Form 10-Q
period 2012-06-30
MALVERN BANCORP, INC.
filed 2012-09-21
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-181798

MALVERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	45-5307782
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

42 East Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of principal executive offices)	(Zip Code)

(610) 644-9400
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of September 21, 2012, there were no shares of common stock of the Registrant outstanding (the Registrant became subject to the filing requirements of Sections 13 and 15(d) when its registration statement on Form S-1 was declared effective on August 10, 2012).
.

EXPLANATORY NOTE

Malvern Bancorp, Inc., a Pennsylvania corporation (the “Registrant” or “Malvern Bancorp – New”), was organized by Malvern Federal Bancorp, Inc., a federal corporation (“Malvern Federal Bancorp”) and the current mid-tier holding company for Malvern Federal Savings Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the fully public stock holding company structure (the “Conversion and Reorganization”).  The Conversion and Reorganization is expected to be consummated in October 2012, at which time Malvern Bancorp – New  will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock.  As part of the Conversion and Reorganization, shares of Malvern Bancorp – New’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange, pursuant to an exchange ratio, for the currently issued and outstanding shares of Malvern Federal Bancorp held by the “public” shareholders, that is all shareholders except Malvern Federal Mutual Holding Company.  Malvern Bancorp – New  filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on May 31, 2012 (File No. 333-181798), as amended, which was declared effective by the SEC on August 10, 2012.  The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of Malvern Bancorp – New have been included herein.

Part I – Financial Information

Item 1.	Financial Statements.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 1 through 45 in the Quarterly Report on Form 10-Q of Malvern Federal Bancorp, Inc. (File No. 001-34051) for the quarter ended June 30, 2012 as filed with the SEC on August 13, 2012.  Malvern Bancorp – New has evaluated events and transactions occurring subsequent to June 30, 2012, for items that should potentially be recognized or disclosed in the financial statements incorporated herein.  The evaluation was conducted through the date hereof.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 46 through 62 in the Quarterly Report on Form 10-Q of Malvern Federal Bancorp, Inc. (File No. 001-34051) for the quarter ended June 30, 2012 as filed with the SEC on August 13, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required herein is incorporated by reference from the information appearing after the same heading at page 63 in the Quarterly Report on Form 10-Q of Malvern Federal Bancorp, Inc. (File No. 001-34051) for the quarter ended June 30, 2012 as filed with the SEC on August 13, 2012.

Item 4.	Controls and Procedures.

The information required herein is incorporated by reference from the information appearing after the same heading at page 63 in the Quarterly Report on Form 10-Q of Malvern Federal Bancorp, Inc. (File No. 001-34051) for the quarter ended June 30, 2012 as filed with the SEC on August 13, 2012.

Part II – Other Information

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

The information required herein is incorporated by reference from the information appearing after the same heading at pages 19 through 25 in the Prospectus of Malvern Bancorp – New, dated August 10, 2012, as filed with the SEC pursuant to Rule 424(b)(3) on August 21, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.

There are no matters required to be reported under this item.

Item 5.	Other Information.

There are no matters required to be reported under this item.

Item 6.	Exhibits.

(a)	The following exhibits are filed herewith:

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer
32.0	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALVERN BANCORP, INC.

Date: September 21, 2012	By:	/s/ Ronald Anderson
Ronald Anderson President and Chief Executive Officer

Date: September 21, 2012	By:	/s/ Dennis Boyle
Dennis Boyle Senior Vice President and Chief Financial Officer