Form 10-K
period 2012-09-30
MALVERN BANCORP, INC.
filed 2012-12-26
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2012

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number: 000-54835

MALVERN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (610) 644-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐  NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  ☐  NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO ☒

The aggregate market value of the 2,259,947 shares of the common stock of Malvern Federal Bancorp, Inc. (the predecessor to the Registrant), held by non-affiliates, based upon the closing price of $7.75 for the common stock on March 31, 2012, reported by the NASDAQ Stock Market, was approximately $17.5 million.  Shares of common stock held by Malvern Federal Mutual Holding Company and its executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 21, 2012 was 6,558,473.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Bancorp, Inc. will be engaged. Malvern Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

Item 1.  Business.

General

On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp-New”) completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Bancorp-New, a Pennsylvania company, became the holding company for Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and owns all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp-New, were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”) held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the Malvern Bancorp-New in the conversion and reorganization. As a result of the stock offering and reorganization, the Company had $56.7 million of subscriptions, which were held in a deposit escrow account at the Bank, at September 30, 2012. Upon completion of the stock offering and the exchange, 6,558,473 shares of Malvern Bancorp-New common stock were issued and outstanding.

The Company is a Pennsylvania chartered corporation which owns all of the issued and outstanding shares of the Bank’s common stock, the only equity securities which the Bank has issued.  While the Company is authorized to pursue all activities permitted by applicable laws and regulations for savings and loan holding companies, the Company’s only business activity to date has been holding all of the outstanding common stock of Malvern Federal Savings.  The Company does not own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company employs only persons who also are officers of Malvern Federal Savings to serve as officers of the Company.  The Company also uses the Bank’s support staff from time to time.  These persons are not separately compensated by the Company.

The Company is the successor to the Mid-Tier Holding Company and references to Malvern Bancorp-New or the Company include reference to the Mid-Tier Holding Company where applicable.

Malvern Federal Savings is a federally chartered community-oriented savings bank which was originally organized in 1887 and is headquartered in Paoli, Pennsylvania.  The Bank currently conducts its business from its headquarters and eight full service financial center offices.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities.  The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings, provisions for loan losses, and general operating expenses.  Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

Prior to July 2011, the Bank, the Mid-Tier Holding Company and the Mutual Holding Company were regulated by the Office of Thrift Supervision (the “OTS”). As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the OTS was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the Office of the Comptroller of the Currency (the “OCC”) and the regulatory oversight functions and authority of the OTS related to the Mid-Tier Holding Company and Mutual Holding Company, which  were savings and loan holding companies, and now the Company, as the new savings and loan holding company for the Bank, were transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”). See “–Regulation - General” and “–Regulation - Recently Enacted Regulatory Reform.”

The Bank is an active originator of residential home mortgage loans in our market area.  Historically, Malvern Federal Savings was a traditional thrift institution which emphasized the origination of loans secured by one-to four-family, or “single-family” residential real estate located in its market area.  Approximately eight years ago, we decided to focus on increasing our originations of loans secured by non-residential or commercial real estate loans as well as construction and development loans and home equity loans and lines of credit.  Such loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.  However, commercial real estate loans, construction and development loans and home equity loans and lines of credit are all deemed to have a higher risk of default than single-family residential mortgage loans.

The increase in our non-performing assets and in light of the increased risk represented by commercial real estate loans and construction and developments loans, we generally ceased originating any new construction and development loans in October 2009, with certain exceptions, and we ceased originating new commercial real estate loans in August 2010.  In October 2010, the Mid-Tier Holding Company, the Bank and the Mutual Holding Company entered into Supervisory Agreements (the “Supervisory Agreement(s)”) with the OTS.  As discussed above, the regulatory functions of the OTS have been transferred to the OCC, in the case of the Bank, and the FRB in the case of the Company.  Among other things, the terms of the Supervisory Agreements which remain in effect:

●	prohibit us from making or acquiring any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OCC;

●	required us to develop a plan to reduce our problem assets;

●	required us to develop enhanced policies and procedures for identifying, monitoring and controlling the risk associated with concentrations of commercial real estate loans;

●
required that an independent third party undertake reviews of our commercial real estate loans, construction and development loans, multi-family residential mortgage loans and commercial loans not less than once every six months; and

●	prohibit the Company from declaring or paying dividends or making any other capital distributions, such as repurchases of common stock, without the prior written approval of the FRB.

In addition, as a result of the Supervisory Agreements, Malvern Federal Savings is subject to certain additional restrictions pursuant to regulations of the OTS, including the following:

●
the Bank must limit its asset growth in any quarter to an amount which does not exceed the net interest credited on deposit liabilities during the quarter, unless otherwise permitted by the OCC (and, previously, the OTS);

●	the Bank is required to provide the OCC (and, previously, the OTS) with prior notice of any new director or senior executive officer; and

●
the Bank may not enter into, renew, extend or revise any contractual arrangements related to compensation or benefits with any director or officer without receiving prior written non-objection from the OCC (and, previously, the OTS).

For additional information, see “- Regulation – The Supervisory Agreements.”

Our headquarters is located at 42 East Lancaster Avenue, Paoli, Pennsylvania, and our telephone number is (610) 644-9400.  We maintain a website at www.malvernfederal.com and we provide our customers with on-line banking and telephone banking services.  The Company’s annual reports on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website under the Investor Relations menu.  Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC.  The information presented on our website, currently and in the future, is not considered to be part of this document, or any document, incorporated by reference in this document.

Market Area and Competition

We conduct business from our corporate headquarters in Paoli, Pennsylvania, seven financial center offices located in Chester County, Pennsylvania and one financial center office in Delaware County, Pennsylvania.  Our headquarters office is in Paoli, Pennsylvania, approximately 25 miles west of the City of Philadelphia.  In addition to Chester County, our lending efforts are focused in neighboring Montgomery County and Delaware County, both of which are also in southeastern Pennsylvania.  To a lesser extent, we provide services to other areas in the greater Philadelphia market area.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  Within our market area, we estimate that more than 73 other banks, credit unions and savings institutions are operating.  There are several larger commercial banks which have a significant presence in our market area including Wells Fargo Bank, PNC Financial, TD Bank and Susquehanna Bank.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At September 30, 2012, our net loan portfolio totaled $457.0 million or 64.2% of total assets.  Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family” residential real estate loans located in our market area. In light of the increased levels of our non-performing and problem assets, we have taken certain actions, commencing in the fiscal year ended September 30, 2010, in an effort to strengthen and enhance our loan underwriting policies and procedures and our loan administration and oversight policies and procedures.  We have revised both our consumer loan policy and our commercial loan policy to strengthen certain of our minimum loan-to-value (“LTV”) ratios, maximum gross debt ratios and minimum debt coverage ratio policy requirements.  We have invested in and implemented software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance.  During the fiscal year ended September 30, 2011, we established a Credit Review Department.  The primary focus of the Credit Review Department to date has been the resolution of our non-performing and other problem assets.  However, the Credit Review Department also participates in the loan underwriting and credit administration function.  Our Chief Credit Officer, who heads the Credit Review Department, also is the Chairman of the Malvern Federal Savings Bank Loan Committee. In addition, due to the increased risk associated with such loans, during fiscal 2010, we discontinued, with certain exceptions, the origination of any new commercial real estate loans and construction and development loans. Pursuant to the terms of the Supervisory Agreement, we may not make, invest in or purchase any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OCC, other than with respect to any refinancing, extension or modification of an existing commercial real estate or commercial and industrial loan where no new funds are advanced.  With respect to our consumer loans, which consist primarily of home equity lines of credit and second mortgage loans, we also have ceased offering certain products which we deemed to be of higher risk, including second mortgage loans on non-owner occupied or investment properties, second mortgage “bullet” loans, which were amortized over 30 years but had a 15 year term, and no income/no asset (“NINA”) loans.

The types of loans that we originate are subject to federal and state law and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage	$231,803	50.2%	$229,330	44.7%	$230,966	41.8%	$252,308	42.4%	$248,118	43.3%
Construction and Development:
Residential and commercial	20,500	4.4	26,005	5.0	30,429	5.5	37,508	6.3	45,451	7.9
Land loans	632	0.1	2,722	0.6	2,989	0.6	3,237	0.6	4,530	0.8
Total construction and development loans	21,132	4.5	28,727	5.6	33,418	6.1	40,745	6.9	49,981	8.7
Commercial:
Commercial real estate	112,199	24.3	131,225	25.5	143,095	25.9	142,863	24.0	138,522	24.2
Multi-family	2,087	0.5	5,507	1.1	6,493	1.2	9,613	1.6	1,906	0.3
Other	7,517	1.6	10,992	2.1	11,398	2.1	15,647	2.6	17,260	3.0
Total commercial loans	121,803	26.4	147,724	28.7	160,986	29.2	168,123	28.2	157,688	27.5
Consumer:
Home equity lines of credit	20,959	4.5	20,735	4.0	19,927	3.6	19,149	3.2	12,393	2.2
Second mortgages	65,703	14.2	85,881	16.8	105,825	19.1	113,943	19.1	103,741	18.1
Other	762	0.2	788	0.2	1,086	0.2	1,143	0.2	1,304	0.2
Total consumer loans	87,424	18.9	107,404	21.0	126,838	22.9	134,235	22.5	117,438	20.5
Total loans	462,162	100.0%	513,185	100.0%	552,208	100.0%	595,411	100.0%	573,225	100.0%

Deferred loan costs net	2,420		2,935		3,272		3,872		3,816
Allowance for loan losses	(7,581)		(10,101)		(8,157)		(5,718)		(5,505)
Loans receivable, net	$457,001		$506,019		$547,323		$593,565		$571,536

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Residential mortgage	$215,599	46.7%	$211,405	41.2%	$201,285	36.4%	$227,712	38.2%	$218,214	38.1%
Construction and Development:
Residential and commercial	3,245	0.7	4,250	0.8	968	0.2	5,382	0.9	4,505	0.8
Land loans	--	--	1,376	0.3	1,312	0.3	1,558	0.3	1,575	0.2
Total fixed-rate construction and development loans	3,245	0.7	5,626	1.1	2,280	0.5	6,940	1.2	6,080	1.0
Commercial:
Commercial real estate	38,041	8.2	40,231	7.8	40,833	7.4	56,126	9.4	52,406	9.1
Multi-family	1,671	0.4	932	0.2	950	0.2	3,519	0.6	--	--
Other	1,442	0.3	1,643	0.3	1,733	0.3	3,798	0.6	4,441	0.8
Total fixed-rate commercial loans	41,154	8.9	42,806	8.3	43,516	7.9	63,443	10.6	56,847	9.9
Consumer:
Home equity lines of credit	--	--	--	--	--	--	--	--	--	--
Second mortgages	65,671	14.2	85,881	16.8	105,825	19.1	113,943	19.1	103,741	18.1
Other	470	0.1	552	0.1	822	0.1	867	0.2	960	0.2
Total fixed-rate consumer loans	66,141	14.3	86,433	16.9	106,647	19.2	114,810	19.3	104,701	18.3
Total fixed-rate loans	$326,139	70.6	$346,270	67.5	$353,728	64.0	$412,905	69.3	$385,842	67.3
Adjustable-Rate Loans:
Residential mortgage	$16,204	3.5%	$17,925	3.5%	$29,681	5.4%	$24,596	4.1%	$29,904	5.2%
Construction and Development:
Residential and commercial	17,255	3.7	21,755	4.2	29,461	5.3	32,126	5.4	40,946	7.1
Land loans	632	0.1	1,346	0.3	1,677	0.3	1,679	0.3	2,955	0.5
Total adjustable-rate construction and development loans	17,887	3.8	23,101	4.5	31,138	5.6	33,805	5.7	43,901	7.6
Commercial:
Commercial real estate	74,158	16.1	90,994	17.7	102,262	18.5	86,737	14.6	86,116	15.0
Multi-family	416	0.1	4,575	0.9	5,543	1.0	6,094	1.0	1,906	0.4
Other	6,075	1.3	9,349	1.8	9,665	1.8	11,849	2.0	12,819	2.2
Total adjustable-rate commercial loans	80,649	17.5	104,918	20.4	117,470	21.3	104,680	17.6	100,841	17.6
Consumer:
Home equity lines of credit	20,959	4.5	20,735	4.0	19,927	3.6	19,149	3.2	12,393	2.2
Second mortgages	32	--	--	--	--	--	--	--	--	--
Other	292	0.1	236	0.1	264	0.1	276	0.1	344	0.1
Total adjustable-rate consumer loans	21,283	4.6	20,971	4.1	20,191	3.7	19,425	3.3	12,737	2.3
Total adjustable-rate loans	$136,023	29.4%	$166,915	32.5%	$198,480	36.0%	$182,506	30.7%	$187,383	32.7%
Total loans	$462,162	100.0%	$513,185	100.0%	$552,208	100.0%	$595,411	100.0%	$573,225	100.0%

Loan Maturity. The following table presents the contractual maturity of our loans at September 30, 2012.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land Loans	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Total
	(In thousands)
Amounts due in:
One year or less	$684	$6,788	$-	$6,344	$160	$398	$300	$102	$47	$14,823
After one year through two years	357	3,430	632	3,745	-	1,428	-	287	95	9,974
After two years through three years	537	3,754	-	9,821	913	170	-	333	122	15,650
After three years through five years	5,155	-	-	24,351	80	1,640	56	1,300	119	32,701
After five years through ten years	30,822	4,859	-	56,695	758	863	-	15,671	-	109,668
After ten years through fifteen years	37,669	-	-	6,646	-	1,308	4,766	19,178	5	69,572
Beyond fifteen years	156,579	1,669	-	4,597	176	1,710	15,837	28,832	374	209,774
Total	$231,803	$20,500	$632	$112,199	$2,087	$7,517	$20,959	$65,703	$762	$462,162
Interest rate terms on amounts due after one year:
Fixed rate	$215,450	$3,245	$-	$34,687	$1,671	$1,422	$-	$65,569	$423	$322,467
Adjustable rate	15,669	10,467	632	71,168	256	5,697	20,659	32	292	124,872
Total	$231,119	$13,712	$632	$105,855	$1,927	$7,119	$20,659	$65,601	$715	$447,339

Loan Originations, Purchases and Sales.  Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  In addition, we rely on a network of approximately ten mortgage brokers with respect to production of new single-family residential mortgage loans, second mortgage loans and home equity lines of credit.  We receive applications from such brokers on standardized documents meeting Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) guidelines and, if we determine to acquire loans from such brokers, they are underwritten and approved pursuant to the policies and procedures of Malvern Federal Savings Bank.  Depending upon our arrangements with the particular broker, loans obtained from our broker network are classified either as “purchased,” when the broker provides the loan funds at closing and closes the loan in its name, or as “originated,” when Malvern Federal Savings Bank disburses the loan funds at closing and the documents reflect the Bank as the lender.  Single-family residential mortgage loan applications and consumer loan applications are taken at any Malvern Federal Savings Bank branch office.  We also accept internet applications submitted to our website.  Applications for other loans typically are taken personally by our loan officers or business development officers, although they may be received by a branch office initially and then referred to one of our loan officers or business development officers.  All loan applications are processed and underwritten centrally at our main office.

All of our single-family residential mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae.  We also utilize an automated loan processing and underwriting software system for our new single-family residential mortgage loans.  Property valuations of loans secured by real estate are undertaken by an independent third-party appraiser approved by our board of directors.  We do not originate, and at September 30, 2012, we had no sub-prime loans in our portfolio.

As previously indicated, upon consideration of the increased levels of our non-performing and problem assets, we generally ceased originating new construction and development loans in October 2009, with certain exceptions, and we ceased originating new commercial real estate loans in August 2010. The Supervisory Agreements that we entered into in October 2010 prohibit us from making or acquiring any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the Office of the Comptroller of the Currency.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate or construction and development loans, from other financial institutions in our market area.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  We actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  At September 30, 2012, the largest loan participation interests from other institutions were comprised of six loans to four borrowers and their affiliates, which had an aggregate outstanding balance of approximately $8.9 million.  Of those six loans, three construction and development loans to two borrowers and their affiliates, which had an aggregate outstanding balance on our books of $2.4 million at September 30, 2012, were impaired and on non-accrual status at such date.  See “Asset Quality – Non-Performing Loans and Real Estate Owned.”

In addition, we also occasionally sell whole loans or participation interests in loans we originate.  We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of the Bank’s unimpaired capital and surplus.  At September 30, 2012, our five largest outstanding loans to one borrower and related entities amounted to $8.8 million, $8.4 million, $8.3 million, $6.9 million and $5.3 million, respectively, and all of such loans were performing in accordance with their terms and complied with our loan-to-one borrower limit.  In addition, in an effort to improve our interest rate risk exposure, on occasion, we sell long-term (20 or 30 year term) fixed-rate single family residential mortgage loans to Freddie Mac and Fannie Mae while retaining the loan servicing rights for such loans.  We receive a fee for continuing to service such loans when they are sold, and such fees are recorded as non-interest income.

The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Total gross loans at beginning of period	$513,185	$552,208	$595,411
Originations by type:
Residential mortgage	39,213	35,378	26,422
Construction and Development(1):
Residential and commercial	4,961	3,890	7,250
Land loans	-	36	40
Commercial:
Commercial real estate	3,831	3,146	28,354
Multi-family	221	494	45
Other	1,322	3,426	3,836
Consumer:
Home equity lines of credit(1)	10,813	11,289	10,965
Second mortgages	1,426	6,719	6,952
Other	684	608	1,139
Total originations	62,471	64,986	85,003
Principal Repayments:
Residential mortgage	49,872	54,691	53,338
Construction and Development:
Residential and commercial	10,425	7,750	13,244
Land loans	1,923	235	287
Commercial:
Commercial real estate	21,112	7,387	25,519
Multi-family	3,146	1,335	3,095
Other	4,779	3,542	8,063
Consumer:
Home equity lines of credit	10,917	10,034	10,313
Second mortgages	25,653	28,848	25,935
Other	709	882	1,196
Total principal repayments	128,536	114,704	140,990
Net loan originations and principal repayments	(66,065)	(49,718)	(55,987)
Purchases:
Residential mortgage(2)	25,914	27,683	10,130
Construction and Development:
Residential and commercial	-	125	-
Consumer:
Home equity lines of credit	361	-	131
Second mortgages	4,626	4,560	11,098
Total purchased	30,901	32,368	21,359

Residential mortgage loans securitization and sale	(10,671)	-	-
Other adjustments, net(3)	(5,188)	(21,673)	(8,575)
Net increase (decrease)	(51,023)	(39,023)	(43,203)
Total gross loans at end of period	$462,162	$513,185	$552,208

(1)	Origination amounts for construction and development loans and line of credit loans reflect disbursements of loan proceeds during the period, although loans may have been originated in a prior period.
(2)	Includes purchases of loans from our network of loan brokers.
(3)	Reflects non-cash items related to transfers of loans to other real estate owned, recoveries and charge-offs.

The loans receivable portfolio is segmented into residential loans, construction and development loans, commercial loans and consumer loans.  The residential loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial use structure.  The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2012, $231.8 million, or 50.2%, of our total loans consisted of single-family residential mortgage loans.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  Applications for one- to four-family residential mortgage loans are taken by our Business Development Officer and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate.  We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.  However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years.  At September 30, 2012, $16.2 million, or 7.0%, of our one- to four-family residential loans consisted of ARM loans.  We also offer “balloon” loans which are amortized on a 30 year schedule but become due at the fifth or seventh anniversary, bi-weekly mortgage loans and, until August 2008, for borrowers with credit scores exceeding 700, NINA loans.  Our NINA loans amounted to $1.5 million in the aggregate at September 30, 2012.  None of our NINA loan were impaired or on non-accrual status at September 30, 2012.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.  We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans.  We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one- to four-family first mortgage loans.  Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property.  Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

Construction and Development Loans. In October 2009, we ceased originating any new construction and development loans, with certain limited exceptions.  During fiscal 2010, we originated a total of three commercial construction loans which had an outstanding balance of $740,000 at September 30, 2012.  Our only other new construction loans which we have made since we entered into the Supervisory Agreements in October 2010 have consisted of single-family residential construction loans which, by their terms, convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm.” loans).  We had three of such construction/perm loans with an aggregate outstanding balance of $336,000 at September 30, 2012.  Prior to October 2009, we originated construction loans for residential and, to a lesser extent, commercial uses within its market area.  We generally limited construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank. The amount of our outstanding construction and development loans decreased to $21.1 million or 4.5% of total loans at September 30, 2012 from $28.7 million or 5.6% of total loans as of September 30, 2011.

Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.  At September 30, 2012, approximately 84.6% of our construction loans had variable rates of interest and 51.3% of such loans had two years or less in their remaining terms to maturity at such date.

Our current portfolio of construction loans generally have a maximum term to maturity of one year (for individual, owner-occupied dwellings), and loan-to-value ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally a limit of two unsold homes (one model home and one speculative home) is placed per project.

Prior to committing to a construction loan, we require that an independent appraiser prepare an appraisal of the property.  Each project also is reviewed and inspected at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion. Monthly payment of interest is required on all construction loans and we often established interest reserves on construction loans to developers, which helps ensure interest payments are received during the construction period.

Our construction loans also include loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines).  We typically made these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and were limited to a loan-to-value ratio not exceeding 70% of the appraised value at the time of origination. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released.  We limited loans of this type to our market area and to developers with whom we had established relationships. In most cases, we also obtained personal guarantees from the borrowers.

Our loan portfolio included one loan secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $632,000, constituting 0.1% of total loans, at September 30, 2012.  As previously indicated, we generally have ceased making any new land loans.

Our construction and development loans also include loans made to consumers for the construction of their individual homes underwritten on a construction/permanent basis.  During the initial or construction phase, these loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed.  Upon the earlier of the completion of construction or one year, these loans automatically convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans.

Construction and development loans generally are considered to involve a higher level of risk than one-to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. At September 30, 2012, the amounts outstanding on our five largest residential construction loans were approximately $1.1 million, $703,000, $600,000, $439,000 and $303,000.  At September 30, 2012, the amounts outstanding on our five largest commercial construction or development loans were $3.6 million, $3.2 million, $3.0 million, $1.3 million and $1.0 million.  The average size of our construction loans was approximately $622,000 at September 30, 2012.  Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals.  At September 30, 2012, $735,000, or 9.7%, of our allowance for loan losses was attributed to construction and development loans.  Our non-performing construction and development loans amounted to $3.8 million at September 30, 2012 compared to $6.6 million at September 30, 2011.  During the fiscal year ended September 30, 2012, we charged off a total of $826,000 in construction and development loans.  See “Asset Quality – Non-Performing Loans and Real Estate Owned.”  In addition to our non-performing construction and development loans, at September 30, 2012 and 2011, we had $1.1 million and $1.2 million, respectively, in construction and development loans that were performing troubled debt restructurings.

Commercial Lending.  In August 2010, the Company generally ceased originating new commercial real estate, multi-family real estate mortgage loans, or commercial business loans and we are no longer purchasing whole loans or participation interests in commercial loans from other financial institutions.  The Supervisory Agreement, which became effective in October 2010, prohibits the Bank from originating or purchasing any new commercial real estate loans or commercial and industrial loans except for refinancing, extending or modifying existing loans where no new funds are advanced and except with the prior written non-objection of the OCC.

We hope to resume, on a relatively modest basis, commercial real estate lending during fiscal 2013.  However, any such resumptions of commercial real estate lending is subject to the elimination of the lending restrictions contained in the Supervisory Agreements and the receipt of any other necessary approval or non-objections from the Office of the Comptroller of the Currency.  No assurance can be given whether or when the OCC will permit us to resume commercial real estate lending.  If we are permitted to resume commercial real estate lending, we expect to limit such lending to our market area and on terms and conditions in accordance with our strengthened loan underwriting policies and enhanced credit administration and review procedures.

At September 30, 2012, our loans secured by commercial real estate amounted to $112.2 million and constituted 24.3% of our total loans at such date.  During the year ended September 30, 2012, the commercial real estate loan portfolio decreased by an aggregate of $19.0 million, or 14.5% due primarily to our ceasing, with certain exceptions, originations of new commercial real estate loans.  As previously indicated, the Supervisory Agreement executed in October 2010 prevents us from making, investing in or purchasing any new multi-family residential loans, commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OCC (or, prior to July 21, 2011, the OTS), other than with respect to any refinancing, extension or modification of an existing loan where no new funds are advanced.  In addition to loan payoffs and normal amortization, the reduction of our commercial loan portfolio during fiscal 2012 reflects aggregate charge-offs of $951,000 of commercial real estate loans and the transfer of $1.5 million in commercial real estate loans to other real estate owned (“REO”) during the fiscal year ended September 30, 2012.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area.  Loans in our commercial real estate portfolio tend to be in an amount less than $3.0 million, but some exceed that amount. At September 30, 2012, the average amount outstanding on our commercial real estate loans was $404,000.  The five largest commercial real estate loans outstanding were $5.2 million, $5.1 million, $4.4 million, $4.3 million and $3.3 million at September 30, 2012. During the year ended September 30, 2012, the average yield on our commercial real estate loans was 5.3% compared to 4.8% for our single-family residential mortgage loans.  Commercial real estate loans are much more likely to have adjustable interest rates than single-family residential mortgage loans, which adds to the interest rate sensitivity of commercial real estate loans and makes them attractive.  At September 30, 2012, approximately 66.1% of our commercial real estate loans had adjustable interest rates compared to 7.0% of our single-family residential mortgage loans with adjustable rates at such date.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with monthly amortization not greater than 25 years loan and loan-to-value ratios of not more than 75%. Interest rates are either fixed or adjustable, based upon the prime rate plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan.  Prepayment fees are charged on most loans in the event of early repayment. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

At September 30, 2012, our loan portfolio included $2.1 million of multi-family (more than four units) loans, constituting 0.5% of our total loans at such date.  The two largest multi-family loans, with outstanding balances of $912,000 and $758,000, respectively, at September 30, 2012, comprised 80.1% of our multi-family loans at such date.  These loans are for properties located in Chester County and Delaware County, Pennsylvania, respectively.  As of September 30, 2012, we had no non-accruing multi-family loans.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  As of September 30, 2012, $1.5 million or 1.3% of our commercial real estate mortgage loans were on non-accrual status and an aggregate of $18.1 million of our commercial real estate loans at such date were classified for regulatory reporting purposes with $17.8 million classified substandard and $351,000 classified doubtful.  See “Asset Quality – Asset Classification.”  As of September 30, 2012, $3.5 million, or 46.1% of our allowance for loan losses was allocated to commercial real estate mortgage loans.  In addition, at September 30, 2012 we held $2.4 million of commercial real estate as real estate owned.  See “Asset Quality – Non-Performing Assets and Real Estate Owned.”  During the fiscal year ended September 30, 2012, we charged off an aggregate of $951,000 in commercial real estate loans.  In addition to our non-performing commercial real estate loans and commercial real estate owned, we had $6.0 million and $7.9 million of commercial real estate loans deemed performing troubled debt restructurings at September 30, 2012 and 2011, respectively.

At September 30, 2012, we had $7.5 million in commercial business loans (1.6% of gross loans outstanding). Our commercial business loans generally are made to small to mid-sized businesses located in our market area.  The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.  At September 30, 2012, the average balance of our commercial business loans was $251,000.  As previously indicated, the Supervisory Agreement prevents us from making, investing in or purchasing any new commercial business loans (which are referred to as commercial and industrial loans in such agreement) without the prior written non-objection of the OTS (now, the OCC), other than with respect to any refinancing, extension or modification of an existing loan where no new funds are advanced.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans.  As of September 30, 2012, we had one non-accruing commercial business loans with an aggregate balance of $201,000. At such date, $226,000 or 3.0% of the allowance for loan losses was allocated to commercial business loans.

Prior to our cessation of new originations of commercial real estate, multi-family residential and commercial business loans, various aspects of a commercial real estate, multi-family loan and commercial business loan transactions were evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration was given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, our practice in recent periods was to impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125%.  We also would evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer loans amounted to $87.4 million or 18.9% of our total loan portfolio at September 30, 2012.  The largest components of our consumer loans are loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $65.7 million at September 30, 2012, and home equity lines of credit, which amounted to $21.0 million at such date.  Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising and, with respect to second mortgages and home equity lines of credit, through our broker network.

Our home equity lines of credit are variable rate loans tied to the prime rate.  Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods.  Our second mortgages have a maximum term to maturity of 20 years.  Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence.  However, our security generally consists of a second lien on the property.  Our lending policy provides that our home equity loans have loan-to-value ratios of 85% or less when combined with any Malvern Federal Savings Bank’s first mortgage.  Our lending policy also provides that our home equity loans have loan-to-value ratios of 80% or less when combined with any first mortgage with any other financial institution.   The maximum loan-to-value ratio on our home equity lines of credit is 80%. We offer home equity lines on a revolving line of credit basis, with interest tied to the prime rate.  At September 30, 2012, the unused portion of our home equity lines of credit was $24.8 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral.  In the year ended September 30, 2012, we charged-off $1.3 million of consumer loans. As a result of the recent declines in the market value of real estate and the deterioration in the overall economy, we are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses. As of September 30, 2012, we had an aggregate of $762,000 of non-accruing second mortgage loans and home equity lines of credit, representing an improvement of $676,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2011.  At September 30, 2012, $1.0 million of our consumer loans were classified as substandard and we had no doubtful consumer loans.  At September 30, 2012, an aggregate of $1.5 million of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

Loan Approval Procedures and Authority. Our board of directors establishes the Bank’s lending policies and procedures.  Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors.  All loan modifications must be approved by our board of directors.

All loans in excess of $417,000 and all loans which are approved as an exception to our standard loan underwriting policies and procedures must be approved by the Bank’s Board of Directors after such loans are recommended for approval by the Property and Loan Committee of the Board of Directors.  Our Chief Lending Officer is authorized to approve residential mortgage loans up to $417,000.  Commercial loans in amounts up to $200,000 must be approved by two designated commercial loan officers and consumer loans in excess of $100,000 but not exceeding $200,000 must be approved by a designated consumer loan officer and our Chief Lending Officer. Consumer loans under $100,000 can be approved by one designated loan officer.

Asset Quality

General.  One of our key objectives is to continue to improve asset quality. Given the stagnant economy and its effects on our market area, the increased levels of our classified and non-performing assets and the provisions of the Supervisory Agreement, we have become much more proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower.  Initial contacts are made as soon as five days after the date the payment is due, and late notices are sent approximately 16 days after the date the payment is due. In most cases, deficiencies are promptly resolved.  If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are delinquent 30 days or more are reported to the board of directors of Malvern Federal Savings on a monthly basis.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans).  It is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due.  On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement.  Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold.  Real estate owned is recorded at the lower of cost or fair value less estimated selling costs.  Costs associated with acquiring and improving a foreclosed property is usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs.  Holding costs are charged to expense.  Gains and losses on the sale of real estate owned are charged to operations, as incurred.

We account for our impaired loans under accounting principles generally accepted in the United States of America (“U.S. GAAP”).  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial and construction loans are individually evaluated for impairment.  Our impaired loans amounted to $13.2 million and $14.9 million at September 30, 2012 and 2011, respectively.

Asset Classification.  Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system.  Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.   “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.

Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management.  General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances.  The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Our management believes that, based on information currently available, the Company’s allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  However, actual losses are dependent upon future events and, as such; further additions to the level of allowances for loan losses may become necessary.

We review and classify assets on a monthly basis and the board of directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above. Loans classified as “substandard” and REO were $40.2 million, in the aggregate, including $4.6 million of other real estate owned, at September 30, 2012 compared to $39.9 million, in the aggregate, including $8.3 million of other real estate owned, at September 30, 2011. We had $351,000 in assets classified doubtful at September 30, 2012 compared to $1.1 million at September 30, 2011.  Assets designated as “special mention” totaled $7.7 million at September 30, 2012 compared to $12.7 million at September 30, 2011.  We attribute the improvement in the aggregate amount of our classified assets and assets designated special mention primarily to our enhanced loan monitoring, collection and charge-off efforts combined with the reductions in the size of our loan portfolio and our holdings of other real estate owned. Our efforts appear to have had some positive effect against the continuing impact of the lackluster economy on our borrowers, the increase in unemployment in the local economy and declining valuations in the collateral securing loans.  We had no loans classified as loss at September 30, 2012 or 2011.

The Supervisory Agreement required us to develop and implement a written internal asset review and classification program to, among other things, require accurate and timely identification and reporting of all classified assets and to require an independent third party loan review consultant to review our commercial real estate, construction, multi-family and commercial loans not less than every six months.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	At September 30, 2012 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Day and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in thousands)
Residential mortgage	7	$1,402	30.9%	14	$3,540	36.3%	21	$4,942	34.6%
Construction and Development:
Residential and commercial	-	-	-	7	3,788	38.8	7	3,788	26.5
Commercial:
Commercial real estate	2	1,778	39.1	2	1,458	15.0	4	3,236	22.6
Other	-	-	-	1	201	2.1	1	201	1.4
Consumer:
Home equity lines of credit	2	220	4.8	1	23	0.2	3	243	1.7
Second mortgages	17	1,140	25.1	9	739	7.6	26	1,879	13.2
Other	4	4	0.1	-	-	-	4	4	-
Total	32	$4,544	100.0%	34	$9,749	100.0%	66	$14,293	100.0%

	At September 30, 2011 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Day and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in thousands)
Residential mortgage	6	$759	28.0%	13	$2,866	22.2%	19	$3,625	23.2%
Construction and Development:
Residential and commercial	-	-	-	7	6,617	51.2	7	6,617	42.4
Commercial:
Commercial real estate	1	195	7.2	3	1,765	13.7	4	1,960	12.5
Other	1	22	0.8	2	229	1.8	3	251	1.6
Consumer:
Home equity lines of credit	1	16	0.6	2	61	0.5	3	77	0.5
Second mortgages	24	1,701	62.8	17	1,377	10.6	41	3,078	19.7
Other	2	16	0.6	-	-	-	2	16	0.1
Total	35	$2,709	100.0%	44	$12,915	100.0%	79	$15,624	100.0%

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	September 30,
	2012	2011	2010
	(In thousands)
Classified assets:
Substandard(1)	$40,226	$39,860	$38,159
Doubtful	351	1,095	3,299
Loss	-	-	-
Total classified assets	40,577	40,955	41,458
Special mention assets	7,657	12,685	16,680
Total classified and special mention assets	$48,234	$53,640	$58,138

(1) Includes other real estate owned of $4.6 million, $8.3 million and $5.3 million, at September 30, 2012, 2011 and 2010, respectively.

Our total classified assets plus assets designated as special mention (assets designated special mention are assets which do not currently expose the institution to risk sufficient to warrant classification as substandard, doubtful or loss but which are deemed to have certain weaknesses) amounted to $48.2 million at September 30, 2012 compared to $53.6 million at September 30, 2011. Our total classified assets were $40.6 million at September 30, 2012 compared to $41.0 million at September 30, 2011.  During the quarter ended September 30, 2012 four construction and development loans to one borrower with an aggregate balance of $8.4 million at such date, were classified as substandard, a change from their previous designation as special mention at June 30, 2012. These four loans are for site development for a 190 unit residential townhouse community in Downingtown, Pennsylvania, and for the demolition and redevelopment for mixed use commercial and residential purposes of six duplex multi-family homes and nine parcels of vacant land on approximately 7 acres in Downingtown, Pennsylvania.  Three of these loans, with an aggregate outstanding balance of $4.9 million, are more than 30 days past due and the fourth loan, with an outstanding balance of $3.5 million, is more than 60 days past due. We are attempting to negotiate a loan modification agreement with the borrower which, among other things, would result in the loans being brought current. However, if a satisfactory loan modification agreement cannot be structured, these loans are likely to be placed on non-accrual status during the first quarter of fiscal 2013.  In such event, we estimate that an additional charge to the allowance for loan losses of approximately $1.3 million would be required with respect to these loans if they are placed on non-accrual status.

Non-Performing Loans and Real Estate Owned.  The following table sets forth non-performing assets and performing troubled debt restructurings which are neither non-accruing nor more than 90 days past due and still accruing in our portfolio at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest for the periods shown.  Troubled debt restructurings are loans which are modified in a manner constituting a concession to the borrower, such as forgiving a portion of interest or principal making loans at a rate materially less than that of market rates, when the borrower is experiencing financial difficulty.

	September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$3,540	$2,866	$8,354	$3,809	$1,402
Construction and Development:
Residential and commercial	3,788	6,617	1,393	7,086	1,695
Commercial:
Commercial real estate	1,458	1,765	4,476	785	4,050
Multi-family	-	-	1,093	-	-
Other	201	229	-	35	561
Consumer:
Home equity lines of credit	23	61	457	407	205
Second mortgages	739	1,377	4,085	2,072	672
Other	-	-	3	1	-
Total non-accruing loans	9,749	12,915	19,861	14,195	8,585
Accruing loans delinquent more than 90 days past due	-	-	-	-	-
Real estate owned and other foreclosed assets:
Residential mortgage	1,262	3,872	1,538	1,568	230
Construction and Development:
Residential and commercial	-	-	1,085	196	-
Land	-	-	-	-	-
Commercial:
Commercial real estate	2,405	4,415	2,602	4,006	-
Multi-family	486	-	70	-	-
Other	-	34	20	20	-
Consumer:
Second mortgages	441	-	-	85	-
Total	4,594	8,321	5,315	5,875	230
Total non-performing assets	$14,343	$21,236	$25,176	$20,070	$8,815
Performing troubled debt-restructurings:
Residential mortgage	864	1,049	2,277	-	-
Construction and Development:
Land loans	1,148	1,160	1,170	-	-
Commercial:
Commercial real estate	6,000	7,919	7,742	25	103
Multi-family	-	-	612	-	-
Other	175	175	175	-	-
Consumer:
Home equity lines of credit	-	37	-	-	-
Total performing troubled debt restructurings	8,187	10,340	11,976	25	103
Total non-performing assets and performing troubled debt restructurings	$22,530	$31,576	$37,152	$20,095	$8,918
Ratios:
Total non-accrual loans as a percent of gross loans	2.11%	2.52%	3.60%	2.38%	1.52%
Total non-performing assets as a percent of total asset	2.01%	3.19%	3.49%	2.90%	1.38%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	3.17%	4.74%	5.16%	2.91%	1.39%

The Supervisory Agreement required the Bank to develop and implement a written plan, with specific strategies, targets and timeframes, to reduce the amounts of its non-performing assets, real estate owned, classified assets and assets designated special mention (collectively, “problem assets”). The Bank also is required to develop specific workout plans for each problem asset, or group of loans to any one borrower, in an amount of $500,000 or greater.  The Supervisory Agreement also required the Bank to retain a qualified, full-time loan workout specialist to implement the above-described loan workout plans. During the fiscal year ended September 30, 2011, the Bank established a Credit Review Department designed to improve the tracking, reporting and early recognition of problem assets. Additional staffing added during fiscal year 2011 included a Chief Credit Officer, Loss Mitigation Specialist and Real Estate Owned Coordinator.

At September 30, 2012, our total non-performing assets amounted to $14.3 million, a reduction of $6.9 million, or 32.5% compared to our total non-performing assets at September 30, 2011.  At September 30, 2012, the Company’s total non-accruing loans amounted to $9.7 million, or 2.11% of total loans, compared to $12.9 million of non-accruing loans, or 2.52% of total loans, at September 30, 2011.  Included in our non-performing assets at September 30, 2012 were 14 non-accruing single-family residential mortgage loans with an aggregate outstanding balance of $3.5 million at such date, and 10 non-accruing second mortgage loans and home equity loans, with an aggregate outstanding balance of $762,000. Our non-performing loans at September 30, 2012, also included the following significant items.

●
A $3.0 million participation interest in two construction and development loans for an aggregate of $34.3 million for the construction of 64 units of a proposed 198 unit age-restricted condominium community located in Delaware County, Pennsylvania. Since the loan was originated in December 2007, all of the proposed 64 units have been built, and 45 of the units have been sold. This loan was placed on non-accrual status in June 2011.  Our loan carrying value was $1.4 million at September 30, 2012. Based on the terms of an agreement entered into in December 2011, these loans have been classified as troubled debt restructurings (“TDRs”), although they remained on non-accruing and non-performing status as of September 30, 2012. While these loans were performing in accordance with the terms and conditions of the restructuring agreement at September 30, 2012, they will continue to be deemed as non-accruing TDRs until sufficient criteria is met to change the status of the loan.  While sales of units in this development currently are ahead of schedule, the loan documents, as modified, call for sales of the remaining 19 units over the next 25 months.

●
A $2.4 million participation interest in a $14.3 million construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey. This loan has been on non-accrual status since June 2011.  We recorded a partial charge-off in the amount of $400,000 based on an updated appraisal during fiscal 2011.  During fiscal 2012, we recorded an additional partial charge-off in the amount of $582,000.  During the third quarter of fiscal 2012, the borrower sold a 20.1 acre parcel from this development to a third party, resulting in a $512,000 repayment to the Bank.  As a result, our carrying value of this loan was reduced to $938,000 at September 30, 2012.  The borrower and the bank group entered into a second forbearance agreement in November 2012.   Pursuant to the terms of the new agreement the Bank is scheduled to receive a full repayment of the remaining carrying value before December 31, 2012.

●
A $1.3 million commercial real estate loan on a mixed use (warehouse and self-storage rental units) property located in Chester County, Pennsylvania, which was placed on non-accrual status in February 2011. Pursuant to the terms of a repayment plan and forbearance agreement entered into in June 2011, the borrower is making additional payments which we anticipate will be sufficient to result is loan becoming current and removed from non-accrual status during fiscal 2013.

For the year ended September 30, 2012, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $1.1 million.  The amount that was included in interest income on such loans was $236,000 for the year ended September 30, 2012.

Our non-performing assets include REO in addition to non-performing loans.  At September 30, 2012, our total REO amounted to $4.6 million, a decrease of $3.7 million compared to total REO at September 30, 2011. The $3.7 million decrease in REO at September 30, 2012 compared to September 30, 2011, was due to $6.2 million of sales of REO, at a net gain of $73,000, and $1.0 million in reductions to REO fair values which are reflected in other REO expense during fiscal 2012. Our REO at September 30, 2012 included the following significant items.

●
Nine separate properties located in the greater Philadelphia market area which were acquired as REO in July 2011 and which previously secured three separate commercial real estate loans to one borrower with an aggregate carrying value of $3.4 million at the time of foreclosure (which was net of $658,000 in charge-offs to the allowance for loan losses taken on the loans prior to foreclosure).  The properties consist of various types and usages and include an industrial building in Philadelphia used to process and fabricate marble and granite, three mixed-use (retail space and apartments) buildings in Philadelphia, one building with six retail units in Philadelphia and one mixed-use (eight apartment units and one office) in Norristown, Pennsylvania. We recorded an aggregate of $420,000 in write-downs to these properties during fiscal 2011. In addition, we had $471,000 in additional write-downs during fiscal 2012.  We sold and settled on seven of such properties at a net gain of $119,000 and with an aggregate net sales price of $1.7 million.  The aggregate carrying value was $912,000 at September 30, 2012.  We have entered into a five-year lease/purchase agreement on the eighth property and we are marketing the final property for sale.

●
Ten separate single-family residential rental properties with an aggregate carrying value of $1.5 million which previously secured loans to one borrower and which were acquired as real estate owned in September 2011. As a result of updated appraisals received during the fourth quarter of fiscal 2012, as well a result of agreement of sales, we recorded an aggregate of $251,000 in write-downs during fiscal 2012.  Five of these properties are located in Chester County, Pennsylvania, three properties are located in Claymont, Delaware, one is located in Wilmington, Delaware, and one property is located in Morgantown, Pennsylvania. During fiscal 2012, four of these properties with an aggregate carrying value of $287,000, were sold at an aggregate net loss of $59,000. The remaining six properties had an aggregate carrying value in the amount of $879,000 at September 30, 2012.  Two properties were sold in November 2012 for an aggregate of $399,000, with a gain on sale of $96,000.

●
A $1.3 million commercial real estate loan collateralized by first mortgages on two commercial mixed-use (retail space and apartments) located in Pottstown, Pennsylvania were acquired as REO in July 2012. We have retained a property management company to manage the properties and begin the process of being marketed for sale.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty.  Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured.  At September 30, 2012 our total performing troubled debt restructurings amounted to $8.2 million compared to $10.3 million of performing troubled debt restructurings at September 30, 2011. Our performing troubled debt restructurings at September 30, 2012 included the following significant items.

●
A total of five loans to one borrower with an aggregate outstanding balance of $775,000 at September 30, 2012 collateralized by single-family residential rental properties located primarily in Chester and Delaware Counties, Pennsylvania, which were restructured during the quarter ended September 30, 2010 to require payments of interest only for six months as well as a modification to the interest rate. All of these loans have remained current under their restructured terms. During fiscal 2012, all of these loans converted back to their original terms and interest rates.

●
Four loans to one borrower with an aggregate outstanding balance of $2.9 million at September 30, 2012 collateralized by first mortgages on commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $1.9 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania and the other two loans, with an aggregate outstanding balance of $1.0 million, are secured by 23 acres of approved lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended September 30, 2010 to require payments of interest only for six months and they have been performing in accordance with their terms since they were restructured.

●
One loan to one borrower with an outstanding balance in the amount of $1.4 million at September 30, 2012 on a commercial real estate mixed use (warehouse and office space) property located in Delaware County, Pennsylvania. As a result of slow sales, the borrower was experiencing financial difficulties and on April 1, 2011 the Bank agreed to restructure the loan from its original terms to interest only until October 1, 2011.  The borrower began making principal and interest payments in October 2011. As of September 30, 2012, the borrower was 61 days past due.  Subsequent to September 30, 2012, this loan became more than 90 days past due and was placed on non-accrual status.

●
One commercial real estate loan to one borrower with an outstanding balance in the amount of $2.3 million at September 30, 2012 secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania. This loan was restructured in March 2011 to require payments of interest only, at a reduced rate, for six months.  An updated appraisal received in June 2012 indicated that the outstanding loan balance exceeded the value of the collateral property securing this loan.  We have allocated $351,000 of our allowance for loan losses to this loan at September 30, 2012. Since the project was completed in April 2010, a total of 320 units have been rented, with 100 units being marketed for rent. The borrower has been paying as agreed under the terms of the restructuring.  Under the restructured terms the borrower began making payments of principal and interest starting in April 2012.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses.  We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.  Such risk ratings are periodically reviewed by management and revised as deemed appropriate.  The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and it is likely that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

Our provision for loan losses was $810,000 for the fiscal year ended September 30, 2012 compared to $12.4 million in the year ended September 30, 2011.  During the fiscal year ended September 30, 2012, our total net charge-offs to the allowance for loan losses amounted to $3.3 million compared to $10.4 million during fiscal year ended September 30, 2011. Our charge-offs and recoveries to the allowance for loan losses during fiscal 2012 included the following significant items.

●
A $1.1 million recovery recorded upon receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania.

●
A $428,000 partial charge-off on a commercial real estate loan to one borrower secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania, reducing the carrying value of this loan at September 30, 2012 to $2.3 million based on a June 2012 appraisal. As of September 30, 2012, we had allocated $351,000 of our allowance for loan losses to this loan, which was a performing TDR at such date.

●
An aggregate of $582,000 in charge-offs taken on a participation interest in a non-performing construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey. We took a $412,000 partial charge-off in the first quarter of fiscal 2012 based on an October 2011 appraisal. An additional $170,000 partial charge-off was taken during the fourth quarter of fiscal 2012 based on on-going negotiations regarding the disposition of this loan.  The borrower recently completed a sale of a portion of this site, resulting in a $512,000 payment to us which reduced our carrying value to $938,000 at September 30, 2012.  It is anticipated that the Bank will receive full repayment of the remaining carrying value before December 31, 2012.

●
In February 2012, the Bank received proceeds of $884,000 on the short sale of an office building securing a $1.2 million commercial real estate loan securing two loans to one borrower located in Philadelphia, Pennsylvania.  As a result, the Bank recorded a charge-off of $353,000 during fiscal 2012 with respect to these loans.

●
A total of 36 consumer second mortgage loans had full or partial charge-offs in the aggregate amount of $1.2 million during the fiscal year ended September 30, 2012. The primary reason for these charge-offs, which also included some short sales, was the decline in both the economy and reduced property values in the collateral securing these loans.

See “Asset Quality – Non-Performing Loans and Real Estate Owned.”

We will continue to monitor and modify our allowance for loan losses as conditions dictate.  No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table sets forth an analysis of our allowance for loan losses.

	September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$10,101	$8,157	$5,718	$5,505	$4,541
Provision for loan losses	810	12,392	9,367	2,280	1,609
Charge-offs:
Residential mortgage	1,367	2,478	824	124	144
Construction and Development:
Residential and commercial	826	1,307	4,133	-	-
Commercial:
Commercial real estate	951	2,460	927	1,760	90
Multi-family	113	164	525	-	-
Other	88	278	-	-	4
Consumer:
Home equity lines of credit	72	166	168	-	-
Second mortgages	1,184	3,691	334	153	393
Other	22	6	22	60	19
Total charge-offs	4,623	10,550	6,933	2,097	650
Recoveries:
Residential mortgage	-	1	-	-	-
Construction and Development:
Residential and commercial	1,139	-	-	25	-
Commercial:
Commercial real estate	5	1	-	-	-
Multi-family	-	1	1	-	-
Other	2	5	-	-	-
Consumer:
Home equity lines of credit	2	3	-	-	-
Second mortgages	141	82	-	-	2
Other	4	9	4	5	3
Total recoveries	1,293	102	5	30	5
Net charge-offs	3,330	10,448	6,928	2,067	645
Balance at end of period	$7,581	$10,101	$8,157	$5,718	$5,505
Ratios:
Ratio of allowance for loan losses to non-accrual loans	77.76%	78.21%	41.07%	40.28%	64.12%
Ratio of net charge-offs to average loans outstanding	0.70%	1.97%	1.19%	0.35%	0.12%
Ratio of net charge-offs to total allowance for loan losses	43.93%	103.43%	84.93%	36.15%	11.72%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	2012			2011			2010			2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage	$1,487	19.6%	50.2%	$1,458	14.4%	44.7%	$1,555	19.1%	41.8%	$1,307	22.9%	42.4%	$827	15.0%	43.3%
Construction and Development:
Residential and commercial	724	9.6	4.4	1,627	16.1	4.9	689	8.4	5.5	1,558	27.3	6.3	873	15.9	7.9
Land loans	11	0.2	0.1	49	0.5	0.6	63	0.8	0.6	57	1.0	0.6	79	1.4	0.8
Commercial:
Commercial real estate	3,493	46.1	24.3	4,176	41.4	25.7	2,741	33.6	25.9	1,244	21.8	24.0	2,032	36.9	24.2
Multi-family	10	0.1	0.5	49	0.5	1.1	191	2.3	1.2	48	0.8	1.6	10	0.2	0.3
Other	226	3.0	1.6	317	3.1	2.1	303	3.7	2.1	298	5.2	2.6	335	6.1	3.0
Consumer:
Home equity lines of credit	160	2.1	4.5	220	2.2	4.0	284	3.4	3.6	284	4.9	3.2	122	2.2	2.2
Second mortgages	1,389	18.3	14.2	2,154	21.3	16.7	2,264	27.8	19.1	889	15.6	19.1	1,131	20.6	18.1
Other	16	0.1	0.2	16	0.2	0.2	22	0.3	0.2	25	0.4	0.2	26	0.5	0.2
Total allocated	7,516	99.1	100.0	10,066	99.7	100.0	8,112	99.4	100.0	5,710	99.9	100.0	5,435	98.8	100.0
Unallocated	65	0.9	-	35	0.3	-	45	0.6	-	8	0.1	-	70	1.2	-
Balance at end of period	$7,581	100.0%	100.0%	$10,101	100.0%	100.0%	$8,157	100.0%	100.0%	$5,718	100.0%	100.0%	$5,505	100.0%	100.0%

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Investment Activities

General.  We invest in securities pursuant to our Investment Policy, which has been approved by our board of directors.  The Board’s Asset Liability Committee (“ALCO”) monitors our investment activity and ensures that the Bank’s investments are consistent with the Investment Policy.  The board of directors of Malvern Federal Savings reviews all investment activity on a monthly basis.

Our Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate risk or credit risk, to complement our lending activities and to provide and maintain liquidity.

At September 30, 2012, our investment and mortgage-backed securities amounted to $80.5 million in the aggregate or 11.3% of total assets at such date.  Our securities portfolio is comprised of mortgage-backed pass-through securities, as well as collateralized mortgage obligations, which amounted to $43.7 million or 54.3% of the securities portfolio at September 30, 2012, and U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities.  Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. We typically invest in securities with relatively short terms to maturity (less than 10 years).  At September 30, 2012, $20.1 million of our investment securities had contractual maturities of one year or less and the estimated duration of our mortgage-backed securities portfolio was 3.4 years at such date.

At September 30, 2012, we had an aggregate of $260,000 in gross unrealized losses on our investment securities portfolio available for sale.  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax, reflected in shareholders’ equity as accumulated other comprehensive income.  At September 30, 2012, we had $80.5 million of securities classified as available for sale, no securities classified as held to maturity and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates and collateralized mortgage obligations issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At September 30, 2012, all of our mortgage-backed securities and collateralized mortgage obligations were issued by GNMA, FNMA or FHLMC, and we held no mortgage-backed securities from private issuers.  We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2012 represents other-than-temporary impairment.

At September 30, 2012, we owned one single issuer trust preferred security, which security had an unrealized loss of $236,000 at such date, compared to $210,000 at September 30, 2011.  The Company has continued to receive contractual payments in a timely manner and management expects to continue to receive timely payments in the future based on the credit rating and performance of the issuer. On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy is expected to have on those measurements and the fair value of this security.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, at September 30, 2012.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

The composition and maturities of the investment securities portfolio are indicated in the following table.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
U.S. government agencies and obligations(1)	$16,729	1.75%	$6,634	1.71%	$-	-%	$1,006	2.31%	$24,369	$24,617	1.76%
State and municipal obligations	-	-	1,929	2.33	7,016	2.04	272	2.04	9,217	9,387	2.10
Mortgage-backed securities	1,871	1.91	38,356	1.95	1,749	3.08	968	3.15	42,944	43,683	2.02
Single issuer trust preferred security	1,000	1.09	-	-	-	-	-	-	1,000	764	1.09
Corporate debt securities	500	1.16	1,506	1.75	-	-	-	-	2,006	2,057	1.60
Total AFS	20,100	1.72	48,425	1.92	8,810	2.25	2,201	2.64	79,536	80,508	1.93
Held to Maturity Securities:
Mortgage-backed securities	-	-	-	-	-	-	-	-	-	-	-
Total HTM	-	-	-	-	-	-	-	-	-	-	-
Total debt securities	$20,100	1.72%	$48,425	1.92%	$8,810	2.25%	$2,201	2.64%	$79,536	$80,508	1.93%

(1) Includes FHLB notes

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	At September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government obligations	$-	$-	$4,998	$5,010	$4,997	$4,997
U.S. government agencies(1)	24,369	24,617	28,372	28,442	15,705	15,754
State and municipal obligations	9,217	9,387	952	963	1,199	1,207
Single issuer trust preferred security	1,000	764	1,000	790	1,000	759
Corporate debt securities	2,006	2,057	2,185	2,214	1,451	1,475
Mortgage-backed securities:
Federal National Mortgage Association	1,791	1,925	3,397	3,589	4,808	5,027
Federal Home Loan Mortgage Corporation	248	261	968	1,016	1,324	1,385
Government National Mortgage Association	1	1	147	151	165	169
Collateralized mortgage obligations	40,904	41,496	31,838	32,214	9,798	9,946
Total available for sale	79,536	80,508	73,857	74,389	40,447	40,719
Securities held to maturity:
Mortgage-backed securities:
Government National Mortgage Association	-	-	232	241	266	275
Federal National Mortgage Association	-	-	3,565	3,783	4,450	4,650
Total held to maturity	-	-	3,797	4,024	4,716	4,925
Total investment securities	$79,536	$80,508	$77,654	$78,413	$45,163	$45,644

(1) Includes FHLB notes.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2012, 41.2% of the funds deposited with Malvern Federal Savings Bank were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Our deposits are obtained predominantly from the areas where our branch offices are located.  We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

Malvern Federal Savings uses traditional means of advertising its deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area.  In recent years, we have emphasized the origination of core deposits.  While we have not engaged in the use of brokered deposits as a source of funds, as a result of the Supervisory Agreement, we are prohibited from using brokered deposits in the future without the prior written non-objection of the OCC.

We do not actively solicit certificate accounts in excess of $250,000, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2012, our jumbo CDs amounted to $17.7 million, of which $8.9 million are scheduled to mature within twelve months.  At September 30, 2012, the weighted average remaining maturity of our certificate of deposit accounts was 24.1 months.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At September 30,
	2012		2011		2010
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Deposit Types:
Savings	$41,712	7.7%	$45,067	8.1%	$42,385	7.1%
Money market	70,955	13.1	86,315	15.6	80,980	13.5
Interest bearing demand	87,116	16.1	88,722	16.0	83,365	14.0
Non-interest bearing demand	23,062	4.3	19,833	3.6	18,503	3.1
Total core deposits	222,845	41.2	239,937	43.3	225,233	37.7
Time deposits with original maturities of:
Three months or less	815	0.1	834	0.1	884	0.2
Over three months to six months	6,888	1.3	7,513	1.4	10,585	1.8
Over six months to twelve months	22,019	4.1	8,688	1.6	29,917	5.0
Over twelve months	288,421	53.3	297,483	53.6	330,239	55.3
Total time deposits	318,143	58.8	314,518	56.7	371,625	62.3
Total deposits	$540,988	100.0%	$554,455	100.0%	$596,858	100.0%

At September 30, 2012, we had $160.9 million in certificates of deposit and other time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$9,312
Over three months through six months	27,314
Over six months through 12 months	33,719
Over twelve months	90,510
Total	$160,855

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of the periods indicated.

	Period to Maturity from September 30, 2012
	One	More than One Year to	More than Two Years to	More than	At September 30,
	Year or Less	Two Years	Three Years	Three Years	2012	2011	2010
	(In thousands)
Interest Rate Range:
0.99% and below	$44,477	$35,196	$14,516	$-	$94,189	$39,591	$24,241
1.00% to 1.99%	50,136	7,698	9,606	15,043	82,483	93,216	129,999
2.00% to 2.99%	37,985	18,973	14,312	27,940	99,210	130,983	119,666
3.00% to 3.99%	125	2,624	9,759	24,371	36,879	41,656	52,865
4.00% to 4.99%	1,275	1,513	2,254	-	5,042	7,934	43,187
5.00% to 5.99%	340	-	-	-	340	1,138	1,667
Total	$134,338	$66,004	$50,447	$67,354	$318,143	$314,518	$371,625

The following table sets forth our savings flows during the periods indicated.

	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Opening balance	$554,455	$596,858	$516,511
Deposits	955,037	992,692	1,865,114
Withdrawals	973,480	$1,040,942	1,793,439
Interest credited	4,976	5,847	8,672
Ending balance	$540,988	$554,455	$596,858
Net (decrease) increase	$(13,467)	$(42,403)	$80,347
Percent (decrease) increase	(2.43)%	(7.10)%	15.56%

Borrowings.  We utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the FHLB of Pittsburgh.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including Malvern Federal Savings, fluctuates from time to time in accordance with the policies of the FHLB.  At September 30, 2012, we had $48.1 million in outstanding FHLB advances and $295.3 million of additional FHLB advances and other borrowings available.  In addition, we have established a $50.0 million line of credit with the FHLB, none of which was outstanding at September 30, 2012.  All amounts drawn on our FHLB line of credit are considered short-term borrowings.  At September 30, 2012, $85,000 of our FHLB advances were scheduled to mature within one year.

At September 30, 2012, we had no FHLB advances that were short-term (maturities of one year or less).  In addition, at September 30, 2012, we had nothing outstanding on our line of credit with the FHLB, which is payable on demand.

Subsidiaries

In addition to the Bank, Malvern Bancorp, Inc. has one subsidiary, Malvern Federal Holdings, Inc., a Delaware corporation organized to hold and manage certain investment securities.  The Bank has two subsidiaries, Malvern Federal Investments, Inc., a Delaware corporation organized as an operating subsidiary of the Bank to hold and manage certain investment securities, and Strategic Asset Management Group, Inc. (“SAMG”), a Pennsylvania corporation and insurance brokerage engaged in sales of property and casualty insurance, commercial insurance and life and health insurance.   SAMG is currently is inactive.

Employees

At September 30, 2012, we had 92 full-time and 10 part-time employees.  No employees are represented by a collective bargaining group, and we believe that its relationship with its employees is excellent.

REGULATION

Set forth below is a brief description of the material regulatory requirements that are applicable to Malvern Bancorp and Malvern Federal Savings Bank.  This description is limited to certain material aspects of applicable laws and regulations and is qualified in its entirety by reference to applicable laws and regulations.

General

Malvern Federal Savings Bank, as a federally chartered savings association, is subject to federal regulation and oversight by the OCC extending to all aspects of its operations.  Malvern Federal Savings Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board.  Federal law provides the federal banking regulators, including the OCC and FDIC, with substantial enforcement powers.  Any change in such regulations, whether by the FDIC, OCC or Congress, could have a material adverse impact on Malvern Bancorp and Malvern Federal Savings Bank and our operations.

The Supervisory Agreements

In October 2010, the Mid-Tier Holding Company, Malvern Federal Savings Bank and Malvern Federal Mutual Holding Company entered into Supervisory Agreements (the “Supervisory Agreement(s)”) with the OTS.  The agreements provide, among other things, that within specified time frames:

●
we were required to submit an updated, comprehensive business plan to the OTS that, among other things, addressed Malvern Federal Savings Bank’s strategy to improve core earnings, maintain appropriate levels of liquidity and achieve profitability on a consistent basis.  We must submit quarterly reports to the OCC (and, previously, the OTS) regarding Malvern Federal Savings Bank’s compliance with the plan;

●
Malvern Federal Savings Bank must ensure that its financial reports to the OCC (and, previously, the OTS) are accurately prepared and timely filed in accordance with applicable law, regulations and regulatory guidance;

●
we were required to submit a written internal asset review and classification program to the OTS that, among other things, ensures the accurate and timely identification and classification of Malvern Federal Savings Bank’s classified and criticized assets, and requires asset reviews for commercial real estate, construction and land development, multi-family and commercial loans by an independent third-party loan review consultant not less than every six months;

●
we were required to submit to the OTS a detailed, written plan with targeted levels of Malvern Federal Savings Bank’s problem assets (as defined), describing our strategies to reduce the levels of our problem assets to the targeted levels and the development of specific workout plans for problem assets in the amount of $500,000 or more and we must submit quarterly asset reports to the OCC (and, previously, the OTS) regarding, among other things, Malvern Federal Savings Bank’s compliance with such plans;

●
we were required to revise Malvern Federal Savings Bank’s policies, procedures and methodologies relating to the allowance for loan and lease losses (“ALLL”) to be in compliance with all applicable laws, regulations and regulatory guidance, and we must provide for a quarterly independent third-party review and validation of Malvern Federal Savings Bank’s ALLL;

●
we were required to submit to the OTS a written program of its policies and procedures for identifying, monitoring and controlling risks associated with concentrations of commercial real estate credit which, among other things, establishes comprehensive concentration limits, provides for specific review procedures and reporting requirements to identify, monitor and control risks associated with concentrations of credit and contain a written action plan, with specific time frames, for bringing Malvern Federal Savings Bank into compliance with its concentration of credit limits;

●
Malvern Federal Savings Bank may not make, invest in, or purchase any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OCC (and, previously, the OTS), other than with respect to any refinancing, extension or modification of an existing commercial real estate or commercial and industrial loan where no new funds are advanced;

●	Malvern Federal Savings Bank was required to develop and implement an information technology policy;

●
Malvern Federal Bancorp and Malvern Federal Mutual Holding Company are prohibited from declaring or paying dividends or making any other capital distributions (as defined) without receiving the prior written approval of the FRB (and, previously, the OTS); and

●	Malvern Federal Bancorp and Malvern Federal Mutual Holding Company are required to ensure Malvern Federal Savings Bank’s compliance with its Supervisory Agreement.

While the OCC has noted some instances in which we may not have fully addressed all aspects of the Supervisory Agreements, we believe that we have complied in all material respects with the applicable terms of the Supervisory Agreements.  We are continuing to review our compliance efforts with respect to the Supervisory Agreements in an effort to fully address the matters noted by the OCC.

As a result of the Supervisory Agreement with Malvern Federal Savings Bank, it is subject to certain additional restrictions pursuant to Federal banking regulations, including the following:

●
Malvern Federal Savings Bank must limit its asset growth in any quarter to an amount which does not exceed the net interest credited on deposit liabilities during the quarter, unless otherwise permitted by the OCC (and, previously, the OTS);

●	Malvern Federal Savings Bank is required to provide the OCC (and, previously, the OTS) with prior notice of any new director or senior executive officer;

●	Malvern Federal Savings Bank is restricted from making any “golden parachute payments,” as defined;

●
Malvern Federal Savings Bank may not enter into, renew, extend or revise any contractual arrangements related to compensation or benefits with any director or officer without receiving prior written non-objection from the OCC (and, previously, the OTS);

●
Malvern Federal Savings Bank may not declare or pay any dividends or make other capital distributions, such as repurchases of common stock, without the prior written approval of the OCC (and, previously, the OTS);

●	Malvern Federal Savings Bank’s ability to engage in transactions with affiliates, as defined, is restricted; and

●	Malvern Federal Savings Bank may not engage in the use of brokered deposits without the prior written non-objection of the OCC (and, previously, the OTS).

Dodd-Frank Act

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding Malvern Federal Savings Bank, Malvern Federal Bancorp and Malvern Federal Mutual Holding Company transferred to other federal financial institution regulatory agencies on July 21, 2011. As of the transfer date, all of the regulatory functions related to Malvern Federal Savings Bank that were under the jurisdiction of the Office of Thrift Supervision transferred  to the OCC. In addition, as of that same date, all of the regulatory functions related to Malvern Federal Bancorp and Malvern Federal Mutual Holding Company, as savings and loan holding companies, that were under the jurisdiction of the OTS, transferred to the Federal Reserve Board.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

●
The Office of Thrift Supervision has been merged into the OCC and the authority of the other remaining bank regulatory agencies restructured.  The federal thrift charter has been preserved under the jurisdiction of the OCC.

●
A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●
State consumer financial law is preempted only if it would have a discriminatory effect on a federal savings association, prevents or significantly interferes with the exercise by a federal savings association of its powers or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

●	Deposit insurance has been permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through December 31, 2012.

●	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

●	Authority over savings and loan holding companies transferred to the Federal Reserve Board on July 21, 2011.

●
The Home Owners’ Loan Act was amended to provide that leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years (however, smaller reporting companies have temporarily been exempted from this requirement until January 21, 2013).

●
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
Stock exchanges, which includes the Nasdaq, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Malvern Bancorp, Inc.

Holding Company Acquisitions.  Malvern Bancorp is a savings and loan holding company under the Home Owners’ Loan Act, as amended, and is subject to examination and supervision by the Federal Reserve Board.  Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5.0% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25.0% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

The FRB may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities.  Malvern Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Under the recently enacted legislation, savings and loan holding companies became subject to statutory capital requirements.  While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Malvern Federal Savings Bank is required to notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

All savings associations subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

Federal Securities Laws.  As the successor to Malvern Federal Bancorp, Inc., Malvern Bancorp has registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934.  Malvern Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.  Pursuant to the FRB regulations and our Plan of Conversion and Reorganization, we have agreed to maintain such registration for a minimum of three years following completion of the second-step conversion.

The Sarbanes-Oxley Act.  As a public company, Malvern Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of Malvern Federal Savings Bank

General.  Malvern Federal Savings Bank is subject to the regulation of the OCC, as its primary federal regulator and the FDIC, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board. As the primary federal regulator of Malvern Federal Savings Bank, the OCC has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, Malvern Federal Savings Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC.  The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, administered by the FDIC.

The OCC’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  As previously indicated, the OTS previously entered into Supervisory Agreement with each of the Bank, the Mid-Tier Holding Company and the Mutual Holding Company.  The OCC is now the successor in interest to the OTS with respect to the application of the provisions of the Supervisory Agreement to the Bank.

Insurance of Accounts.  The deposits of Malvern Federal Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies.  Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).  Financial institutions could have opted out of either or both of these programs. We did opt out of the temporary liquidity guarantee program.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In 2009, the Federal Deposit Insurance Corporation collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.  The amount of our special assessment, which was paid on September 30, 2009, was an additional expense of $320,000.

In 2009, the Federal Deposit Insurance Corporation also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments.  Our prepayment totaled approximately $3.2 million.  Unlike a special assessment, this prepayment did not immediately affect bank earnings.  Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  The OCC has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.”  The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OCC capital standards require savings institutions to satisfy the following capital requirements:

●	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

●	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets for the most highly rated institutions;

●
an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated savings associations effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

●	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Malvern Federal Savings Bank had no intangible assets at September 30, 2012.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Malvern Federal Savings Bank’s regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital.  Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items.  In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets.  The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes.  This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

At September 30, 2012, Malvern Federal Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 7.70%, 7.70% and 14.22%, respectively.  Subsequent to September 30, 2012, we made an additional $25.0 million capital infusion into the Bank as a result of the successful completion of our second-step conversion and stock offering.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OCC or the FDIC.  Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  The OCC’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.  An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At September 30, 2012, Malvern Federal Savings Bank was not subject to the above mentioned restrictions.

The table below sets forth Malvern Federal Savings Bank’s capital position relative to its regulatory capital requirements at September 30, 2012.  The table below does not reflect the $25.0 million capital infusion to the Bank made on October 11, 2012 upon completion of our second-step offering.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$59,715	14.22%	$33,602	8.00%	$42,003	10.00%	$17,712	4.22%
Tier 1 risk-based capital (to risk-weighted assets)	$54,436	12.96	$16,801	4.00	$25,202	6.00	$29,234	6.96
Tier 1 leverage capital (to adjusted tangible assets)	$54,436	7.70	$28,269	4.00	$35,336	5.00	$19,100	2.70

Capital Distributions.  OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.  The Supervisory Agreement prohibits Malvern Federal Savings from making any capital distributions without the prior written approval of the OCC.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OCC. In addition, the OCC may prohibit a proposed capital distribution, which would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC.  Malvern Federal Savings Bank is currently not in default in any assessment payment to the FDIC.

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations.  A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the QTL test of the OCC.

Currently, the OCC’s QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted.  In addition, it must discontinue any non-permissible business within three years.  Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

Statutory penalty provisions prohibit an institution that fails to remain a QTL from the following:

●	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

●	Establishing any new branch office unless allowable for a national bank; and

●	Paying dividends unless allowable for a national bank.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:

●	Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends unless it meets certain conditions and is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At September 30, 2012, Malvern Federal Savings Bank met the requirements to be deemed a QTL.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act.  An affiliate of a savings association includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings association.  In a holding company context, the holding company of a savings association (such as Malvern Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  Malvern Federal Savings Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2012, was in compliance with the above restrictions.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities.  Malvern Federal Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Anti-Money Laundering.  On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act).  The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  Malvern Federal Savings Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Federal Home Loan Bank System.  Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At September 30, 2012, Malvern Federal Savings Bank had $48.1 million of FHLB advances and nothing outstanding on its line of credit with the FHLB.

As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At September 30, 2012, Malvern Federal Savings Bank had $4.1 million in FHLB stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2012, Malvern Federal Savings Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  The Company and Malvern Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. The Company files a consolidated federal income tax return with Malvern Federal Savings. Malvern Federal Bancorp’s federal and state income tax returns for taxable years through September 30, 2008 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

Method of Accounting.  For federal income tax purposes, we report income and expenses on the accrual method of accounting and file our federal income tax return on a fiscal year basis.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.  Prior to that time, Malvern Federal Savings Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return.  In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Malvern Federal Savings Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these savings association related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should Malvern Federal Savings Bank make certain non-dividend distributions or cease to maintain a bank charter.

At September 30, 2012, the total federal pre-1988 reserve was approximately $1.6 million. The reserve reflects the cumulative effects of federal tax deductions by Malvern Federal Savings for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes a tentative minimum tax at a rate of 20% of the corporation’s alternative minimum taxable income.  A corporation’s alternative minimum taxable income consists of a base of regular taxable income plus certain tax preferences.  The alternative minimum tax is payable to the extent such tentative minimum tax is in excess of the regular income tax.  Net operating losses, of which Malvern Federal Bancorp has none, can offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Company has been subject to the alternative minimum tax and has amounts available as credits for carryover, which do not expire.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from Malvern Federal Savings Bank as a member of the same affiliated group of corporations.  The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

Pennsylvania Taxation.  The Company is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporate Net Income Tax rate for 2012 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Malvern Federal Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock.  Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%.  The Mutual Thrift Institutions Tax exempts Malvern Federal Savings Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with GAAP with certain adjustments.  The Mutual Thrift Institutions Tax, in computing income according to GAAP, allows for the deduction of interest earned on state, federal and local obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Malvern Federal Savings Bank.  Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

We Have Incurred Losses in Recent Years. There Can Be No Assurance That We Will Return to Profitability on a Sustained Basis.

While we reported net income of $2.0 million for the fiscal year ended September 30, 2012, during the years ended September 30, 2010 and 2011, we incurred net losses of $3.1 million and $6.1 million, respectively. These losses were primarily due to deterioration in the quality of our loan portfolio which resulted in significantly higher provisions for loan losses and other real estate owned expenses. In addition, the operating restrictions imposed by the Supervisory Agreements to which we are subject restrict our ability to increase our lending and grow the assets of Malvern Federal Savings Bank. Finally, our average balance of interest-earning assets has shrunk by 5.2% in fiscal 2012 compared to fiscal 2010, reducing our capacity to generate interest income.

Our ability to generate net income on a sustained basis depends on being able to reduce the costs associated with our non-performing assets and other problem assets we have experienced in recent years. In addition, our results in future periods will depend upon whether we are able to have the restrictions of the Supervisory Agreements abated such that we can resume originating commercial real estate loans and resume growing our balance sheet consistent with our business strategy. If we are unable to accomplish these items we may be unable to maintain profitability on a sustained basis. In addition, in the event we receive the regulatory approvals or non-objections necessary for us to resume originating commercial real estate loans, we will need to hire additional personnel for such purpose. We expect that, in such event, we would hire one or two additional loan officers and one additional staff employee, which will increase our salaries and benefits expense.

Our Portfolio of Loans Continues to Include a Significant Amount of Loans with a Higher Risk of Loss

Until fiscal 2010, our business plan had included as a strategy the increased originations of commercial real estate loans, construction and development loans and second mortgages (home equity loans).  These loans have a higher risk of default and loss than single-family residential mortgage loans.  The aggregate amount of our commercial real estate loans, construction and development loans and second mortgages (home equity loans) amounted to $199.0 million, or 43.1% of our total loan portfolio at September 30, 2012.  Commercial real estate and construction and development loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Repayment of construction and development loans generally is dependent on the successful completion of the project and the ability of the borrower to repay the loan from the sale of the property or obtaining permanent financing.  Our second mortgage loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans due to the generally higher loan-to-value ratios and their secondary position in the collateral to the existing first mortgage.

Our Provisions to Our Allowance for Loan Losses and Our Net Charge-Offs to Our Allowance for Loan Losses Have Adversely Affected, and May Continue to Adversely Affect, Our Results of Operations

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain an allowance for loan losses to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our allowance for loan losses is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan losses. If our assumptions or judgments used to determine the allowance prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if our regulators disagree with our judgments, we may need to increase the allowance in amounts that exceed our expectations. Material additions to the allowance would adversely affect our results of operations and financial condition.

We recorded an $810,000 provision for loan losses during the year ended September 30, 2012, compared to provisions of $12.4 million and $9.4 million for the years ended September 30, 2011 and 2010, respectively. Our non-performing assets amounted to $14.3 million or 2.01% of total assets at September 30, 2012, compared to $21.2 million or 3.19% of total assets at September 30, 2011 and $25.2 million, or 3.49% of total assets, at September 30, 2010. We had net charge-offs of $3.3 million for the year ended September 30, 2012 compared with $10.4 million and $6.9 million of net charge-offs for the year ended September 30, 2011 and 2010, respectively. The decrease in the provision for loan losses in fiscal 2012 compared to fiscal 2011 and fiscal 2010 was in response to, among other factors, the overall improvement in the trend of delinquent, impaired and non-performing loans.

The Supervisory Agreements Limit Our Ability to Grow and to Pay Dividends and Impose Other Restrictions Which May Adversely Affect Our Results of Operations And the Market Value of Our Common Stock

In October 2010, the Bank, the Company and the Mutual Holding Company entered into the Supervisory Agreements.  See Item 1, “Business – Regulation – The Supervisory Agreements” in this Annual Report on Form 10-K.  As a result of the Supervisory Agreement, the Bank must limit its asset growth in any quarter to an amount which does not exceed the amount of net interest credited on deposit liabilities during the quarter, unless otherwise permitted by the OCC.  In addition, the Supervisory Agreements impose a number of operating restrictions, including a provision which prohibits, with certain exceptions, any new commercial real estate loans or commercial and industrial loans without the prior written non-objection of the OCC, and imposes requirements that the Bank revise and/or implement and monitor various identified policies, procedures and reports.  The lending and growth restrictions in the Supervisory Agreements have had an adverse impact on the average yield earned on our loan portfolio and have contributed to a reduction in the average balance of our loan portfolio, both of which have reduced our interest income.  In addition, compliance efforts related to the Supervisory Agreements have increased our non-interest expense.  In addition, the restrictions in the Supervisory Agreements on our ability to declare or pay dividends or make stock repurchases without the prior written approval of the OCC may adversely affect the market value of our common stock.  While we plan to request relief from the Supervisory Agreements during fiscal 2013, no assurance can be given whether any relief will be granted.

Higher Interest Rates Would Hurt Our Profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

A sustained increase in market interest rates could adversely affect our earnings.  A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.  In addition, the market value of our fixed-rate assets would decline if interest rates increase.  For example, we estimate that as of September 30, 2012, a 300 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $10.2 million or 15%.  Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk.”

The Ability to Realize Our Deferred Tax Asset May Be Reduced, Which May Adversely Impact Results of Operations

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $6.8 million at September 30, 2012.  Other than an $800,000 allowance with respect to state net operating losses and $74,000 allowance with respect to charitable contributions, we have not established a valuation allowance against our net deferred tax asset as we believe it is more likely than not that the remaining amount of the asset will be realized.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

The Loss of Senior Management Could Hurt Our Operations

We rely heavily on our executive officers, Messrs. Anderson, Boyle, Hughes, Neiner and Fuchs.  The loss of one or more members of senior management could have an adverse effect on us because, as a relatively small community bank, our senior executive officers have more responsibility than would be typical at a larger financial institution with more employees.  In addition, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior executive officers.

Strong Competition Within Our Market Area Could Hurt Our Profits and Slow Growth

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

The Effects of the Current Economic Conditions Have Been Particularly Severe in Our Primary Market Areas

Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania and our business depends significantly on general economic conditions in these market areas. Severe declines in housing prices and property values have been particularly acute in our primary market areas. A further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

●	Loan delinquencies may increase further;

●	Problem assets and foreclosures may increase further;

●	Demand for our products and services may decline;

●	The carrying value of our other real estate owned may decline further; and

●
Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

Increased and/or Special Federal Deposit Insurance Corporation Assessments Will Hurt Our Earnings

There has been a high level of bank failures in recent years, which has dramatically increased Federal Deposit Insurance Corporation (the “FDIC”) resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the year ended September 30, 2009, was $320,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We Operate In a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations

 We are subject to extensive regulation, supervision and examination by the FRB, our primary federal regulator, the OCC, the Bank’s primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Federal Home Loan Bank of Pittsburgh May Not Pay Dividends Or Repurchase Capital Stock In The Future

In 2008, the Federal Home Loan Bank of Pittsburgh (“FHLB”) announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB announced at that time that it expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other than temporary impairment charges, and constrained access to debt markets at attractive rates. While FHLB resumed paying dividends and making capital stock repurchase in February 2012, capital stock repurchases and dividends from member banks are reviewed on a quarterly basis by the FHLB and could be discontinued in the future. As of September 30, 2012, we held $4.1 million of FHLB capital stock.

The Fair Value of Our Investment Securities Can Fluctuate Due to Market Conditions Outside of Our Control

As of September 30, 2012, the fair value of our investment securities portfolio was approximately $80.5 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We Are Dependent On Our Information Technology and Telecommunications Systems and Third-Party Servicers, and Systems Failures, Interruptions or Breaches of Security Could Have a Material Adverse Effect On Us

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently conduct business from our headquarters and eight full-service financial center offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2012.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In thousands)
Paoli Financial Center and Headquarters 42 East Lancaster Avenue Paoli, PA 19301	Owned	N/A	$2,840	N/A

Paoli Financial Center 34 East Lancaster Avenue Paoli, PA 19301	Owned	N/A	633	$219,093

Malvern Financial Center 100 West King Street Malvern, PA 19355	Owned	N/A	27	56,419

Exton Financial Center 109 North Pottstown Pike Exton, PA 19341	Owned	N/A	250	52,139

Coventry Financial Center 1000 Ridge Road Pottstown, PA 19465	Owned	N/A	294	62,610

Berwyn Financial Center 650 Lancaster Avenue Berwyn, PA 19313	Owned	N/A	641	45,908

Lionville Financial Center 537 West Uwchlan Avenue Downingtown, PA 19335	Owned	N/A	883	34,262

Westtown Financial Center 100 Skiles Boulevard West Chester, PA 19382	Leased	2015	109	33,505

Concordville Financial Center 940 Baltimore Pike Glen Mills, PA 19342	Leased	2030	456	37,052

Item 3.  Legal Proceedings.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Malvern Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “MLVF”.  As of the close of business on September 30, 2012, there were 6,102,500 shares of Mid-Tier Holding Company common stock outstanding, held by approximately 557 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.  In connection with the second-step conversion, as of October 11, 2012, each share of Malvern Federal Bancorp common stock was converted into the right to receive 1.0748 shares of common stock of Malvern Bancorp, Inc.

The following table sets forth the high and low prices of the Company’s common stock as reported by the NASDAQ Stock Market and cash dividends declared per share for the periods indicated.

	Year Ended September 30,
	2012		2011
	High	Low	High	Low

First Quarter	$6.57	$5.51	$7.50	$5.05
Second Quarter	$8.93	$5.90	$8.99	$7.10
Third Quarter	$9.00	$7.76	$8.72	$6.76
Fourth Quarter	$10.64	$8.01	$7.75	$6.53

The following table summarized the cash dividends per share of common stock declared by the Company during the periods indicated.

	Year Ended September 30,
	2012	2011

First Quarter	$-	$0.03
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	-	-

Pursuant to the terms of the Supervisory Agreement, the Company is prohibited from declaring or paying any dividends or making any other capital distributions (as defined) without receiving the prior written approval of the OCC.

(b)           Not applicable.

(c)	Purchase of Equity Securities

Not applicable.  Pursuant to the terms of the Supervisory Agreement, the Company is prohibited from making any capital distributions, which is defined to include stock repurchases, without the prior written approval of the OCC.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of Malvern Federal Bancorp, Inc.  You should read the consolidated financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At September 30,
	2012	2011	2010	2009	2008
Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$711,812	$666,568	$720,506	$691,639	$639,509
Loans receivable, net	457,001	506,019	547,323	593,565	571,536
Securities held to maturity	-	3,797	4,716	4,842	2,870
Securities available for sale	80,508	74,389	40,719	27,098	21,969
FHLB borrowings	48,085	49,098	55,334	99,621	113,798
Deposits	540,988	554,455	596,858	516,511	453,493
Shareholders’ equity	62,636	60,284	66,207	69,842	68,836
Total liabilities	649,176	606,284	654,299	621,796	570,673
Allowance for loan losses	7,581	10,101	8,157	5,718	5,505
Non-accrual loans	9,749	12,915	19,861	14,195	8,585
Non-performing assets	14,343	21,236	25,176	20,070	8,815
Performing troubled debt restructurings	8,187	10,340	11,976	25	103
Non-performing assets and performing troubled debt restructurings	22,530	31,576	37,152	20,095	8,918
	Year Ended September 30,
	2012	2011	2010	2009	2008
Selected Operating Data:	(Dollars in thousands, except per share data)
Total interest and dividend income	$25,775	$29,726	$33,148	$34,701	$33,592
Total interest expense	8,412	10,198	13,641	18,681	19,105
Net interest income	17,363	19,528	19,507	16,020	14,487
Provision for loan losses	810	12,392	9,367	2,280	1,609
Net interest income after provision for loan losses	16,553	7,136	10,140	13,740	12,878
Total other income	3,065	1,729	1,941	2,013	1,846
Total other expenses	17,031	18,556	17,105	14,501	12,642
Income tax expense (benefit)	628	(3,579)	(1,895)	242	630
Net income (loss)	$1,959	$(6,112)	$(3,129)	$1,010	$1,452
Earnings income (loss) per share(1)	$0.33	$(1.04)	$(0.53)	$0.17	$0.05
Dividends per share	$0.00	$0.03	$0.12	$0.14	$0.04

	Year Ended September 30,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.30%	(0.90)%	(0.45)%	0.15%	0.25%
Return on average equity (ratio of net income to average equity)	3.15	(9.64)	(4.53)	1.46	2.78
Interest rate spread(2)	2.67	2.88	2.78	2.13	2.18
Net interest margin(3)	2.79	3.02	2.98	2.46	2.61
Non-interest expenses to average total assets	2.59	2.72	2.48	2.13	2.19
Efficiency ratio(4)	83.37	87.29	79.75	80.42	77.40
Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	2.11	2.52	3.60	2.38	1.52
Non-performing assets as a percent of total assets	2.01	3.19	3.49	2.90	1.38
Non-performing assets and performing troubled debt restructurings as a percent of total assets	3.17	4.74	5.16	2.91	1.39
Allowance for loan losses as a percent of gross loans	1.64	1.97	1.48	0.96	0.96
Allowance for loan losses as a percent of non-accrual loans	77.76	78.21	41.07	40.28	64.12
Net charge-offs to average loans outstanding	0.70	1.97	1.19	0.35	0.12
Capital Ratios(5):
Total risk-based capital to risk weighted assets	14.22	12.01	12.85	12.67	13.33
Tier 1 risk-based capital to risk weighted assets	12.96	10.76	11.83	11.96	12.40
Tangible capital to tangible assets	7.70	7.54	8.24	9.07	9.64
Tier 1 leverage (core) capital to adjustable tangible assets	7.70	7.54	8.24	9.07	9.64
Shareholders’ equity to total assets	8.80	9.04	9.19	10.10	10.76
Other Data:
Number of full service offices	8	8	8	7	7

(1)	Earnings per share for the fiscal year ended September 30, 2008, is for period from May 20, 2008, the date of the initial stock issuance of Malvern Federal Bancorp, Inc., through September 30, 2008.
(2)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(3)	Net interest income divided by average interest earning assets.
(4)	Represents the ratio obtained from dividing non-interest expense by the sum of net interest income and total other income.
(5)	Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Bank currently operates eight financial center offices in Chester and Delaware Counties, which are located in southeastern Pennsylvania approximately 25 miles west of downtown Philadelphia.  The Bank’s primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers.  At September 30, 2012, we had total assets of $711.8 million, including $457.0 million in net portfolio loans and $80.5 million of investment securities, total deposits of $541.0 million and total shareholders’ equity of $62.6 million.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Results of operations are also affected by our provision for loan losses, fee income and other, non-interest income and non-interest expenses.  Our other, or non-interest, expenses principally consist of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion, professional fees, other real estate owned expense and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Our business strategy currently is focused on reducing the level of our non-performing assets, monitoring and overseeing our performing classified assets and troubled debt restructurings in an effort to limit the number of additional non-performing assets in future periods, complying with the provisions of the Supervisory Agreements and conducting our traditional community-oriented banking business within these constraints.  Below are certain of the highlights of our business strategy in recent years:

●
Improving Asset Quality.  We are continuing in our efforts to improve asset quality. At September 30, 2012, our total non-performing assets amounted to $14.3 million, or 2.01% of total assets, reflecting a reduction of $6.9 million, or 32.5%, compared to $21.2 million of total non-performing assets at September 30, 2011 (when total non-performing assets amounted to 3.19% of total assets). The relatively high levels of non-performing assets and other problem assets significantly impacted our results of operations in recent years as the high levels of provisions for loan losses and charge-offs and other expenses related to other real estate owned were the primary reasons that we reported net losses for the fiscal years ended September 30, 2011 and 2010. We remain focused on continuing to reduce our non-performing and problem assets.

●
Managing Our Loan Portfolio. As part of our efforts to improve asset quality, we have been actively managing our loan portfolio in recent periods. In light of the increase in our non-performing assets and in order to reduce the risk profile of our loan portfolio, we generally ceased originating any new construction and development loans in October 2009, with certain exceptions, and, in August 2010, we generally ceased originating any new commercial real estate loans. In addition, the Supervisory Agreements that we entered into in October 2010 prohibit us from, among other things, originating new commercial real estate loans without the prior written non-objection of the Office of the Comptroller of the Currency, and limit our ability to grow our assets beyond the amount of net interest credited on our deposits in any quarter. These factors contributed to a $51.0 million or 9.9%, reduction in our total loans outstanding at September 30, 2012 compared to September 30, 2011, with the bulk of such reduction centered in construction and development loans, second mortgage loans and commercial real estate loans.

●
Increasing Capital. In December 2011, based in part upon communications with staff of the Office of the Comptroller of the Currency and upon consideration of the risk elements inherent in our loan portfolio, the Boards of Directors of Malvern Federal Bancorp and Malvern Federal Savings Bank determined that it was prudent to increase the capital of Malvern Federal Savings Bank, although it exceeded the regulatory thresholds necessary to be deemed “well-capitalized.” Initially, Malvern Federal Bancorp made a $3.2 million capital infusion into Malvern Federal Savings Bank in December 2011. At September 30, 2012, the Bank’s tier 1 core capital ratio was 7.70%, its tier 1 risk-based capital ratio was 12.96% and its total risk-based capital ratio was 14.22%. We completed our “second-step” conversion and stock offering on October 11, 2012, which resulted in $34.8 million in net proceeds, $25.0 million of which was contributed to the Bank.

●
Growing Our Loan Portfolio and Resuming Commercial Real Estate and Construction and Development Lending. During fiscal 2013, we plan to seek relief from the Supervisory Agreements so that, at a minimum, we can resume commercial real estate lending and grow our assets in accordance with our business strategy. Subject to the receipt of relief from the Supervisory Agreements and any other necessary approvals or non-objections from Federal banking regulators, we plan to resume, on a relatively modest basis, the origination of commercial real estate loans and construction and development loans in our market area. Such loans will be underwritten in accordance with our strengthened loan underwriting standards and our enhanced credit review and administration procedures. We continue to believe that we can be a successful niche lender to small and mid-sized commercial borrowers and homebuilders in our market area. Assuming we receive regulatory relief from the restrictions of the Supervisory Agreements, we also plan to resume modest growth of our loan portfolio. We believe that a resumption of commercial real estate and construction and development lending in a planned, deliberative fashion with the loan underwriting and administration enhancements that we have implemented in recent periods, together with modest loan growth, should increase our interest income and our returns in future periods. However, no assurance can be given whether, or when, we will receive the necessary relief from the Supervisory Agreements and any other approvals or non-objections to engage in such expanded lending activities in the future.

●
Increasing Market Share Penetration.  We operate in a competitive market area for banking products and services.  In recent fiscal years, we have been working to increase our deposit share in Chester and Delaware Counties, and we increased our marketing and promotional efforts.  However, as a result of the shrinkage of our balance sheet and the reduction in total deposits in fiscal 2012, our deposit market share decreased from 4.74% in 2011 to 4.55% in 2012.  We are focused on continuing our efforts to increase market share.

●
Increasing Our Core Deposits.  We are attempting to increase our core deposits, which we define as all deposit products other than certificates of deposit, by offering customers additional deposit products as well as incentives to invest in core deposits.  At September 30, 2012, our core deposits amounted to $222.8 million, or 41.2% of total deposits, compared to $239.9 million, or 43.3% of total deposits, at September 30, 2011.  We have continued our promotional efforts to increase core deposits and expect to add additional deposit products in fiscal 2012 as part of our efforts to increase core deposits. We review our deposit products on an on-going basis and we are considering additional deposit products as well as more flexible delivery options, such as mobile banking, as part of our efforts to increase core deposits. We expect to increase our commercial checking accounts when we resume commercial lending and we plan to enhance our cross-marketing as part of our efforts to gain additional deposit relationships with our loan customers.

●
Continuing to Provide Exceptional Customer Service.  As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers.  We deliver personalized service to our customers that distinguish us from the large regional banks operating in our market area.  Our management team has strong ties to, and deep roots in, the community.  We believe that we know our customers’ banking needs and can respond quickly to address them.

This Management’s Discussion and Analysis section is intended to assist in understanding the financial condition and results of operations of Malvern Federal Bancorp.  The information contained in this section should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

In reviewing and understanding financial information for Malvern Federal Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 2 of the notes to our consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K.  The accounting and financial reporting policies of Malvern Federal Bancorp conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. Reserves for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, as adjusted for qualitative factors.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Once all factor adjustments are applied, general reserve allocations for each segment are calculated, summarized and reported on the ALLL summary.  ALLL final schedules, calculations and the resulting evaluation process are reviewed quarterly by the Asset Classification Committee and the Board of Directors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The allowance is adjusted for other significant factors that affect the collectibility of the loan portfolio as of the evaluation date including changes in lending policy and procedures, loan volume and concentrations, seasoning of the portfolio, loss experience in particular segments of the portfolio, and bank regulatory examination results. Other factors include changes in economic and business conditions affecting our primary lending areas and credit quality trends. Loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment. We review key ratios such as the allowance for loan losses to total loans receivable and as a percentage of non-performing loans; however, we do not try to maintain any specific target range for these ratios.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. In addition, the OCC (and, previously, the OTS), as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.  As previously indicated, the Supervisory Agreement that we entered into in October 2010 requires that we, among other things, revise our policies, procedures and methodologies relating to the allowance for loan losses, submit an internal asset classification and review program, and submit a written plan to reduce the level of the Bank’s problem assets (as defined).  See Item 1, “Business – General.”

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Under FASB ASC Topic 820, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

●
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

●
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of  assumptions that market participants would use in pricing the asset.

Under FASB ASC Topic 820, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820.

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2012, the Company had $8.9 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

Income Taxes.  We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $6.8 million at September 30, 2012.  Other than an $800,000 allowance with respect to state net operating losses and $74,000 allowance with respect to charitable contributions, we have not established a valuation allowance against our net deferred tax asset as we believe it is more likely than not that the remaining amount of the asset will be realized.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and viable tax planning strategies we could employ so that the asset would not go unused.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

Other-Than-Temporary Impairment of Securities – Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

How We Manage Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from the interest rate risk which is inherent in our lending and deposit taking activities.  To that end, management actively monitors and manages interest rate risk exposure.  In addition to market risk, our primary risk is credit risk on our loan portfolio.  We attempt to manage credit risk through our loan underwriting and oversight policies.

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread.  We monitor interest rate risk as such risk relates to our operating strategies.  We have established an ALCO Committee, which is comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and five outside directors, and which is responsible for reviewing our asset/liability and investment policies and interest rate risk position.  The ALCO Committee meets on a regular basis.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies to manage interest rate risk:

●
we have increased our outstanding shorter term loans particularly commercial real estate and construction loans (although we generally ceased originating any new commercial real estate and construction loans in fiscal 2010);

●	we have attempted to match fund a portion of our loan portfolio with borrowings having similar expected lives;

●	on occasion, we have sold long-term (30-year) fixed-rate mortgage loans with servicing retained;

●	we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

●	we have invested in securities with relatively short anticipated lives, generally one to three years, and we hold significant amounts of liquid assets.

As part of our asset/liability management efforts, during the first quarter of the fiscal year ended September 30, 2012, we securitized and sold $10.7 million of long-term, fixed-rate residential mortgage loans with the servicing retained.  This securitization/sale transaction resulted in a gain of $415,000.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our one-year cumulative gap was a negative 9.47% at September 30, 2012.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2012, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2012, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for single-family and other mortgage loans are assumed to range from 6.0% to 25.0%.  The weighted average life for investment securities is assumed to range from 3.1 year to 8.0 years.  Savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 14.1% and 13.2%, respectively. See “Business of Malvern Federal Savings Bank – Lending Activities,” “– Investment Activities” and “– Sources of Funds.”

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$96,168	$47,564	$150,431	$67,172	$103,247	$464,582
Investment securities and restricted securities	15,574	10,013	17,160	13,956	27,952	84,655
Other interest-earning assets	130,497	-	-	-	-	130,497
Total interest-earning assets	242,239	57,577	167,591	81,128	131,199	679,734
Interest-bearing liabilities:
Demand and NOW accounts	87,116	-	-	-	-	87,116
Money market accounts	70,955	-	-	-	-	70,955
Savings accounts	41,712	-	-	-	-	41,712
Certificate accounts	78,354	55,984	116,451	36,367	30,987	318,143
FHLB advances	23,085	10,000	-	-	15,000	48,085
Total interest-bearing liabilities	301,222	65,984	116,451	36,367	45,987	566,011

Interest-earning assets less interest-bearing liabilities	$(58,983)	$(8,407)	$51,140	$44,761	$85,212	$113,723

Cumulative interest-rate sensitivity gap(3)	$(58,983)	$(67,390)	$(16,250)	$28,511	$113,723

Cumulative interest-rate gap as a percentage of total assets at September 30, 2012	(8.29)%	(9.47)%	(2.28)%	4.01%	15.98%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2012	80.42%	81.65%	96.64%	105.48%	120.09%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the net cumulative difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

Net Portfolio Value and Net Interest Income Analysis.  Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

The table below sets forth as of September 30, 2012 and 2011, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2012			As of September 30, 2011
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$58,360	$(10,191)	(15)%	$63,164	$(5,236)	(8)%
+200	67,163	(1,388)	(2)	67,755	(645)	(1)
+100	72,145	3,594	5	69,752	1,352	2
0	68,551	-	-	68,400	-	-
-100	59,460	(9,091)	(13)	65,900	(2,500)	(4)

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of September 30, 2012.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$19,338	$2,811	17.01%
100	18,106	1,579	9.55
Static	16,527	-	-
(100)	15,865	(662)	(4.01)

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Year Ended September 30,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$478,824	$24,046	5.02%	$530,497	$28,185	5.31%	$583,995	$32,085	5.49%
Investment securities	86,722	1,674	1.93	78,147	1,510	1.93	33,812	1,025	3.03
Deposits in other banks	51,185	51	0.10	32,024	31	0.10	31,218	38	0.12
FHLB stock	4,772	4	0.08	5,905	-	0.00	6,567	-	0.00
Total interest earning assets(1)	621,503	25,775	4.15	646,573	29,726	4.60	655,592	33,148	5.06
Non-interest earning assets	34,919			34,654			35,379
Total assets	$656,422			$681,227			$690,971

Interest Bearing Liabilities:
Demand and NOW accounts	$90,963	256	0.28	$90,674	519	0.57	$87,240	845	0.97
Money Market accounts	79,977	446	0.56	87,329	915	1.05	63,788	648	1.02
Savings accounts	46,316	48	0.10	44,237	78	0.18	41,002	110	0.27
Certificate accounts	300,956	5,942	1.97	321,918	6,941	2.16	324,973	8,511	2.62
Total deposits	518,212	6,692	1.29	544,158	8,453	1.55	517,003	10,114	1.96
Borrowed funds	48,593	1,720	3.54	49,874	1,745	3.50	80,714	3,527	4.37
Total interest-bearing liabilities	566,805	8,412	1.48	594,032	10,198	1.72	597,717	13,641	2.28
Non-interest bearing liabilities	27,439			23,764			24,126
Total liabilities	594,244			617,796			621,843
Shareholders’ equity	62,178			63,431			69,128
Total liabilities and shareholders’ equity	$656,422			$681,227			$690,971
Net Interest-earning assets	$54,698			$52,541			$57,875
Net interest income		$17,363			$19,528			$19,507
Net interest spread			2.67%			2.88%			2.78%
Net interest margin			2.79%			3.02%			2.98%
Average interest-earning assets to average interest-bearing liabilities	109.65%			108.84%			109.68%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increase related to higher outstanding balances and that due to the unprecedented levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended September 30,
	2012 vs. 2011			2011 vs. 2010
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loan receivable	$(2,744)	$(1,395)	$(4,139)	$(2,937)	$(963)	$(3,900)
Investment securities	165	(1)	164	1,343	(858)	485
Deposits in other banks	19	1	20	1	(8)	(7)
FHLB stock	-	4	4	-	-	-
Total interest earning assets	$(2,560)	$(1,391)	$(3,951)	(1,593)	$(1,829)	$(3,422)

Interest Bearing Liabilities
Demand and NOW accounts	$2	$(265)	$(263)	$33	$(359)	$(326)
Money market accounts	(77)	(392)	(469)	240	27	267
Savings accounts	4	(34)	(30)	9	(41)	(32)
Certificate accounts	(453)	(546)	(999)	(80)	(1,490)	(1,570)
Total deposits	(524)	(1,237)	(1,761)	202	(1,863)	(1,661)
Borrowed funds	(45)	20	(25)	(1,348)	(434)	(1,782)
Total interest-bearing liabilities	$(569)	$(1,217)	$(1,786)	(1,146)	$(2,297)	$(3,443)
Net interest income	$(1,991)	$(174)	$(2,165)	$(447)	$468	$21

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

Our total assets were $711.8 million at September 30, 2012 compared to $666.6 million at September 30, 2011. The primary reason for the $45.2 million increase in assets during fiscal 2012 was an increase of $98.4 million in cash and cash equivalents. This increase was partially offset by an aggregate $49.0 million reduction in net loans receivable and a $3.7 million reduction in other real estate owned (“REO”). The increase in cash and cash equivalents at September 30, 2012 compared to September 30, 2011 was due to $56.7 million in stock subscriptions received in our second-step conversion and stock offering. Subsequent to September 30, 2012, we returned approximately $20.8 million in excess subscriptions received in the stock offering. The decrease in loans receivable during fiscal 2012 was due to a $10.7 million loan sale securitization during fiscal 2012, as well as decreased demand from consumers, the internal lending restrictions we adopted early in fiscal 2010, and the restrictions imposed by the Supervisory Agreements that we entered into with the OTS in October 2010. The $3.7 million reduction in REO at September 30, 2012 compared to September 30, 2011, was due to $6.1 million of net sales in REO properties, at a net gain of $73,000, and $1.0 million in reductions to REO fair values, which are reflected as REO expense during fiscal 2012. Our total REO amounted to $4.6 million at September 30, 2012 compared to $8.3 million at September 30, 2011.  For additional information on our REO, see “Business – Asset Quality – Non-Performing Loans and Real Estate Owned.”

Our total liabilities at September 30, 2012, were $649.2 million compared to $606.3 million at September 30, 2011. The $42.9 million, or 7.1% increase in total liabilities was due primarily to the receipt of $56.7 million of subscription orders received in our second-step conversion and stock offering held in escrow at September 30, 2012, which more than offset a $13.5 million decrease in total deposits for fiscal 2012. Our total deposits were $541.0 million at September 30, 2012 compared to $554.5 million at September 30, 2011. There was a $1.0 million decrease in our FHLB advances for fiscal 2012.

Our shareholders’ equity increased by $2.3 million to $62.6 million at September 30, 2012 compared to $60.3 million at September 30, 2011 primarily due to an increase in retained earnings and the effect of an increase in our accumulated other comprehensive income at September 30, 2012. Retained earnings increased by $2.0 million to $38.6 million at September 30, 2012 primarily as a result of the $2.0 million net income for fiscal 2012. Our ratio of equity to assets was 8.80% at September 30, 2012.   Subsequent to September 30, 2012, our shareholders’ equity was significantly increased upon the receipt of $34.8 million in net proceeds from our second-step conversion and stock offering.

Comparison of Operating Results for the Years Ended September 30, 2012 and September 30, 2011

General.  Our net income was $2.0 million for the year ended September 30, 2012 compared to a net loss of $6.1 million for the year ended September 30, 2011. On a per share basis, the net income was $0.33 per share for the year ended September 30, 2012, compared to net loss of $1.04 per share for the year ended September 30, 2011. The primary reason for the $8.1 million improvement in our results of operations in fiscal 2012 compared to the prior fiscal year was a reduction in the provision of loan losses of $11.6 million, which was partially offset by a $4.2 million increase in income tax expense and a $2.2 million decrease in net interest income. Our interest rate spread was 2.67% and our net interest margin was 2.79% for the year ended September 30, 2012, compared to a net interest spread of 2.88% and a net interest margin of 3.02% for the year ended September 30, 2011.

Interest and Dividend Income.  Our interest and dividend income decreased for the year ended September 30, 2012 by $4.0 million or 13.3% over the comparable fiscal 2011 period to $25.8 million. Interest income on loans decreased for the year ended September 30, 2012 over the prior comparable period in fiscal 2011 by $4.1 million, or 14.7%. The decrease in interest earned on loans in fiscal 2012 was due primarily to a $51.7 million, or 9.7%, decrease in the average balance of our outstanding loans as well as a 29 basis point decrease in the average yield earned on our loan portfolio in fiscal 2012 compared to fiscal 2011. Interest income on investment securities increased by $164,000, or 10.9%, in fiscal 2012 over the comparable prior fiscal year period. The increase in interest income on investment securities in fiscal 2012 was due to an $8.6 million, or 11.0%, increase in the average balance of our investment securities portfolio.

Interest Expense.  Our interest expense for the year ended September 30, 2012 was $8.4 million, a decrease of $1.8 million from the year ended September 30, 2011. The reason for the decrease in interest expense in fiscal 2012 compared to fiscal 2011 was a 26 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $25.9 million, or 4.8%, in fiscal 2012 compared to fiscal 2011 due primarily to a $21.0 million decrease in the average balance of certificates of deposit. The average rate paid on total deposits decreased to 1.29% for fiscal 2012 from 1.55% for fiscal 2011. Our expense on borrowings amounted to $1.7 million in fiscal 2012, which was substantially unchanged from fiscal 2011. The average balance of our borrowings decreased by $1.3 million in fiscal 2012 compared to fiscal 2011, however the average rate paid on borrowed funds increased to 3.54% in fiscal 2012 compared to 3.50% in fiscal 2011.

Provision for Loan Losses. Management has identified the evaluation of the allowance for loan losses as a critical accounting policy. This policy is significantly affected by our judgment and uncertainties and there is likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

The provision for loan losses was $810,000 for the year ended September 30, 2012, compared to $12.4 million for the year ended September 30, 2011. The $11.6 million difference in the provision for loan losses for the year ended September 30, 2012, among other things, reflects the overall improvement in the trend of our levels of delinquent, impaired and non-performing loans. At September 30, 2012, our total loans more than 30 days past due amounted to $14.3 million, a $1.3 million, or 8.5%, improvement compared to September 30, 2011. Our total impaired loans amounted to $13.2 million at September 30, 2012, a $1.6 million, or 10.9%, reduction compared to our impaired loans at September 30, 2011. Our total non-accrual loans were $9.7 million at September 30, 2012 compared to $12.9 million at September 30, 2011, a $3.2 million, or 24.5%, reduction. In addition to the improvements in the levels of our delinquent,  impaired and non-performing loans during the year ended September 30, 2012, the reduction in the provision for loan losses during the fiscal 2012 period also reflects the aggressive actions that we took in fiscal 2011 to increase the oversight and resolution of our non-performing and problem loans as well as the significant increases to the allowance for loan losses made in fiscal 2011 with respect to loans that remained in our portfolio or were resolved during the year ended September 30, 2012. Our total gross charge-offs for the year ended September 30, 2012 were $4.6 million, a $5.9 million, or 56.2%, improvement compared to $10.6 million of charge-offs during the year ended September 30, 2011. We recorded $1.3 million in total recoveries to the allowance for loan losses during the year ended September 30, 2012, due primarily to the receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania. Our ratio of net charge-offs to the total allowance for loan losses was 43.9% for the fiscal year ended September 30, 2012 compared to 103.4% for the fiscal year ended September 30, 2011. As of September 30, 2012, the balance of the allowance for loan losses was $7.6 million, or 1.64% of gross loans and 77.76% of non-accruing loans, compared to an allowance for loan losses of $10.1 million or 1.97% of gross loans and 78.21% of non-accruing loans at September 30, 2011. See “Business-Asset Quality – Non-Performing Loans and Real Estate Owned” in Item 1 of this Annual Report on Form 10-K. We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

As previously indicated on page 18 under “Business – Asset Quality – Delinquent Loans,” we have a group of four loans to one borrower with an aggregate outstanding balance of $8.4 million at September 30, 2012, and classified as substandard at such date. We are attempting to negotiate a loan modification agreement with the borrower, however, if a satisfactory loan modification agreement cannot be structured, these loans are likely to be placed on non-accrual status during the first quarter of fiscal 2013. In such event, we estimate that an additional charge to the allowance for loan losses of approximately $1.3 million would be required with respect to these loans if they are placed on non-accrual status.

  Other Income.  Our other, or non-interest, income increased by $1.3 million, or 77.3%, to $3.1 million for the year ended September 30, 2012 compared to $1.7 million for the year ended September 30, 2011. The increase in other income during fiscal 2012 was due primarily to a $751,000 net gain recorded on the sale of securities, which consisted of a $415,000 gain recorded on the securitization and sale of $10.7 million of long-term, fixed-rate residential mortgage loans and a $336,000 gain on the sale of $15.7 million of investment securities. In addition, there was an increase in rental income on REO in the amount of $561,000 in the year ended September 30, 2012 compared to the year ended September 30, 211.  The increase in rental income on REO was due to the increased number of REO properties being rented during the year ended September 30, 2012.

Other Expenses.  Our other, or non-interest, expenses decreased by $1.5 million, or 8.2%, to $17.0 million for the year ended September 30, 2012 compared to $18.6 million for the year ended September 30, 2011. The decrease in other operating expenses in fiscal 2012 compared to fiscal 2011 was due primarily to a $1.2 million decrease in other real estate owned expense, a $274,000 decrease in federal deposit insurance premiums, due to a lower deposit base in fiscal 2012 and a $359,000 decrease in professional fees. The decrease in other REO expense was due to the reduction of other real estate owned during fiscal 2012. The decrease in professional fees was primarily due to $311,000 reduction in legal fees.  These decreases were partially offset by a $344,000 increase in salaries and employee benefits and a $130,000 increase in data processing in the year ended September 30, 2012 compared to the year ended September 30, 2011.

Income Tax Expense.  Our income tax expense was $628,000 for the year ended September 30, 2012 compared to an income tax benefit of $3.6 million for the year ended September 30, 2011. The increased income tax expense for the year ended September 30, 2012 was primarily due to the recognition of $2.6 million in pre-tax income during the year ended September 30, 2012 compared to a $9.7 million pre-tax loss during fiscal 2011. Our effective Federal tax rate was 24.3% for the year ended September 30, 2012 compared to 36.9% for the year ended September 30, 2011.  The decrease in effective tax rate for the year ended September 30, 2012 compared to the year ended September 30, 2011 was primarily due to tax exempt income from bank-owned life insurance of $179,000.

Comparison of Operating Results for the Years Ended September 30, 2011 and September 30, 2010

General.  We reported a net loss of $6.1 million for the year ended September 30, 2011 compared to net loss of $3.1 million for the year ended September 30, 2010.  The primary reasons for the $3.0 million difference in our results of operations in fiscal 2011 compared to fiscal 2010 were increases in the provision of loan losses of $3.0 million, as well as a $1.5 million increase in other expenses, which was partially offset by a $1.7 million increase in income tax benefit. The increase in other expenses in fiscal 2011 primarily was the result of a $907,000 increase in other real estate owned expense and a $795,000 increase in professional fees.

Interest and Dividend Income.  Our total interest and dividend income amounted to $29.7 million for the year ended September 30, 2011 compared to $33.1 million for the year ended September 30, 2010.  The primary reason for the $3.4 million decrease in interest and dividend income in fiscal 2011 compared to fiscal 2010 was a $3.9 million, or 12.2%, decrease in interest earned on loans.  The decrease in interest earned on loans in fiscal 2011 was due primarily to both a $53.5 million, or 9.2%, decrease in the average balance of our outstanding loans and an 18 basis point decrease in the average yield earned on our loan portfolio in fiscal 2011 compared to fiscal 2010.  Our interest earned on deposits in other institutions decreased by $7,000 to $31,000 in the fiscal year ended September 30, 2011 compared to $38,000 in fiscal 2010.  The primary reason for the decrease in fiscal 2011 was a two basis point decrease in the average yield earned on deposits in other banks.  Interest income on investment securities increased by $485,000, or 47.3%, in fiscal 2011 compared to fiscal 2010.  The increase in interest income on investment securities in fiscal 2011 was due to a $44.3 million, or 131.1%, increase in the average balance of our investment securities portfolio.

Interest Expense.  Our total interest expense amounted to $10.2 million for the year ended September 30, 2011 compared to $13.6 million for the year ended September 30, 2010, a decrease of $3.4 million or 25.2%.  The reason for the decrease in interest expense in fiscal 2011 compared to fiscal 2010 was a 41 basis point decrease in average rate paid on total deposits.  The average balance of our total deposits increased by $27.2 million, or 5.3%, in fiscal 2011 compared to fiscal 2010 due primarily to our new Concordville, Delaware County branch which opened in mid-September 2010 and which had $47.5 million in deposits at September 30, 2011, along with an $23.5 million increase in the average balance of money market accounts together with a $3.4 million increase in the average balance of demand and NOW accounts.  Our expense on borrowings amounted to $1.7 million in fiscal 2011 compared to $3.5 million in fiscal 2010, a decrease of $1.8 million or 50.4%.  The average balance of our borrowings decreased by $30.8 million in fiscal 2011 compared to fiscal 2010, and the average cost of borrowed funds decreased by 87 basis points to 3.50% during the year ended September 30, 2011.

Provision for Loan Losses. During the year ended September 30, 2011, we made a $12.4 million provision to our allowance for loan losses compared to a $9.4 million provision in the year ended September 30, 2010.  The increase in the provision for loan losses in fiscal 2011 was due primarily to the increased level of loan net charge-offs, which amounted to $10.4 million in fiscal 2011 compared to $6.9 million in fiscal 2010.  At September 30, 2011, the Company’s total non-performing assets and performing troubled debt restructurings totaled $31.6 million compared to $37.2 million at September 30, 2010.  As of September 30, 2011, the balance of the allowance for loan losses was $10.1 million, or 1.97% of gross loans and 78.21% of non-accruing loans, compared to an allowance for loan losses of $8.2 million at September 30, 2010 or 1.48% of gross loans and 41.07% of non-accruing loans at such date.  The $12.4 million provision for loan losses made in fiscal 2011 reflected management’s assessment, based on the information available at the time, of the inherent level of estimable losses in our loan portfolio.  As part of our analysis of historical loss experience, we periodically adjust the loss factors we utilize in establishing our allowance for loan losses.

Other Income.  Our other, or non-interest, income decreased by $212,000, or 10.9%, to $1.7 million for the year ended September 30, 2011 compared to $1.9 million for the year ended September 30, 2010.  The decrease in other income during fiscal 2011 was due primarily to a $387,000 decrease in service charges and other fees, primarily due to declining checking account related fees, as well as a decline in other loan fees. These items were partially offset by a $165,000 improvement in the net gain/(loss) on the sale of REO. During fiscal year 2011, there was a net gain of $23,000 on the net sale of REO compared to a $142,000 net loss on the sale of REO in fiscal year 2010.

Other Expenses.  Our other, or non-interest, expenses increased by $1.5 million, or 8.5%, to $18.6 million for the year ended September 30, 2011 compared to $17.1 million for the year ended September 30, 2010.  Other expenses increased in fiscal 2011 compared to fiscal 2010 primarily due to $316,000 in additional occupancy expenses, a $795,000 increase in professional fees, due primarily to the legal costs associated with work out efforts on troubled loans, and a $907,000 increase in REO expense.  The $316,000 increase in occupancy expense was due to the addition of the Concordville branch in mid-September 2010. The increase in REO expense was primarily due to write-downs of REO properties to market values, as well as recurring expenses related to REO. These increases were partially offset by a $332,000 decrease in data processing costs which was due to the change in the Company’s bank core processing vendor during the second quarter of fiscal 2010 and a $250,000 reduction in federal deposit insurance premiums.

Income Tax Expense.  We recorded an income tax benefit of $3.6 million for the year ended September 30, 2011 compared to income tax benefit of $1.9 million for the year ended September 30, 2010.  The income tax benefit recorded in fiscal 2011 was due primarily to the decrease in pre-tax income.  Our effective Federal tax rate was 36.9% for the year ended September 30, 2011 compared to 37.7% for the year ended September 30, 2010.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2012, our cash and cash equivalents amounted to $131.9 million.  In addition, at such date our available for sale investment securities amounted to $80.5 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2012, we had certificates of deposit maturing within the next 12 months amounting to $134.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended September 30, 2012, the average balance of our outstanding FHLB advances was $48.6 million.  At September 30, 2012, we had $48.1 million in outstanding long-term FHLB advances and we had $295.3 million in potential FHLB advances available to us.  In addition, at September 30, 2012, we had a $50.0 million line of credit with the FHLB, of which none was outstanding.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2012.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations	$85	$-	$-	$48,000	$48,085
Certificates of deposit	134,338	116,451	36,367	30,987	318,143
Operating lease obligations	279	516	429	4,548	5,772
Total contractual obligations	$134,702	$116,967	$36,796	$83,535	$372,000

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in its financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at September 30, 2012 and 2011 are as follows:

	September 30,
	2012	2011
	(Dollars in thousands)
Commitments to extend credit:(1)
Future loan commitments	$14,190	$7,309
Undisbursed construction loans	4,519	7,698
Undisbursed home equity lines of credit	24,826	23,656
Undisbursed Commercial lines of credit	3,163	4,910
Overdraft protection lines	813	823
Standby letters of credit	3,717	3,998
Total commitments	$51,228	$48,394

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations.  Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Reporting Standards (“IFRS”). However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as a part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for interim reporting periods beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income (loss) for the period ended September 30, 2012. In addition, we have retroactively presented for all prior periods as required. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on our statements of income and condition.

In May 2011 the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS. ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “IASB”) (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We adopted the provisions of ASU No. 2011-04 effective January 1, 2012. Other than expanding the disclosure relating to fair value measurements, the fair value measurement provisions of ASU No. 2011-4 had no impact on our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adoption of the new guidance will have no material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in Item 7 hereof is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Bancorp, Inc. and Subsidiaries

              We have audited the accompanying consolidated statements of financial condition of Malvern Federal Bancorp, Inc. (now known as Malvern Bancorp, Inc.) and its subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Federal Bancorp, Inc. and its subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania
December 26, 2012

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30,
	2012	2011
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,413	$1,447
Interest bearing deposits in depository institutions	130,497	32,049
Cash and Cash Equivalents	131,910	33,496
Investment securities available for sale, at fair value	80,508	74,389
Investment securities held to maturity (fair value of $0 and $4,024, respectively)	-	3,797
Restricted stock, at cost	4,147	5,349
Loans receivable, net of allowance for loan losses of $7,581 and $10,101, respectively	457,001	506,019
Other real estate owned	4,594	8,321
Accrued interest receivable	1,521	1,897
Property and equipment, net	7,675	8,165
Deferred income taxes, net	6,775	7,465
Bank-owned life insurance	15,286	14,760
Other assets	2,395	2,910
Total Assets	$711,812	$666,568

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$23,062	$19,833
Deposits-interest-bearing	517,926	534,622
Total Deposits	540,988	554,455
FHLB advances	48,085	49,098
Advances from borrowers for taxes and insurance	1,006	651
Accrued interest payable	266	233
Stock subscription escrow	56,677	-
Other liabilities	2,154	1,847
Total Liabilities	649,176	606,284

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500	62	62
Additional paid-in-capital	25,846	25,889
Retained earnings	38,596	36,637
Treasury stock-at cost, 50,000 shares	(477)	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,032)	(2,178)
Accumulated other comprehensive income	641	351
Total Shareholders’ Equity	62,636	60,284
Total Liabilities and Shareholders’ Equity	$711,812	$666,568

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$24,046	$28,185	$32,085
Investment securities, taxable	1,600	1,487	990
Investment securities, tax-exempt	74	23	35
Dividends, restricted stock	4	-	-
Interest-bearing cash accounts	51	31	38
Total Interest and Dividend Income	25,775	29,726	33,148

Interest Expense
Deposits	6,692	8,453	10,114
Short-term borrowings	-	-	8
Long-term borrowings	1,720	1,745	3,519
Total Interest Expense	8,412	10,198	13,641

Net Interest Income	17,363	19,528	19,507

Provision for Loan Losses	810	12,392	9,367

Net Interest Income after Provision for Loan Losses	16,553	7,136	10,140

Other Income
Service charges and other fees	897	888	1,223
Rental income-other real estate owned	565	4	56
Rental income-other	253	267	254
Gain (loss) on sale of investments, net	751	-	(13)
Gain (loss) on sale of other real estate owned, net	73	23	(142)
Earnings on bank-owned life insurance	526	547	563
Total Other Income	3,065	1,729	1,941

Other Expense
Salaries and employee benefits	6,741	6,397	6,396
Occupancy expense	2,088	2,150	1,834
Federal deposit insurance premium	867	1,141	1,391
Advertising	718	737	736
Data processing	1,262	1,132	1,464
Professional fees	1,473	1,832	1,037
Other real estate owned expense	1,974	3,209	2,302
Other operating expenses	1,908	1,958	1,945
Total Other Expenses	17,031	18,556	17,105

Income (Loss) before income tax expense (benefit)	2,587	(9,691)	(5,024)

Income tax expense (benefit)	628	(3,579)	(1,895)

Net Income (Loss)	$1,959	$(6,112)	$(3,129)

Basic Earnings (Loss) Per Share	$0.33	$(1.04)	$(0.53)

Dividends Declared Per Share	$0.00	$0.03	$0.12

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
	2012	2011	2010
	(In thousands)

Net Income (Loss)	$1,959	$(6,112)	$(3,129)

Other Comprehensive Income:
Change in net unrealized gains on securities available for sale	1,191	260	226
(Gains) losses realized in net income	(751)	-	13
	440	260	239
Deferred income tax effect	(150)	(88)	(81)
Total other comprehensive income	290	172	158
Total comprehensive income (loss)	$2,249	$(5,940)	$(2,971)

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity Years Ended September 30, 2012, 2011, and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Dollars in thousands, except per share data)
Balance, October 1, 2009	$62	$25,937	$46,286	$(19)	$(2,445)	$21	$69,842
Net Loss	-	-	(3,129)	-	-	-	(3,129)
Other comprehensive income	-	-	-	-	-	158	158
Treasury stock purchased (48,000 shares)	-	-	-	(458)	-	-	(458)
Cash dividends declared ($0.12 per share)	-	-	(327)	-	-	-	(327)
Committed to be released ESOP shares (13,404 shares)	-	(25)	-	-	146	-	121
Balance, September 30, 2010	62	25,912	42,830	(477)	(2,299)	179	66,207
Net Loss	-	-	(6,112)	-	-	-	(6,112)
Other comprehensive income	-	-	-	-	-	172	172
Cash dividends paid ($0.03 per share)	-	-	(81)	-	-	-	(81)
Committed to be released ESOP shares (13,404 shares)	-	(23)	-	-	121	-	98
Balance, September 30, 2011	62	25,889	36,637	(477)	(2,178)	351	60,284
Net Income	-	-	1,959	-	-	-	1,959
Other comprehensive income	-	-	-	-	-	290	290
Committed to be released ESOP shares (13,404 shares)	-	(43)	-	-	146	-	103
Balance, September 30, 2012	$62	$25,846	$38,596	$(477)	$(2,032)	$641	$62,636

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$1,959	$(6,112)	$(3,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	724	826	803
Provision for loan losses	810	12,392	9,367
Deferred income taxes expense (benefit)	541	(3,091)	(2,212)
ESOP expense	103	98	121
Accretion of premiums and discounts on investments securities, net	(165)	(61)	(107)
Amortization of mortgage servicing rights	74	6	158
Net (gain) loss on sale of investment securities	(751)	-	13
(Gain) loss on sale of other real estate owned	(73)	(23)	142
Write down of other real estate owned	1,014	2,455	2,122
Decrease in accrued interest receivable	376	216	113
Increase (decrease) in accrued interest payable	33	(34)	(440)
Increase (decrease) in other liabilities	306	592	(2,475)
Earnings on bank-owned life insurance	(526)	(547)	(563)
(Increase) decrease in other assets	(335)	913	(1,210)
Decrease (increase) in prepaid FDIC assessment	829	1,087	(2,089)
Amortization of loan origination fees and costs	(1,010)	(896)	(964)
Net Cash Provided by (Used in) by Operating Activities	3,909	7,821	(350)
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	626	949	153
Investment securities available for sale	37,440	37,955	20,130
Proceeds from sales:
Proceeds from sales, investment securities held to maturity	3,177	-	-
Proceeds from sales, investment securities available for sale	24,128	-	192
Purchases of investment securities available for sale	(55,666)	(71,333)	(33,636)
Loan purchases	(30,901)	(32,368)	(21,359)
Loan originations and principal collections, net	66,065	49,718	55,987
Proceeds from sale of other real estate owned	6,169	7,022	1,506
Additions to mortgage servicing rights	(53)	-	-
Net decrease in restricted stock	1,202	1,218	-
Purchases of property and equipment	(234)	(227)	(1,185)
Net Cash Provided by (Used in) Investing Activities	51,953	(7,066)	21,788
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(13,467)	(42,403)	80,347
Proceeds from long-term borrowings	-	-	3,000
Repayment of long-term borrowings	(1,013)	(6,236)	(47,287)
Increase (decrease) in advances from borrowers for taxes and insurance	355	66	(643)
Proceeds from stock issuance	56,677	-	-
Cash dividends paid	-	(81)	(327)
Treasury stock purchased	-	-	(458)
Net Cash Provided by (Used in) Financing Activities	42,552	(48,654)	34,632
Net Increase (Decrease) in Cash and Cash Equivalents	98,414	(47,899)	56,070
Cash and Cash Equivalents - Beginning	33,496	81,395	25,325
Cash and Cash Equivalents - Ending	$131,910	$33,496	$81,395
Supplementary Cash Flows Information
Interest paid	$8,379	$10,232	$14,081
Income taxes paid	$4	$11	$1,485
Non-cash transfer of loans to other real estate owned	$3,383	$12,460	$3,210
Non-cash transfer of loans to investment securities available for sale	$10,671	$-	$-
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$520	$-	$-

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 1 – Organizational Structure and Nature of Operations

On May 19, 2008, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”) to serve as the “mid-tier” stock holding company for the Bank.  In connection with the reorganization, the Company sold 2,645,575 shares of its common stock to certain members of the Bank and the public at a purchase price of $10.00 per share.  In addition, the Company issued 3,383,875 shares, or 55% of the then outstanding shares, of its common stock to Malvern Federal Mutual Holding Company, a federally chartered mutual holding company (the “Mutual Holding Company”), and contributed 123,050 shares (with a value of $1.2 million), or 2.0% of the then outstanding shares, to the Malvern Federal Charitable Foundation, a newly created Delaware charitable foundation.  In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash.  The offering resulted in approximately $26.0 million in net proceeds.  An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock.  Principal and interest payments of the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.

On January 17, 2012, the Mid-Tier Holding Company, the Bank and the Mutual Holding Company announced that they had adopted a Plan of Conversion and Reorganization pursuant to which the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure.

On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp-New”) completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Federal Mutual Holding Company and the Mid-Tier Holding Company have ceased to exist.  Malvern Bancorp, Inc., a Pennsylvania company, became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp, Inc., were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, Malvern Federal Bancorp, Inc., held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except the Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the new Malvern Bancorp, Inc. in the conversion and reorganization. As a result of the stock offering and reorganization, the Company held $56.7 million of subscriptions at September 30, 2012. The total shares outstanding upon completion of the stock offering and the exchange were approximately 6,558,473.

The Company is a Pennsylvania chartered corporation which, as of October 11, 2012, owns all of the issued and outstanding shares of the Bank’s common stock, the only shares of equity securities which the Bank has issued.  The Company does not own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company employs only persons who are officers of Malvern Federal Savings to serve as officers of the Company.  The Company also uses the Bank’s support staff from time to time.  These persons are not separately compensated by Company.

The Company is the successor to the Mid-Tier Holding Company and references to Malvern Bancorp-New or the Company include reference to the Mid-Tier Holding Company where applicable.

Malvern Federal Savings Bank is a federally chartered stock savings bank which was originally organized in 1887 and is operating out of its headquarters in Paoli, Pennsylvania and eight full service financial center offices in Chester and Delaware Counties, Pennsylvania.  The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities.  The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh (the “FHLB”).  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 1 – Organizational Structure and Nature of Operations

The Bank, the Mid-Tier Holding Company and the Mutual Holding Company previously were regulated by the Office of Thrift Supervision (the “OTS”). As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the OTS was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the Office of the Comptroller of the Currency (the “OCC”) and the regulatory oversight functions and authority of the OTS related to savings and loan holding companies, such as the Company and, previously, the Mid-Tier Holding Company, were transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

The Company and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, and the Bank and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware company, provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of September 30, 2012 and September 30, 2011, SAMG’s total assets were $42,000 and $42,000, respectively.  There was no income reported for SAMG for the year ended September 30, 2012.  The net income of SAMG for the year ended September 30, 2011 was $8,000.  There was no income reported for SAMG for the year ended September 30, 2010.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2012, 2011 and 2010 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities and fair value measurements.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester and Delaware Counties, Pennsylvania.  Note 5 discusses the types of investment securities that the Company invests in.  Note 6 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.  Although the Company has a diversified portfolio, its debtors ability to honor their contracts is influenced by, among other factors, the region’s economy.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions and interest bearing deposits.

The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available.  Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts.  Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of $4.4 million and $5.0 million at September 30, 2012 and 2011, respectively.

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At September 30, 2012 and September 30, 2011, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Loans Receivable

The Company, through the Bank, grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans secured by properties located throughout Chester County, Pennsylvania and surrounding areas.  The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, the real estate and general economic conditions in this area.

Loans receivable that management has the intent and ability to hold until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the interest method.  The Company is amortizing these amounts over the contractual lives of the loans.

The loans receivable portfolio is segmented into residential loans, construction and development loans, commercial loans and consumer loans.  The residential loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial structure.  The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collection of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

In addition to originating loans, the Company purchases consumer and mortgage loans from brokers in our market area.  Such purchases are reviewed for compliance with our underwriting criteria before they are purchased, and are generally purchased without recourse to the seller.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. Reserves for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class that are not considered impaired.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, as adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	The nature and volume of the loan portfolio and terms of loans.
4.	The experience, ability, and depth of lending management and staff.
5.	The volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.
6.	The quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	The effect of external factors, such as competition and legal and regulatory requirements.

The qualitative factors are applied to the historical loss rates for each class of loan. In addition, while not reported as a separate factor, changes in the value of underlying collateral (for regional property values) for collateral dependent loans is considered and addressed within the economic trends factor.  A quarterly calculation is made adjusting the reserve allocation for each factor within a risk weighted range as it relates to each particular loan type, collateral type and risk rating within each segment.  Data is gathered and evaluated through internal, regulatory, and government sources quarterly for each factor.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In addition, the allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “Pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.   “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.  We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans.  We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one- to four-family first mortgage loans.

In underwriting one- to four-family residential mortgage loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.

Construction and Development Loans. During fiscal 2010, the Company generally ceased originating any new construction and development loans. Previously, we originated construction loans for residential and, to a lesser extent, commercial uses within our market area. We generally limited construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank. Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.

Construction and development loans generally are considered to involve a higher level of risk than one-to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects.  Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.  In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals.

Commercial Lending.  During fiscal 2010, the Company generally ceased originating new commercial or multi-family real estate mortgage loans and we are no longer purchasing whole loans or participation interests in commercial real estate or multi-family loans from other financial institutions. Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  The commercial business loans which we originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

Consumer Lending Activities. The Company currently originates most of its consumer loans in its primary market area and surrounding areas.  The Company originates consumer loans on both a direct and indirect basis. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral.  As a result of the declines in the market value of real estate and the deterioration in the overall economy, we are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Once all factor adjustments are applied, general reserve allocations for each segment are calculated, summarized and reported on the ALLL summary.  ALLL final schedules, calculations and the resulting evaluation process are reviewed quarterly by the Bank’s Asset Classification Committee and the Bank’s Board of Directors.

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche.  If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate. We do not accrue interest on loans that were non-accrual prior to the troubled debt restructuring until they have performed in accordance with their restructured terms for a period of at least six months.  We continue to accrue interest on troubled debt restructurings which were performing in accordance with their terms prior to the restructure and continue to perform in accordance with their restructured terms.  Management evaluates the ALLL with respect to TDRs under the same policy and guidelines as all other performing loans are evaluated with respect to the ALLL.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the previously established carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in other expenses from other real estate owned.

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2012 and September 30, 2011, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Management’s evaluation and determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of an investment’s cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the  level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Property and Equipment

Property and equipment are carried at cost.  Depreciation is computed using the straight-line and accelerated methods over estimated useful lives ranging from 3 to 39 years beginning when assets are placed in service.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period.  The cost of maintenance and repairs is charged to income as incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Earnings from the increase in cash surrender value of the policies are included in other income on the statement of operations.

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $102,000, $54,000, and $116,000, for fiscal 2012, 2011, and 2010, respectively.  There were no bonus matching contributions for fiscal years 2012, 2011 and 2010.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $1.1 million and $1.0 million at September 30, 2012 and 2011, respectively.  Distributions made for the fiscal year 2012 and 2011 were $20,000 and $29,000, respectively.  The expense associated with the Plans for the years ended September 30, 2012, 2011, and 2010 was $116,000, $172,000, and $167,000, respectively.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws and a determination of the differences between the tax and the financial reporting basis of assets and liabilities.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

A valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax assets will not be realized.  The Company’s policy is to evaluate the deferred tax asset on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  The Company’s policy is to account for interest and penalties as components of income tax expense.

Commitments and Contingencies

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the statement of financial condition when they are funded.

Segment Information

The Company has one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.  The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) as of December 31, 2011.  ASU No. 2011-05 amended prior comprehensive income guidance.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the previous years’ financial statements to conform to the current year’s presentation.  These reclassifications had no effect on the Company’s results of operations.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as a part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income (loss) for the interim periods.  In addition, the Company has retroactively presented for all prior periods as required. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s consolidated financial statements.

In May 2011 the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.”  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “IASB”) (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The fair value measurement provisions of ASU No. 2011-4 had no impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adoption of the new guidance will have no material impact on the Company’s consolidated financial statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of September 30, 2012 and 2011 and for the years ended September 30, 2012, 2011 and 2010, the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Net Income (Loss)	$1,959	$(6,112)	$(3,129)

Weighted average shares outstanding	6,102,500	6,102,500	6,107,495
Average unearned ESOP shares	(189,818)	(203,184)	(216,590)
Weighted average shares outstanding – basic	5,912,682	5,899,316	5,890,905

Earnings (Loss) per share - basic	$0.33	$(1.04)	$(0.53)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During the years ended September 30, 2012, 2011 and 2010, there were 13,404, 13,404, and 13,404 shares, respectively, committed to be released.  At September 30, 2012, there were 183,096 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.9 million.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 5 - Investment Securities

At September 30, 2012 and 2011, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at September 30, 2012 and 2011 consisted of the following:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agencies	$23,674	$247	$-	$23,921
FHLB notes	695	1	-	696
State and municipal obligations	9,217	186	(16)	9,387
Single issuer trust preferred security	1,000	-	(236)	764
Corporate debt securities	2,006	51	-	2,057
	36,592	485	(252)	36,825

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,144	71	-	1,215
Fixed-rate	647	63	-	710
FHLMC, adjustable-rate	248	13	-	261
GNMA, adjustable-rate	1	-	-	1
CMO, fixed-rate	40,904	600	(8)	41,496
	42,944	747	(8)	43,683
	$79,536	$1,232	$(260)	$80,508

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 5 - Investment Securities (Continued)

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government obligations	$4,998	$12	$-	$5,010
U.S. government agencies	23,874	98	(26)	23,946
FHLB notes	4,498	5	(7)	4,496
State and municipal obligations	952	31	(20)	963
Single issuer trust preferred security	1,000	-	(210)	790
Corporate debt securities	2,185	29	-	2,214
	37,507	175	(263)	37,419

Mortgage-backed securities:
FNMA:
Adjustable-rate	2,500	135	-	2,635
Fixed-rate	897	57	-	954
FHLMC:
Adjustable-rate	643	21	-	664
Fixed-rate	325	27	-	352
GNMA, adjustable-rate	147	4	-	151
CMO, fixed-rate	31,838	425	(49)	32,214
	36,350	669	(49)	36,970
	$73,857	$844	$(312)	$74,389

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 5 - Investment Securities (Continued)

Proceeds from sales of securities available for sale during fiscal 2012 were $24.1 million. Gross gains of $589,000 were realized on these sales. There were no sales of investments during fiscal 2011. Proceeds from sales of securities available for sale during fiscal 2010 were $192,000. Gross losses of $13,000 were realized on these sales.

During the quarter ended March 31, 2012, the Bank sold two fixed rate FNMA mortgage-backed securities from the held to maturity (“HTM”) investment portfolio with an approximate book value of $2.8 million and a gross gain of $164,000. In addition, on August 8, 2012 the Company sold seventeen variable rate GNMA mortgage-backed securities that were classified as HTM with a book value of approximately $184,000 and a gross loss of $2,000. As per ASC Topic 320-10-25, the sales of the securities sold in August occurred after collection of a substantial portion (at least 85%) of the principal outstanding at acquisition. The securities sold in March 2012, did not meet any of the exceptions allowable under ASC Topic 320-10-25.  As a result, the Company has transferred the remaining outstanding balance of approximately $520,000 to the available-for-sale portfolio and $50,000 to accumulated other comprehensive income as of September 30, 2012.

Investment securities held to maturity consisted of the following:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities:
GNMA, adjustable-rate	$231	$9	$-	$240
GNMA, fixed-rate	1	-	-	1
FNMA, fixed-rate	3,565	218	-	3,783
	$3,797	$227	$-	$4,024

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at September 30, 2012 and 2011 that were in an unrealized loss position.

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities
Available for Sale:
State and municipal obligations	$-	$-	$18	$(16)	$18	$(16)
Single issuer trust preferred Security	-	-	764	(236)	764	(236)
Mortgage-backed securities:
CMO, fixed-rate	2,527	(8)	-	-	2,527	(8)
	$2,527	$(8)	$782	$(252)	$3,309	$(260)

	September 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities
Available for Sale:
U.S. government agencies	$6,971	$(26)	$-	$-	$6,971	$(26)
FHLB notes	994	(5)	997	(2)	1,991	(7)
State and municipal obligations	20	(20)	-	-	20	(20)
Single issuer trust preferred Security	-	-	790	(210)	790	(210)
Mortgage-backed securities:
CMO, fixed-rate	6,077	(49)	-	-	6,077	(49)
	$14,062	$(100)	$1,787	$(212)	$15,849	$(312)

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 5 - Investment Securities (Continued)

As of September 30, 2012, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2012, the Company held two tax-free municipal, four mortgage-backed securities and one single issuer trust preferred security, all of which were in an unrealized loss position.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2012 represents other-than-temporary impairment.

At September 30, 2012, the gross unrealized loss of the single issuer trust preferred security deteriorated by $26,000 from an unrealized loss at September 30, 2011 of $210,000 to an unrealized loss of $236,000 as of September 30, 2012. The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into fiscal September 2012, but overall trends have stabilized within the market.  Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At September 30, 2012 and 2011 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2012 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(In thousands)
Within 1 year	$18,229	$18,080
Over 1 year through 5 years	10,069	10,319
After 5 years through 10 years	7,016	7,132
Over 10 years	1,278	1,294
	36,592	36,825
Mortgage-backed securities	42,944	43,683
	$79,536	$80,508

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following at September 30, 2012 and 2011:

	September 30,
	2012	2011
	(In thousands)
Residential mortgage	$231,803	$229,330
Construction and Development:
Residential and commercial	20,500	26,005
Land	632	2,722
Total Construction and Development	21,132	28,727
Commercial:
Commercial real estate	112,199	131,225
Multi-family	2,087	5,507
Other	7,517	10,992
Total Commercial	121,803	147,724
Consumer:
Home equity lines of credit	20,959	20,735
Second mortgages	65,703	85,881
Other	762	788
Total Consumer	87,424	107,404

Total loans	462,162	513,185

Deferred loan cost, net	2,420	2,935
Allowance for loan losses	(7,581)	(10,101)

Total loans receivable, net	$457,001	$506,019

A summary of activity in the allowance for loan loss follows:

	September 30,
	2012	2011	2010
	(In thousands)
Beginning balance	$10,101	$8,157	$5,718
Provision for loan losses	810	12,392	9,367
Charge-offs	(4,623)	(10,550)	(6,933)
Recoveries	1,293	102	5
Balance at end of year	$7,581	$10,101	$8,157

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2012 and 2011.
	September 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(1,367)	(826)	-	(951)	(113)	(88)	(72)	(1,184)	(22)	-	(4,623)
Recoveries	-	1,139	-	5	-	2	2	141	4	-	1,293
Provision	1,396	(1,216)	(38)	263	74	(5)	10	278	18	30	810
Ending Balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Ending balance: individually evaluated for impairment	$-	$-	$-	$351	$-	$-	$-	$-	$-	$-	$351
Ending balance: collectively evaluated for impairment	$1,487	$724	$11	$3,142	$10	$226	$160	$1,389	$16	$65	$7,230

Loans receivable:
Ending balance	$231,803	$20,500	$632	$112,199	$2,087	$7,517	$20,959	$65,703	$762		$462,162
Ending balance: individually evaluated for impairment	$3,971	$3,788	$-	$4,837	$-	$175	$23	$447	$-		$13,241
Ending balance: collectively evaluated for impairment	$227,832	$16,712	$632	$107,362	$2,087	$7,342	$20,936	$65,256	$762		$448,921

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	September 30, 2011
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157
Charge-offs	(2,478)	(1,307)	-	(2,460)	(164)	(278)	(166)	(3,691)	(6)	-	(10,550)
Recoveries	1	-	-	1	1	5	3	82	9	-	102
Provision	2,380	2,245	(14)	3,894	21	287	99	3,499	(9)	(10)	12,392
Ending Balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Ending balance: individually evaluated for impairment	$296	$870	$-	$751	$-	$20	$61	$356	$-	$-	$2,354
Ending balance: collectively evaluated for impairment	$1,162	$757	$49	$3,425	$49	$297	$159	$1,798	$16	$35	$7,747

Loans receivable:
Ending balance	$229,330	$26,005	$2,722	$131,225	$5,507	$10,992	$20,735	$85,881	$788		$513,185
Ending balance: individually evaluated for impairment	$1,651	$5,201	$-	$6,996	$-	$195	$60	$757	$-		$14,860
Ending balance: collectively evaluated for impairment	$227,679	$20,804	$2,722	$124,229	$5,507	$10,797	$20,675	$85,124	$788		$498,325

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012 and 2011.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2012:
Residential mortgage	$-	$-	$3,971	$3,971	$5,344
Construction and Development:
Residential and commercial	-	-	3,788	3,788	5,615
Commercial:
Commercial real estate	2,306	351	2,531	4,837	5,300
Other	-	-	175	175	175
Consumer:
Home equity lines of credit	-	-	23	23	37
Second mortgages	-	-	447	447	743
Total impaired loans	$2,306	$351	$10,935	$13,241	$17,214

September 30, 2011:
Residential mortgage	$1,627	$296	$24	$1,651	$2,813
Construction and Development:
Residential and commercial	2,033	870	3,168	5,201	9,306
Commercial:
Commercial real estate	5,005	751	1,991	6,996	9,999
Other	20	20	175	195	195
Consumer:
Home equity lines of credit	60	61	-	60	60
Second mortgages	440	356	317	757	757
Total impaired loans	$9,185	$2,354	$5,675	$14,860	$23,130

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized during the year ended September 30, 2012, 2011 and 2010.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)
Year Ended September 30, 2012:
Residential mortgage	$2,976	$77	$142
Construction and development:
Residential and commercial	3,410	49	945
Commercial:
Commercial real estate	6,251	274	352
Other	180	7	7
Consumer:
Home equity lines of credit	26	-	-
Second mortgages	656	4	7
Other	1	-	-
Total	$13,500	$411	$1,453

Year Ended September 30, 2011:
Residential mortgage	$1,978	$8	$126
Construction and development:
Residential and commercial	2,386	136	1,805
Commercial:
Commercial real estate	8,736	369	451
Multi-family	138	-	-
Other	32	7	7
Consumer:
Home equity lines of credit	102	4	13
Second mortgages	1,009	25	42
Total	$14,381	$549	$2,444

Year Ended September 30, 2010:
Residential mortgage	$1,673	$22	$83
Construction and development:
Residential and commercial	3,963	-	286
Commercial:
Commercial real estate	4,954	265	257
Multi-family	1,085	32	41
Other	419	-	-
Consumer:
Home equity lines of credit	238	1	1
Second mortgages	1,891	42	47
Other	1	-	-
Total	$14,224	$362	$715

 No additional funds are committed to be advanced in connection with impaired loans.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2012 and 2011.

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Residential mortgage	$227,651	$149	$4,003	$-	$231,803
Construction and Development:
Residential and commercial	6,920	1,497	12,083	-	20,500
Land	-	632	-	-	632
Commercial:
Commercial real estate	89,646	4,441	17,761	351	112,199
Multi-family	2,087	-	-	-	2,087
Other	5,849	900	768	-	7,517
Consumer:
Home equity lines of credit	20,936	-	23	-	20,959
Second mortgages	64,672	38	993	-	65,703
Other	761	-	1	-	762
Total	$418,522	$7,657	$35,632	$351	$462,162

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Residential mortgage	$225,498	$197	$3,635	$-	$229,330
Construction and Development:
Residential and commercial	15,514	2,579	7,042	870	26,005
Land	662	900	1,160	-	2,722
Commercial:
Commercial real estate	108,267	6,645	16,088	225	131,225
Multi-family	4,910	-	597	-	5,507
Other	9,190	1,004	798	-	10,992
Consumer:
Home equity lines of credit	20,621	16	98	-	20,735
Second mortgages	82,425	1,335	2,121	-	85,881
Other	779	9	-	-	788
Total	$467,866	$12,685	$31,539	$1,095	$513,185

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	September 30,
	2012	2011
	(In thousands)
Non-accrual loans:
Residential mortgage	$3,540	$2,866
Construction and Development:
Residential and commercial	3,788	6,617
Commercial:
Commercial real estate	1,458	1,765
Other	201	229
Consumer:
Home equity lines of credit	23	61
Second mortgages	739	1,377
Total non-accrual loans	$9,749	$12,915

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $1.1 million, $1.3 million and $1.4 million for fiscal 2012, 2011 and 2010, respectively. The amount that was included in interest income on such loans was $236,000, $342,000, and $228,000, respectively, for the years ended September 30, 2012, 2011 and 2010. There were no loans past due 90 days or more and still accruing interest at September 30, 2012 and 2011.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2012 and 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
September 30, 2012:
Residential mortgage	$226,861	$1,020	$382	$3,540	$4,942	$231,803
Construction and Development:
Residential and Commercial	16,712	-	-	3,788	3,788	20,500
Land	632	-	-	-	-	632
Commercial:
Commercial real estate	108,963	-	1,778	1,458	3,236	112,199
Multi-family	2,087	-	-	-	-	2,087
Other	7,316	-	-	201	201	7,517
Consumer:
Home equity lines of Credit	20,716	-	220	23	243	20,959
Second mortgages	63,824	854	286	739	1,879	65,703
Other	758	-	4	-	4	762
Total	$447,869	$1,874	$2,670	$9,749	$14,293	$462,162

September 30, 2011:
Residential mortgage	$225,705	$341	$418	$2,866	$3,625	$229,330
Construction and Development:
Residential and Commercial	19,388	-	-	6,617	6,617	26,005
Land	2,722	-	-	-	-	2,722
Commercial:
Commercial real estate	129,265	-	195	1,765	1,960	131,225
Multi-family	5,507	-	-	-	-	5,507
Other	10,741	22	-	229	251	10,992
Consumer:
Home equity lines of Credit	20,658	-	16	61	77	20,735
Second mortgages	82,803	1,074	627	1,377	3,078	85,881
Other	772	-	16	-	16	788
Total	$497,561	$1,437	$1,272	$12,915	$15,624	$513,185

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

As a result of adopting the amendments in ASU No. 2011-02 in the fourth quarter of fiscal 2011, the Company reassessed all restructured loans that occurred on or after October 1, 2010 and for which the borrower was determined to be troubled, for identification as troubled debt restructurings (“TDRs”). Upon identifying those receivables as TDRs, the Company assessed whether they were considered impaired under the guidance in Section 310-10-35 of the Accounting Standards Codification. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 450-20 for those receivables newly identified as impaired.

Restructured loans deemed to be TDRs typically are the result of extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had $9.6 million and $10.3 million of TDRs at September 30, 2012 and 2011, respectively. Thirteen loans deemed TDRs with an aggregate balance of $8.2 million at September 30, 2012 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms through September 30, 2012, and, accordingly, were deemed to be performing loans at September 30, 2012 and we continued to accrue interest on such loans through such date. During fiscal 2012 we charged-off $37,000 with respect to one home equity line of credit loan which was deemed a TDR. At September 30, 2012, two TDRs with an aggregate balance of $1.4 million were deemed non-accruing TDRs. The $1.4 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at September 30, 2012, were comprised of two construction and development loans. Eleven loans deemed TDRs with an aggregate balance of $7.4 million at September 30, 2011 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2011. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. No defaults on troubled debt restructured loans occurred during the year ended September 30, 2011 on loans modified as a TDR within the previous 12 months.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the TDR loans as of year ended September 30, 2012 and 2011.

	Total Troubled Debt Restructurings		Troubled Debt Restructured That Have Defaulted on Modified Terms YTD
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)

At September 30, 2012:
Residential mortgage	4	$864	-	$-
Construction & Development:
Residential and commercial	2	1,426	2	1,426
Land Loan	2	1,148	-	-
Commercial:
Commercial real estate	6	6,000	-	-
Other	1	175	-	-
Total	15	$9,613	2	$1,426

At September 30, 2011:
Residential mortgage	4	$1,049	-	$-
Construction & Development:
Land Loan	2	1,160	-	-
Commercial:			-	-
Commercial real estate	7	7,919
Other	1	175	-	-
Consumer:
Home equity lines of credit	1	37	-	-
Total	15	10,340	-	$-

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	September 30,
	2012		2011
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)

Residential mortgage	$864	$-	$1,049	$-
Construction and Development:
Residential and commercial	-	1,426	-	-
Land loan	1,148	-	1,160	-
Commercial:
Commercial real estate	6,000	-	7,919	-
Other	175	-	175	-
Consumer:
Home equity lines of credit	-	-	37	-
Total	$8,187	$1,426	$10,340	$-

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the TDR activity for the twelve months ended September 30, 2012 and 2011.

	September 30,
	2012			2011
	Restructured During Period
	Number of Contracts	Pre-Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Contracts	Pre-Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	-	$-	$-	4	$1,061	$1,049
Construction and Development:
Residential and Commercial	2	1,810	1,426	-	-	-
Land loans	-	-	-	2	1,169	1,160
Commercial:
Commercial real estate	-	-	-	7	7,986	7,919
Multi-family	-	-	-	-	-	-
Other	-	-	-	1	175	175
Consumer:	-	-	-
Home equity lines of credit	-	-	-	1	37	37
Total	2	$1,810	$1,426	15	$10,428	$10,340

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
	2012	2011
	(In thousands)
Balance at beginning of year	$617	$1,160
New loans	267	-
Repayments	(92)	(543)
Balance at end of year	$792	$617

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

At September 30, 2012, 2011 and 2010, the Company was servicing loans for the benefit of others in the amounts of $24.6 million, $23.1 million and $29.9 million, respectively.  A summary of mortgage servicing rights included in other assets and the activity therein follows for the periods indicated:

	September 30,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$128	$134	$292
Amortization	(74)	(6)	(158)
Addition	53	-	-
Balance at end of year	$107	$128	$134

For sales prior to 2010, the fair value of servicing rights was determined using a base discount rate of 9.50% and prepayment speeds ranging from 5.00% to 10.50%, depending upon the stratification of the specific right, and a weighted average default rate of 1.92%. For the fiscal year ended September 30, 2011 and 2012, the fair value of servicing rights was determined using a base discount rate of 11.0%.  The fair market value is evaluated by a third party vendor on a quarterly basis.  For the fiscal year ended September 30, 2012, we securitized and sold $10.7 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This securitization/sale transaction resulted in a gain of $415,000. There were no loan sales during fiscal year 2011 and 2010.

No valuation allowance on servicing rights has been recorded at September 30, 2012, 2011, or 2010.

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2012 and 2011:

		September 30,
	Estimated Useful Life (years)	2012	2011
		(In thousands)
Land	-	$711	$711
Building and improvements	10-39	11,331	11,289
Construction in process	-	44	5
Furniture, fixtures and equipment	3-7	3,812	3,659
		15,898	$15,664
Accumulated depreciation		(8,223)	(7,499)
		$7,675	$8,165

Depreciation expense was approximately $724,000, $826,000 and $803,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2012 and 2011 consisted of the following:

	September 30,
	2012		2011
	(In thousands)
Balances by interest rate:
Tiered passbooks	$22,278	4.12%	$26,710	4.82%
Regular passbooks	19,434	3.59	18,357	3.31
Money market accounts	70,955	13.12	86,315	15.57
Checking and NOW accounts	87,116	16.10	88,722	16.00
Non-Interest bearing demand	23,062	4.26	19,833	3.58
	222,845	41.19	239,937	43.28

Certificate accounts:
0% to 0.99%	94,189	17.41	39,591	7.14
1% to 1.99%	82,483	15.25	93,216	16.81
2% to 2.99%	99,210	18.34	130,983	23.62
3% to 3.99%	36,879	6.82	41,656	7.51
4% to 4.99%	5,042	0.93	7,934	1.43
5% to 5.99%	340	0.06	1,138	0.21
	318,143	58.81	314,518	56.72

Total	$540,988	100.00%	$554,455	100.00%

The total amount of certificates of deposit greater than $100,000 at September 30, 2012 and 2011 was $160.9 million and $135.6 million, respectively.  Currently, amounts above $250,000 are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Interest expense on deposits consisted of the following for the years:

	September 30,
	2012	2011	2010
	(In thousands)
Savings accounts	$48	$78	$110
Checking and NOW accounts	256	519	845
Money market accounts	446	915	648
Certificates of deposit	5,942	6,941	8,511
Total deposits	$6,692	$8,453	$10,114

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 8 - Deposits (Continued)

The following is a schedule of certificates of deposit maturities.

September 30, 2012
(In thousands)

One year or less	$134,338
After one year to two years	66,004
After two years to three years	50,447
After three years to four years	15,867
After four years to five years	20,500
After five years	30,987
$318,143

Deposits from related parties held by the Company at September 30, 2012 and 2011 amounted to $503,000 and $390,000, respectively.

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $50.0 million of which none was outstanding at September 30, 2012 and 2011.  The interest rate on the line of credit at September 30, 2012 and 2011 was 0.25% and 0.65%, respectively.  The line of credit is to mature February 28, 2013.

The summary of long-term borrowings as of September 30, 2012 and 2011 are as follows:

	September 30,
	Weighted Average Rate	2012	2011
	(Dollars in thousands)
Due by September 30:
2013	1.44%	$85	$1,098
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	3.57	48,000	48,000
Total FHLB Advances	3.57%	$48,085	$49,098

At September 30, 2012, the Company had $48.1 million in outstanding long-term FHLB advances and $295.3 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 10 - Fair Value Measurements

The Company follows FASB ASC Topic 820 “Fair Value Measurements,” to record fair value adjustments to certain assets and to determine fair value disclosures for the Company’s financial instruments. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

The Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2—
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3—
Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy.

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

FASB ASC Topic 825 “Financial Instruments” provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 10 - Fair Value Measurements (Continued)

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2012 and 2011:

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$23,921	$-	$23,921	$-
FHLB notes	696	-	696	-
State and municipal obligations	9,387	-	9,387	-
Single issuer trust preferred security	764	-	764	-
Corporate debt securities	2,057	-	2,057	-
Total investment securities available for sale	36,825	-	36,825	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,215	-	1,215	-
Fixed-rate	710	-	710	-
FHLMC, adjustable-rate	261	-	261	-
GNMA, fixed-rate	1	-	1	-
CMO, fixed-rate-fate	41,496	-	41,496	-
Total mortgage-backed securities available for sale	43,683	-	43,683	-

Total	$80,508	$-	$80,508	$-

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen.  There were no changes in the year ended September 30, 2012.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 10 - Fair Value Measurements (Continued)

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,010	$5,010	$-	$-
U.S. government agencies	23,946	-	23,946	-
FHLB notes	4,496	-	4,496	-
State and municipal obligations	963	-	963	-
Single issuer trust preferred security	790	-	790	-
Corporate debt securities	2,214	-	2,214	-
Total investment securities available for sale	37,419	5,010	32,409	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,635	-	2,635	-
Fixed-rate	954	-	954	-
FHLMC:
Adjustable-rate	664	-	664	-
Fixed-rate	352	-	352	-
GNMA, adjustable-rate	151	-	151	-
CMO, fixed-rate	32,214	-	32,214	-
Total mortgage-backed securities available for sale	36,970	-	36,970	-

Total	$74,389	$5,010	$69,379	$-

For assets measured at fair value on a nonrecurring basis in fiscal 2012 and fiscal 2011 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2012 and 2011:

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$2,991	$-	$-	$2,991
Impaired loans	5,925	-	-	5,925

Total	$8,916	$-	$-	$8,916

	September 30, 2012
	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$2,991	Appraisal of collateral(1) (2)	Collateral discounts(2)	20-63%
Impaired loans	5,925	Appraisal of collateral(1) (2)	Collateral discounts(2)	0-16%
Total	$8,916

(1) Fair value is generally determined through independent appraisals of the underlying collateral.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 10 - Fair Value Measurements (Continued)

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$3,382	$-	$-	$3,382
Impaired loans	8,641	-	-	8,641

Total	$12,023	$-	$-	$12,023

	September 30, 2011
	Fair Value at September 30, 2011	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$3,382	Appraisal of collateral(1) (2)	Collateral discounts(2)	5-50%
Impaired loans	8,641	Appraisal of collateral(1) (2)	Collateral discounts(2)	10-60%
Total	$12,023

(1) Fair value is generally determined through independent appraisals of the underlying collateral.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The following table shows quantitative information regarding significant techniques and inputs used at September 30, 2012 and 2011 for assets measured using unobservable inputs (Level 2):

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2012
	(In thousands)
Servicing rights	$107	Discounted rate	Discount rate	11.00%	Rate used through modeling period

			Loan prepayment speeds	28.04%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				25.00%	Additional monthly servicing cost per loan on loans more than 30 days delinquent

				0.00%	Of loans more than 30 days delinquent

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 10 - Fair Value Measurements (Continued)

	Fair Value at September 30, 2011	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2011
	(In thousands)
Servicing rights	$128	Discounted rate	Discount rate	11.00%	Rate used through modeling period

			Loan prepayment speeds	19.85%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	5.83%	Monthly servicing cost per account

				25.00%	Additional monthly servicing cost per loan on loans more than 30 days delinquent

				0.00%	Of loans more than 30 days delinquent

The table below presents a summary of activity in our other real estate owned during the year ended September 30, 2012 and 2011:

		Year Ended September 30, 2012
	Balance as of September 30, 2011	Additions	Sales, net	Write-downs	Balance as of September 30, 2012
	(In thousands)
Residential mortgage	$3,872	$755	$2,954	$411	$1,262
Construction and Development:
Land	-	164	99	65	-
Commercial:
Commercial real estate	4,415	1,537	3,009	538	2,405
Multi-family	-	486	-	-	486
Other	34	-	34	-	-
Consumer:
Second mortgages	-	441	-	-	441
Total	$8,321	$3,383	$6,096	$1,014	$4,594

		Year Ended September 30, 2011
	Balance as of September 30, 2010	Additions	Sales, net	Write-downs	Balance as of September 30, 2011
	(In thousands)
Residential mortgage	$1,538	$4,894	$2,182	$378	$3,872
Construction and Development:
Residential and commercial	1,085	-	1,045	40	-
Commercial:
Commercial real estate	2,602	6,468	3,023	1,632	4,415
Multi-family	70	1,064	729	405	-
Other	20	34	20	-	34
Total	$5,315	$12,460	$6,999	$2,455	$8,321

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB ASC 825.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methods.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  FASB ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2012 and 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of September 30, 2012.  At September 30, 2011 the Company had one Level 1 security.

Loans Receivable—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 825 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for FASB ASC 825 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates.

Impaired Loans— Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 10 - Fair Value Measurements (Continued)

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Restricted Stock—Although restricted stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Other Real Estate Owned—Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of, among other factors, changes in the economic conditions.

Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.

Long-Term Borrowings—Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FASB ASC 825. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Accrued Interest Payable—This liability is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Commitments to Extend Credit and Letters of Credit—The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

Mortgage Servicing Rights—The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions, such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows. Mortgage servicing rights are carried at the lower of cost or fair value.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 10 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2012 and 2011 were as follows:

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$131,910	$131,910	$131,910	$-	$-
Investment securities available for sale	80,508	80,508	-	80,508	-
Loans receivable, net	457,001	479,613	-	-	479,613
Accrued interest receivable	1,521	1,521	-	1,521	-
Restricted stock	4,147	4,147	4,147	-	-
Mortgage servicing rights	107	107	-	107	-

Financial liabilities:
Savings accounts	41,712	41,712	41,712	-	-
Checking and NOW accounts	110,178	110,178	110,178	-	-
Money market accounts	70,955	70,955	70,955	-	-
Certificates of deposit	318,143	326,974	-	326,974	-
FHLB advances	48,085	56,102	-	56,102	-
Accrued interest payable	266	266	-	266	-

	September 30, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$33,496	$33,496	$33,496	$-	$-
Investment securities available for sale	74,389	74,389	5,010	69,379	-
Investment securities held to maturity	3,797	4,024	-	4,024	-
Loans receivable, net	506,019	527,628	-		527,628
Accrued interest receivable	1,897	1,897	-	1,897	-
Restricted stock	5,349	5,349	5,349		-
Mortgage servicing rights	128	128	-	128	-

Financial liabilities:
Savings accounts	45,067	45,067	45,067	-	-
Checking and NOW accounts	108,555	108,555	108,555	-	-
Money market accounts	86,315	86,315	86,315	-	-
Certificates of deposit	314,518	323,634	-	323,634	-
FHLB advances	49,098	53,643	-	53,643	-
Accrued interest payable	233	233	-	233	-

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 11 - Income Taxes

The Company accounts for income taxes using the asset and liability approach which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.  This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and other tax credits.  At September 30, 2012, our available net operating tax losses were approximately $6.4 million, which resulted in a deferred tax asset of $2.2 million.  At September 30, 2011, our available net operating tax losses were approximately $7.9 million, which resulted in a deferred tax asset of $2.7 million.  These losses expire in September 30, 2031.

Valuation allowances are provided to reduce deferred tax assets (“DTA”) to an amount that is more likely than not to be realized.  In assessing whether the Company will be able to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of deferred tax assets will be realized.  The Company evaluates the likelihood on a quarterly basis of realizing our deferred tax asset by estimating sources of future taxable income during the periods in which temporary differences become deductible and the impact of tax planning strategies.  The Company has considered future market growth, forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets.  If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.  Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which we had established a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.   After weighing the various factors, management concluded that a valuation allowance for federal net operating losses was not necessary, however there was a $800,000 valuation allowance for state net operating loss and a $74,000 valuation allowance for charitable contributions as of September 30, 2012.  At September 30, 2011 there was a $296,000 valuation allowance for state net operating loss.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 11 - Income Taxes (Continued)

Deferred income taxes at September 30, 2012 and 2011 were as follows:

	September 30,
	2012	2011
	(In thousands)
Deferred Tax Assets:
Allowance for loan losses	$3,362	$3,434
Nonaccrual interest	374	431
Write-down of real estate owned	222	298
Alternative minimum tax (AMT) credit carryover	64	84
Low-income housing tax credit carryover	337	191
Supplement Employer Retirement Plan	384	352
Charitable contributions	198	247
Depreciation	33	-
State net operating loss	800	296
Federal Net operating loss	2,166	2,702
Other	74	137
Total Deferred Tax Assets	8,014	8,172
Valuation allowance for state net operating loss	(800)	(296)
Valuation allowance for charitable contributions	(74)	-
Total Deferred Tax Assets, Net of Valuation Allowance	$7,140	$7,876
Deferred Tax Liabilities:
Unrealized gain on investments available for sale	(329)	(180)
Depreciation	-	(28)
Mortgage servicing rights	(36)	(43)
Other	-	(160)
Total Deferred Tax Liabilities	(365)	(411)

Deferred Tax Assets, Net	$6,775	$7,465

Of these DTA, the carryforward periods for certain tax attributes are as follows:

●	Federal net operating loss carryforwards of $6.4 million (net DTA of $2.2 million) to expire in the fiscal year ending September 30, 2031;

●	State net operating loss carryforwards DTA of $800,000 to expire in part during the fiscal years ending September 30, 2013 and 2014;

●	Low income housing credit carryforwards of $337,000 to expire in the fiscal years ending September 30, 2030 and 2031;

●	AMT credit carryforward has no expiration date; and

●
Gross charitable contributions carryforwards of $553,000 for the fiscal year ended 2008 (net DTA of $188,000) to expire in the fiscal year ending September 30, 2013 and gross charitable contributions carryforwards of $10,000 for the fiscal year ended 2010 (net DTA of $4,000) to expire in the fiscal year ending September 30, 2015 and gross charitable contributions carryforwards of $19,000 for the fiscal year ended 2011 (net DTA of $6,000) to expire in the fiscal year ending September 30, 2016.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 11 - Income Taxes (Continued)

Income tax expense (benefit) for the years ended September 30, 2012, 2011 and 2010 was comprised of the following:

	September 30,
	2012	2011	2010
	(In thousands)
Federal:
Current	$87	$(488)	$301
Deferred	541	(3,091)	(2,212)
	628	(3,579)	(1,911)
State, current	-	-	16
	$628	$(3,579)	$(1,895)

The following is a reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes for the years ended September 30, 2012, 2011 and 2010:

	September 30,
	2012	2011	2010
	(Dollars in thousands)

At federal statutory rate at 34%	$880	$(3,295)	$(1,708)
Adjustments resulting from:
State tax, net of federal benefit	-	-	11
Tax-exempt interest	(25)	(8)	(12)
Low-income housing credit	(44)	(41)	(41)
Earnings on bank-owned life insurance	(179)	(186)	(192)
Other	(4)	(49)	47
	$628	$(3,579)	$(1,895)
Effective tax rate	24.3%	(36.9)%	(37.7)%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities.  As of September 30, 2012 and 2011, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2009 to September 30, 2012.

The Small Business Job Protection Act of 1996 provides for the repeal of the tax bad debt deduction computed under the percentage-of-taxable-income method.  Upon repeal, the Company was required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988).  The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions and have been treated as a permanent tax difference.  The Company’s total tax bad debt reserves at September 30, 2012 and 2011 were approximately $1.6 million, of which $1.6 million represented the base year amount, and zero was subject to recapture.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 12 - Leases

Pursuant to the terms of non-cancelable operating lease agreements expiring in March 2015 and September 2030, pertaining to Company property, future minimum rent commitments are (In thousands):

Years ending September 30:
2013	$279
2014	279
2015	237
2016	214
2017	215
Thereafter	4,548
$5,772

The Company receives rents from the lease of office and residential space owned by the Company.  Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2013	$226
2014	170
2015	7
2016	-
2017	-
$403

Note 13 - Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At September 30, 2012 and 2011, the uncollateralized portion of the letters of credit extended by the Company was approximately $3.7 million and $4.0 million, respectively.  The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2012 or 2011.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 13 - Commitments and Contingencies (Continued)

At September 30, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2012	2011
	(In thousands)
Commitments to extend credit:
Future loan commitments	$14,190	$7,309
Undisbursed construction loans	4,519	7,698
Undisbursed home equity lines of credit	24,826	23,656
Undisbursed commercial lines of credit	3,163	4,910
Overdraft protection lines	813	823
Standby letters of credit	3,717	3,998
Total Commitments	$51,228	$48,394

Commitments to grant loans at fixed rates at September 30, 2012 totaled $14.2 million, with such commitments being for loans with interest rates that ranged from 2.63% to 5.13%.  Commitments to grant loans at variable rates at September 30, 2012 totaled $37.0 million, with such commitments being for loans with initial interest rates that ranged from 3.51% to 7.53%.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but generally includes personal or commercial real estate.

Unfunded commitments under commercial lines of credit are collateralized except for the overdraft protection lines of credit and commercial unsecured lines of credit.  The amount of collateral obtained is based on management’s credit evaluation, and generally includes personal or commercial real estate.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note 14 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

Management believes, as of September 30, 2012 and 2011, that the Bank met all capital adequacy requirements to which it was subject.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 14 – Regulatory Matters (Continued)

As of September 30, 2012 and 2011, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

In October 2010, the Bank and the Company and the Mutual Holding Company entered into Supervisory Agreements (the “Agreement”) with the OTS (now, the OCC) that required compliance with certain items within specified timeframes as outlined in the Agreements.  With the exception of certain deviations, which we do not believe were significant, to the provisions regarding commercial loan originations, the Company and the Bank have operated in compliance with the Supervisory Agreements in all material respects.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual			For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2012:
Tangible Capital (to tangible assets)	$54,436	7.70%	$	≥10,601	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	54,436	7.70		≥28,269	4.00	≥35,336	5.00%
Tier 1 Capital (to risk-weighted assets)	54,436	12.96		≥16,801	4.00	≥25,202	6.00
Total risk-based Capital (to risk-weighted assets)	59,715	14.22		≥33,602	8.00	≥42,003	10.00

As of September 30, 2011:
Tangible Capital (to tangible assets)	$49,681	7.54%	$	≥ 9,878	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	49,681	7.54		≥26,342	4.00	≥32,928	5.00%
Tier 1 Capital (to risk-weighted assets)	49,681	10.76		≥18,476	4.00	≥27,714	6.00
Total risk-based Capital (to risk- weighted assets)	55,493	12.01		≥36,952	8.00	≥46,190	10.00

Subsequent to September 30, 2012, the company contributed $25.0 million in additional capital to the Bank upon the successful completion of the “second-step” conversion and offering on October 11, 2012.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 14 – Regulatory Matters (Continued)

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2012 and 2011:

	September 30,
	2012	2011
	(In thousands)

Bank GAAP equity	$58,835	$53,321
Disallowed portion of deferred tax asset	(3,757)	(3,350)
Net unrealized gain on securities available for sale, net of income taxes	(642)	(290)
Tangible Capital, Core Capital and Tier 1 Capital	54,436	49,681
Allowance for loan losses (excluding specific reserves of $0 and $1,259* for 2012 and 2011, respectively), (also excluding 1.25% of risk-weighted assets of $2,321 and $3,031 for 2012 and 2011, respectively)	5,279	5,812
Total Risk-Based Capital	$59,715	$55,493

* Specific reserves based on regulatory specifications

Note 15 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2012	2011
	(In thousands)
Assets
Cash and Cash Equivalents	$918	$1,799
Investment in subsidiaries	58,835	53,321
Investment securities available for sale	-	2,640
Loans receivable, net	2,205	2,315
Deferred income taxes, net	115	212
Other assets	625	559
Total Assets	$62,698	$60,846

Liabilities
Accounts payable	$62	$562

Shareholders’ Equity	62,636	60,284
Total Liabilities and Shareholders’ Equity	$62,698	$60,846

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 15 – Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Operations

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Income
Interest income	$129	$210	$257
Total Interest Income	129	210	257

Gain on sale of investment securities	40	-	-

Expense
Other operating expenses	14	58	58
Total Other Expenses	14	58	58

Gain before Equity in Undistributed Net Income(Loss) of Subsidiaries and Income Tax Benefit (Expense)	155	152	199

Equity in Undistributed Net Income (Loss) of Subsidiaries	1,859	(6,094)	(3,341)

Income tax benefit (expense)	55	170	(13)

Net Income (Loss)	$1,959	$(6,112)	$(3,129)

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Note 15 – Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$1,959	$(6,112)	$(3,129)
Undistributed net (income) loss of subsidiaries	(1,859)	6,094	3,341
Deferred income taxes, net	(32)	(30)	9
ESOP shares committed to be released	103	98	121
Amortization (accretion) of discounts on investment securities	79	(4)	(1)
Net gain on sale of investment securities	(40)	-	-
(Decrease) increase in other liabilities	(500)	14	(36)
(Increase) decrease in other assets	(193)	40	(14)
Net Cash (Used in) Provided by Operating Activities	(483)	100	291

Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	888	742	475
Purchases of investment securities	(1,001)	(3,290)	(2,207)
Calls, sales of investment securities	2,806	3,673	1,300
Loan originations and principal collections, net	109	105	100
Net Cash Provided by (Used in) Investing Activities	2,802	1,230	(332)

Cash Flows from Financing Activities
Treasury stock repurchase	-	-	(458)
Capitalization	(3,200)	-	-
Cash dividends paid	-	(81)	(327)
Net Cash Used in Financing Activities	(3,200)	(81)	(785)

Net (Decrease) Increase in Cash and Cash Equivalents	(881)	1,249	(826)

Cash and Cash Equivalents - Beginning	1,799	550	1,376

Cash and Cash Equivalents - Ending	$918	$1,799	$550

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities and Exchange Act of 1934 Rules 13(a)-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. An adequate system of internal control encompasses the processes and procedures that have been established by management to, among other things:

●	Maintain records that accurately reflect the Company’s transactions;

●	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

●	Prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive  proxy statement for the 2013 Annual Meeting of Shareholders to be held in February 2013 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.malvernfederal.com.

Item 11.  Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)          The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Bylaws of Malvern Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(1)
10.1	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and F. Claire Hughes, Jr.*	(2)
10.2	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Joseph E. Palmer, Jr.*	(2)
10.3	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Banks and John B. Yerkes, Jr.*	(2)
10.4	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Ronald Anderson*	(2)
10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(2)
10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and William E. Hughes, Jr.*	(2)
10.7	Supervisory Agreement by and through the Board of Directors of Malvern Federal Savings Bank and the Office of Thrift Supervision, dated October 19, 2010	(3)
10.8	Supervisory Agreement by and through the Boards of Directors of Malvern Federal Bancorp, Inc. and Malvern Federal Mutual Holding Company and the Office of Thrift Supervision, dated October 19, 2010	(3)
23.0	Consent of ParenteBeard LLC	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. ** ***
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*         Denotes a management contract or compensatory plan or arrangement.
**
These interactive data files are being furnished as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

***
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2012 and 2011, (ii) the Consolidated Statement of Operations for the years ended September 30, 2012, 2011 and 2010, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2012, 2011 and 2010, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2012, 2011 and 2010 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(1)	Incorporated by reference from the like-numbered exhibit included in Malvern Bancorp’s registration statement on Form S-1, filed May 31, 2012 (SEC File No. 333-181798).

(2)
Incorporated by reference from the exhibit included in the s Current Report on Form 8-K of Malvern Federal Bancorp, Inc., dated as of December 16, 2008 and filed December 16, 2008 (SEC File No. 001-34051).

(3)
Incorporated by reference from the exhibits, Exhibit 10.1 and Exhibit 10.2, respectively, included in the Current Report on Form 8-K of Malvern Federal Bancorp, Inc., dated as of October 19, 2010 and filed October 25, 2010 (SEC File No. 001-34051).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 24, 2012	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Ronald Anderson	Director, President and Chief Executive Officer (principal executive officer)	December 24, 2012
Ronald Anderson

/s/ F. Claire Hughes, Jr.	Chairman of the Board	December 24, 2012
F. Claire Hughes, Jr.

/s/ John B. Yerkes, Jr.	Vice Chairman of the Board	December 24, 2012
John B. Yerkes, Jr.

/s/ Joseph E. Palmer, Jr.	Director	December 24, 2012
Joseph E. Palmer, Jr.

/s/ Kristin S. Camp	Director	December 24, 2012
Kristin S. Camp

/s/ George E. Steinmetz	Director	December 24, 2012
George E. Steinmetz

/s/ Therese Woodman	Director	December 24, 2012
Therese Woodman

/s/ Stephen P. Scartozzi	Director	December 24, 2012
Stephen P. Scartozzi

/s/ Dennis Boyle	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	December 24, 2012
Dennis Boyle