Form 10-Q
period 2012-12-31
MALVERN BANCORP, INC.
filed 2013-02-12
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2012
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number: 000-54835

MALVERN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of February 11, 2013, 6,558,473 shares of the Registrant’s common stock were issued and outstanding.

MALVERN BANCORP, INC.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	December 31, 2012	September 30, 2012
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$1,273	$1,413
Interest bearing deposits in depository institutions	114,647	130,497
Cash and Cash Equivalents	115,920	131,910
Investment securities available for sale, at fair value	85,208	80,508
Restricted stock, at cost	3,654	4,147
Loans receivable, net of allowance for loan losses of $7,571 and $7,581, respectively	446,271	457,001
Other real estate owned	3,788	4,594
Accrued interest receivable	1,440	1,521
Property and equipment, net	7,571	7,675
Deferred income taxes, net	6,881	6,775
Bank-owned life insurance	14,890	15,286
Other assets	2,407	2,395

Total Assets	$688,030	$711,812

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$23,823	$23,062
Deposits-interest-bearing	511,253	517,926
Total Deposits	535,076	540,988
FHLB advances	48,000	48,085
Advances from borrowers for taxes and insurance	4,663	1,006
Accrued interest payable	238	266
Stock subscription escrow	-	56,677
Other liabilities	1,983	2,154
Total Liabilities	589,960	649,176

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473 and 6,102,500, respectively	66	62
Additional paid-in capital	60,286	25,846
Retained earnings	39,267	38,596
Treasury stock—at cost, 2012, 0 shares; 2011, 50,000 shares	-	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,176)	(2,032)
Accumulated other comprehensive income	627	641
Total Shareholders’ Equity	98,070	62,636

Total Liabilities and Shareholders’ Equity	$688,030	$711,812

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$5,533	$6,427
Investment securities, taxable	329	432
Investment securities, tax-exempt	52	4
Dividends, restricted stock	5	-
Interest-bearing cash accounts	31	9
Total Interest and Dividend Income	5,950	6,872
Interest Expense
Deposits	1,517	1,853
Long-term borrowings	430	434
Total Interest Expense	1,947	2,287
Net Interest Income	4,003	4,585
Provision (Credit) for Loan Losses	400	(300)
Net Interest Income after Provision (Credit) for Loan Losses	3,603	4,885
Other Income
Service charges and other fees	331	207
Rental income	63	66
Gain on sale of investments, net	27	455
Gain on sale of loans, net	164	-
Earnings on bank-owned life insurance	722	134
Total Other Income	1,307	862
Other Expense
Salaries and employee benefits	1,848	1,589
Occupancy expense	482	508
Federal deposit insurance premium	217	232
Advertising	180	186
Data processing	319	294
Professional fees	364	455
Other real estate owned expense, net	425	185
Other operating expenses	458	487
Total Other Expenses	4,293	3,936
Income before income tax (benefit) expense	617	1,811
Income tax (benefit) expense	(54)	560
Net Income	$671	$1,251
Basic Earnings Per Share*	$0.11	$0.20

*	Basic earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which was completed on October 11, 2012.

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
	2012	2011
	(In thousands)

Net Income	$671	$1,251

Other Comprehensive Income:
Changes in net unrealized gains on securities available for sale	5	609
Gains realized in net income	(27)	(455)
	(22)	154
Deferred income tax effect	8	(52)
Total other comprehensive (loss) income	(14)	102
Total comprehensive income	$657	$1,353

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)
Balance, October 1, 2011	$62	$25,889	$36,637	$(477)	$(2,178)	$351	$60,284

Net Income	-	-	1,251	-	-	-	1,251

Other comprehensive income	-	-	-	-	-	102	102

Committed to be released ESOP shares (3,351 shares)	-	(16)	-	-	36	-	20
Balance, December 31, 2011	$62	$25,873	$37,888	$(477)	$(2,142)	$453	$61,657

Balance, October 1, 2012	$62	$25,846	$38,596	$(477)	$(2,032)	$641	$62,636

Net Income	-	-	671	-	-	-	671

Other comprehensive loss	-	-	-	-	-	(14)	(14)

Cancellation of common stock	(62)	62	-	-	-	-	-

Cancellation of treasury stock	-	(477)	-	477	-	-	-

Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	-	180	-	-	(180)	-	-

Dissolution of mutual holding company	-	100	-	-	-	-	100

Proceeds from issuance of common stock, net of offering expenses of $1.6 million	66	34,567	-	-	-	-	34,633

Committed to be released ESOP shares (3,571 shares)	-	8	-	-	36	-	44

Balance, December 31, 2012	$66	$60,286	$39,267	$-	$(2,176)	$627	$98,070

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2012	2011
	(In thousands )
Cash Flows from Operating Activities
Net income	$671	$1,251
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	172	186
Provision (credit) for loan losses	400	(300)
Deferred income tax (benefit) expense	(100)	442
ESOP expense	44	20
Accretion of premiums and discounts on investment securities, net	(101)	(71)
Amortization of mortgage servicing rights	6	11
Net gain on sale of investment securities available for sale	(27)	(455)
Net gain on sale of loans	(164)	-
Gain on sale of other real estate owned	(96)	(38)
Write down of other real estate owned	505	111
Amortization of loan origination fees and costs	(569)	(338)
Decrease in accrued interest receivable	81	92
(Decrease) increase in accrued interest payable	(28)	21
(Decrease) increase in other liabilities	(171)	100
Earnings on bank-owned life insurance	(722)	(134)
Increase in other assets	(292)	(263)
Decrease in prepaid FDIC assessment	208	222
Net Cash (Used in) Provided by Operating Activities	(183)	857

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	-	255
Investment securities available for sale	9,886	8,181
Proceeds from sales of investment securities available for sale	17	13,928
Purchases of investment securities available for sale	(14,496)	(17,560)
Proceeds from sale of loans	4,567	-
Loan purchases	(4,371)	(5,632)
Loan originations and principal collections, net	10,865	23,981
Proceeds from sale of other real estate owned	399	1,926
Additions to mortgage servicing rights	(18)	-
Net decrease in restricted stock	493	268
Purchases of property and equipment	(68)	(88)
Net Cash Provided by Investing Activities	7,274	25,259

Cash Flows from Financing Activities
Net decrease in deposits	(5,912)	(3,174)
Repayment of long-term borrowings	(85)	(252)
Increase in advances from borrowers for taxes and insurance	3,657	1,655
Return of excess stock subscription funds	(20,841)	-
Cash from mutual holding company reorganization	100	-
Net Cash Used in Financing Activities	(23,081)	(1,771)

Net (Decrease) Increase in Cash and Cash Equivalents	(15,990)	24,345

Cash and Cash Equivalents - Beginning	131,910	33,496
Cash and Cash Equivalents - Ending	$115,920	$57,841

Supplementary Cash Flows Information
Interest paid	$1,975	$2,266
Non-cash transfer of loans to other real estate owned	$2	$109
Non-cash transfer of loans to investment securities available for sale	$-	$10,671
Subscription funds transferred to equity	$34,633	$-

See notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

On May 19, 2008, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”) to serve as the “mid-tier” stock holding company for the Bank.  In connection with implementation of the mutual holding company form of organization in 2008, the Company sold 2,645,575 shares of its common stock to certain members of the Bank and the public at a purchase price of $10.00 per share.  In addition, the Company issued 3,383,875 shares, or 55% of the then outstanding shares, of its common stock to Malvern Federal Mutual Holding Company, which was a federally chartered mutual holding company (the “Mutual Holding Company”), and contributed 123,050 shares (with a value of $1.2 million), or 2.0% of the then outstanding shares, to the Malvern Federal Charitable Foundation, a newly created Delaware charitable foundation.  In addition to the shares of Malvern Federal Bancorp, Inc. which it owned, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash.  An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock in the 2008 offering.  Principal and interest payments of the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.

On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp-New”) completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Federal Mutual Holding Company and the Mid-Tier Holding Company ceased to exist.  Malvern Bancorp, Inc., a Pennsylvania company, became the holding company for the Bank and owner of all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp, Inc., were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former Mid-Tier Holding Company for the Bank, Malvern Federal Bancorp, Inc., held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except the Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the new Malvern Bancorp, Inc. in the conversion and reorganization. The total shares outstanding upon completion of the stock offering and the exchange were approximately 6,558,473.  Treasury stock of the former Mid-Tier Holding Company was cancelled.

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

Malvern Federal Savings Bank is a federally chartered stock savings bank which was originally organized in 1887 and is operating out of its headquarters in Paoli, Pennsylvania and eight full service financial center offices in Chester and Delaware Counties, Pennsylvania.  The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities.  The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh (the “FHLB”).  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations (Continued)

The Company and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, and the Bank and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware company, provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of December 31, 2012 and September 30, 2012, SAMG’s total assets were $42,000 and $42,000, respectively.  There was no income reported for SAMG for the three months ended December 31, 2012 and 2011.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial date are recognized in the unaudited consolidated financial statements as of December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at December 31, 2012 and for the three months ended December 31, 2012 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. The consolidated financial statements at September 30, 2012 and for the three months ended December 31, 2011 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  The results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013, or any other period.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities and fair value measurements.

Notes to Consolidated Financial Statements (Unaudited)

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At December 31, 2012 and September 30, 2012, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Receivable

The Company, through the Bank, grants mortgage, construction, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans secured by properties located throughout Chester County, Pennsylvania and surrounding areas.  The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, the real estate and general economic conditions in this area.

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. Reserves for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged-off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three, five or seven years and then adjusts annually.

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate. We do not accrue interest on loans that were non-accrual prior to the troubled debt restructuring until they have performed in accordance with their restructured terms for a period of at least six months.  We continue to accrue interest on troubled debt restructurings which were performing in accordance with their terms prior to the restructure and continue to perform in accordance with their restructured terms.  Management evaluates the ALLL with respect to TDRs under the same policy and guidelines as all other performing loans are evaluated with respect to the ALLL.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the previously established carrying amount or fair value less cost to sell.  Revenue and expenses from operations, disposition gains and losses, and changes in the valuation allowance are included in other expenses from other real estate owned.

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of December 31, 2012 and September 30, 2012, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are carried at cost.  Depreciation is computed using the straight-line and accelerated methods over estimated useful lives ranging from 3 to 39 years beginning when assets are placed in service.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

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

Bank-Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Earnings from the increase in cash surrender value of the policies are included in other income on the statement of income.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Reclassifications

Certain reclassifications have been made to the previous years’ consolidated financial statements to conform to the current year’s presentation.  These reclassifications had no effect on the Company’s results of operations.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of December 31, 2012 and for the three months ended December 31, 2012 and 2011  the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.  The calculation for the three months ended December 31, 2011 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on October 11, 2012.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
	2012	2011
	(Dollars in thousands, except per share amounts)

Net Income	$671	$1,251

Weighted average common shares outstanding	6,503,954	6,102,500
Exchange rate from offering	-	1.0748
Adjusted weighted average shares outstanding	6,503,954	6,558,967
Average unearned ESOP shares	(197,215)	(209,392)
Weighted average shares outstanding – basic	6,306,739	6,349,575

Earnings per share – basic	$0.11	$0.20

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Employee Stock Ownership Plan

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Mid-Tier Holding Company’s common stock (which have since been converted to shares of the Company’s common stock at the 1.0748 exchange ratio) for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three months ended December 31, 2012 and 2011, there were 3,571 and 3,351 shares committed to be released, respectively.  At December 31, 2012, there were 193,220 unallocated shares and 65,933 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.6 million.

Note 5 - Investment Securities

At December 31, 2012 and September 30, 2012, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.

Investment securities available for sale at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$29,451	$227	$(14)	$29,664
State and municipal obligations	12,413	182	(26)	12,569
Single issuer trust preferred security	1,000	-	(179)	821
Corporate debt securities	2,006	42	-	2,048
	44,870	451	(219)	45,102

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,129	65	-	1,194
Fixed-rate	527	45	-	572
FHLMC, adjustable-rate	232	11	-	243
GNMA, fixed-rate	1	-	-	1
CMO, fixed-rate	37,499	611	(14)	38,096
	39,388	732	(14)	40,106

	$84,258	$1,183	$(233)	$85,208

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$23,674	$247	$-	$23,921
FHLB notes	695	1	-	696
State and municipal obligations	9,217	186	(16)	9,387
Single issuer trust preferred security	1,000	-	(236)	764
Corporate debt securities	2,006	51	-	2,057
	36,592	485	(252)	36,825

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,144	71	-	1,215
Fixed-rate	647	63	-	710
FHLMC, adjustable-rate	248	13	-	261
GNMA, adjustable-rate	1	-	-	1
CMO, fixed-rate	40,904	600	(8)	41,496
	42,944	747	(8)	43,683

	$79,536	$1,232	$(260)	$80,508

During the first quarter of fiscal 2013, a municipal security in a loss position of $10,000 was sold for approximately $17,000 which resulted in a gain of approximately $27,000. Proceeds from sales of securities available for sale during the first quarter of fiscal 2012 were $13.9 million. Gross gains of $455,000 were realized on these sales.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at December 31, 2012 and September 30, 2012 that were in an unrealized loss position.

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Investment Securities Available for Sale:
U.S. government agencies	$4,984	$(14)	$-	$-	$4,984	$(14)
State and municipal obligations	3,391	(26)	-	-	3,391	(26)
Single issuer trust preferred security	-	-	821	(179)	821	(179)
Mortgage-backed securities:
CMO, fixed-rate	1,835	(14)	-	-	1,835	(14)

	$10,210	$(54)	$821	$(179)	$11,031	$(233)

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Investment Securities Available for Sale:
State and municipal obligations	$-	$-	$18	$(16)	$18	$(16)
Single issuer trust preferred security	-	-	764	(236)	764	(236)
Mortgage-backed securities:
CMO, fixed-rate	2,527	(8)	-	-	2,527	(8)
	$2,527	$(8)	$782	$(252)	$3,309	$(260)

As of December 31, 2012, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2012, the Company held five U.S. government agency securities, nine tax-free municipal bonds, two mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2012 represents other-than-temporary impairment.

During the quarter ended December 31, 2012, the gross unrealized loss of the single issuer trust preferred security improved by $57,000 from an unrealized loss at September 30, 2012 of $236,000 to an unrealized loss of $179,000 as of December 31, 2012.  The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the December 2012 quarter, but overall trends have stabilized within the market.  On a quarterly basis, management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

At December 31, 2012 and September 30, 2012 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2012 follows:

	Available For Sale
	Amortized	Fair
	Cost	Value
	(In thousands)

Within 1 year	$17,845	$17,730
Over 1 year through 5 years	11,692	11,935
After 5 years through 10 years	15,333	15,437
Over 10 years	-	-
	44,870	45,102
Mortgage-backed securities	39,388	40,106
	$84,258	$85,208

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	December 31, 2012	September 30, 2012
	(In thousands)

Residential mortgage	$231,463	$231,803
Construction and Development:
Residential and commercial	18,580	20,500
Land	3,285	632
Total Construction and Development	21,865	21,132
Commercial:
Commercial real estate	103,086	112,199
Multi-family	2,172	2,087
Other	7,447	7,517
Total Commercial	112,705	121,803
Consumer:
Home equity lines of credit	21,968	20,959
Second mortgages	62,672	65,703
Other	848	762
Total Consumer	85,488	87,424

Total loans	451,521	462,162

Deferred loan costs, net	2,321	2,420
Allowance for loan losses	(7,571)	(7,581)

Total loans receivable, net	$446,271	$457,001

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2012 and September 30, 2012.  Activity in the allowance is presented for the three months ended December 31, 2012 and 2011 and the year ended September 30, 2012, respectively.

	Three Months Ended December 31, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(44)	(50)	-	(155)	-	-	-	(184)	(4)	-	(437)
Recoveries	-	-	-	-	-	21	1	5	-	-	27
Provision	42	528	(3)	(349)	92	(162)	8	275	-	(31)	400
Ending Balance	$1,485	$1,202	$8	$2,989	$102	$85	$169	$1,485	$12	$34	$7,571
Ending balance: individually evaluated for impairment	$-	$-	$-	$335	$-	$-	$-	$-	$-	$-	$335
Ending balance: collectively evaluated for impairment	$1,485	$1,202	$8	$2,654	$102	$85	$169	$1,485	$12	$34	$7,236

Loans receivable:
Ending balance	$231,463	$18,580	$3,285	$103,086	$2,172	$7,447	$21,968	$62,672	$848		$451,521
Ending balance: individually evaluated for impairment	$4,423	$2,707	$-	$5,105	$-	$175	$22	$723	$-		$13,155
Ending balance: collectively evaluated for impairment	$227,040	$15,873	$3,285	$97,981	$2,172	$7,272	$21,946	$61,949	$848		$438,366

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Three Months Ended December 31, 2011
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(475)	(412)	-	(494)	-	(88)	(36)	(456)	(16)	-	(1,977)
Recoveries	-	1,139	-	-	-	1	-	50	1	-	1,191
Provision	356	(1,531)	(38)	937	(44)	30	(14)	(87)	17	74	(300)
Ending Balance	$1,339	$823	$11	$4,619	$5	$260	$170	$1,661	$18	$109	$9,015
Ending balance: individually evaluated for impairment	$-	$104	$-	$1,067	$-	$-	$-	$19	$-	$-	$1,190
Ending balance: collectively evaluated for impairment	$1,339	$719	$11	$3,552	$5	$260	$170	$1,642	$18	$109	$7,825

Loans receivable:
Ending balance	$218,846	$23,201	$632	$131,283	$639	$9,162	$21,942	$77,254	$885		$483,844
Ending balance: individually evaluated for impairment	$1,178	$3,431	$-	$7,689	$-	$176	$-	$479	$-		$12,953
Ending balance: collectively evaluated for impairment	$217,668	$19,770	$632	$123,594	$639	$8,986	$21,942	$76,775	$885		$470,891

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(1,367)	(826)	-	(951)	(113)	(88)	(72)	(1,184)	(22)	-	(4,623)
Recoveries	-	1,139	-	5	-	2	2	141	4	-	1,293
Provision	1,396	(1,216)	(38)	263	74	(5)	10	278	18	30	810
Ending Balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Ending balance: individually evaluated for impairment	$-	$-	$-	$351	$-	$-	$-	$-	$-	$-	$351
Ending balance: collectively evaluated for impairment	$1,487	$724	$11	$3,142	$10	$226	$160	$1,389	$16	$65	$7,230

Loans receivable:
Ending balance	$231,803	$20,500	$632	$112,199	$2,087	$7,517	$20,959	$65,703	$762		$462,162
Ending balance: individually evaluated for impairment	$3,971	$3,788	$-	$4,837	$-	$175	$23	$447	$-		$13,241
Ending balance: collectively evaluated for impairment	$227,832	$16,712	$632	$107,362	$2,087	$7,342	$20,936	$65,256	$762		$448,921

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2012 and September 30, 2012.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2012:
Residential mortgage	$-	$-	$4,423	$4,423	$5,782
Construction and Development:
Residential and commercial	-	-	2,707	2,707	3,474
Commercial:
Commercial real estate	2,292	335	2,813	5,105	5,708
Other	-	-	175	175	175
Consumer:
Home equity lines of credit	-	-	22	22	37
Second mortgages	-	-	723	723	910
Total impaired loans	$2,292	$335	$10,863	$13,155	$16,086

September 30, 2012:
Residential mortgage	$-	$-	$3,971	$3,971	$5,344
Construction and Development:
Residential and commercial	-	-	3,788	3,788	5,615
Commercial:
Commercial real estate	2,306	351	2,531	4,837	5,300
Other	-	-	175	175	175
Consumer:
Home equity lines of credit	-	-	23	23	37
Second mortgages	-	-	447	447	743
Total impaired loans	$2,306	$351	$10,935	$13,241	$17,214

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for three months ended December 31, 2012 and 2011.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)
Three Months Ended December 31, 2012:
Residential mortgage	$4,162	$11	$18
Construction and development:
Residential and commercial	3,566	-	152
Commercial:
Commercial real estate	4,874	49	70
Other	176	2	2
Consumer:
Home equity lines of credit	22	-	1
Second mortgages	524	-	1
Total	$13,324	$62	$244

Three Months Ended December 31, 2011:
Residential mortgage	$1,567	$3	$8
Construction and development:
Residential and commercial	4,316	-	-
Commercial:
Commercial real estate	6,972	73	84
Multi-family	192	1	1
Consumer:
Home equity lines of credit	42	-	-
Second mortgages	570	-	-
Other	5	-	-
Total	$13,664	$77	$93

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2012 and September 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

December 31, 2012:
Residential mortgage	$226,800	$148	$4,515	$-	$231,463
Construction and Development:
Residential and commercial	4,182	1,443	12,955	-	18,580
Land	2,653	632	-	-	3,285
Commercial:
Commercial real estate	82,626	4,091	16,034	335	103,086
Multi-family	2,172	-	-	-	2,172
Other	5,846	1,219	382	-	7,447
Consumer:
Home equity lines of credit	21,946	-	22	-	21,968
Second mortgages	61,488	-	1,184	-	62,672
Other	822	23	3	-	848
Total	$408,535	$7,556	$35,095	$335	$451,521

September 30, 2012:
Residential mortgage	$227,651	$149	$4,003	$-	$231,803
Construction and Development:
Residential and commercial	6,920	1,497	12,083	-	20,500
Land	-	632	-	-	632
Commercial:
Commercial real estate	89,646	4,441	17,761	351	112,199
Multi-family	2,087	-	-	-	2,087
Other	5,849	900	768	-	7,517
Consumer:
Home equity lines of credit	20,936	-	23	-	20,959
Second mortgages	64,672	38	993	-	65,703
Other	761	-	1	-	762
Total	$418,522	$7,657	$35,632	$351	$462,162

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31, 2012	September 30, 2012
	(In thousands)
Non-accrual loans:
Residential mortgage	$4,021	$3,540
Construction and Development:
Residential and commercial	2,707	3,788
Commercial:
Commercial real estate	3,108	1,458
Other	201	201
Consumer:
Home equity lines of credit	22	23
Second mortgages	1,128	739
Total non-accrual loans	$11,187	$9,749

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months.  Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $171,000 and $178,000 for the three months ended December 31, 2012 and 2011, respectively.  There were no loans past due 90 days or more and still accruing interest at December 31, 2012 and September 30, 2012

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2012 and September 30, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
December 31, 2012:
Residential mortgage	$226,182	$654	$606	$4,021	$5,281	$231,463
Construction and Development:
Residential and commercial	7,440	-	8,433	2,707	11,140	18,580
Land	3,285	-	-	-	-	3,285
Commercial:
Commercial real estate	99,978	-	-	3,108	3,108	103,086
Multi-family	2,172	-	-	-	-	2,172
Other	7,246	-	-	201	201	7,447
Consumer:
Home equity lines of credit	21,646	-	300	22	322	21,968
Second mortgages	60,559	880	105	1,128	2,113	62,672
Other	842	4	2	-	6	848
Total	$429,350	$1,538	$9,446	$11,187	$22,171	$451,521

September 30, 2012:
Residential mortgage	$226,861	$1,020	$382	$3,540	$4,942	$231,803
Construction and Development:
Residential and commercial	16,712	-	-	3,788	3,788	20,500
Land	632	-	-	-	-	632
Commercial:
Commercial real estate	108,963	-	1,778	1,458	3,236	112,199
Multi-family	2,087	-	-	-	-	2,087
Other	7,316	-	-	201	201	7,517
Consumer:
Home equity lines of credit	20,716	-	220	23	243	20,959
Second mortgages	63,824	854	286	739	1,879	65,703
Other	758	-	4	-	4	762
Total	$447,869	$1,874	$2,670	$9,749	$14,293	$462,162

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Restructured loans deemed to be TDRs in accordance with ASC 310-10-35 are typically the result of extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had 15 loans classified as TDRs with an outstanding balance of $9.5 million and $9.6 million at December 31, 2012 and September 30, 2012, respectively. Of the total TDR loans, eight loans deemed TDRs with an aggregate balance of $3.9 million at December 31, 2012 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms through December 31, 2012, and, accordingly, were deemed to be performing loans at December 31, 2012 and we continued to accrue interest on such loans through such date. At December 31, 2012, three TDRs with an aggregate balance of $2.7 million were deemed non-accruing TDRs. The $2.7 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at December 31, 2012, were comprised of two construction and development loans with an aggregate balance of $1.3 million and one commercial real estate loan with a balance of $1.4 million at December 31, 2012.  Four loans deemed TDRs with an aggregate balance of $2.9 million at December 31, 2012 were not classified as impaired and were performing under their restructured terms and, accordingly, were deemed to be performing loans at December 31, 2012 and we continued to accrue interest on such loans through such date.  At September 30, 2012, thirteen loans deemed TDRs with an aggregate balance of $8.2 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2012. During fiscal 2012 we charged-off $37,000 with respect to one home equity line of credit loan which was deemed a TDR. At September 30, 2012, two TDRs with an aggregate balance of $1.4 million were deemed non-accruing TDRs. The $1.4 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at September 30, 2012, were comprised of two construction and development loans.  All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. No defaults on troubled debt restructured loans occurred during the three months ended December 31, 2011 on loans modified as a TDR within the previous 12 months.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents our TDR loans as of December 31, 2012 and September 30, 2012.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms YTD
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)

At December 31, 2012:
Residential mortgage	4	$857	-	$-
Construction & Development:
Residential and commercial	2	1,333	2	1,333
Land Loan	2	1,145	-	-
Commercial:
Commercial real estate	6	5,958	1	1,367
Other	1	175	-	-
Total	15	$9,468	3	$2,700

At September 30, 2012:
Residential mortgage	4	$864	-	$-
Construction & Development:
Residential and commercial	2	1,426	2	1,426
Land Loan	2	1,148	-	-
Commercial:
Commercial real estate	6	6,000	-	-
Other	1	175	-	-
Total	15	$9,613	2	$1,426

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	December 31, 2012		September 30, 2012
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)

Residential mortgage	$857	$-	$864	$-
Construction and Development:
Residential and commercial	-	1,333	-	1,426
Land loan	1,145	-	1,148	-
Commercial:
Commercial real estate	4,591	1,367	6,000	-
Other	175	-	175	-
Total	$6,768	$2,700	$8,187	$1,426

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

There was no TDR activity for the three months ended December 31, 2012.  The following table shows the TDR activity for the three months ended December 31, 2011.

	December 31, 2012			December 31, 2011
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	-	$-	$-	4	$1,061	82
Construction and Development:
Residential and commercial	-	-	-	2	1,810	1,810
Land loans	-	-	-	2	1,169	1,157
Commercial:
Commercial real estate	-	-	-	7	7,986	7,897
Other	-	-	-	1	175	15
Total troubled debt restructurings	-	$-	$-	16	$12,201	$11,921

Note 7 - Regulatory Matters

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

Management believes, as of December 31, 2012, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2012, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2012:
Tangible Capital (to tangible assets)	$80,707	11.96%	$ ≥ 10,119	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	80,707	11.96	≥26,985	≥4.00	$ ≥33,731	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	80,707	19.94	≥16,186	≥4.00	≥24,280	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	85,796	21.20	≥32,373	≥8.00	≥40,466	≥10.00

As of September 30, 2012:
Tangible Capital (to tangible assets)	$54,436	7.70%	$ ≥ 10,601	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	54,436	7.70	≥28,269	≥4.00	$ ≥35,336	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	54,436	12.96	≥16,801	≥4.00	≥25,202	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	59,715	14.22	≥33,602	≥8.00	≥42,003	≥10.00

During the quarter ended December 31, 2012, the Company contributed $25.0 million in additional capital to the Bank upon the successful completion of the “second-step” conversion and offering on October 11, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$29,664	$-	$29,664	$-
State and municipal obligations	12,569	-	12,569	-
Single issuer trust preferred security	821	-	821	-
Corporate debt securities	2,048	-	2,048	-
Total investment securities available for sale	$45,102	-	45,102	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,194	-	1,194	-
Fixed-rate	572	-	572	-
FHLMC, adjustable-rate	243	-	243	-
GNMA, fixed-rate	1	-	1	-
CMO, fixed-rate	38,096	-	38,096	-
Total mortgage-backed securities available for sale	40,106	-	40,106	-

Total	$85,208	$-	$85,208	$-

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$23,921	$-	$23,921	$-
FHLB notes	696	-	696	-
State and municipal obligations	9,387	-	9,387	-
Single issuer trust preferred security	764	-	764	-
Corporate debt securities	2,057	-	2,057	-
Total investment securities available for sale	36,825	-	36,825	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,215	-	1,215	-
Fixed-rate	710	-	710	-
FHLMC, adjustable-rate	261	-	261	-
GNMA, adjustable-rate	1	-	1	-
CMO, fixed-rate	41,496	-	41,496	-
Total mortgage-backed securities available for sale	43,683	-	43,683	-

Total	$80,508	$-	$80,508	$-

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen.  There were no changes at December 31, 2012 and September 30, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2012 and September 30, 2012:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$2,688	$-	$-	$2,688
Impaired loans	2,527	-	-	2,527

Total	$5,215	$-	$-	$5,215

	December 31, 2012
	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$2,688	Appraisal of collateral(1) (2)	Collateral discounts(2)	6-63%
Impaired loans	2,527	Appraisal of collateral(1) (2)	Collateral discounts(2)	0%
Total	$5,215

(1) Fair value is generally determined through independent appraisals of the underlying collateral.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$2,991	$-	$-	$2,991
Impaired loans	5,925	-	-	5,925

Total	$8,916	$-	$-	$8,916

	September 30, 2012
	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$2,991	Appraisal of collateral(1) (2)	Collateral discounts(2)	20-63%
Impaired loans	5,925	Appraisal of collateral(1) (2)	Collateral discounts(2)	0-16%
Total	$8,916

(1) Fair value is generally determined through independent appraisals of the underlying collateral.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2012 for assets measured using unobservable inputs (Level 2):

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Method or Value as of December 31, 2012
	(In thousands)
Servicing rights	$118	Discounted rate	Discount rate	11.00%	Rate used through modeling period

			Loan prepayment speeds	27.56%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				25.00%	Additional monthly servicing cost per loan on loans more than 30 days delinquent

				0.00%	Of loans more than 30 days delinquent

The following table shows quantitative information regarding significant techniques and inputs used at September 30, 2012 for assets measured using unobservable inputs (Level 2):

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2012 and September 30, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of December 31, 2012 or September 30, 2012.

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

Impaired Loans—Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2012 and September 30, 2012 are presented below:

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$115,920	$115,920	$115,920	$-	$-
Investment securities available for sale	85,208	85,208	-	85,208	-
Loans receivable, net	446,271	466,935	-	-	466,935
Accrued interest receivable	1,440	1,440	-	1,440	-
Restricted stock	3,654	3,654	3,654	-	-
Mortgage servicing rights	118	118	-	118	-

Financial liabilities:
Savings accounts	42,233	42,233	42,233	-	-
Checking and NOW accounts	114,967	114,967	114,967	-	-
Money market accounts	67,822	67,822	67,822	-	-
Certificates of deposit	309,954	317,115	-	317,115	-
FHLB advances	48,000	54,024	-	54,024	-
Accrued interest payable	238	238	-	238	-

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$131,910	$131,910	$131,910	$-	$-
Investment securities available for sale	80,508	80,508	-	80,508	-
Loans receivable, net	457,001	479,613	-	-	479,613
Accrued interest receivable	1,521	1,521	-	1,521	-
Restricted stock	4,147	4,147	4,147	-	-
Mortgage servicing rights	107	107	-	107	-

Financial liabilities:
Savings accounts	41,712	41,712	41,712	-	-
Checking and NOW accounts	110,178	110,178	110,178	-	-
Money market accounts	70,955	70,955	70,955	-	-
Certificates of deposit	318,143	326,974	-	326,974	-
FHLB advances	48,085	56,102	-	56,102	-
Accrued interest payable	266	266	-	266	-

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Three Months Ended December 31,
	2012	2011
	(In thousands)

At federal statutory rate	$210	$616
Adjustments resulting from:
Tax-exempt interest	(18)	(2)
Low-income housing credit	-	(11)
Earnings on bank-owned life insurance	(245)	(46)
Other	(1)	3
	$(54)	$560
Effective tax rate	(8.76%)	30.93%

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Income Taxes (Continued)

Deferred income taxes at December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012	September 30, 2012
	(In thousands)
Deferred Tax Assets:
Allowance for loan losses	$3,493	$3,362
Nonaccrual interest	377	374
Write-down of real estate owned	394	222
Alternative minimum tax (AMT) credit carryover	83	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	397	384
Charitable contributions	172	198
Depreciation	65	33
State net operating loss	771	800
Federal net operating loss	1,901	2,166
Other	73	74
Total Deferred Tax Assets	8,063	8,014
Valuation allowance for state net operating loss	(771)	(800)
Valuation allowance for charitable contributions	(48)	(74)
Total Deferred Tax Assets, Net of Valuation Allowance	$7,244	$7,140

Deferred Tax Liabilities:
Unrealized gain on investments available for sale	(323)	(329)
Mortgage servicing rights	(40)	(36)
Total Deferred Tax Liabilities	(363)	(365)

Deferred Tax Assets, Net	$6,881	$6,775

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Bancorp, Inc. will be engaged. Malvern Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Malvern Bancorp, Inc., a Pennsylvania chartered corporation, and the term the “Bank” refers to Malvern Federal Savings Bank, a federally chartered savings bank and wholly owned subsidiary of the Company.  In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

General

On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp-New”) completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Bancorp-New, a Pennsylvania company, became the holding company for Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and owner of all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp-New, were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”) held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the Malvern Bancorp-New in the conversion and reorganization. As a result of the stock offering and reorganization, the Company had $56.7 million of subscriptions, which were held in a deposit escrow account at the Bank at September 30, 2012. Upon completion of the stock offering and the exchange on October 11, 2012, 6,558,473 shares of Malvern Bancorp-New common stock were issued and outstanding.  Per share amounts for the quarter ended December 31, 2011 have been adjusted to reflect the second-step conversion.  See Note 3 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 2 of the notes to our consolidated financial statements included elsewhere.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at December 31, 2012 was appropriate under U.S. GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2012, the Company had $5.2 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $6.9 million at December 31, 2012.  Other than a $771,000 allowance with respect to state net operating losses and $48,000 allowance with respect to charitable contributions, we have not established a valuation allowance against our net deferred tax asset as we believe it is more likely than not that the remaining amount of the asset will be realized.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and viable tax planning strategies we could employ so that the asset would not go unused.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Our total assets decreased $23.8 million or 3.3% to $688.0 million at December 31, 2012 compared to $711.8 million at September 30, 2012. The decrease was primary due to a $16.0 million or 12.1% decrease in cash and cash equivalents and $10.7 million or 2.4% reduction in net loans receivable. The decrease was partially offset by a $4.7 million or 5.8% increase in investment securities.

Our total liabilities decreased $59.2 million or 9.1% to $590.0 million at December 31, 2012 compared to $649.2 million at September 30, 2012. The decrease was primarily due to $56.7 million decrease in stock subscription escrow, reflecting the closing of our second-step conversion on October 11, 2012, and $5.9 million decrease in total deposits. Our total deposits were $535.1 million at December 31, 2012 compared to $541.0 million at September 30, 2012. These decreases were partially offset by a $3.7 million increase in advances for borrowers for taxes and insurance.

Shareholders’ equity increased by $35.4 million to $98.1 million at December 31, 2012 compared to $62.6 million at September 30, 2012.  The increase was primarily due to the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure on October 11, 2012. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp, Inc., were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former Mid-Tier Holding Company for the Bank, Malvern Federal Bancorp, Inc., held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except the Mutual Holding Company). Treasury stock of the former Mid-Tier Holding Company was cancelled.  Retained earnings increased by $671,000 to $39.3 million at December 31, 2012 primarily as a result of the $671,000 net income during the first quarter of fiscal 2013.  Our ratio of equity to assets was 14.25% at December 31, 2012.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	December 31, 2012	September 30, 2012	December 31, 2011
	(In thousands)
Loans 31-89 days delinquent:
Residential mortgage	$1,260	$1,402	$1,408
Construction and Development:
Residential and commercial	8,433	-	-
Commercial:
Commercial real estate	-	1,778	3,170
Consumer:
Home equity lines of credit	300	220	20
Second mortgages	985	1,140	1,182
Other	6	4	7
Total	$10,984	$4,544	$5,787

During the quarter ended December 31, 2012, our loans more than 30 days but less than 90 days delinquent increased by $6.4 million to $11.0 million at December 31, 2012 compared to $4.5 million at September 30, 2012.  The primary reason for this increase was due to four construction and development loans to one borrower, with an outstanding balance of $8.4 million at December 31, 2012, becoming more than 30 days past due in the quarter. These four loans, which had been classified as “substandard” during the quarter ended September 30, 2012, are for site development for a 190 unit residential townhouse community in Downingtown, Pennsylvania, and for the demolition and redevelopment for mixed use commercial and residential purposes of six duplex multi-family homes and nine parcels of vacant land on approximately 7 acres in Downingtown, Pennsylvania.  We are attempting to negotiate a loan modification agreement with the borrower which, among other things, would result in the loans being brought current. However, if a satisfactory loan modification agreement cannot be structured, these loans are likely to be placed on non-accrual status during the second quarter of fiscal 2013.

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

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	December 31, 2012	September 30, 2012	December 31, 2011
	(In thousands)
Classified assets:
Substandard(1)	$38,883	$40,226	$35,496
Doubtful	335	351	666
Loss	-	-	-
Total classified assets	39,218	40,577	36,162
Special mention assets	7,556	7,657	9,663
Total classified and special mention assets	$46,774	$48,234	$45,825

(1) Includes other real estate owned of $3.8 million, $4.6 million and $6.4 million, at December 31, 2012, September 30, 2012 and December 31, 2011, respectively.

The following table sets forth non-performing assets and performing troubled debt restructurings which are neither non-accruing nor more than 90 days past due and still accruing in our portfolio at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest for the periods shown.  Troubled debt restructurings (“TDR”) are loans which are modified in a manner constituting a concession to the borrower, such as forgiving a portion of interest or principal making loans at a rate materially less than that of market rates, when the borrower is experiencing financial difficulty.

	December 31, 2012	September 30, 2012	December 31, 2011
	(In thousands)
Non-accruing loans:
Residential mortgage	$4,021	$3,540	$2,562
Construction or development:
Residential and commercial(1)	2,707	3,788	4,841
Commercial:
Commercial real estate(2)	3,108	1,458	1,694
Other	201	201	209
Consumer:
Home equity lines of credit	22	23	37
Second mortgages	1,128	739	1,065
Total non-accruing loans	11,187	9,749	10,408
Other real estate owned and other foreclosed assets:
Residential mortgage	841	1,262	2,489
Commercial:
Commercial real estate	2,126	2,405	3,908
Multi-family	405	486	-
Other	-	-	34
Consumer:
Second mortgages	416	441	-
Total REO	3,788	4,594	6,431
Total non-performing assets	14,975	14,343	16,839
Performing troubled debt restructurings:
Residential mortgage	857	864	882
Construction or development:
Land	1,145	1,148	1,157
Commercial:
Commercial real estate	4,591	6,000	7,897
Other	175	175	175
Total TDRs	6,768	8,187	10,111
Total non-performing assets and performing troubled debt restructurings	$21,743	$22,530	$26,950
Ratios:
Total non-accrual loans as a percent of gross loans	2.48%	2.11%	2.15%
Total non-performing assets as a percent of total assets	2.18%	2.01%	2.53%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	3.16%	3.17%	4.04%

(1) At December 31, 2012, includes two loans classified as TDRs in the aggregate amount of $1.3 million.
(1) At September 30, 2012, includes two loans classified as TDRs in the amount of $1.4 million.
(2) At December 31, 2012, includes one loan classified as TDR in the amount of $1.4 million.

At December 31, 2012, our total non-performing assets amounted to $15.0 million, a decrease of $632,000 compared to total non-performing assets at September 30, 2012. At December 31, 2012, the Company’s total non-accruing loans amounted to $11.2 million, or 2.48% of total loans, compared to $9.7 million of non-accruing loans, or 2.11% of total loans at September 30, 2012.  The primary reason for the $1.4 million increase in non-accruing loans at December 31, 2012 compared to September 30, 2012 was one commercial real estate loan, with an outstanding balance of $1.4 million at December 31, 2012, becoming more than 90 days past due, which resulted in its transfer from performing troubled debt restructured loan status to non-accrual status.  This loan is secured by a mixed-use (warehouse and office space) commercial property located in Delaware County, Pennsylvania. We believe this loan is well secured and do not expect that its resolution will result in any loss.

For the three months ended December 31, 2012 and 2011, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $171,000 and $178,000, respectively.  The amount that was included in interest income on such loans was $23,000 for the three months ended December 31, 2012.

Our non-performing assets include REO in addition to non-performing loans.  At December 31, 2012, our total REO amounted to $3.8 million, a decrease of $806,000 compared to total REO at September 30, 2012. The $806,000 decrease in REO at December 31, 2012 compared to September 30, 2012, was due to $399,000 of sales of REO, at a net gain of $96,000, and $505,000 in reductions to REO fair values which are reflected in other REO expense during the first quarter of fiscal 2013.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty.  Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured.  At December 31, 2012, our total performing troubled debt restructurings amounted to $6.8 million compared to $8.2 million of performing troubled debt restructurings at September 30, 2012. The reduction in troubled debt restructurings at December 31, 2012 compared to September 30, 2012 was due primarily to the transfer of a $1.4 million TDR to non-accrual status during the quarter, as discussed above.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

General.  Our net income was $671,000 for the three months ended December 31, 2012 compared to net income of $1.3 million for the three months ended December 31, 2011.  On a per share basis, the net income was $0.11 per share for the quarter ended December 31, 2012, compared to net income of $0.20 per share (as adjusted) for the quarter ended December 31, 2011.  The primary reason for the $580,000 reduction in our net income in the first quarter of fiscal 2013 compared to the first quarter in fiscal 2012 was a $700,000 difference in the provision (credit) to the allowance for loan losses.  Our interest rate spread was 2.23% and our net interest margin was 2.44% for the three months ended December 31, 2012, compared to a net interest spread of 2.80% and a net interest margin of 2.92% for the three months ended December 31, 2011.

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

	Three Months Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable(1)	$460,882	$5,533	4.80%	$496,717	$6,427	5.18%
Investment securities	85,422	381	1.78	83,827	436	2.08
Deposits in other banks	106,916	31	0.12	42,177	9	0.09
FHLB stock	3,787	5	0.53	5,160	-	0.00
Total interest-earning assets	657,007	5,950	3.62	627,881	6,872	4.38
Non-interest-earning assets	35,150			36,564
Total assets	$692,157			$664,445

Interest Bearing Liabilities:
Demand and NOW accounts	$87,221	40	0.18	$88,868	78	0.35
Money market accounts	69,172	72	0.42	87,340	173	0.79
Savings accounts	42,115	7	0.07	44,845	12	0.11
Time deposits	314,743	1,398	1.78	308,364	1,590	2.06
Total deposits	513,251	1,517	1.18	529,417	1,853	1.40
FHLB borrowings	48,014	430	3.58	48,972	434	3.54
Total interest-bearing liabilities	561,265	1,947	1.39	578,389	2,287	1.58
Non-interest-bearing liabilities	44,323			24,803
Total liabilities	605,588			603,192
Shareholders’ Equity	86,569			61,253
Total liabilities and shareholders’ equity	$692,157			$664,445
Net interest-earning assets	$95,742			$49,492
Net interest income; average interest rate spread		$4,003	2.23%		$4,585	2.80%
Net interest margin			2.44%			2.92%
Average interest-earning assets to average interest-bearing liabilities	117.06%			108.56%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Interest and Dividend Income.  Our interest and dividend income decreased for the three months ended December 31, 2012 by $922,000 or 13.4% over the comparable fiscal 2012 period to $6.0 million.  Interest income on loans decreased in the three months ended December 31, 2012 over the prior comparable period in fiscal 2012 by $894,000, or 13.9%.  The decrease in interest earned on loans in the first quarter of fiscal 2013 was due primarily to a $35.8 million, or 7.2%, decrease in the average balance of our outstanding loans as well as a 38 basis point decrease in the average yield earned on our loan portfolio in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.  Interest income on investment securities decreased by $55,000, or 12.6%, in the first quarter of fiscal 2013 compared to the comparable prior fiscal year period.  The average yield on investment securities decreased 30 basis points to 1.78% for the three months ended December 31, 2012 from 2.08% for the same period ended 2011.

Interest Expense.  Our interest expense for the three month period ended December 31, 2012 was $1.9 million, a decrease of $340,000 from the three month period ended December 31, 2011.  The reason for the decrease in interest expense in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was a 22 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $16.2 million, or 3.1%, in the first quarter of fiscal 2013 compared to first quarter of fiscal 2012 due primarily to a $18.2 million decrease in the average balance of money market accounts. The average rate paid on total deposits decreased to 1.18% for fiscal 2013 from 1.40% for fiscal 2012.  Our expense on borrowings amounted to $430,000 in the first quarter of fiscal 2013 compared to $434,000 in the first quarter of fiscal 2012.  The average balance of our borrowings decreased by $958,000 in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, however, the average cost of borrowed funds increased to 3.58% in the first quarter of fiscal 2013 compared to 3.54% in the first quarter of fiscal 2012.

Provision/(Credit) for Loan Losses.  The provision for loan losses was $400,000 for the three months ended December 31, 2012 compared to a credit of $300,000 for the three months ended December 31, 2011. A $1.1 million recovery during the three months ended December 31, 2011, contributed to the $700,000 difference in the provision for loan losses for the December 31, 2012 and December 31, 2011 fiscal quarters. Our net charge-offs for the quarter ended December 31, 2012 were $410,000. Our ratio of net charge-offs to the total allowance for loan losses was 21.7% for the quarter ended December 31, 2012. As of December 31, 2012, the balance of the allowance for loan losses was $7.6 million, or 1.68% of gross loans and 67.68% of non-accruing loans, compared to an allowance for loan losses of $7.6 million or 1.64% of gross loans and 77.76% of non-accruing loans at September 30, 2012.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the three Months Ended December 31,		For the Year Ended September 30,
	2012	2011	2012
	(Dollars in Thousands)

Balance at beginning of period	$7,581	$10,101	$10,101
Provision (credit) for loan losses	400	(300)	810

Charge-offs:
Residential mortgage	44	475	1,367
Construction and development
Residential and commercial	50	412	826
Commercial:
Commercial real estate	155	494	951
Multi-family	-	-	113
Other	-	88	88
Consumer:
Home equity lines of credit	-	36	72
Second mortgages	184	456	1,184
Other	4	16	22
Total charge-offs	437	1,977	4,623
Recoveries:
Construction and development
Residential and commercial	-	1,139	1,139
Commercial:
Commercial real estate	-	-	5
Other	21	1	2
Consumer:
Home equity lines of credit	1	-	2
Second mortgages	5	50	141
Other		1	4
Total recoveries	27	1,191	1,293

Net charge-offs	410	786	3,330
Balance at end of period	$7,571	$9,015	$7,581
Ratios:
Ratio of allowance for loan losses to non-accrual loans	67.68%	86.62%	77.76%
Ratio of net charge-offs to average loans outstanding, Annualized for the three-month periods ended December 31, 2012 and 2011	0.36%	0.64%	0.70%
Ratio of net charge-offs to total allowance for loan losses (annualized for the three-month periods ended December 31, 2012 and 2011)	21.68%	34.88%	43.93%

Other Income.  Our other, or non-interest, income increased by $445,000, or 51.6%, to $1.3 million for the three months ended December 31, 2012 compared to $862,000 for the three months ended December 31, 2011.  The increase in other income during the first quarter of fiscal 2013 was primarily due to a one-time, tax free death benefit of approximately $596,000 received pursuant to a bank-owned life insurance policy. In addition, we recorded a net gain on the sale of loans in the amount of $164,000 during the quarter ended December 31, 2012.

Other Expenses.  Our other, or non-interest, expenses increased by $357,000, or 9.1%, to $4.3 million in the quarter ended December 31, 2012 compared to $3.9 million for the three months ended December 31, 2011. The increase in other operating expenses in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was due primarily to a $259,000 increase in salaries and employee benefits in fiscal 2013 when compared to the same period in fiscal 2012.  The increase in salaries and employee benefits expense in the quarter ended December 31, 2012 primarily reflects an increase in the number of employees in our secondary market program as well as in support staff in the Credit Review Department and Mortgage Loan Department. Our net other real estate owned expense increased by $240,000 in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increase in other real estate owned expense was due primarily to aggregate write-downs of $505,000 in the carrying value of other real estate owned during the quarter ended December 31, 2012, primarily reflecting declines in the market value of such properties. These increases were partially offset by a $91,000 decrease in professional fees in the December 31, 2012 compared to the quarter ended December 31, 2011.

Income Tax (Benefit) Expense.  Our income tax benefit was $54,000 for the three months ended December 31, 2012 compared to income tax expense of $560,000 for the three months ended December 31, 2011.  The income tax benefit for the quarter ended December 31, 2012 primarily reflects the $1.2 million decrease in pre-tax income during the quarter ended December 31, 2012.  Our effective Federal tax rate was (8.8%) and 30.9% for the three months ended December 31, 2012 and 2011, respectively.  The effective federal tax rate was (8.8%) due to a one-time, non-taxable death benefit paid on BOLI for $596,000 during the quarter ended December 31, 2012.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2012, our cash and cash equivalents amounted to $115.9 million.  In addition, at such date our available for sale investment securities amounted to $85.2 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2012, we had certificates of deposit maturing within the next 12 months amounting to $133.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the three months ended December 31, 2012, the average balance of our outstanding FHLB advances was $48.0 million.  At December 31, 2012, we had $48.0 million in outstanding long-term FHLB advances and we had $178.7 million in potential FHLB advances available to us.  In addition, at December 31, 2012, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

The following table summarizes our contractual cash obligations at December 31, 2012.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(Dollars in Thousands)

Long-term debt obligations	$-	$-	$-	$48,000	$48,000
Certificates of deposit	133,845	110,925	42,349	22,935	310,054
Operating lease obligations	209	516	429	4,548	5,702
Total contractual obligations	$134,054	$111,441	$42,778	$75,483	$363,756

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  There has been no material change in the Company’s asset and liability position since September 30, 2012.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)
On October 11, 2012, the Company completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a plan of conversion and reorganization.  Upon completion of the conversion and reorganization, Malvern Bancorp, Inc., a new Pennsylvania company, became the holding company for the Bank and sole owner of all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $.01 per share, of the Company were sold in a subscription offering to certain depositors of the Bank for $10 per share, or $36.4 million in the aggregate (the “Offering”), and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered Mid-Tier Holding Company for the Bank held by the “public” shareholders of the Mid-Tier Holding Company (the “Exchange”). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the Malvern Bancorp-New in the conversion and reorganization.

Pursuant to a registration statement on Form S-1 (File No. 333-181798), which was declared effective by the SEC on August 10, 2012, 6,558,762 shares of common stock were registered and 6,558,473 were issued in the Offering and the Exchange. The Offering commenced on August 22, 2012 and was completed on October 11, 2012.  Stifel, Nicolaus & Company, Incorporated (“Stifel”) was engaged to assist in the marketing of the common stock in the Offering. For their services, Stifel received a fee of 1.0% of the aggregate dollar amount of common stock sold in the Offering, excluding shares sold to officers, employees and directors and their immediate families.  Stifel also received an advisory and administrative fee of $30,000.

Expenses related to the Offering were approximately $1.6 million, including the fees and expenses paid to Stifel described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons. Net proceeds of the Offering were approximately $34.7 million. Of the net proceeds of the Offering, $25.0 million was contributed to the Bank.  All other proceeds were retained by the Company for future capital needs and general corporate purposes.

Initially, both the Company and the Bank have invested the net proceeds from the Offering in short-term investments until these proceeds can be deployed for other purposes.

(c)	Purchases of Equity Securities

Not applicable

Item 3 - Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 - Mine Safety Disclosure

There are no matters required to be reported under this item.

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certification

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

February 12, 2013	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

February 12, 2013	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer