Form 10-Q/A
period 2012-12-31
MALVERN BANCORP, INC.
filed 2013-02-14
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Introductory Note

Subsequent to filing its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 (the “Form 10-Q”), the registrant determined that the table reflecting troubled debt restructuring (“TDR”) activity included in Note 6 of the Notes to Consolidated Financial Statements (unaudited) was incorrect with respect to the three-month period ended December 31, 2011.  The table, which is included herein at page 31, has been corrected with respect to TDR activity in the quarter ended December 31, 2011. As a result of a notification received subsequent to the filing of the original Form 10-Q, the third paragraph previously appearing under Note 7 of the Notes to Consolidated Financial Statements (unaudited) has been deleted. The Bank’s capital continues to be well in excess of all regulatory requirements. No other changes have been made in this Amendment No. 1 to the information included in the Form 10-Q filed on February 12, 2013.

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
	(In thousands)

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

	Three Months Ended December 31, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(44)	(50)	-	(155)	-	-	-	(184)	(4)	-	(437)
Recoveries	-	-	-	-	-	21	1	5	-	-	27
Provision	42	528	(3)	(349)	92	(162)	8	275	-	(31)	400
Ending Balance	$1,485	$1,202	$8	$2,989	$102	$85	$169	$1,485	$12	$34	$7,571
Ending balance: individually evaluated for impairment	$-	$-	$-	$335	$-	$-	$-	$-	$-	$-	$335
Ending balance: collectively evaluated for impairment	$1,485	$1,202	$8	$2,654	$102	$85	$169	$1,485	$12	$34	$7,236

Loans receivable:
Ending balance	$231,463	$18,580	$3,285	$103,086	$2,172	$7,447	$21,968	$62,672	$848		$451,521
Ending balance: individually evaluated for impairment	$4,423	$2,707	$-	$5,105	$-	$175	$22	$723	$-		$13,155
Ending balance: collectively evaluated for impairment	$227,040	$15,873	$3,285	$97,981	$2,172	$7,272	$21,946	$61,949	$848		$438,366

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Three Months Ended December 31, 2011
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(475)	(412)	-	(494)	-	(88)	(36)	(456)	(16)	-	(1,977)
Recoveries	-	1,139	-	-	-	1	-	50	1	-	1,191
Provision	356	(1,531)	(38)	937	(44)	30	(14)	(87)	17	74	(300)
Ending Balance	$1,339	$823	$11	$4,619	$5	$260	$170	$1,661	$18	$109	$9,015
Ending balance: individually evaluated for impairment	$-	$104	$-	$1,067	$-	$-	$-	$19	$-	$-	$1,190
Ending balance: collectively evaluated for impairment	$1,339	$719	$11	$3,552	$5	$260	$170	$1,642	$18	$109	$7,825

Loans receivable:
Ending balance	$218,846	$23,201	$632	$131,283	$639	$9,162	$21,942	$77,254	$885		$483,844
Ending balance: individually evaluated for impairment	$1,178	$3,431	$-	$7,689	$-	$176	$-	$479	$-		$12,953
Ending balance: collectively evaluated for impairment	$217,668	$19,770	$632	$123,594	$639	$8,986	$21,942	$76,775	$885		$470,891

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(1,367)	(826)	-	(951)	(113)	(88)	(72)	(1,184)	(22)	-	(4,623)
Recoveries	-	1,139	-	5	-	2	2	141	4	-	1,293
Provision	1,396	(1,216)	(38)	263	74	(5)	10	278	18	30	810
Ending Balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Ending balance: individually evaluated for impairment	$-	$-	$-	$351	$-	$-	$-	$-	$-	$-	$351
Ending balance: collectively evaluated for impairment	$1,487	$724	$11	$3,142	$10	$226	$160	$1,389	$16	$65	$7,230

Loans receivable:
Ending balance	$231,803	$20,500	$632	$112,199	$2,087	$7,517	$20,959	$65,703	$762		$462,162
Ending balance: individually evaluated for impairment	$3,971	$3,788	$-	$4,837	$-	$175	$23	$447	$-		$13,241
Ending balance: collectively evaluated for impairment	$227,832	$16,712	$632	$107,362	$2,087	$7,342	$20,936	$65,256	$762		$448,921

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

	December 31, 2012			December 31, 2011
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	-	-	-	2	$1,810	$1,810
Total troubled debt restructurings	-	$-	$-	2	$1,810	$1,810

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

Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2012:
Tangible Capital (to tangible assets)	$80,707	11.96%	$	≥ 10,119	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	80,707	11.96		≥26,985	≥4.00	$	≥33,731	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	80,707	19.94		≥16,186	≥4.00		≥24,280	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	85,796	21.20		≥32,373	≥8.00		≥40,466	≥ 10.00

As of September 30, 2012:
Tangible Capital (to tangible assets)	$54,436	7.70%	$	≥ 10,601	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	54,436	7.70		≥28,269	≥4.00	$	≥35,336	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	54,436	12.96		≥16,801	≥4.00		≥25,202	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	59,715	14.22		≥33,602	≥8.00		≥42,003	≥ 10.00

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

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

PART II - OTHER INFORMATION

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

*
These interactive data files are being furnished as part of this amended Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

February 14, 2013	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

February 14, 2013	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer