Form 10-Q
period 2013-03-31
MALVERN BANCORP, INC.
filed 2013-05-20
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2013
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number: 000-54835

MALVERN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of May 17, 2013, 6,558,473 shares of the Registrant’s common stock were issued and outstanding.

MALVERN BANCORP, INC.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2013	September 30, 2012
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$1,414	$1,413
Interest bearing deposits in depository institutions	86,203	130,497
Cash and Cash Equivalents	87,617	131,910
Investment securities available for sale, at fair value	103,536	80,508
Restricted stock, at cost	3,711	4,147
Loans receivable, net of allowance for loan losses of $6,302 and $7,581, respectively	446,142	457,001
Other real estate owned	4,339	4,594
Accrued interest receivable	1,373	1,521
Property and equipment, net	7,452	7,675
Deferred income taxes, net	7,429	6,775
Bank-owned life insurance	21,035	15,286
Other assets	1,542	2,395

Total Assets	$684,176	$711,812

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$26,061	$23,062
Deposits-interest-bearing	508,036	517,926
Total Deposits	534,097	540,988
FHLB advances	48,000	48,085
Advances from borrowers for taxes and insurance	2,483	1,006
Accrued interest payable	264	266
Stock subscription escrow	-	56,677
Other liabilities	2,398	2,154
Total Liabilities	587,242	649,176

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473 and 6,102,500, respectively	66	62
Additional paid-in capital	60,291	25,846
Retained earnings	38,422	38,596
Treasury stock—at cost, 2013, 0 shares; 2012, 50,000 shares	-	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,140)	(2,032)
Accumulated other comprehensive income	295	641
Total Shareholders’ Equity	96,934	62,636

Total Liabilities and Shareholders’ Equity	$684,176	$711,812

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$5,001	$6,031	$10,534	$12,458
Investment securities, taxable	366	427	695	859
Investment securities, tax-exempt	57	6	109	10
Dividends, restricted stock	3	1	8	1
Interest-bearing cash accounts	36	9	67	18
Total Interest and Dividend Income	5,463	6,474	11,413	13,346
Interest Expense
Deposits	1,417	1,689	2,934	3,542
Long-term borrowings	421	428	851	862
Total Interest Expense	1,838	2,117	3,785	4,404
Net Interest Income	3,625	4,357	7,628	8,942
Provision for Loan Losses	1,045	325	1,445	25
Net Interest Income after Provision for Loan Losses	2,580	4,032	6,183	8,917
Other Income
Service charges and other fees	208	261	539	468
Rental income – other	63	67	126	133
Gain on sale of investments, net	183	168	210	623
Gain on sale of loans, net	22	-	186	-
Earnings on bank-owned life insurance	148	132	870	266
Total Other Income	624	628	1,931	1,490
Other Expense
Salaries and employee benefits	1,947	1,723	3,795	3,312
Occupancy expense	529	540	1,011	1,048
Federal deposit insurance premium	220	221	437	453
Advertising	282	236	462	422
Data processing	313	326	632	620
Professional fees	451	459	815	914
Other real estate owned expense, net	220	450	645	635
Other operating expenses	630	458	1,088	945
Total Other Expenses	4,592	4,413	8,885	8,349
(Loss) Income before income tax expense (benefit)	(1,388)	247	(771)	2,058
Income tax (benefit) expense	(543)	28	(597)	588
Net (Loss) Income	$(845)	$219	$(174)	$1,470
Basic (Loss) Earnings Per Share*	$(0.13)	$0.03	$(0.03)	$0.23
Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

* Basic earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which was completed on October 11, 2012.

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)

Net (Loss) Income	$(845)	$219	$(174)	$1,470

Other Comprehensive (Loss) Income:
Changes in net unrealized gains on securities available for sale	(319)	171	(314)	780
Gains realized in net income(1)	(183)	(168)	(210)	(623)
	(502)	3	(524)	157
Deferred income tax effect	170	(1)	178	(53)
Total other comprehensive (loss) income	(332)	2	(346)	104
Total comprehensive (loss) income	$(1,177)	$221	$(520)	$1,574

 (1)Amounts are included in net gains on sale securities on the Consolidated Statements of Operations in total other income.

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)

Balance, October 1, 2011	$62	$25,889	$36,637	$(477)	$(2,178)	$351	$60,284

Net Income	-	-	1,470	-	-	-	1,470

Other comprehensive income	-	-	-	-	-	104	104

Committed to be released ESOP shares (6,702 shares)	-	(28)	-	-	73	-	45
Balance, March 31, 2012	$62	$25,861	$38,107	$(477)	$(2,105)	$455	$61,903

Balance, October 1, 2012	$62	$25,846	$38,596	$(477)	$(2,032)	$641	$62,636

Net Loss	-	-	(174)	-	-	-	(174)

Other comprehensive loss	-	-	-	-	-	(346)	(346)

Cancellation of common stock	(62)	62	-	-	-	-	-

Cancellation of treasury stock	-	(477)	-	477	-	-	-

Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	-	180	-	-	(180)	-	-

Dissolution of mutual holding company	-	100	-	-	-	-	100

Proceeds from issuance of common stock, net of offering expenses of $1.6 million	66	34,567	-	-	-	-	34,633

Committed to be released ESOP shares (7,171 shares)	-	13	-	-	72	-	85
Balance, March 31, 2013	$66	$60,291	$38,422	$-	$(2,140)	$295	$96,934

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net (loss) income	$(174)	$1,470
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	347	368
Provision for loan losses	1,445	25
Deferred income taxes (benefit) expense	(477)	481
ESOP expense	85	45
Accretion of premiums and discounts on investment securities, net	(82)	(78)
Amortization of mortgage servicing rights	10	38
Net gain on sale of investment securities available for sale	(210)	(459)
Net gain on sale of investment securities held to maturity	-	(164)
Net gain on sale of loans	(186)	-
(Gain) loss on sale of other real estate owned	(97)	21
Write down of other real estate owned	652	472
Amortization of loan origination fees and costs	(574)	(630)
Decrease in accrued interest receivable	148	265
(Decrease) increase in accrued interest payable	(2)	13
Increase (decrease) in other liabilities	244	(311)
Earnings on bank-owned life insurance	(870)	(266)
(Increase) decrease in other assets	(529)	23
Decrease in prepaid FDIC assessment	200	433
Net Cash (Used in) Provided by Operating Activities	(70)	1,746
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	-	276
Investment securities available for sale	15,882	14,472
Proceeds from sales of investment securities held to maturity	-	2,996
Proceeds from sales of investment securities available for sale	14,020	18,954
Purchases of investment securities available for sale	(53,162)	(29,379)
Proceeds from sale of loans	7,856	-
Loan purchases	(11,843)	(13,332)
Loan originations and principal collections, net	13,408	41,508
Proceeds from sale of other real estate owned	454	3,834
Additions to mortgage servicing rights	(31)	(53)
Purchases of bank-owned life insurance	(6,000)	-
Proceeds from death benefit of bank-owned life insurance	1,121	-
Net decrease in restricted stock	436	522
Purchases of property and equipment	(124)	(130)
Net Cash (Used in) Provided by Investing Activities	(17,983)	39,668
Cash Flows from Financing Activities
Net decrease in deposits	(6,891)	(17,426)
Repayment of long-term borrowings	(85)	(505)
Increase in advances from borrowers for taxes and insurance	1,477	1,646
Return of excess stock subscription funds	(20,841)	-
Cash from mutual holding company reorganization	100	-
Net Cash Used in Financing Activities	(26,240)	(16,285)

Net (Decrease) Increase in Cash and Cash Equivalents	(44,293)	25,129
Cash and Cash Equivalents - Beginning	131,910	33,496
Cash and Cash Equivalents – Ending	$87,617	$58,625
Supplementary Cash Flows Information
Interest paid	$3,785	$4,391
Income taxes paid	$10	$-
Non-cash transfer of loans to other real estate owned	$754	$749
Non-cash transfer of loans to investment securities available for sale	$-	$10,671
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$-	$746
Subscription funds transferred to equity	$34,633	$-

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

The Company and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, and the Bank and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware company, provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of March 31, 2013 and September 30, 2012, SAMG’s total assets were $42,000.  There was no income reported for SAMG for the three and six months ended March 31, 2013 and 2012.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial date are recognized in the unaudited consolidated financial statements as of March 31, 2013.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at March 31, 2013 and for the three and six months ended March 31, 2013 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. The consolidated financial statements at September 30, 2012 and for the three and six months ended March 31, 2012 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  The results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013, or any other period.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At March 31, 2013 and September 30, 2012, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated balance sheet (see “Loan Servicing” for more detail).  There were no loans classified as held for sale as of March 31, 2013 or September 30, 2012.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class that are not considered impaired.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, as adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	The nature and volume of the loan portfolio and terms of loans.
4.	The experience, ability, and depth of lending management and staff.
5.	The volume and severity of past due, classified and nonaccrual loans as well as loan modifications.
6.	The quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	Value of underlying collateral.

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

Construction and Development Loans. During fiscal 2010, the Company generally ceased originating any new construction and development loans except for construction/permanent residential mortgage loans. Previously, we originated construction loans for residential and, to a lesser extent, commercial uses within our market area. We generally limited construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank. Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of March 31, 2013 and September 30, 2012, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) 2013-02, “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s consolidated financial statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of March 31, 2013 and for the three and six months ended March 31, 2013 and 2012, the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.  The calculation for the three and six months ended March 31, 2012 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on October 11, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)

Net (Loss) Income	$(845)	$219	$(174)	$1,470

Average common shares outstanding	6,558,473	6,102,500	6,530,914	6,102,500
Exchange rate from offering	-	1.0748	-	1.0748
Adjusted weighted average shares outstanding	6,558,473	6,558,967	6,530,914	6,558,967
Average unearned ESOP shares	(195,752)	(205,777)	(196,491)	(207,585)
Weighted average shares outstanding – basic	6,362,721	6,353,190	6,334,423	6,351,382

(Loss) Earnings per share – basic	$(0.13)	$0.03	$(0.03)	$0.23

Note 4 – Employee Stock Ownership Plan

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Mid-Tier Holding Company’s common stock (which have since been converted to shares of the Company’s common stock at the 1.0748 exchange ratio) for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three and six months ended March 31, 2013, there were 3,600 and 7,171 shares committed to be released, respectively.  During the three and six months ended March 31, 2012, there were 3,351 and 6,702 shares committed to be released, respectively.  At March 31, 2013, there were 193,965 unallocated shares and 65,253 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.4 million.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At March 31, 2013 and September 30, 2012, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.

Investment securities available for sale at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$22,315	$61	$(18)	$22,358
State and municipal obligations	12,402	144	(43)	12,503
Single issuer trust preferred security	1,000	-	(170)	830
Corporate debt securities	2,006	41	-	2,047
	37,723	246	(231)	37,738

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,095	63	-	1,158
Fixed-rate	13,490	13	(53)	13,450
FHLMC:
Adjustable-rate	225	11	-	236
Fixed-rate	8,271	-	(50)	8,221
GNMA, fixed-rate	1	-	-	1
CMO, fixed-rate	42,283	487	(38)	42,732
	65,365	574	(141)	65,798

	$103,088	$820	$(372)	$103,536

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$23,674	$247	$-	$23,921
FHLB notes	695	1	-	696
State and municipal obligations	9,217	186	(16)	9,387
Single issuer trust preferred security	1,000	-	(236)	764
Corporate debt securities	2,006	51	-	2,057
	36,592	485	(252)	36,825

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,144	71	-	1,215
Fixed-rate	647	63	-	710
FHLMC, adjustable-rate	248	13	-	261
GNMA, fixed-rate	1	-	-	1
CMO, fixed-rate	40,904	600	(8)	41,496
	42,944	747	(8)	43,683

	$79,536	$1,232	$(260)	$80,508

During the first six months of fiscal 2013, proceeds from sales of securities available for sale were $14.0 million. Gross gains of $229,000 and gross losses of $19,000 were realized on these sales. Proceeds from sales of securities available for sale during the first six months of fiscal 2012 were $19.0 million. Gross gains of $459,000 were realized on these sales.

During the quarter ended March 31, 2012, the Bank sold two fixed rate FNMA mortgage-backed securities from the held to maturity (“HTM”) investment portfolio with an approximate book value of $2.8 million and a gross gain of $164,000. As per ASC Topic 320-10-25, the securities sold in March 2012 did not meet any of the exceptions allowable under such topic.  As a result, the Company transferred the remaining outstanding balance of the HTM portfolio to the available-for-sale portfolio as of September 30, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at March 31, 2013 and September 30, 2012 that were in an unrealized loss position.

	March 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Investment Securities Available for Sale:
U.S. government obligations and agencies	$5,978	$(18)	$-	$-	$5,978	$(18)
State and municipal obligations	4,340	(43)	-	-	4,340	(43)
Single issuer trust preferred security	-	-	830	(170)	830	(170)
Mortgage-backed securities:
FNMA, fixed-rate	13,281	(53)	-	-	13,281	(53)
FHLMC, fixed-rate	8,221	(50)	-	-	8,221	(50)
CMO, fixed rate	8,911	(38)	-	-	8,911	(38)

	$40,731	$(202)	$830	$(170)	$41,561	$(372)

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Investment Securities Available for Sale:
State and municipal obligations	$-	$-	$18	$(16)	$18	$(16)
Single issuer trust preferred security	-	-	764	(236)	764	(236)
Mortgage-backed securities:
CMO, fixed-rate	2,527	(8)	-	-	2,527	(8)
	$2,527	$(8)	$782	$(252)	$3,309	$(260)

As of March 31, 2013, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2013, the Company held six U.S. government agency securities, twelve tax-free municipal bonds, twenty mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2013 represents other-than-temporary impairment.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

During the six months ended March 31, 2013, the gross unrealized loss of the single issuer trust preferred security improved by $66,000 from an unrealized loss at September 30, 2012 of $236,000 to an unrealized loss of $170,000 as of March 31, 2013.  The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically as of March 2013, but overall trends have stabilized within the market.  On a quarterly basis, management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At March 31, 2013 and September 30, 2012 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2013 follows:

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$15,095	$14,961
Over 1 year through 5 years	5,320	5,416
After 5 years through 10 years	17,308	17,361
Over 10 years	-	-
	37,723	37,738
Mortgage-backed securities	65,365	65,798
	$103,088	$103,536

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	March 31, 2013	September 30, 2012
	(In thousands)

Residential mortgage	$239,794	$231,803
Construction and Development:
Residential and commercial	16,069	20,500
Land	2,990	632
Total Construction and Development	19,059	21,132
Commercial:
Commercial real estate	100,736	112,199
Multi-family	2,161	2,087
Other	6,685	7,517
Total Commercial	109,582	121,803
Consumer:
Home equity lines of credit	20,802	20,959
Second mortgages	60,080	65,703
Other	833	762
Total Consumer	81,715	87,424

Total loans	450,150	462,162

Deferred loan costs, net	2,294	2,420
Allowance for loan losses	(6,302)	(7,581)

Total loans receivable, net	$446,142	$457,001

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2013 and September 30, 2012.  Activity in the allowance is presented for the three and six months ended March 31, 2013 and 2012 and the year ended September 30, 2012, respectively.

	Three Months Ended March 31, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,485	$1,202	$8	$2,989	$102	$85	$169	$1,485	$12	$34	$7,571
Charge-offs	(252)	(1,485)	-	(400)	-	-	-	(328)	(1)	-	(2,466)
Recoveries	12	-	-	1	-	-	2	136	1	-	152
Provision	186	1,006	1	(186)	9	(6)	(35)	68	(5)	7	1,045
Ending balance	$1,431	$723	$9	$2,404	$111	$79	$136	$1,361	$7	$41	$6,302

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Six Months Ended March 31, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(296)	(1,535)	-	(555)	-	-	-	(512)	(5)	-	(2,903)
Recoveries	12	-	-	1	-	21	2	142	1	-	179
Provision	228	1,534	(2)	(535)	101	(168)	(26)	342	(5)	(24)	1,445
Ending balance	$1,431	$723	$9	$2,404	$111	$79	$136	$1,361	$7	$41	$6,302
Ending balance: individually evaluated for impairment	$-	$79	$-	$-	$-	$-	$-	$-	$-	$-	$79
Ending balance: collectively evaluated for impairment	$1,431	$644	$9	$2,404	$111	$79	$136	$1,361	$7	$41	$6,223

Loans receivable:
Ending balance	$239,794	$16,069	$2,990	$100,736	$2,161	$6,685	$20,802	$60,080	$833		$450,150
Ending balance: individually evaluated for impairment	$4,004	$9,496	$-	$4,894	$-	$175	$22	$654	$-		$19,245
Ending balance: collectively evaluated for impairment	$235,790	$6,573	$2,990	$95,842	$2,161	$6,510	$20,780	$59,426	$833		$430,905

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,339	$823	$11	$4,619	$5	$260	$170	$1,661	$18	$109	$9,015
Charge-offs	(500)	-	-	(361)	-	-	(15)	(409)	(6)	-	(1,291)
Recoveries	-	-	-	-	-	1	-	25	1	-	27
Provision	471	(4)	-	(449)	32	(43)	22	292	4	-	325
Ending Balance	$1,310	$819	$11	$3,809	$37	$218	$177	$1,569	$17	$109	$8,076

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Six Months Ended March 31, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(975)	(412)	-	(855)	-	(88)	(51)	(865)	(22)	-	(3,268)
Recoveries	-	1,139	-	-	-	2	-	75	2	-	1,218
Provision	827	(1,535)	(38)	488	(12)	(13)	8	205	21	74	25

Ending Balance	$1,310	$819	$11	$3,809	$37	$218	$177	$1,569	$17	$109	$8,076

Ending balance: individually evaluated for impairment	$1	$29	$-	$443	$-	$-	$-	$-	$-	$-	$473
Ending balance: collectively evaluated for impairment	$1,309	$790	$11	$3,366	$37	$218	$177	$1,569	$17	$109	$7,603

Loans receivable:

Ending balance	$220,211	$21,846	$632	$122,096	$5,370	$8,735	$20,667	$72,188	$821		$472,566
Ending balance: individually evaluated for impairment	$3,346	$3,211	$-	$6,072	$-	$176	$22	$669	$-		$13,496
Ending balance: collectively evaluated for impairment	$216,865	$18,635	$632	$116,024	$5,370	$8,559	$20,645	$71,519	$821		$459,070

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(1,367)	(826)	-	(951)	(113)	(88)	(72)	(1,184)	(22)	-	(4,623)
Recoveries	-	1,139	-	5	-	2	2	141	4	-	1,293
Provision	1,396	(1,216)	(38)	263	74	(5)	10	278	18	30	810

Ending Balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581

Ending balance: individually evaluated for impairment	$-	$-	$-	$351	$-	$-	$-	$-	$-	$-	$351
Ending balance: collectively evaluated for impairment	$1,487	$724	$11	$3,142	$10	$226	$160	$1,389	$16	$65	$7,230

Loans receivable:

Ending balance	$231,803	$20,500	$632	$112,199	$2,087	$7,517	$20,959	$65,703	$762		$462,162
Ending balance: individually evaluated for impairment	$3,971	$3,788	$-	$4,837	$-	$175	$23	$447	$-		$13,241
Ending balance: collectively evaluated for impairment	$227,832	$16,712	$632	$107,362	$2,087	$7,342	$20,936	$65,256	$762		$448,921

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2013 and September 30, 2012.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
March 31, 2013:
Residential mortgage	$-	$-	$4,004	$4,004	$4,888
Construction and Development:
Residential and commercial	720	79	8,776	9,496	11,907
Commercial:
Commercial real estate	-	-	4,894	4,894	5,756
Other	-	-	175	175	175
Consumer:
Home equity lines of credit	-	-	22	22	37
Second mortgages	-	-	654	654	851
Total impaired loans	$720	$79	$18,525	$19,245	$23,614

September 30, 2012:
Residential mortgage	$-	$-	$3,971	$3,971	$5,344
Construction and Development:
Residential and commercial	-	-	3,788	3,788	5,615
Commercial:
Commercial real estate	2,306	351	2,531	4,837	5,300
Other	-	-	175	175	175
Consumer:
Home equity lines of credit	-	-	23	23	37
Second mortgages	-	-	447	447	743
Total impaired loans	$2,306	$351	$10,935	$13,241	$17,214

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013			Six Months Ended March 31, 2013
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)

Residential mortgage	$4,214	$16	$26	$4,188	$29	$47
Construction and Development:
Residential and commercial	3,840	-	100	3,697	-	297
Commercial:
Commercial real estate	4,852	54	78	4,865	118	167
Other	176	2	2	176	4	4
Consumer:
Home equity lines of credit	22	-	1	22	1	2
Second mortgages	678	-	1	601	1	3
Total	$13,782	$72	$208	$13,549	$153	$520

	Three Months Ended March 31, 2012			Six Months Ended March 31, 2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)

Residential mortgage	$1,948	$11	$17	$1,756	$24	$44
Construction and Development:
Residential and commercial	2,266	-	220	3,297	-	220
Commercial:
Commercial real estate	6,855	77	96	6,914	150	179
Other	175	2	2	184	3	3
Consumer:
Home equity lines of credit	17	-	-	29	-	-
Second mortgages	574	1	2	572	2	4
Second mortgages	-	-	-	3	-	-
Total	$11,835	$91	$337	$12,755	$179	$450

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2013 and September 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

March 31, 2013:
Residential mortgage	$234,776	$147	$4,871	$-	$239,794
Construction and Development:
Residential and commercial	3,925	660	11,405	79	16,069
Land	2,653	337	-	-	2,990
Commercial:
Commercial real estate	78,973	4,474	17,289	-	100,736
Multi-family	2,161	-	-	-	2,161
Other	5,106	1,216	363	-	6,685
Consumer:
Home equity lines of credit	20,780	-	22	-	20,802
Second mortgages	58,933	-	1,147	-	60,080
Other	808	23	2	-	833
Total	$408,115	$6,857	$35,099	$79	$450,150

September 30, 2012:
Residential mortgage	$227,651	$149	$4,003	$-	$231,803
Construction and Development:
Residential and commercial	6,920	1,497	12,083	-	20,500
Land	-	632	-	-	632
Commercial:
Commercial real estate	89,646	4,441	17,761	351	112,199
Multi-family	2,087	-	-	-	2,087
Other	5,849	900	768	-	7,517
Consumer:
Home equity lines of credit	20,936	-	23	-	20,959
Second mortgages	64,672	38	993	-	65,703
Other	761	-	1	-	762
Total	$418,522	$7,657	$35,632	$351	$462,162

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	March 31, 2013	September 30, 2012
	(In thousands)
Non-accrual loans:
Residential mortgage	$3,585	$3,540
Construction and Development:
Residential and commercial	9,496	3,788
Commercial:
Commercial real estate	3,200	1,458
Other	182	201
Consumer:
Home equity lines of credit	22	23
Second mortgages	767	739
Total non-accrual loans	$17,252	$9,749

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months.  Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $196,000 and $203,000 for the three months ended March 31, 2013 and 2012, respectively, and was $348,000 and $312,000 for the six months ended March 31, 2013 and 2012, respectively.  There were no loans past due 90 days or more and still accruing interest at March 31, 2013 or September 30, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2013 and September 30, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
March 31, 2013:
Residential mortgage	$234,943	$363	$903	$3,585	$4,851	$239,794
Construction and Development:
Residential and commercial	6,573	-	-	9,496	9,496	16,069
Land	2,990	-	-	-	-	2,990
Commercial:
Commercial real estate	94,905	2,496	135	3,200	5,831	100,736
Multi-family	2,161	-	-	-	-	2,161
Other	6,503	-	-	182	182	6,685
Consumer:
Home equity lines of credit	20,577	203	-	22	225	20,802
Second mortgages	58,550	593	170	767	1,530	60,080
Other	832	1	-	-	1	833
Total	$428,034	$3,656	$1,208	$17,252	$22,116	$450,150

September 30, 2012:
Residential mortgage	$226,861	$1,020	$382	$3,540	$4,942	$231,803
Construction and Development:
Residential and commercial	16,712	-	-	3,788	3,788	20,500
Land	632	-	-	-	-	632
Commercial:
Commercial real estate	108,963	-	1,778	1,458	3,236	112,199
Multi-family	2,087	-	-	-	-	2,087
Other	7,316	-	-	201	201	7,517
Consumer:
Home equity lines of credit	20,716	-	220	23	243	20,959
Second mortgages	63,824	854	286	739	1,879	65,703
Other	758	-	4	-	4	762
Total	$447,869	$1,874	$2,670	$9,749	$14,293	$462,162

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

The Company had 19 loans classified as TDRs with an outstanding balance of $16.4 million and $9.6 million at March 31, 2013 and September 30, 2012, respectively. Of the total TDR loans, eight loans deemed TDRs with an aggregate balance of $3.5 million at March 31, 2013 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms through March 31, 2013, and, accordingly, were deemed to be performing loans at March 31, 2013 and we continued to accrue interest on such loans through such date. At March 31, 2013, seven TDRs with an aggregate balance of $10.0 million were deemed non-accruing TDRs. The $10.0 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at March 31, 2013, were comprised of four construction and development loans to one borrower with an aggregate balance of $7.3 million, two construction and development loans to one borrower with an aggregate balance of $1.3 million and one commercial real estate loan with a balance of $1.4 million at March 31, 2013.  Four loans deemed TDRs with an aggregate balance of $2.9 million at March 31, 2013 were not classified as impaired and were performing under their restructured terms and, accordingly, were deemed to be performing loans at March 31, 2013 and we continued to accrue interest on such loans through such date.  At September 30, 2012, 13 loans deemed TDRs with an aggregate balance of $8.2 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2012. During fiscal 2012 we charged-off $37,000 with respect to one home equity line of credit loan which was deemed a TDR. At September 30, 2012, two TDRs with an aggregate balance of $1.4 million were deemed non-accruing TDRs. The $1.4 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at September 30, 2012, were comprised of two construction and development loans.  All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents our TDR loans as of March 31, 2013 and September 30, 2012.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms YTD
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)

At March 31, 2013:
Residential mortgage	4	$547	-	$-
Construction & Development:
Residential and commercial	6	8,649	6	8,649
Land Loan	2	1,142	-	-
Commercial:
Commercial real estate	6	5,896	1	1,367
Other	1	175	-	-
Total	19	$16,409	7	$10,016

At September 30, 2012:
Residential mortgage	4	$864	-	$-
Construction & Development:
Residential and commercial	2	1,426	2	1,426
Land Loan	2	1,148	-	-
Commercial:
Commercial real estate	6	6,000	-	-
Other	1	175	-	-
Total	15	$9,613	2	$1,426

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	March 31, 2013		September 30, 2012
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)

Residential mortgage	$547	$-	$864	$-
Construction and Development:
Residential and commercial	-	8,649	-	1,426
Land loan	1,142	-	1,148	-
Commercial:
Commercial real estate	4,529	1,367	6,000	-
Other	175	-	175	-
Total	$6,393	$10,016	$8,187	$1,426

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the activity in loans which were first deemed to be TDRs during the three months and six months ended March 31, 2013 and 2012. No loans were first deemed TDRs during the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	2013			2012
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	4	$8,434	$7,375	-	$-	$-
Total troubled debt restructurings	4	$8,434	$7,375	-	$-	$-

	For the Six Months Ended March 31,
	2013			2012
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	4	$8,434	$7,375	2	$1,810	$1,594
Total troubled debt restructurings	4	$8,434	$7,375	2	$1,810	$1,594

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

Management believes, as of March 31, 2013, that the Bank met all capital adequacy requirements to which it was subject.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual			For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2013:
Tangible Capital (to tangible assets)	$78,419	11.72%	$	≥10,040	1.50%	N/A
Core Capital (to adjusted tangible assets)	78,419	11.72		≥26,773	4.00	$ ≥33,466	5.00%
Tier 1 Capital (to risk-weighted assets)	78,419	19.61		≥15,998	4.00	≥23,996	6.00
Total risk-based Capital (to risk-weighted assets)	83,434	20.87		≥31,995	8.00	≥39,994	10.00

As of September 30, 2012:
Tangible Capital (to tangible assets)	$54,436	7.70%	$	≥10,601	1.50%	N/A
Core Capital (to adjusted tangible assets)	54,436	7.70		≥28,269	4.00	$ ≥35,336	5.00%
Tier 1 Capital (to risk-weighted assets)	54,436	12.96		≥16,801	4.00	≥25,202	6.00
Total risk-based Capital (to risk-weighted assets)	59,715	14.22		≥33,602	8.00	≥42,003	10.00

During the six months ended March 31, 2013, the Company contributed $25.0 million in additional capital to the Bank upon the successful completion of the “second-step” conversion and offering on October 11, 2012.

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

The Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1—	Valuation is based upon quoted prices for identical instruments traded in active markets.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$22,358	$-	$22,358	$-
State and municipal obligations	12,503	-	12,503	-
Single issuer trust preferred security	830	-	830	-
Corporate debt securities	2,047	-	2,047	-
Total investment securities available for sale	37,738	-	37,738	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,158	-	1,158	-
Fixed-rate	13,450	-	13,450	-
FHLMC:
Adjustable-rate	236		236
Fixed-rate	8,221	-	8,221	-
GNMA, adjustable-rate	1	-	1	-
CMO, fixed-rate	42,732	-	42,732	-
Total mortgage-backed securities available for sale	65,798	-	65,798	-

Total	$103,536	$-	$103,536	$-

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$23,921	$-	$23,921	$-
FHLB notes	696	-	696	-
State and municipal obligations	9,387	-	9,387	-
Single issuer trust preferred security	764	-	764	-
Corporate debt securities	2,057	-	2,057	-
Total investment securities available for sale	$36,825	-	$36,825	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,215	-	1,215	-
Fixed-rate	710	-	710	-
FHLMC, adjustable-rate	261	-	261	-
GNMA, adjustable-rate	1	-	1	-
CMO, fixed-rate	41,496	-	41,496	-
Total mortgage-backed securities available for sale	43,683	-	43,683	-

Total	$80,508	$-	$80,508	$-

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen.  There were no changes at March 31, 2013 or September 30, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2013 and September 30, 2012:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Other real estate owned	$3,238	$-	$-	$3,238
Impaired loans	7,082	-	-	7,082
Total	$10,320	$-	$-	$10,320

	March 31, 2013
	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$3,238	Appraisal of collateral(1)	Collateral discounts(2)	6-63%
Impaired loans	7,082	Appraisal of collateral(1)	Collateral discounts(2)	5-15%
Total	$10,320

(1) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Other real estate owned	$2,991	$-	$-	$2,991
Impaired loans	5,925	-	-	5,925
Total	$8,916	$-	$-	$8,916

	September 30, 2012
	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$2,991	Appraisal of collateral(1)	Collateral discounts(2)	20-63%
Impaired loans	5,925	Appraisal of collateral(1)	Collateral discounts(2)	0-16%
Total	$8,916

(1) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following table shows quantitative information regarding significant techniques and inputs used at March 31, 2013 for assets measured using observable inputs (Level 2):

	Fair Value at March 31, 2013	Valuation Technique	Observable Input	Method or Value as of March 31, 2013
	(In thousands)
Servicing rights	$127	Discounted cash flow	Discount rate	11.20%	Rate used through modeling period

			Loan prepayment speeds	24.57%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.67%	Monthly servicing cost per account

				25.00%	Additional monthly servicing cost per loan on loans more than 30 days delinquent

				0.00%	Of loans more than 30 days delinquent

The following table shows quantitative information regarding significant techniques and inputs used at September 30, 2012 for assets measured using observable inputs (Level 2):

	Fair Value at September 30, 2012	Valuation Technique	Observable Input	Method or Value as of September 30, 2012
	(In thousands)
Servicing rights	$107	Discounted cash flow	Discount rate	11.00%	Rate used through modeling period

			Loan prepayment speeds	28.04%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				25.00%	Additional monthly servicing cost per loan on loans more than 30 days delinquent

				0.00%	Of loans more than 30 days delinquent

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and September 30, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2013 and September 30, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of March 31, 2013 or September 30, 2012.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2013 and September 30, 2012 are presented below:

	March 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$87,617	$87,617	$87,617	$-	$-
Investment securities available for sale	103,536	103,536	-	103,536	-
Loans receivable, net	446,142	455,628	-	-	455,628
Accrued interest receivable	1,373	1,373	-	1,373	-
Restricted stock	3,711	3,711	-	3,711	-
Mortgage servicing rights	127	127	-	127	-

Financial liabilities:
Savings accounts	44,656	44,656	-	44,656	-
Checking and NOW accounts	120,253	120,253	-	120,253	-
Money market accounts	69,054	69,054	-	69,054	-
Certificates of deposit	300,134	306,935	-	306,935	-
FHLB advances	48,000	53,719	-	53,719	-
Accrued interest payable	264	264	-	264	-

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$131,910	$131,910	$131,910	$-	$-
Investment securities available for sale	80,508	80,508	-	80,508	-
Loans receivable, net	457,001	479,613	-	-	479,613
Accrued interest receivable	1,521	1,521	-	1,521	-
Restricted stock	4,147	4,147	-	4,147	-
Mortgage servicing rights	107	107	-	107	-

Financial liabilities:
Savings accounts	41,712	41,712	-	41,712	-
Checking and NOW accounts	110,178	110,178	-	110,178	-
Money market accounts	70,955	70,955	-	70,955	-
Certificates of deposit	318,143	326,974	-	326,974	-
FHLB advances	48,085	56,102	-	56,102	-
Accrued interest payable	266	266	-	266	-

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Six Months Ended March 31,
	2013	2012
	(In thousands)

At federal statutory rate	$(262)	$700
Adjustments resulting from:
Tax-exempt interest	(37)	(3)
Low-income housing credit	-	(22)
Earnings on bank-owned life insurance	(296)	(91)
Other	(2)	4
	$(597)	$588
Effective tax rate	77.43%	28.57%

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Income Taxes (Continued)

Deferred income taxes at March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013	September 30, 2012
	(In thousands)
Deferred Tax Assets:
Allowance for loan losses	$3,726	$3,362
Nonaccrual interest	351	374
Write-down of real estate owned	444	222
Alternative minimum tax (AMT) credit carryover	71	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	409	384
Charitable contributions	201	198
Depreciation	36	33
State net operating loss	868	800
Federal net operating loss	2,164	2,166
Other	88	74
Total Deferred Tax Assets	8,695	8,014
Valuation allowance for state net operating loss	(868)	(800)
Valuation allowance for charitable contributions	(201)	(74)
Total Deferred Tax Assets, Net of Valuation Allowance	$7,626	$7,140

Deferred Tax Liabilities:
Unrealized gain on investments available for sale	(151)	(329)
Mortgage servicing rights	(46)	(36)
Total Deferred Tax Liabilities	(197)	(365)

Deferred Tax Assets, Net	$7,429	$6,775

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; (7) changes which affect our ability to realize our deferred tax assets; or (8) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Bancorp, Inc. will be engaged. Malvern Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General

On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp-New”) completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Bancorp-New, a Pennsylvania company, became the holding company for Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and owner of all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp-New, were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”) held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the Malvern Bancorp-New in the conversion and reorganization. As a result of the stock offering and reorganization, the Company had $56.7 million of subscriptions, which were held in a deposit escrow account at the Bank at September 30, 2012. Upon completion of the stock offering and the exchange on October 11, 2012, 6,558,473 shares of Malvern Bancorp-New common stock were issued and outstanding.  Per share amounts for the three and six months ended March 31, 2012 have been adjusted to reflect the second-step conversion.  See Note 3 of the Notes to Consolidated Financial Statements.

In October 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (the “OTS”) (the regulatory oversight functions and authority of the OTS related to the Bank were subsequently transferred to the Office of the Comptroller of the Currency (the “OCC”). Among other things, the Supervisory Agreement prohibited, with certain limited exceptions, the Bank from making any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OCC. In addition, as a result of the Supervisory Agreement, the Bank was required to limit its asset growth in any quarter to an amount which did not exceed the amount of net interest credited on deposit liabilities during the quarter, unless otherwise permitted by the OCC. The OCC recently notified the Bank that, upon its review of the Bank’s request, the Bank is no longer subject to the restrictions on commercial lending and asset growth. As a result, we expect to resume in the near future, subject to our enhanced policies and procedures and underwriting standards, originations of new commercial loans, which will consist primarily of commercial real estate loans, on a relatively modest basis consistent with our business plan. In addition, we expect to reverse the shrinkage of our asset base in recent periods and to resume a relatively modest growth trajectory of our interest-earning assets in the near future.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at March 31, 2013 was appropriate under U.S. GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data are based primarily upon the Company’s or other third-party’s estimates, and therefore, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2013, the Company had $10.3 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $7.4 million at March 31, 2013.  Other than an $868,000 allowance with respect to state net operating losses and $201,000 allowance with respect to charitable contributions, we have not established a valuation allowance against our net deferred tax asset as we believe it is more likely than not that the remaining amount of the asset will be realized.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and viable tax planning strategies we could employ so that the asset would not go unused.  Our deferred tax asset may be reduced in the future by an additional valuation allowance due to changes in our estimates of future income or if our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings for the amount included therein.

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Our total assets decreased $27.6 million or 3.9% to $684.2 million at March 31, 2013 compared to $711.8 million at September 30, 2012. The decrease was primarily due to a $44.3 million or 33.6% decrease in cash and cash equivalents and a $10.9 million or 2.4% reduction in net loans receivable. The decrease was partially offset by a $23.0 million or 28.6% increase in investment securities. There was a $5.7 million increase in bank owned life insurance, due to our purchase of an additional $6.0 million of coverage, which was partially offset by $1.1 million in death benefit proceeds received during the six months ended March 31, 2013. The decrease in cash and cash equivalents at March 31, 2013 compared to September 30, 2012 was due to $20.8 million refund of excess stock subscriptions received in our second-step conversion and stock offering.

Our total liabilities decreased $61.9 million or 9.5% to $587.2 million at March 31, 2013 compared to $649.2 million at September 30, 2012. The decrease was primarily due to a $56.7 million decrease in stock subscription escrow, reflecting the closing of our second-step conversion on October 11, 2012, and a $6.9 million decrease in total deposits. Our total deposits were $534.1 million at March 31, 2013 compared to $541.0 million at September 30, 2012.

Shareholders’ equity increased by $34.3 million to $96.9 million at March 31, 2013 compared to $62.6 million at September 30, 2012.  The increase was primarily due to the $34.7 million in net proceeds received from the stock offering undertaken as part of the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure, which was completed on October 11, 2012. Retained earnings decreased by $174,000 to $38.4 million at March 31, 2013 primarily as a result of the $174,000 net loss during the first six months of fiscal 2013.  Our ratio of equity to assets was 14.17% at March 31, 2013.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	March 31, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Loans 31-89 days delinquent:
Residential mortgage	$1,266	$1,260	$1,402
Construction and Development:
Residential and commercial	-	8,433	-
Commercial:
Commercial real estate	2,631	-	1,778
Consumer:
Home equity lines of credit	203	300	220
Second mortgages	763	985	1,140
Other	1	6	4
Total	$4,864	$10,984	$4,544

During the first six months of fiscal 2013, our loans more than 30 days but less than 90 days delinquent decreased by $6.1 million to $4.9 million at March 31, 2013 compared to $11.0 million at December 31, 2012.  The primary reason for this decrease was due to four construction and development loans to one borrower, with an outstanding balance of $8.4 million at December 31, 2012, becoming more than 90 days past due and placed on non-accrual during the quarter ended March 31, 2013. These four loans are for site development for a 190 unit residential townhouse community in Downingtown, Pennsylvania, and for the demolition and redevelopment for mixed use commercial and residential purposes of six duplex multi-family homes and nine parcels of vacant land on approximately seven acres in Downingtown, Pennsylvania.

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

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	March 31, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Classified assets:
Substandard(1)	$39,438	$38,883	$40,226
Doubtful	79	335	351
Loss	-	-	-
Total classified assets	39,517	39,218	40,577
Special mention assets	6,857	7,556	7,657
Total classified and special mention assets	$46,374	$46,774	$48,234

(1) Includes other real estate owned of $4.3 million, $3.8 million and $4.6 million, at March 31, 2013, December 31, 2012 and September 30, 2012, respectively.

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

	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$3,585	$4,021	$3,540
Construction or development:
Residential and commercial(1)	9,496	2,707	3,788
Commercial:
Commercial real estate(2)	3,200	3,108	1,458
Other	182	201	201
Consumer:
Home equity lines of credit	22	22	23
Second mortgages	767	1,128	739
Total non-accruing loans	17,252	11,187	9,749
Other real estate owned and other foreclosed assets:
Residential mortgage	1,238	841	1,262
Commercial:
Commercial real estate	2,280	2,126	2,405
Multi-family	405	405	486
Consumer:
Second mortgages	416	416	441
Total	4,339	3,788	4,594
Total non-performing assets	21,591	14,975	14,343
Performing troubled debt restructurings:
Residential mortgage	547	857	864
Construction or development:
Land	1,142	1,145	1,148
Commercial:
Commercial real estate	4,529	4,591	6,000
Other	175	175	175
Total	6,393	6,768	8,187
Total non-performing assets and performing troubled debt restructurings	$27,984	$21,743	$22,530
Ratios:
Total non-accrual loans as a percent of gross loans	3.83%	2.48%	2.11%
Total non-performing assets as a percent of total assets	3.16%	2.18%	2.01%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	4.09%	3.16%	3.17%

(1) Includes six loans classified as TDRs in the aggregate amount of $8.6 million at March 31, 2013 and two loans classified as TDRs in the aggregate amount of $1.3 million at December 31, 2012, and $1.4  million at September 30, 2012.

(2) At March 31, 2013 and December 31, 2012, includes one loan classified as a TDR in the amount of $1.4 million.

At March 31, 2013, our total non-performing assets amounted to $21.6 million, an increase of $7.2 million compared to total non-performing assets at September 30, 2012. At March 31, 2013, the Company’s total non-accruing loans amounted to $17.3 million, or 3.83% of total loans, compared to $11.2 million of non-accruing loans, or 2.48% of total loans at December 31, 2012 and $9.7 million of non-accruing loans, or 2.11% of total loans at September 30, 2012. Based on its review and as a result of discussions with staff of the OCC pursuant to an ongoing OCC examination, the Company determined to place four construction and development loans to one borrower, with an outstanding balance of $8.4 million as of December 31, 2012, on non-accrual and impaired status as of March 31, 2013. As a result, the Company recorded a charge-off to the allowance for loan losses in the amount of $959,000 with respect to this loan relationship during the quarter ended March 31, 2013 to reflect the fair value of the collateral for the loans. The remaining $7.4 million aggregate carrying value of these loans was deemed to be impaired and on non-accrual status as of March 31, 2013. This is the primary reason for the $6.1 million increase in non-accruing loans at March 31, 2013 compared to December 31, 2012. These four loans are for site development for a 190 unit residential townhouse community in Downingtown, Pennsylvania, and for the demolition and redevelopment for mixed use commercial and residential purposes of six duplex multi-family homes and nine parcels of vacant land on approximately seven acres in Downingtown, Pennsylvania.

For the six months ended March 31, 2013 and 2012, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $348,000 and $312,000, respectively.  The amount that was included in interest income on such loans was $214,000 for the six months ended March 31, 2013.

Our non-performing assets include REO in addition to non-performing loans.  At March 31, 2013, our total REO amounted to $4.3 million, a decrease of $255,000 compared to total REO at September 30, 2012. The $255,000 decrease in REO at March 31, 2013 compared to September 30, 2012, was due to $754,000 in additions in REO, offset by $454,000 of REO sales, at a net gain of $97,000, and $652,000 in reductions to REO fair values which are reflected in other REO expense during the first six months of fiscal 2013.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty.  Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured.  At March 31, 2013, our total performing troubled debt restructurings amounted to $6.4 million compared to $8.2 million of performing troubled debt restructurings at September 30, 2012. The reduction in troubled debt restructurings at March 31, 2013 compared to September 30, 2012 was due primarily to the transfer of a $1.4 million TDR to non-accrual status during the first six months of fiscal 2013, as well as a $303,000 partial charge-off as a result of a reduction in the valuation of a property securing five loans related to one borrower.  Subsequent to March 31, 2013, the Company received a $2.9 million payoff on four performing TDRs which consisted of $1.1 million in land loans and $1.8 million in commercial real estate loans.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2013 and 2012

General.  Our net loss was $845,000 for the three months ended March 31, 2013 compared to net income of $219,000 for the three months ended March 31, 2012.  On a per share basis, the net loss was $0.13 per share for the quarter ended March 31, 2013, compared to net income of $0.03 per share (as adjusted) for the quarter ended March 31, 2012.  The primary reason for the $1.1 million difference in the second quarter of fiscal 2013 compared to the second quarter in fiscal 2012 was a $732,000 decrease in net interest income and a $720,000 increase in the provision to the allowance for loan losses. Our net interest rate spread of 2.11% and net interest margin of 2.28% for the three months ended March 31, 2013 decreased when compared to a net interest rate spread of 2.67% and a net interest margin of 2.80% for the three months ended March 31, 2012.

Our net loss was $174,000 for the six months ended March 31, 2013 compared to net income of $1.5 million for the six months ended March 31, 2012.  On a per share basis, net loss was $0.03 per share for the six months ended March 31, 2013, compared to our net income of $0.23 per share (as adjusted) for the six months ended March 31, 2012.  The primary reason for the $1.6 million reduction in our net income in the first six months of fiscal 2013 compared to the comparable prior fiscal year period was a $1.3 million decrease in net interest income and a $1.4 million increase in the provision to the allowance for loan losses.  Our net interest rate spread of 2.18% and net interest margin of 2.36% for the six months ended March 31, 2013 decreased when compared to a net interest rate spread of 2.74% and a net interest margin of 2.86% for the six months ended March 31, 2012.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (1)	$446,145	$5,001	4.48%	$480,117	$6,031	5.02%
Investment securities	95,188	423	1.78	85,877	433	2.02
Deposits in other banks	91,969	36	0.16	51,264	9	0.07
FHLB stock	3,681	3	0.33	4,978	1	0.08
Total interest-earning assets	636,983	5,463	3.43	622,236	6,474	4.16
Non-interest-earning assets	45,469			35,925
Total assets	$682,452			$658,161

Interest Bearing Liabilities:
Demand and NOW accounts	$90,481	33	0.15	$91,390	71	0.31
Money market accounts	68,805	60	0.35	83,446	111	0.53
Savings accounts	43,674	5	0.05	45,422	12	0.11
Time deposits	304,574	1,319	1.73	300,722	1,495	1.99
Total deposits	507,534	1,417	1.12	520,980	1,689	1.30
FHLB borrowings	48,000	421	3.51	48,719	428	3.51
Total interest-bearing liabilities	555,534	1,838	1.32	569,699	2,117	1.49
Non-interest-bearing liabilities	28,988			26,400
Total liabilities	584,522			596,099
Shareholders’ Equity	97,930			62,062
Total liabilities and shareholders’ equity	$682,452			$658,161
Net interest-earning assets	$81,449			$52,537
Net interest income; average interest rate spread		$3,625	2.11%		$4,357	2.67%
Net interest margin			2.28%			2.80%
Average interest-earning assets to average interest-bearing liabilities	114.66%			109.22%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Six Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (1)	$450,889	$10,534	4.68%	$488,462	$12,458	5.10%
Investment securities	90,259	804	1.78	84,846	869	2.04
Deposits in other banks	99,479	67	0.14	46,696	18	0.08
FHLB stock	3,735	8	0.42	5,069	1	0.04
Total interest-earning assets	644,362	11,413	3.54	625,073	13,346	4.28
Non-interest-earning assets	13,901			36,247
Total assets	$658,263			$661,320

Interest Bearing Liabilities:
Demand and NOW accounts	$88,833	73	0.16	$90,122	149	0.34
Money market accounts	68,990	132	0.38	85,403	285	0.66
Savings accounts	42,886	12	0.06	45,132	23	0.10
Time deposits	309,715	2,717	1.76	304,564	3,085	2.02
Total deposits	510,424	2,934	1.14	525,221	3,542	1.34
FHLB borrowings	48,007	851	3.54	48,847	862	3.52
Total interest-bearing liabilities	558,431	3,785	1.36	574,068	4,404	1.54
Non-interest-bearing liabilities	23,585			25,597
Total liabilities	582,016			599,665
Shareholders’ Equity	76,247			61,655
Total liabilities and shareholders’ equity	$658,263			$661,320
Net interest-earning assets	$85,931			$51,005
Net interest income; average interest rate spread		$7,628	2.18%		$8,942	2.74%
Net interest margin			2.36%			2.86%
Average interest-earning assets to average interest-bearing liabilities	115.39%			108.88%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Interest and Dividend Income.  Our interest and dividend income decreased for the three months ended March 31, 2013 by $1.0 million, or 15.6%, over the comparable fiscal 2012 period to $5.5 million.  Interest income on loans decreased in the three months ended March 31, 2013 over the prior comparable period in fiscal 2012 by $1.0 million, or 17.1%.  The decrease in interest earned on loans in the second quarter of fiscal 2013 was due primarily to a $34.0 million, or 7.1%, decrease in the average balance of our outstanding loans as well as a 54 basis point decrease in the average yield earned on our loan portfolio in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  Interest income on investment securities decreased by $10,000, or 2.3%, in the second quarter of fiscal 2013 compared to the comparable prior fiscal year period.  The average yield on investment securities decreased 24 basis points to 1.78% for the three months ended March 31, 2013 from 2.02% for the same period in fiscal 2012.

Our interest and dividend income decreased for the six months ended March 31, 2013 by $1.9 million, or 14.5%, over the comparable fiscal 2012 period to $11.4 million.  Interest income on loans decreased in the six months ended March 31, 2013 over the prior comparable period in fiscal 2012 by a $1.9 million, or 15.4%.  The decrease in interest earned on loans in the first six months of fiscal 2013 was due primarily to a $37.6 million, or 7.7%, decrease in the average balance of our outstanding loans as well as a 42 basis point decrease in the average yield earned on our loan portfolio in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.  Interest income on investment securities decreased by $65,000, or 7.5%, in the first six months of fiscal 2013 compared to the comparable prior fiscal year period.  The average yield on investment securities decreased 26 basis points to 1.78% for the six months ended March 31, 2013 from 2.04% for the same period in fiscal 2012.

Interest Expense.  Our interest expense for the three month period ended March 31, 2013 was $1.8 million, a decrease of $279,000 from the three month period ended March 31, 2012.  The reason for the decrease in interest expense in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was an 18 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $13.4 million, or 2.6%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due primarily to a $14.6 million decrease in the average balance of money market accounts.  The average rate paid on total deposits decreased to 1.12% for the second quarter of fiscal 2013 from 1.30% for the second quarter of fiscal 2012. Our expense on borrowings amounted to $421,000 in the second quarter of fiscal 2013 compared to $428,000 in the second quarter of fiscal 2012.  The average balance of our borrowings decreased by $719,000 in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  The average rate paid on borrowed funds of 3.51% in the second quarter of fiscal 2013 remained the same as in the second quarter of fiscal 2012.

Our interest expense for the six month period ended March 31, 2013 was $3.8 million, a decrease of $619,000 from the six month period ended March 31, 2012.  The reason for the decrease in interest expense in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was a 20 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $14.8 million, or 2.8%, in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due primarily to a $16.4 million decrease in the average balance of money market accounts.  The average rate paid on total deposits decreased to 1.14% for the first six months of fiscal 2013 from 1.34% for the first six months of fiscal 2012. Our expense on borrowings amounted to $851,000 in the first six months of fiscal 2013 compared to $862,000 in the first six months of fiscal 2012.  The average balance of our borrowings decreased by $840,000 in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.  The average rate paid on borrowed funds increased slightly to 3.54% in the first six months of fiscal 2013 compared to 3.52% in the first six months of fiscal 2012.

Provision for Loan Losses.  The provision for loan losses for the three month period ended March 31, 2013 was $1.0 million, a $720,000 increase from the three month period ended March 31, 2012. The provision for loan losses for the six month period ended March 31, 2013 was $1.4 million compared to $25,000 for the six month period ended March 31, 2012. A $1.1 million recovery to the allowance for loan losses during the six months ended March 31, 2012 contributed to the $1.4 million difference in the provision for loan losses for the six-month periods ended March 31, 2013 and March 31, 2012. Our net charge-offs for the three and six months ended March 31, 2013 were $2.3 million and $2.7 million, respectively. As of March 31, 2013, the balance of the allowance for loan losses was $6.3 million, or 1.40% of gross loans and 36.53% of non-accruing loans, compared to an allowance for loan losses of $7.6 million or 1.64% of gross loans and 77.76% of non-accruing loans at September 30, 2012. The $1.3 million reduction in the allowance for loan losses at March 31, 2013 compared to September 30, 2012 primarily reflects an aggregate of $1.5 million in charge-offs in construction loans during the first six months of fiscal 2013 including the previously described $959,000 charge-off of four construction loans to one borrower during the quarter ended March 31, 2013.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Six Months End March 31,		For the Year Ended September 30,
	2013	2012	2012
	(Dollars in thousands)

Balance at beginning of period	$7,581	$10,101	$10,101
Provision for loan losses	1,445	25	810

Charge-offs:
Residential mortgage	296	975	1,367
Construction and Development
Residential and commercial	1,535	412	826
Commercial:
Commercial real estate	555	855	951
Multi-family	-	-	113
Other	-	88	88
Consumer:
Home equity lines of credit	-	51	72
Second mortgages	512	865	1,184
Other	5	22	22
Total charge-offs	2,903	3,268	4,623
Recoveries:
Residential mortgage	12	-	-
Construction and Development
Residential and commercial	-	1,139	1,139
Commercial:
Commercial real estate	1	-	5
Other	21	2	2
Consumer:
Home equity lines of credit	2	-	2
Second mortgages	142	75	141
Other	1	2	4
Total recoveries	179	1,218	1,293

Net charge-offs	2,724	2,050	3,330
Balance at end of period	$6,302	$8,076	$7,581
Ratios:
Ratio of allowance for loan losses to non-accrual loans	36.53%	68.85%	77.76%
Ratio of net charge-offs to average loans outstanding (annualized for the six-month periods ended March 31, 2013 and 2012)	1.20%	0.84%	0.70%

Other Income.  Our other, or non-interest, income decreased by $4,000 to $624,000 for the three months ended March 31, 2013 compared to $628,000 for the three months ended March 31, 2012.  The decrease in other income during the second quarter of fiscal 2013 was due to a $53,000 decline in service charges and other fees which was partially offset by a cumulative increase in the amount of $49,000 for other miscellaneous items in non-interest income.

Our other, or non-interest, income increased by $441,000, or 29.6%, to $1.9 million for the six months ended March 31, 2013 compared to $1.5 million for the six months ended March 31, 2012.  The increase in other income during the first six months of fiscal 2013 was primarily due to a one-time, tax free death benefit of approximately $596,000 received pursuant to a bank-owned life insurance (“BOLI”) policy.  In addition, we sold approximately $7.7 million in fixed-rate residential mortgage loans in the secondary market which resulted in a net gain of approximately $186,000 during the first six months of fiscal 2013.  These items were partially offset by a $413,000 decrease in gain on sale of investments in the first six months of fiscal 2013 compared to the quarter ended March 31, 2012.

Other Expenses.  Our other, or non-interest, expenses increased by $179,000, or 4.1%, to $4.6 million in the quarter ended March 31, 2013 compared to $4.4 million for the three months ended March 31, 2012. The increase in other expenses in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was due primarily to a $224,000 increase in salaries and employee benefits, a $46,000 increase in advertising and a $172,000 increase in other operating expenses.  These items were partially offset by a $230,000 decrease in other real estate owned expense in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

Our other, or non-interest, expenses increased by $536,000, or 6.4%, to $8.9 million for the six months ended March 31, 2013 compared to $8.3 million for the six months ended March 31, 2012. The increase in other expenses in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was due primarily to a $483,000 increase in salaries and employee benefits in fiscal 2013 when compared to the same period in fiscal 2012.  The increase in salaries and employee benefits expense in the six months ended March 31, 2013 primarily reflects an increase in the number of employees in our secondary market program as well as the increase in support staff in the Credit Review Department and Mortgage Loan Department. Our other operating expense increased by $143,000 in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. These increases were partially offset by a $99,000 decrease in professional fees in the six months ended March 31, 2013 compared to the six months ended March 31, 2012.

Income Tax (Benefit)/Expense.  Our income tax benefit was $543,000 for the three months ended March 31, 2013 compared to an income tax expense of $28,000 for the three months ended March 31, 2012.  The income tax benefit for the quarter ended March 31, 2013 primarily reflects the $1.6 million difference in income/loss before taxes during the quarter ended March 31, 2013.  Our effective Federal tax rate was (39.1%) and 11.3% for the three months ended March 31, 2013 and 2012, respectively.

Our income tax benefit was $597,000 for the six months ended March 31, 2013 compared to an income tax expense of $588,000 for the six months ended March 31, 2012.  The income tax benefit for the six months ended March 31, 2013 primarily reflects the $2.8 million difference in income/loss before taxes during the six months ended March 31, 2013.  Our effective Federal tax rate was (77.4%) and 28.6% for the six months ended March 31, 2013 and 2012, respectively.  The significant difference in our effective federal tax rate for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 primarily reflects our $771,000 loss before income taxes in the current fiscal year period compared to $2.1 million in income before income taxes in the comparable period in fiscal 2012 as well as the receipt of $596,000 in BOLI benefit income in the fiscal 2013 period which is not subject to federal income taxes.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2013, our cash and cash equivalents amounted to $87.6 million.  In addition, at such date our available for sale investment securities amounted to $103.5 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2013, we had certificates of deposit maturing within the next 12 months amounting to $114.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the six months ended March 31, 2013, the average balance of our outstanding FHLB advances was $48.0 million.  At March 31, 2013, we had $48.0 million in outstanding long-term FHLB advances and we had $146.2 million in potential FHLB advances available to us.

The following table summarizes our contractual cash obligations at March 31, 2013.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(In thousands)

Long-term debt obligations	$-	$-	$-	$48,000	$48,000
Certificates of deposit	114,095	117,624	46,551	21,864	300,134
Operating lease obligations	140	516	429	4,548	5,633
Total contractual obligations	$114,235	$118,140	$46,980	$74,412	$353,767

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  There has been no material change in the Company’s asset and liability management position since September 30, 2012.

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

Not applicable.

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

MALVERN BANCORP, INC.

May 20, 2013	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

May 20, 2013	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer