Form 10-Q
period 2013-06-30
MALVERN BANCORP, INC.
filed 2013-08-13
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2013
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of August 9, 2013, 6,558,473 shares of the Registrant’s common stock were issued and outstanding.

MALVERN BANCORP, INC.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2013	September 30, 2012
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$1,275	$1,413
Interest bearing deposits in depository institutions	66,108	130,497
Cash and Cash Equivalents	67,383	131,910
Investment securities available for sale, at fair value	125,451	80,508
Restricted stock, at cost	3,718	4,147
Loans receivable, net of allowance for loan losses of $6,060 and $7,581, respectively	423,943	457,001
Other real estate owned	5,134	4,594
Accrued interest receivable	1,501	1,521
Property and equipment, net	7,380	7,675
Deferred income taxes, net	8,791	6,775
Bank-owned life insurance	21,196	15,286
Other assets	1,410	2,395
Total Assets	$665,907	$711,812

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$21,895	$23,062
Deposits-interest-bearing	495,243	517,926
Total Deposits	517,138	540,988
FHLB advances	48,000	48,085
Advances from borrowers for taxes and insurance	3,571	1,006
Accrued interest payable	269	266
Stock subscription escrow	-	56,677
Other liabilities	2,380	2,154
Total Liabilities	571,358	649,176

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473 and 6,102,500, respectively	66	62
Additional paid-in capital	60,296	25,846
Retained earnings	38,563	38,596
Treasury stock—at cost, 2013, 0 shares; 2012, 50,000 shares	-	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,103)	(2,032)
Accumulated other comprehensive (loss) income	(2,273)	641
Total Shareholders’ Equity	94,549	62,636

Total Liabilities and Shareholders’ Equity	$665,907	$711,812

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)

Interest and Dividend Income
Loans, including fees	$4,931	$5,894	$15,465	$18,352
Investment securities, taxable	504	387	1,199	1,246
Investment securities, tax-exempt	57	23	166	33
Dividends, restricted stock	2	1	10	2
Interest-bearing cash accounts	34	16	101	34
Total Interest and Dividend Income	5,528	6,321	16,941	19,667

Interest Expense
Deposits	1,200	1,589	4,134	5,131
Long-term borrowings	426	427	1,277	1,289
Total Interest Expense	1,626	2,016	5,411	6,420

Net Interest Income	3,902	4,305	11,530	13,247
(Recovery) Provision for Loan Losses	(190)	335	1,255	360
Net Interest Income after (Recovery) Provision for Loan Losses	4,092	3,970	10,275	12,887
Other Income
Service charges and other fees	244	218	783	686
Rental income – other	62	59	188	192
Gain on sale of investments, net	293	40	503	663
Loss on disposal of fixed assets	(1)	-	(1)	-
Loss on sale of loans, net	(314)	-	(128)	-
Earnings on bank-owned life insurance	160	134	1,030	400
Total Other Income	444	451	2,375	1,941

Other Expense
Salaries and employee benefits	1,900	1,689	5,695	5,001
Occupancy expense	516	520	1,527	1,568
Federal deposit insurance premium	211	204	648	657
Advertising	158	159	620	581
Data processing	321	319	953	939
Professional fees	456	279	1,271	1,193
Other real estate owned expense, net	364	495	1,009	1,130
Other operating expenses	510	452	1,598	1,397
Total Other Expenses	4,436	4,117	13,321	12,466
Income (Loss) before income tax expense (benefit)	100	304	(671)	2,362

Income tax (benefit) expense	(41)	32	(638)	620

Net Income (Loss)	$141	$272	$(33)	$1,742
Basic Earnings (Loss) Per Share*	$0.02	$0.04	$(0.01)	$0.27
Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

* Basic earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which was completed on October 11, 2012.

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Net Income (Loss)	$141	$272	$(33)	$1,742

Other Comprehensive (Loss) Income:
Changes in unrealized net-gains and losses on securities available for sale	(3,598)	43	(3,912)	823
Gains realized in net income(loss)(1)	(293)	(40)	(503)	(663)
	(3,891)	3	(4,415)	160
Deferred income tax effect	1,323	(1)	1,501	(54)
Total other comprehensive (loss) income	(2,568)	2	(2,914)	106
Total comprehensive (loss) income	$(2,427)	$274	$(2,947)	$1,848

(1) Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total other income. Related income tax expense in the amount of $100,000, $14,000, $171,000, and $225,000, respectively, are included in income tax (benefit) expense.

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)

Balance, October 1, 2011	$62	$25,889	$36,637	$(477)	$(2,178)	$351	$60,284

Net Income	-	-	1,742	-	-	-	1,742

Other comprehensive income	-	-	-	-	-	106	106

Committed to be released ESOP shares (10,053 shares)	-	(37)	-	-	109	-	72

Balance, June 30, 2012	$62	$25,852	$38,379	$(477)	$(2,069)	$457	$62,204

Balance, October 1, 2012	$62	$25,846	$38,596	$(477)	$(2,032)	$641	$62,636

Net Loss	-	-	(33)	-	-	-	(33)

Other comprehensive loss	-	-	-	-	-	(2,914)	(2,914)

Cancellation of common stock	(62)	62	-	-	-	-	-

Cancellation of treasury stock	-	(477)	-	477	-	-	-

Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	-	180	-	-	(180)	-	-

Dissolution of mutual holding company	-	100	-	-	-	-	100

Proceeds from issuance of common stock, net of offering expenses of $1.6 million	66	34,567	-	-	-	-	34,633

Committed to be released ESOP shares (10,771 shares)	-	18	-	-	109	-	127

Balance, June 30, 2013	$66	$60,296	$38,563	$-	$(2,103)	$(2,273)	$94,549

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2013	2012
	(In thousands)

Cash Flows from Operating Activities
Net (loss) income	$(33)	$1,742
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	523	547
Provision for loan losses	1,255	360
Deferred income taxes (benefit) expense	(515)	596
ESOP expense	127	72
Accretion of premiums and discounts on investment securities, net	(257)	(162)
(Accretion) amortization of mortgage servicing rights	(7)	61
Net gain on sale of investment securities available for sale	(503)	(499)
Net gain on sale of investment securities held to maturity	-	(164)
Net loss on disposal of fixed assets	1	-
Net loss on sale of loans	128	-
Proceeds on sale of secondary market loans	23,277	-
(Gain) loss on sale of other real estate owned	(110)	70
Write down of other real estate owned	966	812
Amortization of loan origination fees and costs	(534)	(848)
Decrease in accrued interest receivable	20	349
Increase in accrued interest payable	3	11
(Decrease) increase in other liabilities	(981)	70
Earnings on bank-owned life insurance	(1,030)	(400)
Decrease (increase) in other assets	735	(357)
Decrease in prepaid FDIC assessment	391	626
Net Cash Provided by Operating Activities	23,456	2,886
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	-	292
Investment securities available for sale	22,344	22,890
Proceeds from sales of investment securities held to maturity	-	2,996
Proceeds from sales of investment securities available for sale	16,031	22,854
Purchases of investment securities available for sale	(76,871)	(44,664)
Proceeds from sale of loans	1,667	-
Loan purchases	(23,315)	(23,061)
Loan originations and principal collections, net	17,290	52,128
Proceeds from sale of other real estate owned	1,792	4,374
Additions to mortgage servicing rights	(129)	(53)
Purchases of bank-owned life insurance	(6,000)	-
Proceeds from death benefit of bank-owned life insurance	1,121	-
Net decrease in restricted stock	428	763
Proceeds from sale of property and equipment	2	-
Purchases of property and equipment	(232)	(147)
Net Cash (Used in) Provided by Investing Activities	(45,872)	38,372
Cash Flows from Financing Activities
Net decrease in deposits	(23,850)	(16,210)
Repayment of long-term borrowings	(85)	(758)
Increase in advances from borrowers for taxes and insurance	2,565	2,450
Return of excess stock subscription funds	(20,841)	-
Cash from mutual holding company reorganization	100	-
Net Cash Used in Financing Activities	(42,111)	(14,518)
Net (Decrease) Increase in Cash and Cash Equivalents	(64,527)	26,740
Cash and Cash Equivalents - Beginning	131,910	33,496
Cash and Cash Equivalents – Ending	$67,383	$60,236
Supplementary Cash Flows Information
Interest paid	$5,408	$6,409
Income taxes paid	$12	$-
Non-cash transfer of loans to other real estate owned	$3,188	$1,151
Non-cash transfer of loans to investment securities available for sale	$-	$10,671
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$10,102	$746
Subscription funds transferred to equity	$34,633	$-

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

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations (Continued)

The Company and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, and the Bank and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware company, provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of June 30, 2013 and September 30, 2012, SAMG’s total assets were $38,000 and $42,000, respectively. The net loss for SAMG for both the three and nine months ended June 30, 2013 was $4,000. There was no income reported for SAMG for the three and nine months ended June 30, 2012.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial date are recognized in the unaudited consolidated financial statements as of June 30, 2013.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at June 30, 2013 and for the three and nine months ended June 30, 2013 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. The consolidated financial statements at September 30, 2012 and for the three and nine months ended June 30, 2012 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  The results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013, or any other period.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At June 30, 2013 and September 30, 2012, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated balance sheet (see “Loan Servicing” for more detail).  There were no loans classified as held for sale as of June 30, 2013 or September 30, 2012.

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

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 97%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.  We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans.  We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one- to four-family first mortgage loans.

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

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring may include extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate. We do not accrue interest on loans that were non-accrual prior to the troubled debt restructuring until they have performed in accordance with their restructured terms for a period of at least six months.  We continue to accrue interest on troubled debt restructurings which were performing in accordance with their terms prior to the restructure and continue to perform in accordance with their restructured terms.  Management evaluates the ALLL with respect to TDRs under the same policy and guidelines as all other performing loans are evaluated with respect to the ALLL.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of June 30, 2013 and September 30, 2012, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment addresses the financial statement presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s consolidated financial statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012, the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.  The calculation for the three and nine months ended June 30, 2012 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on October 11, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)

Net Income (Loss)	$141	$272	$(33)	$1,742

Average common shares outstanding	6,558,473	6,102,500	6,540,100	6,102,500
Exchange rate from offering	-	1.0748	-	1.0748
Adjusted weighted average shares outstanding	6,558,473	6,558,967	6,540,100	6,558,967
Average unearned ESOP shares	(192,147)	(202,175)	(195,056)	(205,798)
Weighted average shares outstanding – basic	6,366,326	6,356,792	6,345,044	6,353,169

Earnings (Loss) per share – basic	$0.02	$0.04	$(0.01)	$0.27

Note 4 – Employee Stock Ownership Plan

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Mid-Tier Holding Company’s common stock (which have since been converted to shares of the Company’s common stock at the 1.0748 exchange ratio) for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three and nine months ended June 30, 2013, there were 3,600 and 10,771 shares committed to be released, respectively.  During the three and nine months ended June 30, 2012, there were 3,351 and 10,053 shares committed to be released, respectively.  At June 30, 2013, there were 190,365 unallocated shares and 68,853 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.3 million.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At June 30, 2013 and September 30, 2012, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.

Investment securities available for sale at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$19,787	$2	$(672)	$19,117
State and municipal obligations	12,392	20	(470)	11,942
Single issuer trust preferred security	1,000	-	(189)	811
Corporate debt securities	1,756	22	(8)	1,770
	34,935	44	(1,339)	33,640

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,051	58	-	1,109
Fixed-rate	19,344	7	(789)	18,562
FHLMC:
Adjustable-rate	209	10	-	219
Fixed-rate	13,668	-	(576)	13,092
CMO, fixed-rate	59,687	207	(1,065)	58,829
	93,959	282	(2,430)	91,811

	$128,894	$326	$(3,769)	$125,451

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$23,674	$247	$-	$23,921
FHLB notes	695	1	-	696
State and municipal obligations	9,217	186	(16)	9,387
Single issuer trust preferred security	1,000	-	(236)	764
Corporate debt securities	2,006	51	-	2,057
	36,592	485	(252)	36,825

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,144	71	-	1,215
Fixed-rate	647	63	-	710
FHLMC, adjustable-rate	248	13	-	261
GNMA, fixed-rate	1	-	-	1
CMO, fixed-rate	40,904	600	(8)	41,496
	42,944	747	(8)	43,683

	$79,536	$1,232	$(260)	$80,508

During the first nine months of fiscal 2013, proceeds from sales of securities available for sale were $26.4 million. Gross gains of $522,000 and gross losses of $19,000 were realized on these sales. Proceeds from sales of securities available for sale during the first nine months of fiscal 2012 were $22.9 million. Gross gains of $499,000 were realized on these sales.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at June 30, 2013 and September 30, 2012 that were in an unrealized loss position.

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Investment Securities Available for Sale:
U.S. government obligations and agencies	$18,115	$(672)	$-	$-	$18,115	$(672)
State and municipal obligations	10,751	(470)	-	-	10,751	(470)
Single issuer trust preferred security	-	-	811	(189)	811	(189)
Corporate securities	996	(8)	-	-	996	(8)
Mortgage-backed securities:
FNMA, fixed-rate	18,451	(789)	-	-	18,451	(789)
FHLMC, fixed-rate	13,092	(576)	-	-	13,092	(576)
CMO, fixed rate	40,675	(1,065)	-	-	40,675	(1,065)
	$102,080	$(3,580)	$811	$(189)	$102,891	$(3,769)

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Investment Securities Available for Sale:
State and municipal obligations	$-	$-	$18	$(16)	$18	$(16)
Single issuer trust preferred security	-	-	764	(236)	764	(236)
Mortgage-backed securities:
CMO, fixed-rate	2,527	(8)	-	-	2,527	(8)
	$2,527	$(8)	$782	$(252)	$3,309	$(260)

As of June 30, 2013, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2013, the Company held 21 U.S. government agency securities, 30 tax-free municipal bonds, four corporate securities, 56 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2013 represents other-than-temporary impairment.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

During the nine months ended June 30, 2013, the gross unrealized loss of the single issuer trust preferred security improved by $47,000 from an unrealized loss at September 30, 2012 of $236,000 to an unrealized loss of $189,000 as of June 30, 2013.  Increases in long-term interest rate, specifically the 10-year Treasury during the June 2013 quarter, caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to decrease. On a quarterly basis, management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At June 30, 2013 and September 30, 2012 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2013 follows:

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$2,652	$2,471
Over 1 year through 5 years	3,775	3,774
After 5 years through 10 years	27,039	25,986
Over 10 years	1,469	1,409
	34,935	33,640
Mortgage-backed securities	93,959	91,811
	$128,894	$125,451

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	June 30, 2013	September 30, 2012
	(In thousands)

Residential mortgage	$237,670	$231,803
Construction and Development:
Residential and commercial	15,620	20,500
Land	2,990	632
Total Construction and Development	18,610	21,132
Commercial:
Commercial real estate	84,327	112,199
Multi-family	2,111	2,087
Other	6,380	7,517
Total Commercial	92,818	121,803
Consumer:
Home equity lines of credit	20,320	20,959
Second mortgages	56,515	65,703
Other	1,761	762
Total Consumer	78,596	87,424

Total loans	427,694	462,162

Deferred loan costs, net	2,309	2,420
Allowance for loan losses	(6,060)	(7,581)

Total loans receivable, net	$423,943	$457,001

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2013 and September 30, 2012.  Activity in the allowance is presented for the three and nine months ended June 30, 2013 and 2012 and the year ended September 30, 2012, respectively.

	Three Months Ended June 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,431	$723	$9	$2,404	$111	$79	$136	$1,361	$7	$41	$6,302
Charge-offs	(35)	(87)	-	(216)	-	-	-	(40)	(2)	-	(380)
Recoveries	175	-	-	113	-	1	1	36	2	-	328
Provision (credit)	(134)	89	-	(207)	(2)	(5)	(1)	74	10	(14)	(190)
Ending balance	$1,437	$725	$9	$2,094	$109	$75	$136	$1,431	$17	$27	$6,060

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Nine Months Ended June 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(331)	(1,622)	-	(771)	-	-	-	(552)	(7)	-	(3,283)
Recoveries	187	-	-	114	-	22	3	178	3	-	507
Provision (credit)	94	1,623	(2)	(742)	99	(173)	(27)	416	5	(38)	1,255
Ending balance	$1,437	$725	$9	$2,094	$109	$75	$136	$1,431	$17	$27	$6,060
Ending balance: individually evaluated for impairment	$-	$-	$-	$66	$-	$-	$-	$-	$-	$-	$66
Ending balance: collectively evaluated for impairment	$1,437	$725	$9	$2,028	$109	$75	$136	$1,431	$17	$27	$5,994

Loans receivable:
Ending balance	$237,670	$15,620	$2,990	$84,327	$2,111	$6,380	$20,320	$56,515	$1,761		$427,694
Ending balance: individually evaluated for impairment	$2,394	$8,395	$-	$5,296	$-	$335	$20	$538	$-		$16,978
Ending balance: collectively evaluated for impairment	$235,276	$7,225	$2,990	$79,031	$2,111	$6,045	$20,300	$55,977	$1,761		$410,716

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,310	$819	$11	$3,809	$37	$218	$177	$1,569	$17	$109	$8,076
Charge-offs	(140)	(199)	-	-	-	-	(21)	(110)	-	-	(470)
Recoveries	-	-	-	-	-	-	1	39	2	-	42
Provision	341	7	-	18	-	(4)	8	(29)	(4)	(2)	335
Ending Balance	$1,511	$627	$11	$3,827	$37	$214	$165	$1,469	$15	$107	$7,983

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Nine Months Ended June 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101

Charge-offs	(1,115)	(611)	-	(855)	-	(88)	(72)	(975)	(22)	-	(3,738)
Recoveries	-	1,139	-	-	-	2	1	114	4	-	1,260

Provision	1,168	(1,528)	(38)	506	(12)	(17)	16	176	17	72	360

Ending Balance	$1,511	$627	$11	$3,827	$37	$214	$165	$1,469	$15	$107	$7,983

Ending balance: individually evaluated for impairment	$73	$41	$-	$429	$-	$-	$-	$55	$-	$-	$598
Ending balance: collectively evaluated for impairment	$1,438	$586	$11	$3,398	$37	$214	$165	$1,414	$15	$107	$7,385

Loans receivable:

Ending balance	$225,213	$20,571	$632	$119,687	$5,374	$8,471	$21,497	$68,914	$757		$471,116
Ending balance: individually evaluated for impairment	$4,553	$3,777	$-	$6,237	$-	$176	$23	$813	$-		$15,579
Ending balance: collectively evaluated for impairment	$220,660	$16,794	$632	$113,450	$5,374	$8,295	$21,474	$68,101	$757		$455,537

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2012
		Construction and Development		Commercial			Consumer

	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(1,367)	(826)	-	(951)	(113)	(88)	(72)	(1,184)	(22)	-	(4,623)
Recoveries	-	1,139	-	5	-	2	2	141	4	-	1,293

Provision	1,396	(1,216)	(38)	263	74	(5)	10	278	18	30	810

Ending Balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581

Ending balance: individually evaluated for impairment	$-	$-	$-	$351	$-	$-	$-	$-	$-	$-	$351
Ending balance: collectively evaluated for impairment	$1,487	$724	$11	$3,142	$10	$226	$160	$1,389	$16	$65	$7,230

Loans receivable:

Ending balance	$231,803	$20,500	$632	$112,199	$2,087	$7,517	$20,959	$65,703	$762		$462,162
Ending balance: individually evaluated for impairment	$3,971	$3,788	$-	$4,837	$-	$175	$23	$447	$-		$13,241
Ending balance: collectively evaluated for impairment	$227,832	$16,712	$632	$107,362	$2,087	$7,342	$20,936	$65,256	$762		$448,921

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2013 and September 30, 2012.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
June 30, 2013:
Residential mortgage	$-	$-	$2,394	$2,394	$2,767
Construction and Development:
Residential and commercial	-	-	8,395	8,395	10,314
Commercial:
Commercial real estate	1,074	66	4,222	5,296	6,465
Other	-	-	335	335	349
Consumer:
Home equity lines of credit	-	-	20	20	36
Second mortgages	-	-	538	538	780
Total impaired loans	$1,074	$66	$15,904	$16,978	$20,711

September 30, 2012:
Residential mortgage	$-	$-	$3,971	$3,971	$5,344
Construction and Development:
Residential and commercial	-	-	3,788	3,788	5,615
Commercial:
Commercial real estate	2,306	351	2,531	4,837	5,300
Other	-	-	175	175	175
Consumer:
Home equity lines of credit	-	-	23	23	37
Second mortgages	-	-	447	447	743
Total impaired loans	$2,306	$351	$10,935	$13,241	$17,214

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013			Nine Months Ended June 30, 2013
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)

Residential mortgage	$3,131	$5	$12	$3,836	$34	$59
Construction and Development:					59
Residential and commercial	9,295	59	254	5,563		551
Commercial:
Commercial real estate	4,797	67	404	4,842	185	571
Other	201	2	11	184	6	15
Consumer:
Home equity lines of credit	21	1	1	22	2	3
Second mortgages	574	1	1	592	2	5
Total	$18,019	$135	$683	$15,039	$288	$1,204

	Three Months Ended June 30, 2012			Nine Months Ended June 30, 2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)

Residential mortgage	$4,087	$22	$46	$2,530	$82	$143
Construction and Development:
Residential and commercial	3,304	13	568	3,299	49	820
Commercial:
Commercial real estate	6,156	69	97	6,662	222	281
Other	176	2	2	181	5	5
Consumer:
Home equity lines of credit	23	-	-	27	-	-
Second mortgages	767	1	3	637	10	16
Other	-	-	-	2	-	-
Total	$14,513	$107	$716	$13,338	$368	$1,265

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2013 and September 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

June 30, 2013:
Residential mortgage	$234,853	$145	$2,672	$-	$237,670
Construction and Development:
Residential and commercial	5,024	760	9,836	-	15,620
Land	2,653	337	-	-	2,990
Commercial:
Commercial real estate	70,063	3,778	10,420	66	84,327
Multi-family	2,111	-	-	-	2,111
Other	4,826	1,214	340	-	6,380
Consumer:
Home equity lines of credit	20,300	-	20	-	20,320
Second mortgages	55,583	125	807	-	56,515
Other	1,737	23	1	-	1,761
Total	$397,150	$6,382	$24,096	$66	$427,694

September 30, 2012:
Residential mortgage	$227,651	$149	$4,003	$-	$231,803
Construction and Development:
Residential and commercial	6,920	1,497	12,083	-	20,500
Land	-	632	-	-	632
Commercial:
Commercial real estate	89,646	4,441	17,761	351	112,199
Multi-family	2,087	-	-	-	2,087
Other	5,849	900	768	-	7,517
Consumer:
Home equity lines of credit	20,936	-	23	-	20,959
Second mortgages	64,672	38	993	-	65,703
Other	761	-	1	-	762
Total	$418,522	$7,657	$35,632	$351	$462,162

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	June 30, 2013	September 30, 2012
	(In thousands)
Non-accrual loans:
Residential mortgage	$2,360	$3,540
Construction and Development:
Residential and commercial	8,395	3,788
Commercial:
Commercial real estate	2,907	1,458
Other	163	201
Consumer:
Home equity lines of credit	20	23
Second mortgages	713	739
Total non-accrual loans	$14,558	$9,749

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months.  Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $283,000 and $163,000 for the three months ended June 30, 2013 and 2012, respectively, and was $585,000 and $437,000 for the nine months ended June 30, 2013 and 2012, respectively.  There were no loans past due 90 days or more and still accruing interest at June 30, 2013 or September 30, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2013 and September 30, 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
June 30, 2013:
Residential mortgage	$233,466	$1,670	$174	$2,360	$4,204	$237,670
Construction and Development:
Residential and commercial	7,225	-	-	8,395	8,395	15,620
Land	2,990	-	-	-	-	2,990
Commercial:
Commercial real estate	80,022	1,398	-	2,907	4,305	84,327
Multi-family	2,111	-	-	-	-	2,111
Other	6,217	-	-	163	163	6,380
Consumer:
Home equity lines of credit	20,228	58	14	20	92	20,320
Second mortgages	55,013	555	234	713	1,502	56,515
Other	1,752	2	7	-	9	1,761
Total	$409,024	$3,683	$429	$14,558	$18,670	$427,694

September 30, 2012:
Residential mortgage	$226,861	$1,020	$382	$3,540	$4,942	$231,803
Construction and Development:
Residential and commercial	16,712	-	-	3,788	3,788	20,500
Land	632	-	-	-	-	632
Commercial:
Commercial real estate	108,963	-	1,778	1,458	3,236	112,199
Multi-family	2,087	-	-	-	-	2,087
Other	7,316	-	-	201	201	7,517
Consumer:
Home equity lines of credit	20,716	-	220	23	243	20,959
Second mortgages	63,824	854	286	739	1,879	65,703
Other	758	-	4	-	4	762
Total	$447,869	$1,874	$2,670	$9,749	$14,293	$462,162

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

The Company had 16 and 15 loans classified as TDRs with an outstanding balance of $13.9 million and $9.6 million at June 30, 2013 and September 30, 2012, respectively. Of the total TDR loans, eight loans deemed TDRs with an aggregate balance of $3.5 million at June 30, 2013 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms through June 30, 2013, and, accordingly, were deemed to be performing loans at June 30, 2013 and we continued to accrue interest on such loans through such date. At June 30, 2013, eight TDRs with an aggregate balance of $10.4 million were deemed non-accruing TDRs. The $10.4 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at June 30, 2013, were comprised of four construction and development loans to one borrower with an aggregate balance of $7.3 million, two construction and development loans to one borrower with an aggregate balance of $1.1 million, one commercial real estate loan with a balance of $1.1 million and one commercial real estate loan with a balance of $892,000 at June 30, 2013.  At September 30, 2012, 13 loans deemed TDRs with an aggregate balance of $8.2 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2012. During fiscal 2012 we charged-off $37,000 with respect to one home equity line of credit loan which was deemed a TDR. At September 30, 2012, two TDRs with an aggregate balance of $1.4 million were deemed non-accruing TDRs. The $1.4 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at September 30, 2012, were comprised of two construction and development loans.  All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents our TDR loans as of June 30, 2013 and September 30, 2012.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)

At June 30, 2013:
Residential mortgage	4	$540	-	$-
Construction & Development:
Residential and commercial	6	8,395	6	8,395
Commercial:
Commercial real estate	5	4,721	2	1,966
Other	1	173	-	-
Total	16	$13,829	8	$10,361

At September 30, 2012:
Residential mortgage	4	$864	-	$-
Construction & Development:
Residential and commercial	2	1,426	2	1,426
Land Loan	2	1,148	-	-
Commercial:
Commercial real estate	6	6,000	-	-
Other	1	175	-	-
Total	15	$9,613	2	$1,426

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	June 30, 2013		September 30, 2012
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)

Residential mortgage	$540	$-	$864	$-
Construction and Development:
Residential and commercial	-	8,395	-	1,426
Land loan	-	-	1,148	-
Commercial:
Commercial real estate	2,755	1,966	6,000	-
Other	173	-	175	-
Total	$3,468	$10,361	$8,187	$1,426

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the activity in loans which were first deemed to be TDRs during the three months and nine months ended June 30, 2013 and 2012.  No loans were first deemed to be TDRs during the three months ended June 30, 2012

	For the Three Months Ended June 30,
	2013			2012
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	1	$1,074	$1,074	-	$-	$-
Total troubled debt restructurings	1	$1,074	$1,074	-	$-	$-

	For the Nine Months Ended June 30,
	2013			2012
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	5	$9,408	$9,408	2	$1,810	$1,810
Total troubled debt restructurings	5	$9,408	$9,408	2	$1,810	$1,810

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

Management believes, as of June 30, 2013, that the Bank met all capital adequacy requirements to which it was subject including individual minimum capital ratios imposed by the OCC of 8.5% Tier 1 capital to adjusted total assets, 10.5% Tier 1 risk-based capital to risk-weighted assets and 12.5% total risk-based capital to risk-weighted assets.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and selected capital ratios are presented in the table below at the dates indicated:

	Actual		For Minimum Regulatory Capital Requirement Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of June 30, 2013:
Tangible Capital (to tangible assets)	$78,001	11.99%	$	≥ 9,759	1.50%		N/A
Core Capital (to adjusted tangible assets)	78,001	11.99		≥26,025	4.00	$	≥32,531	5.00%
Tier 1 Capital (to risk-weighted assets)	78,001	20.27		≥15,392	4.00		≥23,088	6.00
Total risk-based Capital (to risk-weighted assets)	82,828	21.52		≥30,784	8.00		≥38,480	10.00

As of September 30, 2012:
Tangible Capital (to tangible assets)	$54,436	7.70%	$	≥10,601	1.50%		N/A
Core Capital (to adjusted tangible assets)	54,436	7.70		≥28,269	4.00	$	≥35,336	5.00%
Tier 1 Capital (to risk-weighted assets)	54,436	12.96		≥16,801	4.00		≥25,202	6.00
Total risk-based Capital (to risk-weighted assets)	59,715	14.22		≥33,602	8.00		≥42,003	10.00

During the nine months ended June 30, 2013, the Company contributed $25.0 million in additional capital to the Bank upon the successful completion of the “second-step” conversion and offering on October 11, 2012.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,117	$-	$19,117	$-
State and municipal obligations	11,942	-	11,942	-
Single issuer trust preferred security	811	-	811	-
Corporate debt securities	1,770	-	1,770	-
Total investment securities available for sale	33,640	-	33,640	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,109	-	1,109	-
Fixed-rate	18,562	-	18,562	-
FHLMC:
Adjustable-rate	219		219
Fixed-rate	13,092	-	13,092	-
CMO, fixed-rate	58,829	-	58,829	-
Total mortgage-backed securities available for sale	91,811	-	91,811	-

Total	$125,451	$-	$125,451	$-

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$23,921	$-	$23,921	$-
FHLB notes	696	-	696	-
State and municipal obligations	9,387	-	9,387	-
Single issuer trust preferred security	764	-	764	-
Corporate debt securities	2,057	-	2,057	-
Total investment securities available for sale	$36,825	-	$36,825	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,215	-	1,215	-
Fixed-rate	710	-	710	-
FHLMC, adjustable-rate	261	-	261	-
GNMA, adjustable-rate	1	-	1	-
CMO, fixed-rate	41,496	-	41,496	-
Total mortgage-backed securities available for sale	43,683	-	43,683	-

Total	$80,508	$-	$80,508	$-

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen.  There were no changes at June 30, 2013 or September 30, 2012.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2013 and September 30, 2012:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Other real estate owned	$4,754	$-	$-	$4,754
Impaired loans	4,120	-	-	4,120
Total	$8,874	$-	$-	$8,874

	June 30, 2013
	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$4,754	Appraisal of collateral(1)	Collateral discounts(2)	7-72%
Impaired loans(3)	4,120	Appraisal of collateral(1)	Collateral discounts(2)	1-33%
Total	$8,874

(1) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3) Includes assets directly charged-down to fair value during the year-to-date period.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Other real estate owned	$2,991	$-	$-	$2,991
Impaired loans	5,925	-	-	5,925
Total	$8,916	$-	$-	$8,916

	September 30, 2012
	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$2,991	Appraisal of collateral(1)	Collateral discounts(2)	20-63%
Impaired loans(3)	5,925	Appraisal of collateral(1)	Collateral discounts(2)	0-16%
Total	$8,916

(1) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3) Includes assets directly charged-down to fair value during the year-to-date period.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following table shows quantitative information regarding significant techniques and inputs used at June 30, 2013 for assets measured using observable inputs (Level 2):

	Fair Value at June 30, 2013	Valuation Technique	Observable Input	Method or Value as of June 30, 2013
	(In thousands)
Servicing rights	$243	Discounted cash flow	Discount rate	11.19%	Rate used through modeling period

			Loan prepayment speeds	16.82%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.67%	Monthly servicing cost per account

				25.00%	Additional monthly servicing cost per loan on loans more than 30 days delinquent

				0.00%	Of loans more than 30 days delinquent

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and September 30, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2013 and September 30, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of June 30, 2013 or September 30, 2012.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2013 and September 30, 2012 are presented below:

	June 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$67,383	$67,383	$67,383	$-	$-
Investment securities available for sale	125,451	125,451	-	125,451	-
Loans receivable, net	423,943	427,743	-	-	427,743
Accrued interest receivable	1,501	1,501	-	1,501	-
Restricted stock	3,718	3,718	-	3,718	-
Mortgage servicing rights	243	243	-	243	-

Financial liabilities:
Savings accounts	44,348	44,348	-	44,348	-
Checking and NOW accounts	114,470	114,470	-	114,470	-
Money market accounts	69,437	69,437	-	69,437	-
Certificates of deposit	288,883	295,991	-	295,991	-
FHLB advances	48,000	52,783	-	52,783	-
Accrued interest payable	269	269	-	269	-

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$131,910	$131,910	$131,910	$-	$-
Investment securities available for sale	80,508	80,508	-	80,508	-
Loans receivable, net	457,001	479,613	-	-	479,613
Accrued interest receivable	1,521	1,521	-	1,521	-
Restricted stock	4,147	4,147	-	4,147	-
Mortgage servicing rights	107	107	-	107	-

Financial liabilities:
Savings accounts	41,712	41,712	-	41,712	-
Checking and NOW accounts	110,178	110,178	-	110,178	-
Money market accounts	70,955	70,955	-	70,955	-
Certificates of deposit	318,143	326,974	-	326,974	-
FHLB advances	48,085	56,102	-	56,102	-
Accrued interest payable	266	266	-	266	-

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Nine Months Ended June 30,
	2013	2012
	(In thousands)

At federal statutory rate	$(228)	$803
Adjustments resulting from:
Tax-exempt interest	(57)	(11)
Low-income housing credit	-	(33)
Earnings on bank-owned life insurance	(350)	(136)
Other	(3)	(3)
	$(638)	$620
Effective tax rate	95.10%	26.24%

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Income Taxes (Continued)

Deferred income taxes at June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013	September 30, 2012
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$1,172	$-
Allowance for loan losses	3,637	3,362
Nonaccrual interest	460	374
Write-down of real estate owned	288	222
Alternative minimum tax (AMT) credit carryover	68	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	422	384
Charitable contributions	201	198
Depreciation	136	33
State net operating loss	886	800
Federal net operating loss	2,252	2,166
Other	102	74
Total Deferred Tax Assets	9,961	8,014
Valuation allowance for state net operating loss	(886)	(800)
Valuation allowance for charitable contributions	(201)	(74)
Total Deferred Tax Assets, Net of Valuation Allowance	$8,874	$7,140

Deferred Tax Liabilities:
Unrealized gain on investments available for sale	-	(329)
Mortgage servicing rights	(83)	(36)
Total Deferred Tax Liabilities	(83)	(365)

Deferred Tax Assets, Net	$8,791	$6,775

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

General

On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp-New”) completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Bancorp-New, a Pennsylvania company, became the holding company for Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and owner of all of the issued and outstanding shares of the Bank’s common stock. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of Malvern Bancorp-New were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company for the Bank, Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”) held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the Malvern Bancorp-New in the conversion and reorganization. As a result of the stock offering and reorganization, the Company had $56.7 million of subscriptions, which were held in a deposit escrow account at the Bank at September 30, 2012. Upon completion of the stock offering and the exchange on October 11, 2012, 6,558,473 shares of Malvern Bancorp-New common stock were issued and outstanding.  Per share amounts for the three and nine months ended June 30, 2012 have been adjusted to reflect the second-step conversion.  See Note 3 of the Notes to Consolidated Financial Statements.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at June 30, 2013 was appropriate under U.S. GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data are based primarily upon the Company’s or other third-party’s estimates, and therefore, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2013, the Company had $8.9 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $8.8 million at June 30, 2013.  Other than an $886,000 allowance with respect to state net operating losses and $201,000 allowance with respect to charitable contributions, we have not established a valuation allowance against our net deferred tax asset as we believe it is more likely than not that the remaining amount of the asset will be realized.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and viable tax planning strategies we could employ so that the asset would not go unused.  Our deferred tax asset may be reduced in the future by an additional valuation allowance due to changes in our estimates of future income or if our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings for the amount included therein.

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Our total assets decreased $45.9 million or 6.5% to $665.9 million at June 30, 2013 compared to $711.8 million at September 30, 2012. The decrease was primarily due to a $64.5 million or 48.9% decrease in cash and cash equivalents and a $33.1 million or 7.2% reduction in net loans receivable. The decrease was partially offset by a $44.9 million or 55.8% increase in investment securities. At June 30, 2013 our bank owned life insurance (“BOLI”) increased by $5.9 million over the level of BOLI at September 30, 2012 due to our purchase of an additional $6.0 million of coverage, which purchase was partially offset by the effect of death benefit proceeds received on our BOLI during the nine months ended June 30, 2013. The decrease in cash and cash equivalents at June 30, 2013 compared to September 30, 2012 was due to a $20.8 million refund of excess stock subscriptions received in our second-step conversion and stock offering, as well as the utilization of cash to purchase additional investment securities during the period. Our portfolio of investment securities, all of which are held for sale, increased by $44.9 million to $125.5 million at June 30, 2013 compared to $80.5 million at September 30, 2012. The $33.1 million decrease in net loans receivable was due primarily to a $27.9 million decline in commercial real estate loans, as well as a $9.2 million decrease in consumer second mortgage loans.

Our total liabilities decreased $77.8 million or 12.0% to $571.4 million at June 30, 2013 compared to $649.2 million at September 30, 2012. The decrease was primarily due to the elimination of the $56.7 million stock subscription escrow, reflecting the closing of our second-step conversion on October 11, 2012, and a $23.9 million decrease in total deposits. Our total deposits were $517.1 million at June 30, 2013 compared to $541.0 million at September 30, 2012.

Shareholders’ equity increased by $31.9 million to $94.5 million at June 30, 2013 compared to $62.6 million at September 30, 2012.  The increase was primarily due to the $34.7 million in net proceeds received from the stock offering undertaken as part of the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure, which was completed on October 11, 2012. Our ratio of equity to assets was 14.20% at June 30, 2013.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	June 30, 2013	March 31, 2013	September 30, 2012
	(In thousands)
Loans 31-89 days delinquent:
Residential mortgage	$1,844	$1,266	$1,402
Commercial:
Commercial real estate	1,398	2,631	1,778
Consumer:
Home equity lines of credit	72	203	220
Second mortgages	789	763	1,140
Other	9	1	4
Total	$4,112	$4,864	$4,544

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

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	June 30, 2013	March 31, 2013	September 30, 2012
	(In thousands)
Classified assets:
Substandard(1)	$29,230	$39,438	$40,226
Doubtful	66	79	351
Loss	-	-	-
Total classified assets	29,296	39,517	40,577
Special mention assets	6,382	6,857	7,657
Total classified and special mention assets	$35,678	$46,374	$48,234

(1) Includes other real estate owned of $5.1 million, $4.3 million and $4.6 million, at June 30, 2013, March 31, 2013 and September 30, 2012, respectively.

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

	June 30, 2013	March 31, 2013	September 30, 2012
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$2,360	$3,585	$3,540
Construction or development:
Residential and commercial(1)	8,395	9,496	3,788
Commercial:
Commercial real estate(2)	2,907	3,200	1,458
Other	163	182	201
Consumer:
Home equity lines of credit	20	22	23
Second mortgages	713	767	739
Total non-accruing loans	14,558	17,252	9,749
Other real estate owned and other foreclosed assets:
Residential mortgage	2,025	1,238	1,262
Construction or development:
Residential and commercial	801	-	-
Commercial:
Commercial real estate	1,721	2,280	2,405
Multi-family	171	405	486
Consumer:
Second mortgages	416	416	441
Total	5,134	4,339	4,594
Total non-performing assets	19,692	21,591	14,343
Performing troubled debt restructurings:
Residential mortgage	540	547	864
Construction or development:
Land	-	1,142	1,148
Commercial:
Commercial real estate	2,755	4,529	6,000
Other	173	175	175
Total	3,468	6,393	8,187
Total non-performing assets and performing troubled debt restructurings	$23,160	$27,984	$22,530
Ratios:
Total non-accrual loans as a percent of gross loans	3.40%	3.83%	2.11%
Total non-performing assets as a percent of total assets	2.96%	3.16%	2.01%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	3.48%	4.09%	3.17%

(1)
Includes six loans classified as TDRs in the aggregate amount of $8.4 million at June 30, 2013 and $8.6 million at March 31, 2013 and two loans classified as TDRs in the aggregate amount of $1.4 million at September 30, 2012.

(2)	Includes two loans classified as TDRs in the aggregate amount of $2.0 million at June 30, 2013 and one loan classified as a TDR in the amount of $1.4 million at March 31, 2013.

At June 30, 2013, our total non-performing assets amounted to $19.7 million, a $1.9 million reduction compared to total non-performing assets at March 31, 2013 and an increase of $5.3 million compared to total non-performing assets at September 30, 2012. At June 30, 2013, the Company’s total non-accruing loans amounted to $14.6 million, or 3.40% of total loans, compared to $17.3 million of non-accruing loans, or 3.83% of total loans at March 31, 2013 and $9.7 million of non-accruing loans, or 2.11% of total loans at September 30, 2012. The $2.7 million decrease in non-accruing loans for the three months ended June 30, 2013 compared to March 31, 2013 was due primarily to the transfer to other real estate owned (REO) of four residential mortgage loans in the amount of $1.6 million and three construction and development loans in the amount of $801,000.

The increase in total non-performing assets at June 30, 2013 compared to September 30, 2012 primarily reflects the Company’s determination made during the quarter ended March 31, 2013 to place four construction and development loans to one borrower, with an outstanding balance of $8.4 million as of December 31, 2012, on non-accrual and impaired status. As a result, the Company recorded a charge-off to the allowance for loan losses in the amount of $959,000 with respect to this loan relationship during the quarter ended March 31, 2013 to reflect the fair value of the collateral for the loans. The remaining $7.3 million aggregate carrying value of these loans was deemed to be impaired and continue to be on non-accrual status as of June 30, 2013. These four loans are for site development for a 190 unit residential townhouse community in Downingtown, Pennsylvania, and for the demolition and redevelopment for mixed use commercial and residential purposes of six duplex multi-family homes and nine parcels of vacant land on approximately seven acres in Downingtown, Pennsylvania.

For the nine months ended June 30, 2013 and 2012, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $585,000 and $437,000, respectively.  The amount of interest payments made on such loans was $345,000 for the nine months ended June 30, 2013.

Our non-performing assets include REO in addition to non-performing loans.  At June 30, 2013, our total REO amounted to $5.1 million, an increase of $540,000 compared to total REO at September 30, 2012. The $540,000 increase in REO at June 30, 2013 compared to September 30, 2012, was due to $3.2 million in additions in REO, which was partially offset by $1.8 million of REO sales, at a net gain of $110,000, and $966,000 in reductions to REO fair values which are reflected in other REO expense during the first nine months of fiscal 2013.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty.  Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured.  At June 30, 2013, our total performing troubled debt restructurings amounted to $3.5 million compared to $8.2 million of performing troubled debt restructurings at September 30, 2012. The reduction in troubled debt restructurings at June 30, 2013 compared to September 30, 2012 was due primarily to a $2.9 million payoff on four performing TDRs which consisted of $1.1 million in land loans and $1.8 million in commercial real estate loans, the transfer of a $892,000 TDR to non-accrual status during the first nine months of fiscal 2013, as well as a $303,000 partial charge-off due to  a reduction in the valuation of a property securing five loans related to one borrower.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2013 and 2012

General.  Our net income was $141,000 for the three months ended June 30, 2013 compared to net income of $272,000 for the three months ended June 30, 2012.  On a per share basis, the net income was $0.02 per share for the quarter ended June 30, 2013, compared to net income of $0.04 per share (as adjusted) for the quarter ended June 30, 2012.  The primary reason for the $131,000 difference in the third quarter of fiscal 2013 compared to the third quarter in fiscal 2012 was due to a $403,000 decrease in net interest income, and a $319,000 increase in other expenses, which were partially offset by a $525,000 decrease in the provision for loan losses and a $73,000 difference in total income taxes. Our net interest rate spread of 2.32% and net interest margin of 2.48% for the three months ended June 30, 2013 decreased when compared to a net interest rate spread of 2.67% and a net interest margin of 2.80% for the three months ended June 30, 2012.

Our net loss was $33,000 for the nine months ended June 30, 2013 compared to net income of $1.7 million for the nine months ended June 30, 2012.  On a per share basis, our net loss was $0.01 per share for the nine months ended June 30, 2013, compared to net income of $0.27 per share (as adjusted) for the nine months ended June 30, 2012.  The primary reason for the $1.8 million reduction in our net income in the first nine months of fiscal 2013 compared to the comparable prior fiscal year period was a $1.7 million decrease in net interest income, an $895,000 increase in the provision for loan losses and an $855,000 increase in total operating expenses. These increases were partially offset by a $434,000 increase in total other income and a $1.3 million decrease in income taxes in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. Our net interest rate spread of 2.23% and net interest margin of 2.40% for the nine months ended June 30, 2013 decreased when compared to a net interest rate spread of 2.70% and a net interest margin of 2.84% for the nine months ended June 30, 2012.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (1)	$440,757	$4,931	4.48%	$472,086	$5,894	4.99%
Investment securities	120,792	561	1.86	88,214	410	1.86
Deposits in other banks	64,694	34	0.21	50,695	16	0.13
FHLB stock	3,703	2	0.22	4,662	1	0.09
Total interest-earning assets	629,946	5,528	3.51	615,657	6,321	4.11
Non-interest-earning assets	43,807			34,022
Total assets	$673,753			$649,679

Interest Bearing Liabilities:
Demand and NOW accounts	$92,136	24	0.10	$93,715	60	0.26
Money market accounts	68,675	48	0.28	76,138	85	0.45
Savings accounts	44,567	5	0.04	47,791	12	0.10
Time deposits	293,838	1,123	1.53	294,654	1,432	1.94
Total deposits	499,216	1,200	0.96	512,298	1,589	1.24
FHLB borrowings	48,000	426	3.55	48,468	427	3.52
Total interest-bearing liabilities	547,216	1,626	1.19	560,766	2,016	1.44
Non-interest-bearing liabilities	29,647			26,364
Total liabilities	576,863			587,130
Shareholders’ Equity	96,890			62,549
Total liabilities and shareholders’ equity	$673,753			$649,679
Net interest-earning assets
	$82,730			$54,891
Net interest income; average interest rate spread		$3,902	2.32%		$4,305	2.67%
Net interest margin			2.48%			2.80%
Average interest-earning assets to average interest-bearing liabilities	115.12%			109.79%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Nine Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (1)	$447,512	$15,465	4.61%	$483,023	$18,352	5.07%
Investment securities	100,437	1,365	1.81	85,690	1,279	1.99
Deposits in other banks	87,884	101	0.15	48,025	34	0.09
FHLB stock	3,724	10	0.36	4,934	2	0.05
Total interest-earning assets	639,557	16,941	3.53	621,672	19,667	4.21
Non-interest-earning assets	23,869			35,782
Total assets	$663,426			$657,454

Interest Bearing Liabilities:
Demand and NOW accounts	$89,934	97	0.14	$91,315	209	0.31
Money market accounts	68,885	180	0.35	82,326	370	0.60
Savings accounts	43,446	17	0.05	46,015	36	0.11
Time deposits	304,422	3,840	1.68	301,273	4,516	2.00
Total deposits	506,687	4,134	1.09	520,929	5,131	1.31
FHLB borrowings	48,005	1,277	3.55	48,721	1,289	3.53
Total interest-bearing liabilities	554,692	5,411	1.30	569,650	6,420	1.51
Non-interest-bearing liabilities	25,606			25,852
Total liabilities	580,298			595,502
Shareholders’ Equity	83,128			61,952
Total liabilities and shareholders’ equity	$663,426			$657,454
Net interest-earning assets	$84,865			$52,022
Net interest income; average interest rate spread		$11,530	2.23%		$13,247	2.70%
Net interest margin			2.40%			2.84%
Average interest-earning assets to average interest-bearing liabilities	115.30%			109.13%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Interest and Dividend Income.  Our interest and dividend income decreased for the three months ended June 30, 2013 by $793,000, or 12.6%, over the comparable fiscal 2012 period to $5.5 million.  Interest income on loans decreased in the three months ended June 30, 2013 over the prior comparable period in fiscal 2012 by $963,000, or 16.3%.  The decrease in interest earned on loans in the third quarter of fiscal 2013 was due primarily to a $31.3 million, or 6.6%, decrease in the average balance of our outstanding loans as well as a 51 basis point decrease in the average yield earned on our loan portfolio in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.  Interest income on investment securities increased by $151,000, or 36.8%, in the third quarter of fiscal 2013 compared to the comparable prior fiscal year period.  The average yield on investment securities of 1.86% for the third quarter of fiscal 2013 remained the same as in the third quarter of fiscal 2012.

Our interest and dividend income decreased for the nine months ended June 30, 2013 by $2.7 million, or 13.9%, over the comparable fiscal 2012 period to $16.9 million.  Interest income on loans decreased in the nine months ended June 30, 2013 over the prior comparable period in fiscal 2012 by a $2.9 million, or 15.7%.  The decrease in interest earned on loans in the first nine months of fiscal 2013 was due primarily to a $35.5 million, or 7.4%, decrease in the average balance of our outstanding loans as well as a 46 basis point decrease in the average yield earned on our loan portfolio in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.  Interest income on investment securities increased by $86,000, or 6.7%, in the first nine months of fiscal 2013 compared to the comparable prior fiscal year period.  The average yield on investment securities decreased 18 basis points to 1.81% for the nine months ended June 30, 2013 from 1.99% for the same period in fiscal 2012.

Interest Expense.  Our interest expense for the three month period ended June 30, 2013 was $1.6 million, a decrease of $390,000 from the three month period ended June 30, 2012.  The reason for the decrease in interest expense in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was a 28 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $13.1 million, or 2.6%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due primarily to a $7.5 million decrease in the average balance of money market accounts.  The average rate paid on total deposits decreased to 0.96% for the third quarter of fiscal 2013 from 1.24% for the third quarter of fiscal 2012. Our expense on borrowings amounted to $426,000 in the third quarter of fiscal 2013 compared to $427,000 in the third quarter of fiscal 2012.  The average balance of our borrowings decreased by $468,000 in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.  The average rate paid on borrowed funds increased to 3.55% in the third quarter of fiscal 2013 compared to 3.52% in the third quarter of fiscal 2012.

Our interest expense for the nine month period ended June 30, 2013 was $5.4 million, a decrease of $1.0 million from the nine month period ended June 30, 2012.  The reason for the decrease in interest expense in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was a 22 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $14.2 million, or 2.7%, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due primarily to a $13.4 million decrease in the average balance of money market accounts.  The average rate paid on total deposits decreased to 1.09% for the first nine months of fiscal 2013 from 1.31% for the first nine months of fiscal 2012. Our expense on borrowings was relatively constant, and amounted to $1.3 million in the first nine months of each of fiscal 2013 and fiscal 2012.  The average balance of our borrowings decreased by $716,000 in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.  The average rate paid on borrowed funds increased slightly to 3.55% in the first nine months of fiscal 2013 compared to 3.53% in the first nine months of fiscal 2012.

Provision for Loan Losses.  We recorded a recovery of $190,000 to the provision for loan losses for the three month period ended June 30, 2013 compared to a $335,000 provision for the three month period ended June 30, 2012. This was due primarily to a decrease in total net loans receivable, as well as an $11.5 million reduction in total classified and special mention loans during the three months ended June 30, 2013. The provision for loan losses for the nine month period ended June 30, 2013 was $1.3 million compared to $360,000 for the nine month period ended June 30, 2012. A $1.1 million recovery to the allowance for loan losses during the nine months ended June 30, 2012 contributed to the $895,000 difference in the provision for loan losses for the nine-month periods ended June 30, 2013 and 2012. Our net charge-offs for the three and nine months ended June 30, 2013 were $52,000 and $2.8 million, respectively. As of June 30, 2013, the balance of the allowance for loan losses was $6.1 million, or 1.42% of gross loans and 41.63% of non-accruing loans, compared to an allowance for loan losses of $7.6 million or 1.64% of gross loans and 77.76% of non-accruing loans at September 30, 2012. The $1.5 million reduction in the allowance for loan losses at June 30, 2013 compared to September 30, 2012 primarily reflects an aggregate of $1.6 million in charge-offs of construction loans during the first nine months of fiscal 2013 including the previously described $959,000 charge-off of four construction loans to one borrower during the quarter ended March 31, 2013.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30,		For the Year Ended September 30,
	2013	2012	2012
	(Dollars in thousands)

Balance at beginning of period	$7,581	$10,101	$10,101
Provision for loan losses	1,255	360	810

Charge-offs:
Residential mortgage	331	1,115	1,367
Construction and Development
Residential and commercial	1,622	611	826
Commercial:
Commercial real estate	771	855	951
Multi-family	-	-	113
Other	-	88	88
Consumer:
Home equity lines of credit	-	72	72
Second mortgages	552	975	1,184
Other	7	22	22
Total charge-offs	3,283	3,738	4,623
Recoveries:
Residential mortgage	187	-	-
Construction and Development
Residential and commercial	-	1,139	1,139
Commercial:
Commercial real estate	114	-	5
Other	22	2	2
Consumer:
Home equity lines of credit	3	1	2
Second mortgages	178	114	141
Other	3	4	4
Total recoveries	507	1,260	1,293

Net charge-offs	2,776	2,478	3,330
Balance at end of period	$6,060	$7,983	$7,581
Ratios:
Ratio of allowance for loan losses to non-accrual loans	41.63%	75.11%	77.76%
Ratio of net charge-offs to average loans outstanding (annualized for the nine-month periods ended June 30, 2013 and 2012)	0.83%	0.68%	0.70%

Other Income.  Our other, or non-interest, income decreased by $7,000 to $444,000 for the three months ended June 30, 2013 compared to $451,000 for the three months ended June 30, 2012.  The decrease in other income during the third quarter of fiscal 2013 was due to a $314,000 net loss on sale of loans, due primarily to a $416,000 loss on the sale of a $2.1 million commercial real estate loan which had been classified as substandard. These decreases were  partially offset by a $253,000 increase in net gain on of sale of investments, a $26,000 increase in service charges and other fees and a $26,000 increase in earnings on BOLI.

Our other, or non-interest, income increased by $434,000, or 22.3%, to $2.4 million for the nine months ended June 30, 2013 compared to $1.9 million for the nine months ended June 30, 2012.  The increase in other income during the first nine months of fiscal 2013 was primarily due to a one-time, tax free death benefit of approximately $596,000 received pursuant to BOLI. In addition, we sold approximately $23.1 million in fixed-rate residential mortgage loans in the secondary market which resulted in a net gain of approximately $289,000 during the first nine months of fiscal 2013. Also, our gain on sale of investments in the first nine months of fiscal 2013 decreased by $160,000 compared to the nine months ended June 30, 2012, and we recognized a $416,000 loss on the sale of a $2.1 million commercial real estate loan, as described above, during the nine months ended June 30, 2013.

Other Expenses.  Our other, or non-interest, expenses increased by $319,000 or 7.8%, to $4.4 million in the quarter ended June 30, 2013 compared to $4.1 million for the three months ended June 30, 2012. The increase in other expenses in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was due primarily to a $211,000 increase in salaries and employee benefits and a $177,000 increase in professional fees.  These items were partially offset by a $131,000 decrease in other real estate owned expense in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.

Our other, or non-interest, expenses increased by $855,000, or 6.9%, to $13.3 million for the nine months ended June 30, 2013 compared to $12.5 million for the nine months ended June 30, 2012. The increase in other expenses in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was due primarily to a $694,000 increase in salaries and employee benefits in fiscal 2013 when compared to the same period in fiscal 2012.  The increase in salaries and employee benefits expense in the nine months ended June 30, 2013 primarily reflects an increase in the number of employees in our secondary market program as well as the increase in support staff in the Credit Review Department and Mortgage Loan Department. Our other operating expense increased by $201,000 in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. These increases were partially offset by a $121,000 decrease in other real estate owned expense in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Income Tax (Benefit)/Expense.  Our income tax benefit was $41,000 for the three months ended June 30, 2013 compared to an income tax expense of $32,000 for the three months ended June 30, 2012.  The income tax benefit for the quarter ended June 30, 2013 primarily reflects the $204,000 difference in income/(loss) before taxes during the quarter ended June 30, 2013.  Our effective Federal tax rate was (41.0%) and 10.4% for the three months ended June 30, 2013 and 2012, respectively.

Our income tax benefit was $638,000 for the nine months ended June 30, 2013 compared to an income tax expense of $620,000 for the nine months ended June 30, 2012.  The income tax benefit for the nine months ended June 30, 2013 primarily reflects the $3.0 million difference in income/loss before taxes during the nine months ended June 30, 2013.  Our effective Federal tax rate was (95.1%) and 26.2% for the nine months ended June 30, 2013 and 2012, respectively.  The significant difference in our effective federal tax rate for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 primarily reflects our $671,000 loss before income taxes in the current fiscal year period compared to $2.4 million in income before income taxes in the comparable period in fiscal 2012 as well as an increase of $630,000 in BOLI income in the fiscal 2013 period which is not subject to federal income taxes.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2013, our cash and cash equivalents amounted to $67.4 million.  In addition, at such date our available for sale investment securities amounted to $125.5 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2013, we had certificates of deposit maturing within the next 12 months amounting to $111.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the nine months ended June 30, 2013, the average balance of our outstanding FHLB advances was $48.0 million.  At June 30, 2013, we had $48.0 million in outstanding long-term FHLB advances and we had $149.2 million in potential FHLB advances available to us.

The following table summarizes our contractual cash obligations at June 30, 2013.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(In thousands)

Long-term debt obligations	$-	$-	$-	$48,000	$48,000
Certificates of deposit	111,334	113,212	46,574	17,763	288,883
Operating lease obligations	70	516	429	4,548	5,563
Total contractual obligations	$111,404	$113,728	$47,003	$70,311	$342,446

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

MALVERN BANCORP, INC.

August 12, 2013	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

August 12, 2013	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer

