Form 10-K
period 2013-09-30
MALVERN BANCORP, INC.
filed 2013-12-19
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2013

or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of the 6,066,365 shares of the common stock of Malvern Bancorp, Inc. held by non-affiliates, based upon the closing price of $12.19 for the common stock on March 31, 2013, reported by the NASDAQ Stock Market, was approximately $73.9 million.  For the purpose of this calculation, shares held by the following persons who may be deemed affiliates have been excluded: directors and executive officers of the registrant (12 persons), 46,705 shares; the registrant’s employee stock ownership plan (“ESOP”), 258,217 shares; the Malvern Federal Savings Bank Employees’ Savings and Profit Sharing Plan, 75,139 shares; and the Malvern Federal Charitable Foundation, 112,047 shares. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 18, 2013 was 6,558,473.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN BANCORP, INC.
2013 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Bancorp, Inc. will be engaged. Malvern Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I.

Item 1.  Business.

General

On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”) completed the “second-step” conversion from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Federal Mutual Holding Company (the “Mutual Holding Company”) and Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”) ceased to exist.  Malvern Bancorp, Inc., a Pennsylvania company, became the holding company for the Bank and owner of all of the issued and outstanding shares of the common stock of Malvern Federal Saving Bank (the “Bank” or “Malvern Federal Savings”). In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp, Inc., were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former Mid-Tier Holding Company held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the new Malvern Bancorp, Inc. in the conversion and reorganization. The total shares outstanding upon completion of the stock offering and the exchange were approximately 6,558,473.  Treasury stock of the former Mid-Tier Holding Company was cancelled.

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

The Company is the successor to the Mid-Tier Holding Company and references to Malvern Bancorp or the Company include reference to the Mid-Tier Holding Company where applicable.

Malvern Federal Savings Bank is a federally chartered stock savings bank which was originally organized in 1887 and operates out of its headquarters in Paoli, Pennsylvania and eight full service financial center offices in Chester and Delaware Counties, Pennsylvania.  The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities.  The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh (the “FHLB”).  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings, provisions for loan losses and general operating expenses.  Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

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

The Bank is an active originator of residential home mortgage loans in our market area.  Historically, Malvern Federal Savings was a traditional thrift institution which emphasized the origination of loans secured by one-to four-family, or “single-family” residential real estate located in its market area.  Over five years ago, we decided to focus on increasing our originations of loans secured by non-residential or commercial real estate loans as well as construction and development loans and home equity loans and lines of credit.  Such loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.  However, commercial real estate loans, construction and development loans and home equity loans and lines of credit are all deemed to have a higher risk of default than single-family residential mortgage loans.

In October 2010, the Bank, the Mid-Tier Holding Company and the Mutual Holding Company entered into Supervisory Agreements (the “Supervisory Agreement(s)”) with the OTS.  As discussed above, the regulatory functions of the OTS have been transferred to the OCC, in the case of the Bank, and the FRB in the case of the Company.  Among other things, the terms of the Supervisory Agreements:

●	required us to develop a plan to reduce our problem assets;

●	required us to develop enhanced policies and procedures for identifying, monitoring and controlling the risk associated with concentrations of commercial real estate loans; and

●
required that an independent third party undertake reviews of our commercial real estate loans, construction and development loans, multi-family residential mortgage loans and commercial loans not less than once every six months.

In addition, as a result of the Supervisory Agreements, Malvern Federal Savings is subject to certain additional restrictions, including the following:

●	the Bank is required to provide the OCC (and, previously, the OTS) with prior notice of any new director or senior executive officer; and

●
the Bank may not enter into, renew, extend or revise any contractual arrangements related to compensation or benefits with any director or officer without receiving prior written non-objection from the OCC (and, previously, the OTS).

Initially, the Supervisory Agreement also prohibited us from making any new commercial real estate loans and/or commercial and industrial loans and required the Bank to limit its growth in any quarter to an amount not exceeding the interest credited on deposits, in each case without the prior written non-objection of the OCC.  In April 2013, we were advised that we were no longer subject to such restrictions on commercial real estate lending and commercial and industrial lending and on asset growth, provided that the level of loan growth remains consistent with our business plan filed with the OCC and meets the requirements of the Supervisory Agreement.  For additional information, see “- Regulation – The Supervisory Agreements.”

In October 2013, we announced the sale of a substantial portion of our problem loans in a bulk transaction to a single investor. The loans had an aggregate book balance of $20.4 million and were sold on October 4, 2013 at a loss of approximately $10.1 million. The subject loans were classified as held for sale at September 30, 2013, after taking charge-offs of $10.2 million in the aggregate to reflect the anticipated sale price of such loans. As a result, our consolidated statement of financial condition at September 30, 2013 includes such $10.4 million in loans as held for sale.  Such loans are not considered to be included in our loan portfolio at September 30, 2013.  The aggregate book balance of the loans held for sale at September 30, 2013 included approximately $11.2 million of non-accruing loans, $3.4 million of performing troubled debt restructurings (“TDRs”) and $5.8 million of classified and other loans. As a result of the loan sale, the Company has significantly improved its credit quality metrics.

The Bank also prepaid $20.0 million in advances from the Federal Home Loan Bank (the “FHLB”) of Pittsburgh during the month of September 2013 and incurred a $1.5 million prepayment penalty, which also is reflected in the results for the quarter and fiscal year ended September 30, 2013. The Company determined to prepay the FHLB advances, which had an average cost of 3.84% and maturity dates in mid- to late – 2018, in order to reduce its average cost of funds and improve its net interest spread and net interest margin in future periods. During the fourth quarter of fiscal 2013 we acquired $10.0 million in new FHLB advances with an average cost of 1.06% and maturities of two-to-three years.  The prepayment was funded with cash and equivalents currently yielding 0.25%.

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

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  Within our market area, we estimate that more than 79 other banks, credit unions and savings institutions are operating.  There are several larger commercial banks which have a significant presence in our market area including Wells Fargo Bank, PNC Financial, TD Bank and Susquehanna Bank.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At September 30, 2013, our net loan portfolio totaled $401.9 million or 66.8% of total assets.  Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. In light of the increased levels of our non-performing and problem assets in recent fiscal years, we have taken certain actions to strengthen and enhance our loan underwriting policies and procedures and our loan administration and oversight policies and procedures.  We have revised both our consumer loan policy and our commercial loan policy to strengthen certain of our minimum loan-to-value (“LTV”) ratios, maximum gross debt ratios and minimum debt coverage ratio policy requirements.  We have invested in and implemented software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance.  During the fiscal year ended September 30, 2011, we established a Credit Review Department.  Initially, the primary focus of the Credit Review Department was the resolution of our non-performing and other problem assets. During the fiscal year ended September 30, 2012, the Credit Review Department was expanded to also serve as an integral component in the loan approval process with the implementation of improved controls for the loan underwriting and annual review processes, primarily for commercial lending. Our Chief Credit Officer, who heads the Credit Review Department, also is the Chairman of the Malvern Federal Savings Bank Loan Committee. In addition, during the September 2013 quarter, the Bank hired an experienced commercial credit loan manager, who is responsible for the implementation, monitoring and control of the approval processes and controls with an emphasis on commercial lending. An additional commercial credit analyst was also hired in July 2013 as added support for commercial lending.

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

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.  In addition to total loans in portfolio, which amounted to $404.7 million at September 30, 2013, we held $10.4 million of loans held for sale at such date.

	September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage	$239,900	59.3%	$231,803	50.2%	$229,330	44.7%	$230,966	41.8%	$252,308	42.4%
Construction and Development:
Residential and commercial	6,672	1.6	20,500	4.4	26,005	5.0	30,429	5.5	37,508	6.3
Land loans	2,439	0.6	632	0.1	2,722	0.6	2,989	0.6	3,237	0.6
Total construction and development loans	9,111	2.2	21,132	4.5	28,727	5.6	33,418	6.1	40,745	6.9
Commercial:
Commercial real estate	70,571	17.4	112,199	24.3	131,225	25.5	143,095	25.9	142,863	24.0
Multi-family	1,971	0.5	2,087	0.5	5,507	1.1	6,493	1.2	9,613	1.6
Other	5,573	1.4	7,517	1.6	10,992	2.1	11,398	2.1	15,647	2.6
Total commercial loans	78,115	19.3	121,803	26.4	147,724	28.7	160,986	29.2	168,123	28.2
Consumer:
Home equity lines of credit	20,431	5.0	20,959	4.5	20,735	4.0	19,927	3.6	19,149	3.2
Second mortgages	54,532	13.5	65,703	14.2	85,881	16.8	105,825	19.1	113,943	19.1
Other	2,648	0.7	762	0.2	788	0.2	1,086	0.2	1,143	0.2
Total consumer loans	77,611	19.2	87,424	18.9	107,404	21.0	126,838	22.9	134,235	22.5
Total loans	404,737	100.0%	462,162	100.0%	513,185	100.0%	552,208	100.0%	595,411	100.0%

Deferred loan costs net	2,210		2,420		2,935		3,272		3,872
Allowance for loan losses	(5,090)		(7,581)		(10,101)		(8,157)		(5,718)
Loans receivable, net	$401,857		$457,001		$506,019		$547,323		$593,565
5

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed-Rate Loans:
Residential mortgage	$229,466	56.7%	$215,599	46.7%	$211,405	41.2%	$201,285	36.4%	$227,712	38.2%
Construction and Development:
Residential and commercial	--	--	3,245	0.7	4,250	0.8	968	0.2	5,382	0.9
Land loans	--	--	--	--	1,376	0.3	1,312	0.3	1,558	0.3
Total fixed-rate construction and development loans	--	--	3,245	0.7	5,626	1.1	2,280	0.5	6,940	1.2
Commercial:
Commercial real estate	27,731	6.9	38,041	8.2	40,231	7.8	40,833	7.4	56,126	9.4
Multi-family	1,634	0.4	1,671	0.4	932	0.2	950	0.2	3,519	0.6
Other	1,334	0.3	1,442	0.3	1,643	0.3	1,733	0.3	3,798	0.6
Total fixed-rate commercial loans	30,699	7.6	41,154	8.9	42,806	8.3	43,516	7.9	63,443	10.6
Consumer:
Home equity lines of credit	--	--	--	--	--	--	--	--	--	--
Second mortgages	54,532	13.5	65,671	14.2	85,881	16.8	105,825	19.1	113,943	19.1
Other	481	0.1	470	0.1	552	0.1	822	0.1	867	0.2
Total fixed-rate consumer loans	55,013	13.6	66,141	14.3	86,433	16.9	106,647	19.2	114,810	19.3
Total fixed-rate loans	$315,178	77.9	$326,139	70.6	$346,270	67.5	$353,728	64.0	$412,905	69.3
Adjustable-Rate Loans:
Residential mortgage	$10,434	2.6%	$16,204	3.5%	$17,925	3.5%	$29,681	5.4%	$24,596	4.1%
Construction and Development:
Residential and commercial	6,672	1.6	17,255	3.7	21,755	4.2	29,461	5.3	32,126	5.4
Land loans	2,439	0.6	632	0.1	1,346	0.3	1,677	0.3	1,679	0.3
Total adjustable-rate construction and development loans	9,111	2.2	17,887	3.8	23,101	4.5	31,138	5.6	33,805	5.7
Commercial:
Commercial real estate	42,840	10.5	74,158	16.1	90,994	17.7	102,262	18.5	86,737	14.6
Multi-family	337	0.1	416	0.1	4,575	0.9	5,543	1.0	6,094	1.0
Other	4,239	1.1	6,075	1.3	9,349	1.8	9,665	1.8	11,849	2.0
Total adjustable-rate commercial loans	47,416	11.7	80,649	17.5	104,918	20.4	117,470	21.3	104,680	17.6
Consumer:
Home equity lines of credit	20,431	5.0	20,959	4.5	20,735	4.0	19,927	3.6	19,149	3.2
Second mortgages	--	--	32	--	--	--	--	--	--	--
Other	2,167	0.6	292	0.1	236	0.1	264	0.1	276	0.1
Total adjustable-rate consumer loans	22,598	5.6	21,283	4.6	20,971	4.1	20,191	3.7	19,425	3.3
Total adjustable-rate loans	$89,559	22.1%	$136,023	29.4%	$166,915	32.5%	$198,480	36.0%	$182,506	30.7%
Total loans	$404,737	100.0%	$462,162	100.0%	$513,185	100.0%	$552,208	100.0%	$595,411	100.0%

Loan Maturity. The following table presents the contractual maturity of our loans held in portfolio at September 30, 2013.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.  This table also does not include loans held for sale.

		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land Loans	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Total
	(In thousands)

Amounts due in:

One year or less	$41	$5,272	$237	$3,563	$-	$897	$-	$82	$27	$10,119
After one year through two years	297	1,400	2,202	5,469	891	73	-	145	57	10,534
After two years through three years	1,230	-	-	4,503	31	58	44	344	94	6,304
After three years through five years	6,510	-	-	16,646	76	485	-	1,146	2,047	26,910
After five years through ten years	26,055	-	-	34,015	742	1,779	-	15,593	47	78,231
After ten years through fifteen years	55,075	-	-	4,085	51	1,231	3,796	20,416	4	84,658
Beyond fifteen years	150,692	-	-	2,290	180	1,050	16,591	16,806	372	187,981
Total	$239,900	$6,672	$2,439	$70,571	$1,971	$5,573	$20,431	$54,532	$2,648	$404,737
Interest rate terms on amounts due after one year:
Fixed rate	$229,425	$-	$-	$26,551	$1,634	$1,237	$-	$54,450	$456	$313,753
Adjustable rate	10,434	1,400	2,202	40,457	337	3,439	20,431	-	2,165	80,865
Total	$239,859	$1,400	$2,202	$67,008	$1,971	$4,676	$20,431	$54,450	$2,621	$394,618

Loan Originations, Purchases and Sales.  Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily using our four loan originators and new customers obtained from referrals as well as local advertising and promotional efforts.  In addition, we rely on a network of approximately eight mortgage brokers with respect to production of new single-family residential mortgage loans, second mortgage loans and home equity lines of credit.  We receive applications from such brokers on standardized documents meeting Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) guidelines and, if we determine to acquire loans from such brokers, they are underwritten and approved pursuant to the policies and procedures of Malvern Federal Savings Bank.  Depending upon our arrangements with the particular broker, loans obtained from our broker network are classified either as “purchased,” when the broker provides the loan funds at closing and closes the loan in its name, or as “originated,” when Malvern Federal Savings Bank disburses the loan funds at closing and the documents reflect the Bank as the lender.  Single-family residential mortgage loan applications and consumer loan applications are taken at any Malvern Federal Savings Bank branch office.  We also accept internet applications submitted to our website.  Applications for other loans typically are taken personally by our loan officers or business development officers, although they may be received by a branch office initially and then referred to one of our loan officers or business development officers.  All loan applications are processed and underwritten centrally at our main office.

All of our single-family residential mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae.  We also utilize an automated loan processing and underwriting software system for our new single-family residential mortgage loans.  Property valuations of loans secured by real estate are undertaken by an independent third-party appraiser approved by our board of directors.  We do not originate, and at September 30, 2013, we had no sub-prime loans in our portfolio.

In addition to originating loans, we may consider purchasing participation interests in larger balance loans, typically commercial real estate or construction and development loans, from other financial institutions in our market area.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  We actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  At September 30, 2013, the largest loan participation interests from other institutions were comprised of loans to four borrowers and their affiliates, which had an aggregate outstanding balance of approximately $1.8 million at such date.

We occasionally sell whole loans or participation interests in loans we originate.  We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of the Bank’s unimpaired capital and surplus or $10.4 million at September 30, 2013.  At September 30, 2013, our five largest outstanding loans to one borrower and related entities amounted to $4.2 million, $3.4 million, $3.2 million, $3.1 million and $2.3 million, respectively, and all of such loans were performing in accordance with their terms and complied with our loan-to-one borrower limit.  In addition, in an effort to improve our interest rate risk exposure, on occasion, we sell long-term (15, 20 or 30 year term) fixed-rate single family residential mortgage loans to Freddie Mac, Fannie Mae and the Federal Home Loan Bank Mortgage Partnership Finance Program, while retaining the loan servicing rights for such loans.  We receive a fee for continuing to service such loans when they are sold, and such fees are recorded as non-interest income.  As previously indicated, in order to improve our credit quality, we undertook a bulk sale of problem loans in October 2013. The loans designated for sale had an aggregate book balance of $20.4 million at September 30, 2013.  Charge-offs of $10.2 million in the aggregate were taken to reflect the anticipated sales price of such loans, and we transferred the loans to held for sale status with an aggregate carrying value of $10.4 million at September 30, 3013. The loans classified as held for sale are not considered to be in our “portfolio” of loans at September 30, 2013. The bulk loan sale was completed on October 4, 2013 (although $2.5 million of the purchase price was held in escrow for a 30 day period to address unknown items or loans which the purchaser had the ability to return to us during the escrow period. Subsequent to September 30, 2013, the purchaser of the loans in the bulk sale transaction exercised its right to return one loan to us, a participation interest in a non-accruing commercial construction loan which had a $1.1 million book balance at September 30, 2013. This loan will be returned to portfolio as of December 31, 2013 at no additional loss. Due to a $596,000 principal payment received on the returned loan subsequent to September 30, 2013, the current book balance of the loan is approximately $484,000.  The bulk sale of the loans has been completed and no additional loans are expected to be returned to us as the time period for any returns of additional loans or any other adjustments from the amount held back has now expired.

The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Total gross loans at beginning of period	$462,162	$513,185	$552,208
Transfer to loans held for sale(1)	(10,367)	-	-
Originations by type:
Residential mortgage	85,427	39,213	35,378
Construction and Development(2):
Residential and commercial	5,549	4,961	3,890
Land loans	2,202	-	36
Commercial:
Commercial real estate	723	3,831	3,146
Multi-family	335	221	494
Other	952	1,322	3,426
Consumer:
Home equity lines of credit(2)	10,451	10,813	11,289
Second mortgages	6,846	1,426	6,719
Other	2,559	684	608
Total originations	115,044	62,471	64,986
Principal Repayments:
Residential mortgage	66,416	49,872	54,691
Construction and Development:
Residential and commercial	14,052	10,425	7,750
Land loans	394	1,923	235
Commercial:
Commercial real estate	32,141	21,112	7,387
Multi-family	400	3,146	1,335
Other	2,460	4,779	3,542
Consumer:
Home equity lines of credit	10,571	10,917	10,034
Second mortgages	18,659	25,653	28,848
Other	655	709	882
Total principal repayments	145,748	128,536	114,704
Net loan originations and principal repayments	(30,704)	(66,065)	(49,718)
Purchases:
Residential mortgage(3)	27,724	25,914	27,683
Construction and Development:
Residential and commercial	312	-	125
Commercial:
Commercial real estate	618	-	-
Consumer:
Home equity lines of credit	113	361	-
Second mortgages	2,293	4,626	4,560
Total purchased	31,060	30,901	32,368
Sales:
Residential mortgage	(27,763)	(10,671)	-
Construction and Development:
Residential and commercial	(1,707)
Other adjustments, net(4)	(17,944)	(5,188)	(21,673)
Net increase (decrease)	(57,425)	(51,023)	(39,023)
Total gross loans in portfolio at end of period	$404,737	$462,162	$513,185

(1)  Reflects fair market value of loans transferred to held for sale status at September 30, 2013 in connection with our bulk sale of loans.
(2)  Origination amounts for construction and development loans and line of credit loans reflect disbursements of loan proceeds during the period, although loans may have been originated in a prior period.
(3)  Includes purchases of loans from our network of loan brokers.
(4)  Reflects non-cash items related to transfers of loans to other real estate owned, recoveries and charge-offs.

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

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2013, $239.9 million, or 59.3%, of our total loans in portfolio consisted of single-family residential mortgage loans.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  Applications for one- to four-family residential mortgage loans are taken by our loan origination officers  and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate.  We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.  However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years.  At September 30, 2013, $10.4 million, or 4.4%, of our one- to four-family residential loans consisted of ARM loans.  Occasionally, we also offer “balloon” loans which are amortized on a 30 year schedule but become due at the fifth or seventh anniversary, bi-weekly mortgage loans and, until August 2008, for borrowers with credit scores exceeding 700, no income/no asset (“NINA”) loans.  Our NINA loans amounted to $1.4 million in the aggregate at September 30, 2013.  None of our NINA loan were impaired or on non-accrual status at September 30, 2013.

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

Construction and Development Loans. The amount of our outstanding construction and development loans in portfolio decreased to $9.1 million or 2.2% of total loans at September 30, 2013 from $21.1 million or 4.5% of total loans as of September 30, 2012. In addition to normal amortization and payoffs, the reduction of the outstanding balance of our construction loans in portfolio at September 30, 2013 compared to September 30, 2012 primarily reflects the net transfer of $4.3 million, after charge-offs of $4.1 million, of construction loans to held for sale status at September 30, 2013. In October 2009, we ceased originating any new construction and development loans, with certain limited exceptions.  However, during fiscal 2014, we expect to resume originating construction loans to builders and developers in our market area, on a relatively modest basis consistent with our business plan filed with the OCC.  Our only new construction loans which we have made since we entered into the Supervisory Agreements in October 2010 have consisted of single-family residential construction loans which, by their terms, convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm.” loans).  We had 12 of such construction/perm loans in portfolio with an aggregate outstanding balance of $3.6 million at September 30, 2013.  During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed.  Upon the earlier of the completion of construction or one year, these loans automatically convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans. We generally limit construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank.

Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.  At September 30, 2013, all of our construction loans had variable rates of interest and 69.3% of such loans had two years or less in their remaining terms to maturity at such date.

Our current portfolio of construction loans generally have a maximum term to maturity of one year (for individual, owner-occupied dwellings), and loan-to-value ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally, a limit of two unsold homes (one model home and one speculative home) is placed per project.

Prior to committing to a construction loan, we require that an independent appraiser prepare an appraisal of the property.  Each project also is reviewed and inspected at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion and monthly payment of interest is required on all construction loans.

Our construction loans also include loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines).  We typically made these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and were limited to a loan-to-value ratio not exceeding 75% of the appraised value at the time of origination. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released.  We limited loans of this type to our market area and to developers with whom we had established relationships. In most cases, we also obtained personal guarantees from the borrowers.

Our loan portfolio included three loans secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $2.4 million, constituting 0.6% of total loans, at September 30, 2013.

Construction and development loans generally are considered to involve a higher level of risk than one-to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. At September 30, 2013, the amounts outstanding on our five largest residential construction loans in portfolio were approximately $641,000, $539,000, $532,000, $480,000 and $471,000, respectively.  At September 30, 2013, we only had one commercial construction or development loan in portfolio for approximately $1.5 million.  The average size of our construction loans was approximately $380,000 at September 30, 2013.  Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals.  At September 30, 2013, $220,000, or 4.3%, of our allowance for loan losses was attributed to construction and development loans. We had no non-performing construction and development loans in portfolio at September 30, 2013 compared to $3.8 million at September 30, 2012.  During the fiscal year ended September 30, 2013, we charged off a total of $5.9 million in construction and development loans of which $4.1 million is related to the transfer of $4.3 million to held for sale status at September 30, 2013.  See “Asset Quality – Non-Performing Loans and Real Estate Owned.”  In addition to our non-performing construction and development loans, at September 30, 2013 and 2012, we had $446,000 and $1.1 million, respectively, in construction and development loans that were performing troubled debt restructurings.

Commercial Lending.  In August 2010, the Company generally ceased originating or acquiring new commercial real estate, multi-family real estate mortgage loans, or commercial business loans.  The Supervisory Agreement, which became effective in October 2010, prohibited the Bank from originating or purchasing any new commercial real estate loans or commercial and industrial loans except for refinancing, extending or modifying existing loans where no new funds are advanced and except with the prior written non-objection of the OCC.

As a result of the OCC’s determination in April 2013 to remove the restrictions on commercial lending as well as enhancements made to our commercial loan policies, approval and underwriting processes, as well as the addition of experienced personnel in the Credit Review department, we intend to resume commercial real estate and business lending during fiscal 2014, subject to the levels of growth reflected in our business plan submitted to the OCC.

At September 30, 2013, our loans in portfolio secured by commercial real estate amounted to $70.6 million and constituted 17.4% of our total loans at such date.  During the year ended September 30, 2013, the commercial real estate loan portfolio decreased by an aggregate of $41.6 million, or 37.1% due primarily to our ceasing, with certain exceptions, originations of new commercial real estate loans and the sale of commercial real estate problem loans.  In addition to loan payoffs and normal amortization, the reduction of our commercial loan portfolio during fiscal 2013 reflects aggregate charge-offs of $6.3 million of commercial real estate loans, the transfer of $10.5 million (after charge-offs) of commercial real estate loans to held for sale status and the transfer of $1.1 million in commercial real estate loans to other real estate owned (“REO”) during the fiscal year ended September 30, 2013.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area.  Loans in our commercial real estate portfolio tend to be in an amount less than $3.0 million, but some exceed that amount. At September 30, 2013, the average amount outstanding on our commercial real estate loans in portfolio was $183,000.  The five largest commercial real estate loans in portfolio outstanding were $4.2 million, $3.2 million, $3.1 million, $3.1 million and $1.9 million at September 30, 2013. During the year ended September 30, 2013, the average yield on our commercial real estate loans was 5.0% compared to 4.1% for our single-family residential mortgage loans.  Commercial real estate loans are much more likely to have adjustable interest rates than single-family residential mortgage loans, which adds to the interest rate sensitivity of commercial real estate loans and makes them attractive.  At September 30, 2013, approximately 60.7% of our commercial real estate loans in portfolio had adjustable interest rates compared to 4.4% of our single-family residential mortgage loans with adjustable rates at such date.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with monthly amortization not greater than 25 years and loan-to-value ratios of not more than 75%. Interest rates are either fixed or adjustable, based upon the prime rate plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan.  Prepayment fees are charged on most loans in the event of early repayment. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

At September 30, 2013, our loan portfolio included six loans with an aggregate book value of $2.0 million secured by multi-family (more than four units) properties, constituting 0.5% of our total loans at such date.  These loans are for properties located in Chester County and Delaware County, Pennsylvania, respectively.  As of September 30, 2013, we had no non-accruing multi-family loans.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  As of September 30, 2013, none of our commercial real estate mortgage loans held in portfolio were on non-accrual status but an aggregate of $377,000 of our commercial real estate loans at such date were classified for regulatory reporting purposes as substandard.  See “Asset Quality – Asset Classification.”  As of September 30, 2013, $1.7 million, or 33.9% of our allowance for loan losses was allocated to commercial real estate mortgage loans.  In addition, at September 30, 2013 we held $1.9 million of real estate owned which was acquired from foreclosures on, or our acceptance of a deed-in-lieu of foreclosure, on commercial real estate loans.  See “Asset Quality – Non-Performing Assets and Real Estate Owned.”  None of our commercial real estate loans held in portfolio were deemed performing troubled debt restructurings at September 30, 2013 as compared to $6.0 million at September 30, 2012.

At September 30, 2013, we had $5.6 million in commercial business loans (1.4% of gross loans outstanding) in portfolio. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area.  The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.  At September 30, 2013, the average balance of our commercial business loans was $70,000.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans.  As of September 30, 2013, we had no non-accruing commercial business loans in portfolio. At such date, $59,000 or 1.2% of the allowance for loan losses was allocated to commercial business loans.

In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, our practice in recent periods is to impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125%.  We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer loans amounted to $77.6 million or 19.2% of our total loan portfolio at September 30, 2013.  The largest components of our consumer loans are loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $54.5 million at September 30, 2013, and home equity lines of credit, which amounted to $20.4 million at such date.  Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising and, with respect to second mortgages and home equity lines of credit, through our broker network.

Our home equity lines of credit are variable rate loans tied to the prime rate.  Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods.  Our second mortgages have a maximum term to maturity of 20 years.  Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence.  However, our security generally consists of a second lien on the property.  Our lending policy provides that our home equity loans have loan-to-value ratios of 85% or less when combined with any Malvern Federal Savings Bank’s first mortgage.  Our lending policy also provides that our home equity loans have loan-to-value ratios of 75% or less when combined with any first mortgage with any other financial institution.  The maximum loan-to-value ratio on our home equity lines of credit is 75%, when Malvern Federal Savings has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 70%, when the Bank does not have the first mortgage. At September 30, 2013, the unused portion of our home equity lines of credit was $13.9 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral.  In the year ended September 30, 2013, we charged-off $1.1 million of consumer loans. We are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses. As of September 30, 2013, we had an aggregate of $606,000 of non-accruing second mortgage loans and home equity lines of credit, representing an improvement of $156,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2012.  At September 30, 2013, $762,000 of our consumer loans were classified as substandard and we had no doubtful consumer loans.  At September 30, 2013, an aggregate of $1.6 million of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

Loan Approval Procedures and Authority. Our board of directors establishes the Bank’s lending policies and procedures.  Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors.  All loan modifications must be approved by our board of directors.

All loans in excess of $417,000 and all loans which are approved as an exception to our standard loan underwriting policies and procedures must be approved by the Bank’s Board of Directors after such loans are recommended for approval by the Property and Loan Committee of the Board of Directors.  Our Chief Lending Officer is authorized to approve residential mortgage loans up to $417,000.  Commercial loans in amounts up to $200,000 must be approved by the Director of Commercial Banking, plus the Senior Commercial Loan Portfolio Manager. Commercial loans in excess of $200,000 must be approved by two designated officers plus the Chief Lending Officer and the Commercial Loan Committee. The consumer loans in excess of $100,000 but not exceeding $200,000 must be approved by a designated consumer loan officer and our Chief Lending Officer. Consumer loans under $100,000 can be approved by one designated loan officer.

Asset Quality

General.  One of our key goals in fiscal 2013 was to continue to improve asset quality. Accordingly, as previously discussed we entered into the previously described agreement to sell a substantial portion of our problem loans in a bulk sale transaction.  As a result of the bulk sale transaction, which was completed in October 2013, we transferred non-accruing loans with an aggregate book balance of $11.2 million (before charge-offs of $5.5 million) and performing TDRs with an aggregate book balance of $3.4 million (before charge-offs of $1.4 million) to held for sale status as of September 30, 2013.

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

We account for our impaired loans under accounting principles generally accepted in the United States of America (“U.S. GAAP”).  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial and construction loans are individually evaluated for impairment.  Our impaired loans in portfolio amounted to $3.2 million and $13.2 million at September 30, 2013 and 2012, respectively.

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

We review and classify assets on a monthly basis and the board of directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above. Assets in our portfolio classified as “substandard” amounted to $8.5 million, including $4.0 million of other real estate owned, at September 30, 2013 compared to $40.2 million, in the aggregate, including $4.6 million of other real estate owned, at September 30, 2012. We had no assets classified doubtful at September 30, 2013 compared to $351,000 at September 30, 2012. Assets designated as ?special mention? totaled $3.8 million at September 30, 2013 compared to $7.7 million at September 30, 2012. We attribute the improvement in the aggregate amount of our classified assets and assets designated special mention primarily to $14.3 million in charge-offs and the transfer of classified and criticized loans with an aggregate book balance of $19.6 million (before charge-offs) to held-for-sale as well as our enhanced loan monitoring, collection and charge-off efforts combined with the reductions in the size of our loan portfolio and our holdings of other real estate owned. We had no loans classified as loss at September 30, 2013 or 2012.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.  The table does not include loans held for sale at September 30, 2013.

	At September 30, 2013 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Day and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in thousands)
Residential mortgage	8	$1,021	41.8%	11	$1,295	68.1%	19	$2,316	53.3%
Commercial:
Commercial real estate	2	155	6.3	-	-	-	2	155	3.6
Consumer:
Home equity lines of credit	-	-	-	2	34	1.8	2	34	0.8
Second mortgages	18	1,262	51.7	12	572	30.1	30	1,834	42.2
Other	3	5	0.2	-	-	-	3	5	0.1
Total	31	$2,443	100.0%	25	$1,901	100.0%	56	$4,344	100.0%

	At September 30, 2012 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Day and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in thousands)
Residential mortgage	7	$1,402	30.9%	14	$3,540	36.3%	21	$4,942	34.6%
Construction and Development:
Residential and commercial	-	-	-	7	3,788	38.8	7	3,788	26.5
Commercial:
Commercial real estate	2	1,778	39.1	2	1,458	15.0	4	3,236	22.6
Other	-	-	-	1	201	2.1	1	201	1.4
Consumer:
Home equity lines of credit	2	220	4.8	1	23	0.2	3	243	1.7
Second mortgages	17	1,140	25.1	9	739	7.6	26	1,879	13.2
Other	4	4	0.1	-	-	-	4	4	-
Total	32	$4,544	100.0%	34	$9,749	100.0%	66	$14,293	100.0%

The table below sets forth information on our classified assets and assets designated special mention held in portfolio at the dates indicated.  The table does not include loans held for sale at September 30, 2013.

	September 30,
	2013	2012	2011
	(In thousands)
Classified assets:
Substandard(1)	$8,482	$40,226	$39,860
Doubtful	-	351	1,095
Loss	-	-	-
Total classified assets	8,482	40,577	40,955
Special mention assets	3,816	7,657	12,685
Total classified and special mention assets	$12,298	$48,234	$53,640

(1)  Includes other real estate owned of $4.0 million, $4.6 million and $8.3 million, at September 30, 2013, 2012 and 2011, respectively.

Our total classified assets plus assets designated as special mention (assets designated special mention are assets which do not currently expose the institution to risk sufficient to warrant classification as substandard, doubtful or loss but which are deemed to have certain weaknesses) held in portfolio amounted to $12.3 million at September 30, 2013 compared to $48.2 million at September 30, 2012. Our total classified assets were $8.5 million at September 30, 2013 compared to $40.6 million at September 30, 2012.  This substantial decrease was primarily driven by the transfer of certain loans to held for sale status at September 30, 2013.  Other items included in the decrease are short sales, charge-offs and transfer of loans to REO which subsequently have been sold during fiscal-end 2013. The bulk loan sale included $9.8 million (after charge-offs of $9.2 in the aggregate) of loans classified substandard and $265,000 (after charge-offs of $313,000 in the aggregate) of loans deemed to be special mention.

Non-Performing Loans and Real Estate Owned.  The following table sets forth non-performing assets and performing troubled debt restructurings held in our portfolio which are neither non-accruing nor more than 90 days past due and still accruing in our portfolio at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest for the periods shown.  Troubled debt restructurings are loans which are modified in a manner constituting a concession to the borrower, such as forgiving a portion of interest or principal making loans at a rate materially less than that of market rates, when the borrower is experiencing financial difficulty.  The table does not include loans held for sale at September 30, 2013. At September 30, 2013, our loans held for sale included $11.2 million in non-accruing loans and $3.4 million in performing TDRs.

	September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$1,295	$3,540	$2,866	$8,354	$3,809
Construction and Development:
Residential and commercial	-	3,788	6,617	1,393	7,086
Commercial:
Commercial real estate	-	1,458	1,765	4,476	785
Multi-family	-	-	-	1,093	-
Other	-	201	229	-	35
Consumer:
Home equity lines of credit	34	23	61	457	407
Second mortgages	572	739	1,377	4,085	2,072
Other	-	-	-	3	1
Total non-accruing loans	1,901	9,749	12,915	19,861	14,195
Accruing loans delinquent more than 90 days past due	-	-	-	-	-
Real estate owned and other foreclosed assets:
Residential mortgage	725	1,262	3,872	1,538	1,568
Construction and Development:
Residential and commercial	675	-	-	1,085	196
Commercial:
Commercial real estate	1,929	2,405	4,415	2,602	4,006
Multi-family	81	486	-	70	-
Other	174	-	34	20	20
Consumer:
Second mortgages	378	441	-	-	85
Total	3,962	4,594	8,321	5,315	5,875
Total non-performing assets	$5,863	$14,343	$21,236	$25,176	$20,070
Performing troubled debt-restructurings:
Residential mortgage	-	864	1,049	2,277	-
Construction and Development:
Residential and commercial	209
Land loans	237	1,148	1,160	1,170	-
Commercial:
Commercial real estate	-	6,000	7,919	7,742	25
Multi-family	-	-	-	612	-
Other	900	175	175	175	-
Consumer:
Home equity lines of credit	-	-	37	-	-
Total performing troubled debt restructurings	1,346	8,187	10,340	11,976	25
Total non-performing assets and performing troubled debt restructurings	$7,209	$22,530	$31,576	$37,152	$20,095
Ratios:
Total non-accrual loans as a percent of gross loans	0.47%	2.11%	2.52%	3.60%	2.38%
Total non-performing assets as a percent of total assets	0.97%	2.01%	3.19%	3.49%	2.90%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	1.20%	3.17%	4.74%	5.16%	2.91%

At September 30, 2013, our total non-performing assets in our portfolio amounted to $5.9 million, a reduction of $8.4 million, or 59.1% compared to our total non-performing assets at September 30, 2012.  This substantial decrease was primarily driven by the transfer of $11.2 million of non-performing loans to available for sale at September 30, 2013 and $5.5 million in aggregate charge-offs with respect to such loans held for sale.  The bulk sale included non-performing loans in the amount of $11.2 million and $3.4 million of performing troubled debt restructurings. At September 30, 2013, the Company’s total non-accruing loans in portfolio amounted to $1.9 million, or 0.47% of total loans, compared to $9.7 million of non-accruing loans, or 2.11% of total loans, at September 30, 2012.  Included in our non-accrual loans in portfolio at September 30, 2013 were 11 non-accruing single-family residential mortgage loans with an aggregate outstanding balance of $1.3 million at such date, and 14 non-accruing second mortgage loans and home equity loans, with an aggregate outstanding balance of $606,000.

For the year ended September 30, 2013, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $131,000.  The amount that was included in interest income on such loans was $35,000 for the year ended September 30, 2013.

Our non-performing assets include REO in addition to non-performing loans.  At September 30, 2013, our total REO amounted to $4.0 million, a decrease of $632,000 compared to total REO at September 30, 2012. The $632,000 decrease in REO at September 30, 2013 compared to September 30, 2012, was due to $4.6 million of loans transferred to REO, $3.6 million of sales of REO, at a net gain of $331,000, and $1.6 million in reductions to REO fair values which are reflected in other REO expense during fiscal 2013. Our REO at September 30, 2013 included the following significant items.

●
Two commercial mixed-use (retail space and apartments) properties located in Pottstown, Pennsylvania were acquired as REO in July 2012. Once the properties were acquired, we retained a property management company to manage the properties. We recorded $44,000 in write-downs during fiscal 2012. As a result of updated appraisals received during fiscal 2013, as well as a result of an agreement of sale, we recorded an aggregate of $472,000 in write-downs during fiscal 2013. The carrying amount of these properties was $788,000 at September 30, 2013. In November 2013, these properties were sold at no additional loss.

●
One commercial property (retail and office rental space) located in Drexel Hill, Pennsylvania which previously secured three commercial construction and development loans to one borrower with an aggregate carrying value of $801,000 at the time of being transferred to REO in June 2013 (which was net of $663,000 in charge-offs to the allowance for loan losses taken on the loans prior to being transferred to REO). In addition, we recorded $126,000 in additional write-downs during fiscal 2013. The aggregate carrying value of this property was $675,000 at September 30, 2013. This property was sold in November 2013 at a slight gain of $25,000.

●
Three commercial real estate mixed use properties (light industrial and warehouse/office space) located in Delaware County, Pennsylvania. The aggregate carrying value of these properties at the time of being acquired as REO in September 30, 2013 was $857,000. This was net of $329,000 in charge-offs to the allowance for loan losses taken on the loans, in addition to a $314,000 principal repayment, during fiscal year 2013. These properties are currently being marketed for sale.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty.  Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured.  At September 30, 2013 our total performing troubled debt restructurings in portfolio amounted to $1.3 million compared to $8.2 million of performing troubled debt restructurings at September 30, 2012.  Our bulk loan sale included $3.4 million ($2.0 million after charge-offs) in performing troubled debt restructurings, which was the primary reason for the decrease at September 30, 2013 compared to September 30, 2012.

A significant portion of our performing troubled debt restructurings at September 30, 2013 included four loans to one borrower with a carrying value of $1.1 million for the development of two residential building lots and one commercial building lot located in Chester County, Pennsylvania. The borrower has always made payments in a timely manner, however, the relationship has been classified as a performing troubled-debt restructure due to the most recent two year extension which requires interest only payments and a significant period of deferred principal payments. Due to the sufficient collateral position of the project, no reserve for impairment was required as of September 30, 2013 and no additional loss is expected from this relationship.

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

Our provision for loan losses was $11.2 million for the fiscal year ended September 30, 2013 compared to $810,000 in the year ended September 30, 2012.  The substantial increase in the provision was due primarily by the bulk sale of problem loans in October 2013.  The sale included non-performing loans in the amount of $11.2 million and $3.4 million of performing troubled debt restructurings and $5.8 million of classified and other loans. As a result, $10.2 million in charge-offs were taken on loans designated for sale at September 30, 2013 in order to reflect their fair value.  During the fiscal year ended September 30, 2013, our total net charge-offs to the allowance for loan losses amounted to $13.7 million compared to $3.3 million during fiscal year ended September 30, 2012.

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

The following table sets forth an analysis of our allowance for loan losses.

	September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$7,581	$10,101	$8,157	$5,718	$5,505
Provision for loan losses	11,235	810	12,392	9,367	2,280
Charge-offs:
Residential mortgage	994	1,367	2,478	824	124
Construction and Development:
Residential and commercial	5,768	826	1,307	4,133	-
Land	99	-	-	-	-
Commercial:
Commercial real estate	6,315	951	2,460	927	1,760
Multi-family	-	113	164	525	-
Other	94	88	278	-	-
Consumer:
Home equity lines of credit	-	72	166	168	-
Second mortgages	1,042	1,184	3,691	334	153
Other	9	22	6	22	60
Total charge-offs	14,321	4,623	10,550	6,933	2,097
Recoveries:
Residential mortgage	199	-	1	-	-
Construction and Development:
Residential and commercial	-	1,139	-	-	25
Commercial:
Commercial real estate	117	5	1	-	-
Multi-family	-	-	1	1	-
Other	23	2	5	-	-
Consumer:
Home equity lines of credit	17	2	3	-	-
Second mortgages	235	141	82	-	-
Other	4	4	9	4	5
Total recoveries	595	1,293	102	5	30
Net charge-offs	13,726	3,330	10,448	6,928	2,067
Balance at end of period	$5,090	$7,581	$10,101	$8,157	$5,718
Ratios:
Ratio of allowance for loan losses to non-accrual loans in portfolio	267.75%	77.76%	78.21%	41.07%	40.28%
Ratio of net charge-offs to average loans outstanding in portfolio	3.12%	0.70%	1.97%	1.19%	0.35%
Ratio of net charge-offs to total allowance for loan losses	269.67%	43.93%	103.43%	84.93%	36.15%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	2013			2012			2011			2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage	$1,414	27.8%	59.3%	$1,487	19.6%	50.2%	$1,458	14.4%	44.7%	$1,555	19.1%	41.8%	$1,307	22.9%	42.4%
Construction and Development:
Residential and commercial	164	3.2	1.6	724	9.6	4.4	1,627	16.1	4.9	689	8.4	5.5	1,558	27.3	6.3
Land loans	56	1.1	0.6	11	0.2	0.1	49	0.5	0.6	63	0.8	0.6	57	1.0	0.6
Commercial:
Commercial real estate	1,726	33.9	17.4	3,493	46.1	24.3	4,176	41.4	25.7	2,741	33.6	25.9	1,244	21.8	24.0
Multi-family	40	0.8	0.5	10	0.1	0.5	49	0.5	1.1	191	2.3	1.2	48	0.8	1.6
Other	59	1.2	1.4	226	3.0	1.6	317	3.1	2.1	303	3.7	2.1	298	5.2	2.6
Consumer:
Home equity lines of credit	137	2.7	5.0	160	2.1	4.5	220	2.2	4.0	284	3.4	3.6	284	4.9	3.2
Second mortgages	1,393	27.4	13.5	1,389	18.3	14.2	2,154	21.3	16.7	2,264	27.8	19.1	889	15.6	19.1
Other	22	0.4	0.7	16	0.1	0.2	16	0.2	0.2	22	0.3	0.2	25	0.4	0.2
Total allocated	5,011	98.5	100.0	7,516	99.1	100.0	10,066	99.7	100.0	8,112	99.4	100.0	5,710	99.9	100.0
Unallocated	79	1.5	-	65	0.9	-	35	0.3	-	45	0.6	-	8	0.1	-
Balance at end of period	$5,090	100.0%	100.0%	$7,581	100.0%	100.0%	$10,101	100.0%	100.0%	$8,157	100.0%	100.0%	$5,718	100.0%	100.0%

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

At September 30, 2013, our investment and mortgage-backed securities amounted to $124.7 million in the aggregate or 20.7% of total assets at such date.  Our securities portfolio is comprised of mortgage-backed pass-through securities, as well as collateralized mortgage obligations, which amounted to $90.7 million in the aggregate or 72.8% of the securities portfolio at September 30, 2013.  Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. We typically invest in securities with relatively short terms to maturity (less than 10 years).  At September 30, 2013, $11.5 million of our investment securities had contractual maturities of one year or less and the estimated duration of our mortgage-backed securities portfolio was 5.2 years at such date.

At September 30, 2013, we had an aggregate of $4.3 million in gross unrealized losses on our investment securities portfolio available for sale.  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax, reflected in shareholders’ equity as accumulated other comprehensive income.  At September 30, 2013, all of our securities were classified as available for sale.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates and collateralized mortgage obligations issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At September 30, 2013, all of our mortgage-backed securities and collateralized mortgage obligations were issued by GNMA, FNMA or FHLMC, and we held no mortgage-backed securities from private issuers.  We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase.

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

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2013 represents other-than-temporary impairment.

At September 30, 2013, we owned one single issuer trust preferred security, which had an unrealized loss of $190,000 at such date, compared to $236,000 at September 30, 2012.  The Company has continued to receive contractual payments in a timely manner and management expects to continue to receive timely payments in the future based on the credit rating and performance of the issuer. On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy is expected to have on those measurements and the fair value of this security.  Management does not believe any unrealized loss as of September 30, 2013 represents other-than-temporary impairment.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, at September 30, 2013.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

The composition and maturities of the investment securities portfolio are indicated in the following table.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
U.S. government agencies and obligations(1)	$2,321	1.40%	$2,499	1.11%	$15,288	1.63%	$-	-%	$20,108	$19,432	1.54%
State and municipal obligations	602	2.42	568	2.30	9,743	1.73	1,468	2.47	12,381	11,938	1.88
Mortgage-backed securities	7,346	2.16	28,003	1.86	50,763	1.96	7,382	2.39	93,494	90,705	1.98
Single issuer trust preferred security	1,000	0.89	-	-	-	-	-	-	1,000	810	0.89
Corporate debt securities	250	1.14	1,506	1.84	-	-	-	-	1,756	1,782	1.74
Total debt securities	$11,519	1.89	$32,576	1.81	$75,794	1.87	$8,850	2.41	$128,739	$124,667	1.89

(1) Includes FHLB notes

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	At September 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government obligations	$-	$-	$-	$-	$4,998	$5,010
U.S. government agencies(1)	20,108	19,432	24,369	24,617	28,372	28,442
State and municipal obligations	12,381	11,938	9,217	9,387	952	963
Single issuer trust preferred security	1,000	810	1,000	764	1,000	790
Corporate debt securities	1,756	1,782	2,006	2,057	2,185	2,214
Mortgage-backed securities:
Federal National Mortgage Association	20,934	20,105	1,791	1,925	3,397	3,589
Federal Home Loan Mortgage Corporation	18,423	17,871	248	261	968	1,016
Government National Mortgage Association	-	-	1	1	147	151
Collateralized mortgage obligations	54,137	52,729	40,904	41,496	31,838	32,214
Total available for sale	128,739	124,667	79,536	80,508	73,857	74,389
Securities held to maturity:
Mortgage-backed securities:
Government National Mortgage Association	-	-	-	-	232	241
Federal National Mortgage Association	-	-	-	-	3,565	3,783
Total held to maturity	-	-	-	-	3,797	4,024
Total investment securities	$128,739	$124,667	$79,536	$80,508	$77,654	$78,413

(1) Includes FHLB notes.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2013, 45.9% of the funds deposited with Malvern Federal Savings Bank were in core deposits, which are deposits other than certificates of deposit.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At September 30,
	2013		2012		2011
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Deposit Types:
Savings	$42,932	8.8%	$41,712	7.7%	$45,067	8.1%
Money market	67,372	13.9	70,955	13.1	86,315	15.6
Interest bearing demand	87,676	18.1	87,116	16.1	88,722	16.0
Non-interest bearing demand	24,662	5.1	23,062	4.3	19,833	3.6
Total core deposits	222,642	45.9	222,845	41.2	239,937	43.3
Time deposits with original maturities of:
Three months or less	497	0.1	815	0.1	834	0.1
Over three months to six months	11,987	2.5	6,888	1.3	7,513	1.4
Over six months to twelve months	18,562	3.8	22,019	4.1	8,688	1.6
Over twelve months	230,908	47.7	288,421	53.3	297,483	53.6
Total time deposits	261,954	54.1	318,143	58.8	314,518	56.7
Total deposits	$484,596	100.0%	$540,988	100.0%	$554,455	100.0%

At September 30, 2013, our certificates of deposit and other time deposits with a balance of $100,000 or more amounted to $137.4 million, of which $62.1 million are scheduled to mature within twelve months.  At September 30, 2013, the weighted average remaining maturity of our certificate of deposit accounts was 22.1 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $100,000 or more.

Maturity Period	Amount
(In thousands)
Three months or less	$15,719
Over three months through six months	15,000
Over six months through 12 months	31,410
Over twelve months	75,250
Total	$137,379

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of the periods indicated.

	Period to Maturity from September 30, 2013
	One	More than One Year to	More than Two Years to	More than	At September 30,
	Year or Less	Two Years	Three Years	Three Years	2013	2012	2011
	(In thousands)
Interest Rate Range:
0.99% and below	$76,727	$26,305	$8,934	$1,176	$113,142	$94,189	$39,591
1.00% to 1.99%	9,596	13,450	12,956	13,004	49,006	82,483	93,216
2.00% to 2.99%	18,853	14,173	2,952	23,621	59,599	99,210	130,983
3.00% to 3.99%	2,692	9,931	7,475	16,311	36,409	36,879	41,656
4.00% to 4.99%	1,476	2,322	-	-	3,798	5,042	7,934
5.00% to 5.99%	-	-	-	-	-	340	1,138
Total	$109,344	$66,181	$32,317	$54,112	$261,954	$318,143	$314,518

The following table sets forth our savings flows during the periods indicated.

	Year Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Opening balance	$540,988	$554,455	$596,858
Deposits	1,041,236	955,037	992,692
Withdrawals	1,095,001	973,480	$1,040,942
Interest credited	(2,627)	4,976	5,847
Ending balance	$484,596	$540,988	$554,455
Net (decrease) increase	$(56,392)	$(13,467)	$(42,403)
Percent (decrease) increase	(10.42)%	(2.43)%	(7.10)%

Borrowings.  We utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the FHLB of Pittsburgh.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including Malvern Federal Savings, fluctuates from time to time in accordance with the policies of the FHLB.  At September 30, 2013, we had $38.0 million in outstanding long-term FHLB advances and $169.1 million of additional FHLB advances and other borrowings available, which includes a $50.0 million line of credit we have established with the FHLB, none of which was outstanding at September 30, 2013.  All amounts drawn on our FHLB line of credit are considered short-term borrowings.  The Company prepaid $20.0 million in advances from the FHLB during fiscal 2013, and incurred a $1.5 million prepayment penalty which was reflected in the Company’s results for the fiscal year ended September 30, 2013. The Company determined to prepay the FHLB advances, which had an average cost of 3.84% and maturity dates in mid- to-late 2018, in order to reduce its average cost of funds and improve its net interest spread and net interest margin in future periods.  During the fourth quarter of fiscal 2013 we acquired $10.0 million in new FHLB advances with an average cost of 1.06% and maturities of two-to-three years.

At September 30, 2013, we had no FHLB advances that were short-term (maturities of one year or less).  In addition, at September 30, 2013, we had nothing outstanding on our line of credit with the FHLB, which is payable on demand.

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

Employees

At September 30, 2013, we had 106 full-time and 5 part-time employees.  No employees are represented by a collective bargaining group, and we believe that its relationship with its employees is excellent.

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

The Supervisory Agreements

In October 2010, Malvern Federal Savings Bank entered into a Supervisory Agreement with the OTS.  The agreement provided, among other things, that within specified time frames:

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

●
we were required to submit to the OTS a detailed, written plan with targeted levels of Malvern Federal Savings Bank’s problem assets (as defined), describing our strategies to reduce the levels of our problem assets to the targeted levels and the development of specific workout plans for problem assets in the amount of $500,000 or more and we must submit quarterly asset reports to the OCC (and,previously, the OTS) regarding, among other things, Malvern Federal Savings Bank’s compliance with such plans;

29

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

●
Malvern Federal Bancorp and Malvern Federal Mutual Holding Company was prohibited from declaring or paying dividends or making any other capital distributions (as defined) without receiving the prior written approval of the FRB (and, previously, the OTS); and

●	Malvern Federal Bancorp and Malvern Federal Mutual Holding Company was required to ensure Malvern Federal Savings Bank’s compliance with its Supervisory Agreement.

Initially, the Supervisory Agreement also prohibited us from making any new commercial real estate loans and/or commercial and industrial loans and limited our growth in any quarter to the amount of net interest credited on our deposits, in each case without the prior written non-objection of the OCC.  In April 2013, we were advised that we were no longer subject to such restrictions on commercial real estate lending, commercial and industrial lending and asset growth, provided that the level of loan growth remains consistent with our business plan filed with the OCC and meets the requirements of the Supervisory Agreement.

While the OCC has noted some instances in which we may not have fully addressed all aspects of the Supervisory Agreements, we believe that we have complied in all material respects with the applicable terms of the Supervisory Agreements.  We are continuing to review our compliance efforts with respect to the Supervisory Agreements in an effort to fully address the matters noted by the OCC.

As a result of the Supervisory Agreement with Malvern Federal Savings Bank, which continues to be in force and effect, it is subject to certain additional restrictions pursuant to Federal banking regulations, including the following:

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

In October 2010, the Mid-Tier Holding Company and Malvern Federal Mutual Holding Company entered into a separate Supervisory Agreement with the OTS as holding companies for the Bank.  Among other things, that agreement prohibited such holding companies from declaring or paying dividends or making other capital distributions without prior regulatory approval. The FRB recently informed the Company that such agreements with the Mid-Tier Holding Company and Malvern Federal Mutual Holding Company, by their terms, were not applicable to the Company. However, in December 2013, the Company’s board of directors adopted a resolution, as recommended by the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) which, among other things, requires the Company to serve as a source of strength to the Bank and ensure that the Bank complies with the Supervisory Agreement, prohibits the Company from declaring or paying dividends unless it receives the prior written approval of the Reserve Bank, prohibits the Company from receiving any dividends from the Bank without the prior written approval of the Reserve Bank, and requires the Company to provide various reports and a plan to strengthen oversight.

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

●	Deposit insurance has been permanently increased to $250,000.

●	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

31

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

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  The OCC has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.”  The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.  As described below, the OCC has imposed such individual minimum capital ratios (“IMCR”) on the Bank.

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

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Malvern Federal Savings Bank had no intangible assets at September 30, 2013.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Malvern Federal Savings Bank’s regulatory capital.

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

The OCC has imposed IMCRs on the Bank which require it to maintain regulatory capital of not less than the following:

●	tier 1 capital of 8.5% or adjusted total assets;

●	tier 1 risk-based capital to risk-weighted assets of 10.5%; and

●	total risk-based capital to risk-weighted assets of 12.5%.

At September 30, 2013, Malvern Federal Savings Bank exceeded all of its regulatory capital requirements. At such date, the Bank’s tier 1 capital, tier 1 risked-based capital and total risk-based capital ratios were 10.91%, 17.72% and 18.97%, respectively.

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

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Federal Savings Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015.  The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

At September 30, 2013, Malvern Federal Savings Bank was not subject to the above mentioned restrictions.

The table below sets forth Malvern Federal Savings Bank’s capital position relative to the OCC’s regulatory capital requirements at September 30, 2013.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital (to adjusted tangible assets)	$64,524	10.91%	$23,664	4.00%	$29,580	5.00%	$34,944	5.91%
Tier 1 risk-based capital (to risk-weighted assets)	$64,524	17.72	$14,566	4.00	$21,849	6.00	$42,675	11.72
Total risk-based capital (to risk-weighted assets)	$69,084	18.97	$29,132	8.00	$36,415	10.00	$32,668	8.97

Capital Distributions.  OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or (3) the savings institution is a subsidiary of a savings and loan holding company and the proposed dividend is not a cash dividend. If a savings institution, such as Malvern Federal Savings Bank, that is the subsidiary of a savings and loan holding company, has filed a notice with the Federal Reserve Board for a cash dividend and is not required to file an application or notice with the OCC for any of the reasons described above, then the savings institution is only required to provide an informational copy to the OCC of the notice filed with the Federal Reserve Board.

The Supervisory Agreement prohibits Malvern Federal Savings from making any capital distributions without the prior written approval of the OCC.  In addition, the Company adopted a resolution in December 2013 that provides, among other things, that the Company will not receive any dividends from the Bank without the prior written approval of the Federal Reserve Bank of Philadelphia.

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

At September 30, 2013, Malvern Federal Savings Bank met the requirements to be deemed a QTL.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  Malvern Federal Savings Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2013, was in compliance with the above restrictions.

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

Federal Home Loan Bank System.  Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At September 30, 2013, Malvern Federal Savings Bank had $38.0 million of FHLB advances and nothing outstanding on its line of credit with the FHLB.

As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At September 30, 2013, Malvern Federal Savings Bank had $3.0 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2013, Malvern Federal Savings Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  The Company and Malvern Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. The Company files a consolidated federal income tax return with Malvern Federal Savings. Malvern Bancorp’s federal and state income tax returns for taxable years through September 30, 2009 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

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

At September 30, 2013, the total federal pre-1988 reserve was approximately $1.6 million. The reserve reflects the cumulative effects of federal tax deductions by Malvern Federal Savings for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes a tentative minimum tax at a rate of 20% of the corporation’s alternative minimum taxable income.  A corporation’s alternative minimum taxable income consists of a base of regular taxable income plus certain tax preferences.  The alternative minimum tax is payable to the extent such tentative minimum tax is in excess of the regular income tax.  Net operating losses, of which Malvern Bancorp has none, can offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Company has been subject to the alternative minimum tax and has amounts available as credits for carryover, which do not expire.

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

State and Local Taxation

Pennsylvania Taxation.  The Company is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporate Net Income Tax rate for 2013 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

We Have Incurred Losses in Recent Years. There Can Be No Assurance That We Will Return to Profitability on a Sustained Basis

For the fiscal years ended September 30, 2013 and 2011, we reported net losses of $18.8 million and $6.1 million, respectively, while we reported net income of $2.0 million for the fiscal year ended September 30, 2012. Our net loss for fiscal 2013 was primarily due to the $10.1 million loss recognized on sale of a substantial portion of our problem loans in a bulk transaction on October 4, 2013, the $1.5 million penalty recognized on the prepayment of $20.0 million in FHLB advances and the $6.0 million charge made in connection with the deferred tax asset (“DTA”) allowance.

Our Portfolio of Loans Continues to Include Loans with a Higher Risk of Loss

Commercial real estate loans, construction and development loans and second mortgages (home equity loans) have a higher risk of default and loss than single-family residential mortgage loans.  The aggregate amount of our commercial real estate loans, construction and development loans and second mortgages (home equity loans) amounted to $134.2 million, or 33.2% of our total loan portfolio at September 30, 2013.  Commercial real estate and construction and development loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Repayment of construction and development loans generally is dependent on the successful completion of the project and the ability of the borrower to repay the loan from the sale of the property or obtaining permanent financing.  Our second mortgage loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans due to the generally higher loan-to-value ratios and their secondary position in the collateral to the existing first mortgage.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our allowance for loan losses is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan losses. If our assumptions or judgments used to determine the allowance prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if our regulators disagree with our judgments, we may need to increase the allowance in amounts that exceed our expectations. Additions to the allowance adversely affect our results of operations and financial condition. We recorded an $11.2 million provision for loan losses during the year ended September 30, 2013, compared to provisions of $810,000 and $12.4 million for the years ended September 30, 2012 and 2011, respectively. The $11.2 million provision recorded in 2013 was primarily driven by $10.2 million of charge-offs taken in relation to the bulk sale of loans.

The Supervisory Agreement Imposes Restrictions Which May Adversely Affect Our Results of Operations And the Market Value of Our Common Stock

In October 2010, the Bank, entered into the Supervisory Agreement.  See Item 1, “Business – Regulation – The Supervisory Agreements” in this Annual Report on Form 10-K.  The Supervisory Agreement imposes a number of operating restrictions and requirements that the Bank revise and/or implement and monitor various identified policies, procedures and reports.  Until April 2013, the Supervisory Agreement also prohibited us from originating any new commercial loans and limited the growth in our assets in any quarter to an amount not exceeding net interest credited on our deposits without prior OCC approval.  The restrictions in the Supervisory Agreement has had an adverse impact on the average yield earned on our loan portfolio and has contributed to a reduction in the average balance of our loan portfolio, both of which have reduced our interest income.  In addition, compliance efforts related to the Supervisory Agreement has increased our non-interest expense.  While we plan to request relief from the Supervisory Agreement during fiscal 2014, no assurance can be given whether any relief will be granted.

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

A sustained increase in market interest rates would adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, the market value of our fixed-rate assets would decline if interest rates increase. For example, we estimate that as of September 30, 2013, a 300 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $35.9 million or 46%.  Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk.”

Our Deferred Tax Asset Valuation Allowance Adversely Impacted Our Results of Operations

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.5 million at September 30, 2013 compared to $6.8 million at September 30, 2012.  The decrease in the net deferred tax asset resulted from the recognition of a deferred tax asset valuation allowance of $12.5 million in fiscal 2013.  Based on our analysis of the available positive and negative evidence, we determined that an addition to the DTA valuation allowance should be recorded at September 30, 2013, which resulted in a $6.0 million charge to net income.  In the future, the DTA valuation allowance could, in accordance with the requirement of accounting principles generally accepted in the United States, be reversed in whole or part.  There can be no assurance, however, whether or when we may be able to recover any of the DTA valuation allowance.

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

The Fair Value of Our Investment Securities Can Fluctuate Due to Market Conditions Outside of Our Control

As of September 30, 2013, the fair value of our investment securities portfolio was approximately $124.7 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently conduct business from our headquarters and eight full-service financial center offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2013.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In thousands)
Paoli Financial Center and Headquarters 42 East Lancaster Avenue Paoli, PA 19301	Owned	N/A	$2,730	N/A

Paoli Financial Center 34 East Lancaster Avenue Paoli, PA 19301	Owned	N/A	605	$196,406

Malvern Financial Center 100 West King Street Malvern, PA 19355	Owned	N/A	37	54,212

Exton Financial Center 109 North Pottstown Pike Exton, PA 19341	Owned	N/A	214	49,083

Coventry Financial Center 1000 Ridge Road Pottstown, PA 19465	Owned	N/A	253	58,188

Berwyn Financial Center 650 Lancaster Avenue Berwyn, PA 19313	Owned	N/A	615	44,385

Lionville Financial Center 537 West Uwchlan Avenue Downingtown, PA 19335	Owned	N/A	830	30,188

Westtown Financial Center 100 Skiles Boulevard West Chester, PA 19382	Leased	2015	65	24,117

Concordville Financial Center 940 Baltimore Pike Glen Mills, PA 19342	Leased	2030	442	28,017

Item 3.  Legal Proceedings.

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Malvern Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “MLVF”.  As of the close of business on September 30, 2013, there were 6,558,473 shares of Mid-Tier Holding Company common stock outstanding, held by approximately 478 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.  In connection with the second-step conversion, as of October 11, 2012, each share of Malvern Federal Bancorp common stock was converted into the right to receive 1.0748 shares of common stock of Malvern Bancorp, Inc.

The following table sets forth the high and low prices of the Company’s common stock as reported by the NASDAQ Stock Market and cash dividends declared per share for the periods indicated.

	Year Ended September 30,
	2013		2012
	High	Low	High	Low

First Quarter	$11.73	$9.96	$6.57	$5.51
Second Quarter	$12.30	$11.10	$8.93	$5.90
Third Quarter	$12.20	$11.50	$9.00	$7.76
Fourth Quarter	$13.20	$11.75	$10.64	$8.01

For the years ended September 30, 2013 and 2012, no cash dividends per share of common stock were declared by the Company.  In December 2013, the Company’s board of directors adopted a resolution, as recommended by the Federal Reserve Bank of Philadelphia, that it will not declare or pay any dividends without the prior written approval of the Reserve Bank.

(b)           Not applicable.

(c)	Purchase of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

Set forth below is selected financial and other data of Malvern Federal Bancorp, Inc.  You should read the consolidated financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At September 30,
	2013	2012	2011	2010	2009
Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$601,554	$711,812	$666,568	$720,506	$691,639
Loans receivable, net	401,857	457,001	506,019	547,323	593,565
Loans held for sale	10,367	-	-	-	-
Securities held to maturity	-	-	3,797	4,716	4,842
Securities available for sale	124,667	80,508	74,389	40,719	27,098
FHLB borrowings	38,000	48,085	49,098	55,334	99,621
Deposits	484,596	540,988	554,455	596,858	516,511
Shareholders’ equity	75,406	62,636	60,284	66,207	69,842
Total liabilities	526,148	649,176	606,284	654,299	621,796
Allowance for loan losses	5,090	7,581	10,101	8,157	5,718
Non-accrual loans in portfolio	1,901	9,749	12,915	19,861	14,195
Non-performing assets in portfolio	5,863	14,343	21,236	25,176	20,070
Performing troubled debt restructurings in portfolio	1,346	8,187	10,340	11,976	25
Non-performing assets and performing troubled debt restructurings in portfolio	7,209	22,530	31,576	37,152	20,095

	Year Ended September 30,
	2013		2012	2011	2010	2009
Selected Operating Data:	(Dollars in thousands, except per share data)
Total interest and dividend income		$22,301	$25,775	$29,726	$33,148	$34,701
Total interest expense		6,944	8,412	10,198	13,641	18,681
Net interest income		15,357	17,363	19,528	19,507	16,020
Provision for loan losses		11,235	810	12,392	9,367	2,280
Net interest income after provision for loan losses		4,122	16,553	7,136	10,140	13,740
Total other income		2,860	2,427	1,702	2,027	2,221
Total other expenses		19,775	16,393	18,529	17,191	14,709
Income tax expense (benefit)		6,010	628	(3,579)	(1,895)	242
Net income (loss)		$(18,803)	$1,959	$(6,112)	$(3,129)	$1,010
Earnings (loss) per share(5)	$	(2.96)	$0.31	$(0.96)	$(0.49)	$0.16
Dividends per share		$0.00	$0.00	$0.03	$0.12	$0.14

	Year Ended September 30,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	(2.79)%	0.30%	(0.90)%	(0.45)%	0.15%
Return on average equity (ratio of net income to average equity)	(20.24)	3.15	(9.64)	(4.53)	1.46
Interest rate spread(1)	2.27	2.67	2.88	2.78	2.13
Net interest margin(2)	2.44	2.79	3.02	2.98	2.46
Non-interest expenses to average total assets	2.93	2.50	2.72	2.49	2.16
Efficiency ratio(3)	108.55	82.83	87.28	79.83	80.64
Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	0.47	2.11	2.52	3.60	2.38
Non-performing assets as a percent of total assets	0.97	2.01	3.19	3.49	2.90
Non-performing assets and performing troubled debt restructurings as a percent of total assets	1.20	3.17	4.74	5.16	2.91
Allowance for loan losses as a percent of gross loans	1.26	1.64	1.97	1.48	0.96
Allowance for loan losses as a percent of non-accrual loans	267.75	77.76	78.21	41.07	40.28
Net charge-offs to average loans outstanding	3.12	0.70	1.97	1.19	0.35
Capital Ratios(4):
Total risk-based capital to risk weighted assets	18.97	14.22	12.01	12.85	12.67
Tier 1 risk-based capital to risk weighted assets	17.72	12.96	10.76	11.83	11.96
Tangible capital to tangible assets	10.91	7.70	7.54	8.24	9.07
Tier 1 leverage (core) capital to adjustable tangible assets	10.91	7.70	7.54	8.24	9.07
Shareholders’ equity to total assets	12.54	8.80	9.04	9.19	10.10

(1)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio obtained from dividing non-interest expense by the sum of net interest income and total other income.
(4)	Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.
(5)
The calculation for the years end September 2012, 2011, 2010 and 2009, has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on October 11, 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Bank currently operates eight financial center offices in Chester and Delaware Counties, which are located in southeastern Pennsylvania approximately 25 miles west of downtown Philadelphia.  The Bank’s primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers.  At September 30, 2013, we had total assets of $601.6 million, including $401.9 million in net portfolio loans, $10.4 million in loans held for sale and $124.7 million of investment securities, total deposits of $484.6 million and total shareholders’ equity of $75.4 million.

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

Our business strategy currently is focused on improving core earnings, seeking relief from the Supervisory agreement, maintaining low levels of problem assets and conducting our traditional community-oriented banking business. Below are certain of the highlights of our business strategy in recent years:

●
Improving Core Earnings.  With interest rates falling to historically low levels, it has become increasingly difficult for financial institutions to maintain acceptable levels of net interest income. In recent years, with the Bank unable to grow its asset base and loan portfolio, increasing interest income has been a challenge. This lack of growth in the loan portfolio, combined with higher deposit and borrowing costs, have all contributed to a decline in the Banks’ net interest margin. In an effort to achieve consistent sustainable earnings, i.e. improve the net interest margin, we are implementing specific product and pricing strategies designed to increase the yield on loans and reduce the cost of funding. During fiscal 2014, we expect to resume originating commercial real estate loans and commercial business loans, which have higher yields than single-family residential mortgage loans, on a relatively modest basis in accordance with our business plan and our strengthened loan underwriting and loan administration policies and procedures. We also have established a funding composition plan, which is designed to increase checking accounts, primarily non-interest bearing accounts, as well as savings and money market accounts. We are attempting to increase our core deposits, which we define as all deposit accounts other than certificates of deposit.  At September 30, 2013, our core deposits amounted to 45.9% of total deposits ($222.6 million), compared to 37.7% of total deposits ($225.2 million) at September 30, 2010.  We have continued our promotional efforts to increase core deposits.  We review our deposit products on an ongoing basis and we are considering additional deposit products and are currently offering more flexible delivery options, such as mobile banking, as part of our efforts to increase core deposits.  We expect to increase our commercial checking accounts and we plan to enhance our cross-marketing as part of our efforts to gain additional deposit relationships with our loan customers. The implementation of these strategies began in the month of September 2013, when the Bank prepaid $20.0 million in FHLB advances with a weighted average rate of 3.84%.  We have replaced the FHLB advances with lower costing sources of funds which will lower our interest expense in fiscal 2014 by $768,000 compared to the amount had we not prepaid the FHLB advances.

48

●
Seek Supervisory Relief. We entered into the Supervisory Agreements with the OTS in October 2010.  Among other things, the Supervisory Agreements required that we provide the OCC with relatively extensive reports and data on our business and operations on a quarterly basis.  Given the improvements we have seen in the levels of our non-performing and other problem assets, the enhancements we have made to our loan underwriting policies and procedures, as well as our loan administration and oversight policies and procedures and the increased capital levels that we have achieved as a result of the 2012 stock offering, we plan to continue our efforts to obtain relief from the Supervisory Agreement that the Bank entered into in 2010 as well as the IMCRs that the OCC has imposed.

●
Maintain Low Levels of Problem Assets. We are continuing in our efforts to improve asset quality.  At September 30, 2013, our total non-performing assets in portfolio were $5.9 million or 0.97% of total assets, reflecting a reduction of $19.3 million, or 76.7%, compared to $25.2 million of total non-performing assets at September 30, 2010 (when total non-performing assets amounted to 3.49% of total assets).  The recent bulk sale of problem loans resulted in a dramatic reduction of the Company’s non-performing assets.  The bulk sale was undertaken as an efficient mechanism for disposing of non-performing and underperforming assets and improving the Bank’s credit quality in the process.  As a result of the sale, the Company significantly reduced its exposure to sectors that experienced economic weakness and significant declines in collateral valuations and has substantially reduced the amount of non-accruing loans.

●
Growing Our Loan Portfolio and Resuming Commercial Real Estate and Construction and Development Lending. We plan to resume, on a relatively modest basis, the origination of commercial real estate loans and construction and development loans in our market area.  Such loans will be underwritten in accordance with our strengthened loan underwriting standards and our enhanced credit review and administration procedures.  We continue to believe that we can be a successful niche lender to small and mid-sized commercial borrowers and homebuilders in our market area.   In light of the improvements in economic conditions and real estate values, we believe that a resumption of commercial real estate and construction and development lending in a planned, deliberative fashion with the loan underwriting and administration enhancements that we have implemented in recent periods, together with modest loan growth, will increase our interest income and our returns in future periods.

●
Increasing Market Share Penetration.  We operate in a competitive market area for banking products and services.  In recent years, we have been working to increase our deposit share in Chester and Delaware counties and we increased our marketing and promotional efforts.  However, as a result of the shrinkage of our balance sheet and the reduction in total deposits in fiscal 2011 and 2013, our deposit market share in Chester County decreased from 5.13% in 2010 to 4.69% in 2013.  In our effort to increase market share as well as non-interest income, we plan to evaluate increasing our business in non-traditional products, such as wealth management.

●
Continuing to Provide Exceptional Customer Service.  As a community-oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers.  We deliver personalized service to our customers that distinguish us from the large regional banks operating in our market area.  Our management team has strong ties to and deep roots in, the local community.  We believe that we know our customers’ banking needs and can respond quickly to address them.

This Management’s Discussion and Analysis section is intended to assist in understanding the financial condition and results of operations of Malvern Bancorp.  The information contained in this section should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

In reviewing and understanding financial information for Malvern Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 2 of the notes to our consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K.  The accounting and financial reporting policies of Malvern Bancorp conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at September 30, 2013 was appropriate under U.S. GAAP.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the OCC, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Other Real Estate Owned.  Assets acquired through foreclosure consist of other real estate owned and financial assets acquired from debtors.  Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs.  The fair value of other real estate owned is determined using current market appraisals obtained from approved independent appraisers, agreements of sale, and comparable market analysis from real estate brokers, where applicable.  Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2013, the Company had $3.4 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

Income Taxes.  We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets (“DTAs”), which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.6 million at September 30, 2013 compared to $6.8 million at September 30, 2012.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and viable tax planning strategies we could employ so that the asset would not go unused.   Due primarily to the net loss recognized in the fiscal year ended September 30, 2013, which primarily resulted from the loss on our bulk loan sale transaction and the penalties incurred upon our prepayment of FHLB advances, our total deferred tax assets increased to $15.0 million at September 30, 2013 compared to $8.0 million at September 30, 2012. Upon our review of the available positive and negative evidence, we determined that a DTA valuation allowance of $12.5 million should be established at September 30, 2013. These actions on the valuation allowance resulted in a $6.7 million charge to earnings in the quarter and fiscal year ended September 30, 2013. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

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

As part of our asset/liability management efforts, during fiscal year ended September 30, 2013, we sold $27.8 million of long-term, fixed-rate residential mortgage loans with the servicing retained.  This transaction resulted in a gain of $366,000.  In addition, in order to reduce our average cost of funds in future periods, during the quarter and fiscal year ended September 30, 2013, we prepaid $20.0 million of FHLB advances which had a weighted average cost of 3.84% and incurred $1.5 million in prepayment penalties.  Finally, in light of the removal of the lending restrictions from the Bank’s 2010 Supervisory Agreement, we are resuming, on a relatively modest basis subject to our business plan and our strengthened loan underwriting and loan administration policies and procedures, origination of commercial real estate loans and commercial business loans, both of which generally have higher yields than single-family residential mortgage loans.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our one-year cumulative gap was a negative 31.06% at September 30, 2013 compared to a negative 9.47% at September 30, 2012.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2013, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2013, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for single-family and other mortgage loans are assumed to range from 6.0% to 25.0%.  The weighted average life for investment securities is assumed to range from 3.9 year to 9.3 years.  Savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 13.7% and 13.9%, respectively. See “Business of Malvern Federal Savings Bank – Lending Activities,” “– Investment Activities” and “– Sources of Funds.”

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$68,479	$36,272	$114,033	$59,311	$128,850	$406,945
Investment securities and restricted securities	8,914	7,388	36,500	22,136	52,767	127,705
Other interest-earning assets	22,436	-	-	-	-	22,436
Total interest-earning assets	99,829	43,660	150,533	81,447	181,617	557,086
Interest-bearing liabilities:
Demand and NOW accounts	87,676	-	-	-	-	87,676
Money market accounts	67,372	-	-	-	-	67,373
Savings accounts	42,932	-	-	-	-	42,932
Certificate accounts	54,555	54,789	98,498	44,962	9,150	216,954
FHLB advances	23,000	-	10,000	5,000	-	38,000
Total interest-bearing liabilities	275,535	54,789	108,498	49,962	9,150	497,934
Interest-earning assets less interest-bearing liabilities	$(175,706)	$(11,129)	$42,035	$31,485	$172,467	$59,152

Cumulative interest-rate sensitivity gap(3)	$(175,706)	$(186,835)	$(144,800)	$(113,315)	$59,152

Cumulative interest-rate gap as a percentage of total assets at September 30, 2013	(29.21)%	(31.06)%	(24.07)%	(18.84)%	9.83%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2013	36.23%	43.44%	67.00%	76.82%	111.88%

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

The table below sets forth as of September 30, 2013 and 2012, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2013			As of September 30, 2012
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$41,315	$(35,859)	(46)%	$58,360	$(10,191)	(15)%
+200	54,957	(22,217)	(29)	67,163	(1,388)	(2)
+100	67,966	(9,208)	(12)	72,145	3,594	5
0	77,174	-	-	68,551	-	-
-100	78,841	1,667	2	59,460	(9,091)	(13)

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of September 30, 2013.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$16,066	$332	2.11%
100	15,944	210	1.33
Static	15,734	-	-
(100)	15,030	(704)	(4.47)

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

	Year Ended September 30,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$440,357	$20,172	4.58%	$478,824	$24,046	5.02%	$530,497	$28,185	5.31%
Investment securities	106,903	1,973	1.85	86,722	1,674	1.93	78,147	1,510	1.93
Deposits in other banks	78,902	137	0.17	51,185	51	0.10	32,024	31	0.10
FHLB stock	3,696	19	0.51	4,772	4	0.08	5,905	-	0.00
Total interest earning assets(1)	629,858	22,301	3.54	621,503	25,775	4.15	646,573	29,726	4.60
Non-interest earning assets	44,312			34,919			34,654
Total assets	$674,170			$656,422			$681,227

Interest Bearing Liabilities:
Demand and NOW accounts	$90,085	119	0.13	$90,963	256	0.28	$90,674	519	0.57
Money Market accounts	68,782	228	0.33	79,977	446	0.56	87,329	915	1.05
Savings accounts	43,382	24	0.06	46,316	48	0.10	44,237	78	0.18
Certificate accounts	298,229	4,908	1.65	300,956	5,942	1.97	321,918	6,941	2.16
Total deposits	500,478	5,279	1.05	518,212	6,692	1.29	544,158	8,453	1.55
Borrowed funds	47,593	1,665	3.50	48,593	1,720	3.54	49,874	1,745	3.50
Total interest-bearing liabilities	548,071	6,944	1.27	566,805	8,412	1.48	594,032	10,198	1.72
Non-interest bearing liabilities	33,205			27,439			23,764
Total liabilities	581,276			594,244			617,796
Shareholders’ equity	92,894			62,178			63,431
Total liabilities and shareholders’ equity	$674,170			$656,422			$681,227
Net interest-earning assets	$81,787			$54,698			$52,541
Net interest income		$15,357			$17,363			$19,528
Net interest spread			2.27%			2.67%			2.88%
Net interest margin			2.44%			2.79%			3.02%
Average interest-earning assets to average interest- bearing liabilities	114.92%			109.65%			108.84%

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

	Year Ended September 30,
	2013 vs. 2012			2012 vs. 2011
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans receivable	$(1,931)	$(1,943)	$(3,874)	$(2,744)	$(1,395)	$(4,139)
Investment securities	389	(90)	299	165	(1)	164
Deposits in other banks	28	58	86	19	1	20
FHLB stock	(1)	16	15	-	4	4
Total interest earning assets	$(1,515)	$(1,959)	$(3,474)	$(2,560)	$(1,391)	$(3,951)

Interest Bearing Liabilities
Demand and NOW accounts	$(2)	$(135)	$(137)	$2	$(265)	$(263)
Money market accounts	(63)	(155)	(218)	(77)	(392)	(469)
Savings accounts	(3)	(21)	(24)	4	(34)	(30)
Certificate accounts	(54)	(980)	(1,034)	(453)	(546)	(999)
Total deposits	(122)	(1,291)	(1,413)	(524)	(1,237)	(1,761)
Borrowed funds	(35)	(20)	(55)	(45)	20	(25)
Total interest-bearing liabilities	$(157)	$(1,311)	$(1,468)	$(569)	$(1,217)	$(1,786)
Net interest income	$(1,358)	$(648)	$(2,006)	$(1,991)	$(174)	$(2,165)

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

Our total assets were $601.6 million at September 30, 2013 compared to $711.8 million at September 30, 2012. The primary reason for the $110.3 million decrease in assets during fiscal 2013 was a decrease of $108.2 million in cash and cash equivalents and a $55.1 million decrease in net loans receivable. These decreases were partially offset by an aggregate $44.2 million increase in investment securities. The decrease in cash and cash equivalents at September 30, 2013 compared to September 30, 2012 was due to a $20.8 million refund of excess stock subscriptions received in our second-step conversion and stock offering, the utilization of cash to purchase additional investment securities and to prepay $20.0 million in advances from the FHLB during fiscal 2013.  We also replaced a portion of the prepaid advances with the addition of $10.0 million of new FHLB advances in fiscal 2013. The $55.1 million decrease in net portfolio loans receivable was due primarily to the transfer of a net of$10.4 million of loans (after an aggregate of $10.2 million in charge-offs) to held for sale status at December 31, 2013 as well as normal amortization and prepayments of our loans in portfolio.  During fiscal 2013, we recorded a $41.6 million decline in our portfolio of commercial real estate loans, a $13.8 million decrease in our portfolio of residential and commercial construction and development loans as well as an $11.2 million decrease in consumer second mortgage loans.

Our total liabilities at September 30, 2013, were $526.1 million compared to $649.2 million at September 30, 2012. The $123.0 million, or 19.0% decrease in total liabilities was due primarily to the elimination of the $56.7 million stock subscription escrow, reflecting the closing of our second-step conversion on October 11, 2012, and a $56.4 million decrease in total deposits. Our total deposits were $484.6 million at September 30, 2013 compared to $541.0 million at September 30, 2012. There was a $10.1 million decrease in our FHLB advances for fiscal 2013.   The decrease in FHLB advances was due to prepaying $20.0 million in advances during the month of September 2013, which was partially offset by a $10.0 million purchase in lower costing advances during fiscal 2013.

Our shareholders’ equity increased by $12.8 million to $75.4 million at September 30, 2013 compared to $62.6 million at September 30, 2012.  The increase was due to the $34.7 million in net proceeds received from the stock offering undertaken as part of the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure, which was completed on October 11, 2012.  Our ratio of equity to assets was 12.54% at September 30, 2013.

Comparison of Operating Results for the Years Ended September 30, 2013 and September 30, 2012

General.  Our net loss was $18.8 million for the year ended September 30, 2013 compared to net income of $2.0 million for the year ended September 30, 2012. On a per share basis, the net loss was $2.96 per share for the year ended September 30, 2013, compared to net income of $0.31 per share (as adjusted for our “second-step” conversion) for the year ended September 30, 2012. The reason for the $20.8 million difference in our results of operations in fiscal 2013 compared to the prior fiscal year was due to an increase in the provision of loan losses of $10.4 million, a $2.0 million decrease in net interest income, a $3.4 million increase in other expenses, as well as $5.4 million increase in income tax expense. Our interest rate spread was 2.27% and our net interest margin was 2.44% for the year ended September 30, 2013, compared to a net interest spread of 2.67% and a net interest margin of 2.79% for the year ended September 30, 2012.

Interest and Dividend Income.  Our interest and dividend income decreased for the year ended September 30, 2013 by $3.5 million or 13.5% over fiscal 2012 to $22.3 million. Interest income on loans decreased for the year ended September 30, 2013 over fiscal 2012 by $3.9 million, or 16.1%. The decrease in interest earned on loans in fiscal 2013 was due to a 44 basis point decrease in the average yield earned on our loan portfolio in fiscal 2013 compared to fiscal 2012 as well as a $38.5 million or 8.0%, decrease in the average balance of our outstanding loan portfolio. Interest income on investment securities increased by $299,000, or 17.9%, in fiscal 2013 over the prior fiscal year. The increase in interest income on investment securities in fiscal 2013 was due to a $20.2 million, or 23.3%, increase in the average balance of our investment securities portfolio.

Interest Expense.  Our interest expense for the year ended September 30, 2013 was $6.9 million, a decrease of $1.5 million from the year ended September 30, 2012. The reason for the decrease in interest expense in fiscal 2013 compared to fiscal 2012 was a 24 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $17.7 million, or 3.4%, in fiscal 2013 compared to fiscal 2012 due primarily to a $11.2 million decrease in the average balance of money market accounts. The average rate paid on total deposits decreased to 1.05% for fiscal 2013 from 1.29% for fiscal 2012. Our expense on borrowings was relatively constant, and amounted to $1.7 million in fiscal 2013 and 2012. The average balance of our borrowings decreased by $1.0 million in fiscal 2013 compared to fiscal 2012, and the average rate paid on borrowed funds decreased to 3.50% in fiscal 2013 compared to 3.54% in fiscal 2012. As previously described, during the fourth quarter of fiscal 2013 we prepaid $20.0 million of FHLB advances which had a weighted average cost of 3.84%.  During the fourth quarter of fiscal 2013, we replaced a portion of the prepaid advances with $10.0 million of new FHLB advances which have a weighted average cost of 1.06%.  We expect these actions to reduce our interest expense by approximately $768,000 in fiscal 2014.

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

The provision for loan losses was $11.2 million for the year ended September 30, 2013, compared to $810,000 for the year ended September 30, 2012.   The $11.2 million provision recorded in 2013 was primarily driven by $10.2 million of charge-offs taken upon our assessment of the fair value of the $20.4 million of loans transferred to held for sale status at September 30, 2013 in connection with our proposed bulk sale of problem loans. Our total gross charge-offs for the year ended September 30, 2013 were $14.3 million, a $9.7 million, or 209.8%, increase compared to $4.6 million of charge-offs during the year ended September 30, 2012. The increase in our charge-offs for fiscal 2013 primarily reflects our proposed sale of problem loans, which was completed in October 2013.  As of September 30, 2013, the balance of the allowance for loan losses was $5.1 million, or 1.26% of gross loans and 267.75% of non-accruing loans in portfolio, compared to an allowance for loan losses of $7.6 million or 1.64% of gross loans and 77.76% of non-accruing loans at September 30, 2012. See “Business-Asset Quality – Non-Performing Loans and Real Estate Owned” in Item 1 of this Annual Report on Form 10-K. We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

  Other Income.  Our other, or non-interest, income increased by $433,000, or 17.9%, to $2.9 million for the year ended September 30, 2013 compared to $2.4 million for the year ended September 30, 2012. The increase in other income during fiscal 2013 was primarily due to a non-recurring, tax free death benefit of approximately $596,000 received pursuant to BOLI.  In addition, we sold approximately $27.8 million in fixed-rate residential mortgage loans in the secondary market which resulted in a net gain of approximately $366,000 during fiscal 2013.  Also, our gain on sale of investments in fiscal 2013 decreased by $272,000 compared to fiscal 2012, and we recognized a $416,000 loss on the sale of a $2.1 million commercial real estate loan which had been classified as substandard during the year ended September 30, 2013.

Other Expenses.  Our other, or non-interest, expenses increased by $3.4 million, or 20.6%, to $19.8 million for the year ended September 30, 2013 compared to $16.4 million for the year ended September 30, 2012. The increase in other expenses in fiscal 2013 compared to fiscal 2012 was due primarily to the $1.5 million in FHLB pre-payment penalties recognized as well as a $1.1 million increase in salaries and employee benefits. The increase in salaries and employee benefits expense during the year ended September 30, 2013 primarily reflects an increase in the number of employees in our secondary market program as well as the increase in support staff in the Credit Review Department and Mortgage Loan Department. There was an increase of $283,000 in professional fees and a $302,000 increase in REO expense in the fiscal year ended September 2013.

Income Tax Expense.  Our income tax expense was $6.0 for the year ended September 30, 2013 compared to an income tax expense of $628,000 for the year ended September 30, 2012. The increased income tax expense for the year ended September 30, 2013 was primarily due to an increase in our DTA valuation allowance to $12.5.

Comparison of Operating Results for the Years Ended September 30, 2012 and September 30, 2011

General.  We reported net income of $2.0 million for the year ended September 30, 2012 compared to a net loss of $6.1 million for the year ended September 30, 2011. On a per share basis (as adjusted for our “second-step” conversion), the net income was $0.31 per share for the year ended September 30, 2012, compared to net loss of $0.96 per share for the year ended September 30, 2011. The primary reason for the $8.1 million improvement in our results of operations in fiscal 2012 compared to the prior fiscal year was a reduction in the provision of loan losses of $11.6 million, which was partially offset by a $4.2 million increase in income tax expense and a $2.2 million decrease in net interest income. Our interest rate spread was 2.67% and our net interest margin was 2.79% for the year ended September 30, 2012, compared to a net interest spread of 2.88% and a net interest margin of 3.02% for the year ended September 30, 2011.

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

Provision for Loan Losses. The provision for loan losses was $810,000 for the year ended September 30, 2012, compared to $12.4 million for the year ended September 30, 2011. The $11.6 million difference in the provision for loan losses for the year ended September 30, 2012, compared to fiscal 2011, among other things, reflected the overall improvement in the trend of our levels of delinquent, impaired and non-performing loans during fiscal 2012. At September 30, 2012, our total loans more than 30 days past due amounted to $14.3 million, a $1.3 million, or 8.5%, improvement compared to September 30, 2011. Our total impaired loans amounted to $13.2 million at September 30, 2012, a $1.6 million, or 10.9%, reduction compared to our impaired loans at September 30, 2011. Our total non-accrual loans were $9.7 million at September 30, 2012 compared to $12.9 million at September 30, 2011, a $3.2 million, or 24.5%, reduction. In addition to the improvements in the levels of our delinquent,  impaired and non-performing loans during the year ended September 30, 2012 compared to fiscal 2011, the reduction in the provision for loan losses during the fiscal 2012 period also reflected the actions that we took in fiscal 2011 to increase the oversight and resolution of our non-performing and problem loans as well as the significant increases to the allowance for loan losses made in fiscal 2011 with respect to loans that remained in our portfolio or were resolved during the year ended September 30, 2012. Our total gross charge-offs for the year ended September 30, 2012 were $4.6 million, a $5.9 million, or 56.2%, improvement compared to $10.6 million of charge-offs during the year ended September 30, 2011. We recorded $1.3 million in total recoveries to the allowance for loan losses during the year ended September 30, 2012 compared to fiscal 2011, due primarily to the receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania. Our ratio of net charge-offs to the total allowance for loan losses was 43.9% for the fiscal year ended September 30, 2012 compared to 103.4% for the fiscal year ended September 30, 2011. As of September 30, 2012, the balance of the allowance for loan losses was $7.6 million, or 1.64% of gross loans and 77.76% of non-accruing loans, compared to an allowance for loan losses of $10.1 million or 1.97% of gross loans and 78.21% of non-accruing loans at September 30, 2011.

Other Income.  Our other, or non-interest, income increased by $725,000, or 42.6%, to $2.4 million for the year ended September 30, 2012 compared to $1.7 million for the year ended September 30, 2011. The increase in other income during fiscal 2012 was due primarily to a $751,000 net gain recorded on the sale of securities, which consisted of a $415,000 gain recorded on the securitization and sale of $10.7 million of long-term, fixed-rate residential mortgage loans and a $336,000 gain on the sale of $15.7 million of investment securities.

Other Expenses.  Our other, or non-interest, expenses decreased by $2.1 million, or 11.5%, to $16.4 million for the year ended September 30, 2012 compared to $18.5 million for the year ended September 30, 2011. The decrease in other operating expenses in fiscal 2012 compared to fiscal 2011 was due primarily to a $1.8 million decrease in other real estate owned expense, a $274,000 decrease in federal deposit insurance premiums, due to a lower deposit base in fiscal 2012 and a $359,000 decrease in professional fees. The decrease in other REO expense was due to the reduction of other real estate owned during fiscal 2012. The decrease in professional fees was primarily due to $311,000 reduction in legal fees.  These decreases were partially offset by a $344,000 increase in salaries and employee benefits and a $130,000 increase in data processing in the year ended September 30, 2012 compared to the year ended September 30, 2011.

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

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2013, our cash and cash equivalents amounted to $23.7 million.  In addition, at such date our available for sale investment securities amounted to $124.7 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2013, we had certificates of deposit maturing within the next 12 months amounting to $109.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended September 30, 2013, the average balance of our outstanding FHLB advances was $47.6 million.  At September 30, 2013, we had $38.0 million in outstanding long-term FHLB advances and we had $169.1 million in potential FHLB advances available to us.  In addition, at September 30, 2013, we had a $50.0 million line of credit with the FHLB, of which none was outstanding.

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

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2013.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations	$-	$10,000	$-	$28,000	$38,000
Certificates of deposit	109,344	98,498	44,962	9,150	261,954
Operating lease obligations	279	452	430	4,334	5,495
Total contractual obligations	$109,623	$108,950	$45,392	$41,484	$305,449

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in its financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(Dollars in thousands)
Commitments to extend credit:(1)
Future loan commitments	$7,858	$14,190
Undisbursed construction loans	3,797	4,519
Undisbursed home equity lines of credit	13,936	24,826
Undisbursed Commercial lines of credit	3,032	3,163
Overdraft protection lines	108	813
Standby letters of credit	3,727	3,717
Total commitments	$32,458	$51,228

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations.  Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
63

Recent Accounting Pronouncements

Please refer to the note on Recent Accounting Pronouncements in Note 2 to the consolidated financial statements in Item 8 for a detailed discussion of new accounting pronouncements.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Bancorp, Inc. and Subsidiaries

              We have audited the accompanying consolidated statement of financial condition of Malvern Bancorp, Inc. and its subsidiaries (collectively the “Company”) as of September 30, 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Bancorp, Inc. and its subsidiaries at September 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
December 19, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Malvern Federal Bancorp, Inc. (now known as Malvern Bancorp, Inc.) and its subsidiaries (the “Company”) as of September 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two year period ended September 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Federal Bancorp, Inc. and its subsidiaries as of September 30, 2012, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania
December 26, 2012

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30,
	2013	2012
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,251	$1,413
Interest bearing deposits in depository institutions	22,436	130,497
Cash and Cash Equivalents	23,687	131,910
Investment securities available for sale, at fair value	124,667	80,508
Restricted stock, at cost	3,038	4,147
Loans held for sale	10,367	-
Loans receivable, net of allowance for loan losses of $5,090 and $7,581, respectively	401,857	457,001
Other real estate owned	3,962	4,594
Accrued interest receivable	1,404	1,521
Property and equipment, net	7,259	7,675
Deferred income taxes, net	2,464	6,775
Bank-owned life insurance	21,341	15,286
Other assets	1,508	2,395
Total Assets	$601,554	$711,812

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$24,761	$23,062
Deposits-interest-bearing	459,835	517,926
Total Deposits	484,596	540,988
FHLB advances	38,000	48,085
Advances from borrowers for taxes and insurance	1,118	1,006
Accrued interest payable	139	266
Stock subscription escrow	-	56,677
Other liabilities	2,295	2,154
Total Liabilities	526,148	649,176

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473 and 6,102,500, respectively	66	62
Additional paid-in-capital	60,302	25,846
Retained earnings	19,793	38,596
Treasury stock-at cost, 0 shares and 50,000 shares, respectively	-	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,067)	(2,032)
Accumulated other comprehensive (loss) income	(2,688)	641
Total Shareholders’ Equity	75,406	62,636
Total Liabilities and Shareholders’ Equity	$601,554	$711,812

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended September 30,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$20,172	$24,046	$28,185
Investment securities, taxable	1,745	1,600	1,487
Investment securities, tax-exempt	228	74	23
Dividends, restricted stock	19	4	-
Interest-bearing cash accounts	137	51	31
Total Interest and Dividend Income	22,301	25,775	29,726
Interest Expense
Deposits	5,279	6,692	8,453
Long-term borrowings	1,665	1,720	1,745
Total Interest Expense	6,944	8,412	10,198
Net Interest Income	15,357	17,363	19,528
Provision for Loan Losses	11,235	810	12,392
Net Interest Income after Provision for Loan Losses	4,122	16,553	7,136

Other Income
Service charges and other fees	1,049	897	888
Rental income-other	251	253	267
Gain on sale of investments, net	479	751	-
Loss on disposal of fixed assets	(1)	-	-
Loss on sale of loans, net	(94)	-	-
Earnings on bank-owned life insurance	1,176	526	547
Total Other Income	2,860	2,427	1,702
Other Expense
Salaries and employee benefits	7,806	6,741	6,397
Occupancy expense	2,027	2,088	2,150
Federal deposit insurance premium	856	867	1,141
Advertising	737	718	737
Data processing	1,269	1,262	1,132
Professional fees	1,756	1,473	1,832
Other real estate owned expense, net	1,638	1,336	3,182
FHLB prepayment penalty	1,543	-	-
Other operating expenses	2,143	1,908	1,958
Total Other Expenses	19,775	16,393	18,529
(Loss) Income before income tax expense (benefit)	(12,793)	2,587	(9,691)
Income tax expense (benefit)	6,010	628	(3,579)
Net (Loss) Income	$(18,803)	$1,959	$(6,112)
Basic (Loss) Earnings Per Share	$(2.96)	$0.31	$(0.96)
Dividends Declared Per Share	$0.00	$0.00	$0.03

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended September 30,
	2013	2012	2011
	(In thousands)

Net (Loss) Income	$(18,803)	$1,959	$(6,112)

Other Comprehensive (Loss) Income:
Changes in net unrealized net gains and losses on securities available for sale	(4,565)	1,191	260
Gains realized in net income (loss)(1)	(479)	(751)	-
	(5,044)	440	260
Deferred income tax effect	1,715	(150)	(88)
Total other comprehensive (loss) income	(3,329)	290	172
Total comprehensive (loss) income	$(22,132)	$2,249	$(5,940)

(1)  Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total other income.
Related income tax expense in the amount of $163,000, $255,000 and $0, respectively, are included in income tax (benefit) expense.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended September 30, 2013, 2012, and 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share data)
Balance, October 1, 2010	$62	$25,912	$42,830	$(477)	$(2,299)	$179	$66,207
Net Loss	-	-	(6,112)	-	-	-	(6,112)
Other comprehensive income	-	-	-	-	-	172	172
Cash dividends declared ($0.03 per share)	-	-	(81)	-	-	-	(81)
Committed to be released ESOP shares (13,404 shares)	-	(23)	-	-	121	-	98
Balance, September 30, 2011	62	25,889	36,637	(477)	(2,178)	351	60,284
Net Income	-	-	1,959	-	-	-	1,959
Other comprehensive income	-	-	-	-	-	290	290
Committed to be released ESOP shares (13,404 shares)	-	(43)	-	-	146	-	103
Balance, September 30, 2012	62	25,846	38,596	(477)	(2,032)	641	62,636
Net Loss	-	-	(18,803)	-	-	-	(18,803)
Other comprehensive loss	-	-	-	-	-	(3,329)	(3,329)
Cancellation of common stock	(62)	62	-	-	-	-	-
Cancellation of treasury stock	-	(477)	-	477	-	-	-
Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	-	180	-	-	(180)	-	-
Dissolution of mutual holding company	-	100	-	-	-	-	100
Proceeds from issuance of common stock, net of offering expenses of $1.6 million	66	34,567	-	-	-	-	34,633
Committed to be released ESOP shares (14,371 shares)	-	24	-	-	145	-	169
Balance, September 30, 2013	$66	$60,302	$19,793	$-	$(2,067)	$(2,688)	$75,406

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net (loss) income	$(18,803)	$1,959	$(6,112)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	695	724	826
Provision for loan losses	11,235	810	12,392
Deferred income taxes expense (benefit)	6,025	541	(3,091)
ESOP expense	169	103	98
Accretion of premiums and discounts on investment securities, net	(735)	(165)	(61)
Amortization of loan origination fees and costs	(267)	(1,010)	(896)
(Accretion) amortization of mortgage service rights	(6)	74	6
Net gain on sale of investment securities available for sale	(479)	(589)	-
Net gain on sale of investment securities held to maturity	-	(162)	-
Net loss on disposal of fixed assets	1	-	-
Net loss on sale of loans	460	-	-
Net gain on sale of secondary market loans	(366)	-	-
Proceeds on sale of secondary market loans	17,660	-	-
Originations of secondary market loans	(17,294)	-	-
Gain on sale of other real estate owned	(330)	(73)	(23)
Write down of other real estate owned	1,648	1,014	2,455
Decrease in accrued interest receivable	117	376	216
(Decrease) increase in accrued interest payable	(127)	33	(34)
Increase in other liabilities	141	306	592
Earnings on bank-owned life insurance	(1,176)	(526)	(547)
(Increase) decrease in other assets	(809)	(335)	913
Decrease in prepaid FDIC assessment	391	829	1,087
Net Cash (Used in) Provided by Operating Activities	(1,850)	3,909	7,821
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	-	626	949
Investment securities available for sale	27,534	37,440	37,955
Proceeds from sale of investment securities held to maturity	-	3,177	-
Proceeds from sale of investment securities available for sale	18,171	24,128	-
Purchases of investment securities available for sale	(93,693)	(55,666)	(71,333)
Proceeds from sale of loans	1,707	-	-
Loan purchases	(31,060)	(30,901)	(32,368)
Loan originations and principal collections, net	58,365	66,065	49,718
Proceeds from sale of other real estate owned	3,917	6,169	7,022
Additions to mortgage servicing rights	(158)	(53)	-
Purchases of bank-owned life insurance	(6,000)	-	-
Proceeds from death benefit of bank-owned life insurance	1,121	-	-
Net decrease in restricted stock	1,109	1,202	1,218
Proceeds from sale of property and equipment	2	-	-
Purchases of property and equipment	(282)	(234)	(227)
Net Cash (Used in) Provided by Investing Activities	(19,267)	51,953	(7,066)
Cash Flows from Financing Activities
Net decrease in deposits	(56,392)	(13,467)	(42,403)
Proceeds for long-term borrowings	10,000	-	-
Repayment of long-term borrowings	(20,085)	(1,013)	(6,236)
Increase in advances from borrowers for taxes and insurance	112	355	66
Proceeds from stock issuance	-	56,677	-
Return of excess stock subscription funds	(20,841)	-	-
Cash dividends paid	-	-	(81)
Cash from mutual holding company reorganization	100	-	-
Net Cash (Used in) Provided by Financing Activities	(87,106)	42,552	(48,654)
Net (Decrease) Increase in Cash and Cash Equivalents	(108,223)	98,414	(47,899)
Cash and Cash Equivalent - Beginning	131,910	33,496	81,395
Cash and Cash Equivalent - Ending	$23,687	$131,910	$33,496

Supplementary Cash Flows Information
Interest paid	$7,071	$8,379	$10,232
Income taxes paid	$12	$4	$11
Non-cash transfer of loans to other real estate owned	$4,603	$3,383	$12,460
Non-cash transfer of loans to investment securities available for sale	$10,102	$10,671	$-
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$-	$520	$-
Stock subscription funds transferred to shareholders’ equity	$34,633	$-	$-
Non-cash transfer of loans to loans held for sale	$10,367	$-	$-

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

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

On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”) completed the “second-step” conversion from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Federal Mutual Holding Company (the “Mutual Holding Company”) and the Mid-Tier Holding Company have ceased to exist.  Malvern Bancorp, Inc., a Pennsylvania company, became the holding company for the Bank and owns all of the issued and outstanding shares of the common stock of Malvern Federal Savings Bank. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp, Inc., were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered Mid-Tier Holding Company held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the new Malvern Bancorp, Inc. in the conversion and reorganization. As a result of the stock offering and reorganization, the Company held $56.7 million of subscriptions at September 30, 2012. The total shares outstanding upon completion of the stock offering and the exchange were approximately 6,558,473.

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

The Company is the successor to the Mid-Tier Holding Company and references to Malvern Bancorp or the Company include reference to the Mid-Tier Holding Company where applicable.

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
September 30, 2013, 2012 and 2011

Note 1 – Organizational Structure and Nature of Operations (Continued)

The Company and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, and the Bank and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware company, provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of September 30, 2013 and September 30, 2012, SAMG’s total assets were $53,000 and $42,000, respectively.  The net income of SAMG for the year ended September 30, 2013 was $10,000.  There was no income reported for SAMG for the year ended September 30, 2012. The net income of SAMG for the year ended September 30, 2011 was $8,000.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”)  Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2013.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements at and for the year ended September 30, 2013 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. The consolidated financial statements at and for the years ended September 30, 2012 and 2011 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities and fair value measurements.

 Significant Group Concentrations of Credit Risk - Most of the Company’s activities are with customers located within Chester and Delaware Counties, Pennsylvania.  Note 5 discusses the types of investment securities that the Company invests in.  Note 6 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.  Although the Company has a diversified portfolio, its debtors ability to honor their contracts is influenced by, among other factors, the region’s economy.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions and interest bearing deposits.

The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available.  Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts.  Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of $3.9 million and $4.4 million at September 30, 2013 and 2012, respectively.

Investment Securities - Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At September 30, 2013 and September 30, 2012, the Company had no investment securities classified as trading or held to maturity.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Receivable - The Company, through the Bank, grants mortgage, construction, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans secured by properties located throughout Chester County, Pennsylvania and surrounding areas.  The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, the real estate and general economic conditions in this area.

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

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Loans Held-For-Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated balance sheet (see “Loan Servicing” for more detail).  As of September 30, 2013, there were $10.4 million loans classified as held for sale.  The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser, they were not sold in the secondary market for residential mortgage loans.  There were no loans classified as held for sale as of September 30, 2012.

Allowance for Loan Losses - The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. Reserves for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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
September 30, 2013, 2012 and 2011

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

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or seven years and then adjusts annually.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

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

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Consumer Lending. The Company currently originates most of its consumer loans in its primary market area and surrounding areas.  The Company originates consumer loans on both a direct and indirect basis. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral.  As a result of the declines in the market value of real estate and the deterioration in the overall economy, we are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Troubled Debt Restructurings - Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate.

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

Loan Servicing - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Other Real Estate Owned - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the previously established carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in other expenses from other real estate owned.

Restricted Stock - Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2013 and September 30, 2012, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

As of September 30, 2013 and 2012, there were net repurchases of $1.1 million and $1.2 million, respectively.  Also as of September 30, 2013 and 2012 the number of FHLB shares was 30,378 and 41,466, respectively.  There was no dividend received or recognized in income for fiscal years 2013 or 2012.

Property and Equipment - Property and equipment are carried at cost.  Depreciation is computed using the straight-line and accelerated methods over estimated useful lives ranging from 3 to 39 years beginning when assets are placed in service.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period.  The cost of maintenance and repairs is charged to income as incurred.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance - The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Earnings from the increase in cash surrender value of the policies are included in other income on the statement of operations.

Employee Benefit Plans - The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $110,000, $102,000, and $54,000, for fiscal 2013, 2012, and 2011, respectively.  There were no bonus matching contributions for fiscal years 2013, 2012 and 2011.

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $1.3 million and $1.1 million at September 30, 2013 and 2012, respectively.  Distributions made for the fiscal year 2013 and 2012 were $20,000 and $20,000, respectively.  The expense associated with the Plans for the years ended September 30, 2013, 2012, and 2011 was $168,000, $116,000, and $172,000, respectively.

Advertising Costs - The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws and a determination of the differences between the tax and the financial reporting basis of assets and liabilities.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

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

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Commitments and Contingencies - In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the statement of financial condition when they are funded.

Segment Information - The Company has one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

Reclassifications - Certain reclassifications have been made to the previous years’ consolidated financial statements to conform to the current year’s presentation.  These reclassifications had no effect on the Company’s results of operations.

Recent Accounting Pronouncements - In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This amendment addresses the financial statement presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s consolidated financial statements and the Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  For the fiscal years ended September 30, 2013, 2012 and 2011, the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.    The calculation for the years ended September 30, 2012 and 2011 have been adjusted for the exchange and additional share issuance in the second-step conversion and reorganization and offering completed on October 11, 2012.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Net (Loss) Income	$(18,803)	$1,959	$(6,112)

Weighted average shares outstanding	6,544,731	6,102,500	6,102,500
Exchange rate from offering	-	1.0748	1.0748
Adjusted weighted average shares outstanding	6,544,731	6,558,967	6,558,967
Average unearned ESOP shares	(193,483)	(204,016)	(218,382)
Weighted average shares outstanding – basic	6,351,248	6,354,951	6,340,585

Earnings (Loss) per share – basic	$(2.96)	$0.31	$(0.96)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During the years ended September 30, 2013, 2012 and 2011, there were 14,371, 13,404, and 13,404 shares, respectively, committed to be released.  At September 30, 2013, there were 186,765 unallocated shares and 72,453 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.4 million.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 5 - Investment Securities

At September 30, 2013 and 2012, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at September 30, 2013 and 2012 consisted of the following:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agencies	$20,108	$7	$(683)	$19,432
State and municipal obligations	12,381	19	(462)	11,938
Single issuer trust preferred security	1,000	-	(190)	810
Corporate debt securities	1,756	28	(2)	1,782
	35,245	54	(1,337)	33,962

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,967	52	(5)	2,014
Fixed-rate	18,967	6	(882)	18,091
FHLMC:
Adjustable-rate	5,032	11	(22)	5,021
Fixed-rate	13,391	-	(541)	12,850
CMO, fixed-rate	54,137	122	(1,530)	52,729
	93,494	191	(2,980)	90,705
	$128,739	$245	$(4,317)	$124,667

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agencies	$23,674	$247	$-	$23,921
FHLB notes	695	1	-	696
State and municipal obligations	9,217	186	(16)	9,387
Single issuer trust preferred security	1,000	-	(236)	764
Corporate debt securities	2,006	51	-	2,057
	36,592	485	(252)	36,825
Mortgage-backed securities:
FNMA:
Adjustable-rate	1,144	71	-	1,215
Fixed-rate	647	63	-	710
FHLMC, adjustable-rate	248	13	-	261
GNMA, adjustable-rate	1	-	-	1
CMO, fixed-rate	40,904	600	(8)	41,496
	42,944	747	(8)	43,683
	$79,536	$1,232	$(260)	$80,508

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 5 - Investment Securities (Continued)

Proceeds from sales of securities available for sale during fiscal 2013 were $18.2 million. Gross gains of $479,000 were realized on these sales. Proceeds from sales of securities available for sale during fiscal 2012 were $24.1 million. Gross gains of $589,000 were realized on these sales. There were no sales of investments during fiscal 2011.

During the quarter ended March 31, 2012, the Bank sold two fixed rate FNMA mortgage-backed securities from the held to maturity (“HTM”) investment portfolio with an approximate book value of $2.8 million and a gross gain of $164,000. In addition, on August 8, 2012 the Company sold seventeen variable rate GNMA mortgage-backed securities that were classified as HTM with a book value of approximately $184,000 and a gross loss of $2,000. As per ASC Topic 320-10-25, the sales of the securities sold in August occurred after collection of a substantial portion (at least 85%) of the principal outstanding at acquisition. The securities sold in March 2012, did not meet any of the exceptions allowable under ASC Topic 320-10-25.  As a result, the Company transferred the remaining outstanding balance of approximately $520,000 to the available-for-sale portfolio and $50,000 to accumulated other comprehensive income as of September 30, 2012.

There were no investment securities held to maturity for the years ended September 30, 2013 or 2012.

The following tables summarize the aggregate investments at September 30, 2013 and 2012 that were in an unrealized loss position.

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities
Available for Sale:
U.S. government agencies	$18,104	$(683)	$-	$-	$18,104	$(683)
State and municipal obligations	10,748	(462)	-	-	10,748	(462)
Single issuer trust preferred security	-	-	810	(190)	810	(190)
Corporate securities	249	(2)	-		249	(2)
Mortgage-backed securities:
FNMA:
Adjustable-rate	966	(5)	-		966	(5)
Fixed-rate	17,990	(882)	-		17,990	(882)
FHLMC:
Adjustable-rate	4	(22)	-		4	(22)
Fixed-rate	12,850	(541)	-		12,850	(541)
CMO, fixed-rate	43,271	(1,530)	-	-	43,271	(1,530)
	$104,182	$(4,127)	$810	$(190)	$104,992	$(4,317)

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 5 - Investment Securities (Continued)

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

As of September 30, 2013, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2013, the Company held 21 U.S. government agency securities, 30 tax-free municipal bonds, one corporate security, 70 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2013 represents other-than-temporary impairment.

At September 30, 2013, the gross unrealized loss of the single issuer trust preferred security slightly improved by $46,000 from an unrealized loss at September 30, 2012 of $236,000 to an unrealized loss of $190,000 as of September 30, 2013. Increases in long-term interest rate, specifically the 10-year U.S. Treasury bond during the fiscal 2013, caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to decrease. Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At September 30, 2013 and 2012 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2013 follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

	(In thousands)
Within 1 year	$3,173	$2,998
Over 1 year through 5 years	5,573	5,538
After 5 years through 10 years	25,031	24,017
Over 10 years	1,468	1,409
	35,245	33,962
Mortgage-backed securities	93,494	90,705
	$128,739	$124,667

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following at September 30, 2013 and 2012:

	September 30,
	2013	2012
	(In thousands)
Residential mortgage	$239,900	$231,803
Construction and Development:
Residential and commercial	6,672	20,500
Land	2,439	632
Total Construction and Development	9,111	21,132
Commercial:
Commercial real estate	70,571	112,199
Multi-family	1,971	2,087
Other	5,573	7,517
Total Commercial	78,115	121,803
Consumer:
Home equity lines of credit	20,431	20,959
Second mortgages	54,532	65,703
Other	2,648	762
Total Consumer	77,611	87,424

Total loans	404,737	462,162

Deferred loan cost, net	2,210	2,420
Allowance for loan losses	(5,090)	(7,581)
Total loans receivable, net	$401,857	$457,001

Subsequent to year-end, the Company completed the sale of a substantial portion of our problem loans in a bulk transaction to a single investor in October 2013. The loans had an aggregate book balance of $20.4 million and were sold at a loss of approximately $10.1 million. As a result, our consolidated statement of financial condition at September 30, 2013 includes such $10.4 million in loans as held for sale. Such loans are not considered to be included in our loan portfolio at September 30, 2013.  Net proceeds from the sale amounted to $9.3 million after deducting amounts due for outstanding liens, related expenses and applicable transfer fees.  This transaction resulted in additional provisions of approximately $10.0 million through the provision for loan loss during the fourth quarter of fiscal 2013. In addition, during November 2013 and subsequent to the September 30, 2013 year-end, the Company repurchased from the bulk sale two construction and development loans with a carrying value in the amount of $1.0 million as of September 30, 2013. These loans were classified as held for sale at September 30, 2013 and will be recorded as non-accruing and impaired as of December 31, 2013 quarter.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2013, 2012 and 2011.

	September 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(994)	(5,768)	(99)	(6,315)	-	(94)	-	(1,042)	(9)	-	(14,321)
Recoveries	199	-	-	117	-	23	17	235	4	-	595
Provision	722	5,208	144	4,431	30	(96)	(40)	811	11	14	11,235
Ending Balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090

Loans receivable:
Ending balance	$239,900	$6,672	$2,439	$70,571	$1,971	$5,573	$20,431	$54,532	$2,648		$404,737
Ending balance: individually evaluated for impairment	$1,295	$209	$237	$-	$-	$900	$34	$572	$-		$3,247
Ending balance: collectively evaluated for impairment	$238,605	$6,463	$2,202	$70,571	$1,971	$4,673	$20,397	$53,960	$2,648		$401,490

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

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
September 30, 2013, 2012 and 2011

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
September 30, 2013, 2012 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2013 and 2012.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2013:
Residential mortgage	$-	$-	$1,295	$1,295	$1,510
Construction and Development:
Residential and commercial	-	-	209	209	297
Land	-	-	237	237	337
Commercial:
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	34	34	50
Second mortgages	-	-	572	572	1,101
Total impaired loans	$-	$-	$3,247	$3,247	$4,195

September 30, 2012:
Residential mortgage	$-	$-	$3,971	$3,971	$5,344
Construction and Development:
Residential and commercial	-	-	3,788	3,788	5,615
Commercial:
Commercial real estate	2,306	351	2,531	4,837	5,300
Other	-	-	175	175	175
Consumer:
Home equity lines of credit	-	-	23	23	37
Second mortgages	-	-	447	447	743
Total impaired loans	$2,306	$351	$10,935	$13,241	$17,214

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized during the year ended September 30, 2013, 2012 and 2011.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)
Year Ended September 30, 2013:
Residential mortgage	$3,375	$45	$199
Construction and Development:
Residential and commercial	5,940	65	946
Land	10	2	2
Commercial:
Commercial real estate	4,763	255	675
Other	246	14	27
Consumer:
Home equity lines of credit	22	1	3
Second mortgages	574	4	10
Total	$14,930	$386	$1,862

Year Ended September 30, 2012:
Residential mortgage	$2,976	$77	$142
Construction and Development:
Residential and commercial	3,410	49	945
Commercial:
Commercial real estate	6,251	274	352
Other	180	7	7
Consumer:
Home equity lines of credit	26	-	-
Second mortgages	656	4	7
Other	1	-	-
Total	$13,500	$411	$1,453

Year Ended September 30, 2011:
Residential mortgage	$1,978	$8	$126
Construction and Development:
Residential and commercial	2,386	136	1,805
Commercial:
Commercial real estate	8,736	369	451
Multi-family	138	-	-
Other	32	7	7
Consumer:
Home equity lines of credit	102	4	13
Second mortgages	1,009	25	42
Total	$14,381	$549	$2,444

 No additional funds are committed to be advanced in connection with impaired loans.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2013 and 2012.

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Residential mortgage	$238,461	$144	$1,295	$-	$239,900
Construction and Development:
Residential and commercial	5,564	159	949	-	6,672
Land	2,202	-	237	-	2,439
Commercial:
Commercial real estate	67,028	3,166	377	-	70,571
Multi-family	1,971	-	-	-	1,971
Other	4,363	310	900	-	5,573
Consumer:
Home equity lines of credit	20,397	-	34	-	20,431
Second mortgages	53,790	14	728	-	54,532
Other	2,625	23	-	-	2,648
Total	$396,401	$3,816	$4,520	$-	$404,737

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Residential mortgage	$227,651	$149	$4,003	$-	$231,803
Construction and Development:
Residential and commercial	6,920	1,497	12,083	-	20,500
Land	-	632	-	-	632
Commercial:
Commercial real estate	89,646	4,441	17,761	351	112,199
Multi-family	2,087	-	-	-	2,087
Other	5,849	900	768	-	7,517
Consumer:
Home equity lines of credit	20,936	-	23	-	20,959
Second mortgages	64,672	38	993	-	65,703
Other	761	-	1	-	762
Total	$418,522	$7,657	$35,632	$351	$462,162

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2013	2012
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,295	$3,540
Construction and Development:
Residential and commercial	-	3,788
Commercial:
Commercial real estate	-	1,458
Other	-	201
Consumer:
Home equity lines of credit	34	23
Second mortgages	572	739
Total non-accrual loans	$1,901	$9,749

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $131,000, $1.1 million and $1.3 million for fiscal 2013, 2012 and 2011, respectively. The amount that was included in interest income on such loans was $35,000, $236,000, and $342,000, respectively, for the years ended September 30, 2013, 2012 and 2011. There were no loans past due 90 days or more and still accruing interest at September 30, 2013 or 2012.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2013 and 2012.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
September 30, 2013:
Residential mortgage	$237,584	$820	$201	$1,295	$2,316	$239,900
Construction and Development:
Residential and commercial	6,672	-	-	-	-	6,672
Land	2,439	-	-	-	-	2,439
Commercial:
Commercial real estate	70,416	-	155	-	155	70,571
Multi-family	1,971	-	-	-	-	1,971
Other	5,573	-	-	-	-	5,573
Consumer:
Home equity lines of credit	20,397	-	-	34	34	20,431
Second mortgages	52,698	1,022	240	572	1,834	54,532
Other	2,643	4	1	-	5	2,648
Total	$400,393	$1,846	$597	$1,901	$4,344	$404,737

September 30, 2012:
Residential mortgage	$226,861	$1,020	$382	$3,540	$4,942	$231,803
Construction and Development:
Residential and Commercial	16,712	-	-	3,788	3,788	20,500
Land	632	-	-	-	-	632
Commercial:
Commercial real estate	108,963	-	1,778	1,458	3,236	112,199
Multi-family	2,087	-	-	-	-	2,087
Other	7,316	-	-	201	201	7,517
Consumer:
Home equity lines of credit	20,716	-	220	23	243	20,959
Second mortgages	63,824	854	286	739	1,879	65,703
Other	758	-	4	-	4	762
Total	$447,869	$1,874	$2,670	$9,749	$14,293	$462,162

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

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

The Company had seven and 15 loans classified as TDRs with an outstanding balance of $1.3 million and $9.6 million at September 30, 2013 and September 30, 2012, respectively. As a result of the bulk sale transaction, which was completed in October 2013, we transferred 14 TDRs with an aggregate book balance of $13.2 million (before charge-offs of $6.2 million) to held for sale status as of September 30, 2013, which was the primary reason for the decrease at September 30, 2013 compared to September 30, 2012. TDR loans with an aggregate balance of $1.3 million at September 30, 2013 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms through September 30, 2013, and, accordingly, were deemed to be performing loans at September 30, 2013 and we continued to accrue interest on such loans through such date. At September 30, 2013, none of our TDRs were deemed non-accruing TDRs. At September 30, 2012, 13 loans deemed TDRs with an aggregate balance of $8.2 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2012. During fiscal 2012 we charged-off $37,000 with respect to one home equity line of credit loan which was deemed a TDR. At September 30, 2012, two TDRs with an aggregate balance of $1.4 million were deemed non-accruing TDRs. The $1.4 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at September 30, 2012, were comprised of two construction and development loans.  All of such loans were classified as TDRs at September 30, 2012 since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

Notes to Consolidated Financial Statements
September 30, 2012, 2011 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the TDR loans as of year ended September 30, 2013 and 2012.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)

At September 30, 2013:
Construction & Development:
Residential and commercial	5	$209	-	$-
Land Loan	1	237	-	-
Commercial:
Other	1	900	-	-
Total	7	$1,346	-	$-

At September 30, 2012:
Residential mortgage	4	$864	-	$-
Construction & Development:
Residential and commercial	2	1,426	2	1,426
Land Loan	2	1,148	-	-
Commercial:			-	-
Commercial real estate	6	6,000	-	-
Other	1	175	-	-
Total	15	$9,613	2	$1,426

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	September 30,
	2013		2012
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)

Residential mortgage	$-	$-	$864	$-
Construction and Development:
Residential and commercial	209	-	-	1,426
Land loan	237	-	1,148	-
Commercial:
Commercial real estate	-	-	6,000	-
Other	900	-	175	-
Total	$1,346	$-	$8,187	$1,426

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the TDR activity for the twelve months ended September 30, 2013 and 2012.

	September 30,
	2013			2012
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	5	$209	$209	2	$1,810	$1,426
Land loans	1	237	237	-	-	-
Commercial:
other	1	900	900	-	-	-
Total	7	$1,346	$1,346	2	$1,810	$1,426

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
	2013	2012
	(In thousands)
Balance at beginning of year	$792	$617
New loans	-	267
Repayments	(269)	(92)
Balance at end of year	$523	$792

At September 30, 2013, 2012 and 2011, the Company was servicing loans for the benefit of others in the amounts of $44.4 million, $24.6 million and $23.1 million, respectively.  A summary of mortgage servicing rights included in other assets and the activity therein follows for the periods indicated:

	September 30,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$107	$128	$134
Amortization	6	(74)	(6)
Addition	158	53	-
Balance at end of year	$271	$107	$128

For sales prior to 2010, the fair value of servicing rights was determined using a base discount rate of 9.50% and prepayment speeds ranging from 5.00% to 10.50%, depending upon the stratification of the specific right, and a weighted average default rate of 1.92%. For the fiscal year ended September 30, 2012, the fair value of servicing rights was determined using a base discount rate of 11.0%.  For the fiscal year ended September 30, 2013, the fair value of servicing rights was determined using a base discount rate between 11% and 12%.  The fair market value is evaluated by a third party vendor on a quarterly basis.  During the fiscal year ended September 30, 2013, we sold $27.8 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of $366,000. For the fiscal year ended September 30, 2012, we sold $10.7 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of $415,000. There were no loan sales during fiscal year 2011.

No valuation allowance on servicing rights has been recorded at September 30, 2013, 2012, or 2011.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2013 and 2012:

		September 30,
	Estimated Useful Life (years)	2013	2012
		(In thousands)
Land	-	$711	$711
Building and improvements	10-39	11,386	11,331
Construction in process	-	1	44
Furniture, fixtures and equipment	3-7	4,067	3,812
		16,165	$15,898
Accumulated depreciation		(8,906)	(8,223)
		$7,259	$7,675

Depreciation expense was approximately $695,000, $724,000 and $826,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2013 and 2012 consisted of the following:

	September 30,
	2013		2012
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Balances by types of deposit:
Tiered savings	$1,574	0.33%	$22,278	4.12%
Regular savings	41,358	8.53	19,434	3.59
Money market accounts	67,372	13.90	70,955	13.12
Checking and NOW accounts	87,676	18.09	87,116	16.10
Non-Interest bearing demand	24,662	5.09	23,062	4.26
	222,642	45.94	222,845	41.19

Certificate accounts:
0% to 0.99%	113,142	23.35	94,189	17.41
1% to 1.99%	49,006	10.11	82,483	15.25
2% to 2.99%	59,599	12.30	99,210	18.34
3% to 3.99%	36,409	7.51	36,879	6.82
4% to 4.99%	3,798	0.79	5,042	0.93
5% to 5.99%	-	-	340	0.06
	261,954	54.06	318,143	58.81

Total	$484,596	100.00%	$540,988	100.00%

The total amount of certificates of deposit greater than $100,000 at September 30, 2013 and 2012 was $133.5 million and $160.9 million, respectively.  Currently, amounts above $250,000 are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 8 - Deposits (Continued)

Interest expense on deposits consisted of the following for the years:

	September 30,
	2013	2012	2011
	(In thousands)
Savings accounts	$24	$48	$78
Checking and NOW accounts	119	256	519
Money market accounts	228	446	915
Certificates of deposit	4,908	5,942	6,941
Total deposits	$5,279	$6,692	$8,453

The following is a schedule of certificates of deposit maturities.

September 30, 2013
(In thousands)

One year or less	$109,344
After one year to two years	66,181
After two years to three years	32,317
After three years to four years	20,573
After four years to five years	24,389
After five years	9,150
$261,954

Deposits from related parties held by the Company at September 30, 2013 and 2012 amounted to $658,000 and $503,000, respectively.

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $50.0 million of which none was outstanding at September 30, 2013 and 2012.  The interest rate on the line of credit at September 30, 2013 and 2012 was 0.25%.  The line of credit is to mature February 28, 2013.

The summary of long-term borrowings as of September 30, 2013 and 2012 are as follows:

	September 30,
	2013		2012
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due by September 30:
2013	$-	-%	$85	1.44%
2014	-	-	-	-
2015	5,000	0.12	-	-
2016	5,000	0.19	-	-
2017	-	-	-	-
2018	28,000	4.36	48,000	3.57
Total FHLB Advances	$38,000	3.90%	48,085	3.57%

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 9 – Borrowings (Continued)

At September 30, 2013, the Company had $38.0 million in outstanding long-term FHLB advances and $169.1 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

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

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 10 - Fair Value Measurements (Continued)

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2013 and 2012:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,432	$-	$19,432	$-
State and municipal obligations	11,938	-	11,938	-
Single issuer trust preferred security	810	-	810	-
Corporate debt securities	1,782	-	1,782	-
Total investment securities available for sale	33,962	-	33,962	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,014	-	2,014	-
Fixed-rate	18,091	-	18,091	-
FHLMC:
Adjustable-rate	5,021	-	5,021	-
Fixed-rate	12,850	-	12,850	-
CMO, fixed-rate-fate	52,729	-	52,729	-
Total mortgage-backed securities available for sale	90,705	-	90,705	-

Total	$124,667	$-	$124,667	$-

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen.  There were no changes in the year ended September 30, 2013.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 10 - Fair Value Measurements (Continued)

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$23,921	$-	$23,921	$-
FHLB notes	696	-	696	-
State and municipal obligations	9,387	-	9,387	-
Single issuer trust preferred security	764	-	764	-
Corporate debt securities	2,057	-	2,057	-
Total investment securities available for sale	36,825	-	36,825	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,215	-	1,215	-
Fixed-rate	710	-	710	-
FHLMC, adjustable rate	261	-	261	-
GNMA, adjustable-rate	1	-	1	-
CMO, fixed-rate	41,496	-	41,496	-
Total mortgage-backed securities available for sale	43,683	-	43,683	-

Total	$80,508	$-	$80,508	$-

For assets measured at fair value on a nonrecurring basis in fiscal 2013 and fiscal 2012 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2013 and 2012:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$10,367	$10,367	$-	$-
Other real estate owned	2,341	-	-	2,341
Impaired loans	1,047	-	-	1,047
Mortgage servicing rights	337	-	337	-
Total	$14,092	$10,367	$337	$3,388

	September 30, 2013
	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range/(Weighted Average
	(Dollars in thousands)

Other real estate owned	$2,341	Appraisal of collateral(1)	Collateral discounts(2)	14-84%/(39%)
Impaired loans(3)	1,047	Appraisal of collateral(1)	Collateral discounts(2)	1-73%/(28%)
Total	$3,388

(1) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3) Includes assets directly charged-down to fair value during the year-to-date period.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 10 - Fair Value Measurements (Continued)

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$2,991	$-	$-	$2,991
Impaired loans	5,925	-	-	5,925
Mortgage servicing rights	107	-	107	-
Total	$9,023	$-	$107	$8,916

	September 30, 2012
	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)

Other real estate owned	$2,991	Appraisal of collateral(1)	Collateral discounts(2)	20-63%/(18%)
Impaired loans(3)	5,925	Appraisal of collateral(1)	Collateral discounts(2)	0-16%/(16%)
Total	$8,916

(1) Fair value is generally determined through independent appraisals of the underlying collateral.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3) Includes assets directly charged-down to fair value during the year-to-date period.

The following table shows quantitative information regarding significant techniques and inputs used at September 30, 2013 and 2012 for assets measured using observable inputs (Level 2):

	Fair Value at September 30, 2013	Valuation Technique	Observable Input	Method or Value as of September 30, 2013
	(In thousands)
Servicing rights	$337	Discounted rate	Discount rate	11.00-12.00%	Rate used through modeling period

			Loan prepayment speeds	15.58%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				$150	Additional monthly servicing cost per loan on loans more than 30 days delinquent

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 10 - Fair Value Measurements (Continued)

	Fair Value at September 30, 2012	Valuation Technique	Observable Input	Method or Value as of September 30, 2012
	(In thousands)
Servicing rights	$107	Discounted rate	Discount rate	11.00%	Rate used through modeling period

			Loan prepayment speeds	28.04%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				25.00%	Additional monthly servicing cost per loan on loans more than 30 days delinquent

				0.00%	Of loans more than 30 days delinquent

The table below presents a summary of activity in our other real estate owned during the year ended September 30, 2013 and 2012:

		Year Ended September 30, 2013
	Balance as of September 30, 2012	Additions	Sales, net	Write-downs	Balance as of September 30, 2013
	(In thousands)
Residential mortgage	$1,262	$2,481	$2,777	$241	$725
Construction and Development:
Land	-	801	-	126	675
Commercial:
Commercial real estate	2,405	1,147	810	813	1,929
Multi-family	486	-	-	405	81
Other	-	174	-	-	174
Consumer:
Second mortgages	441	-	-	63	378
Total	$4,594	$4,603	$3,587	$1,648	$3,962

		Year Ended September 30, 2012
	Balance as of September 30, 2011	Additions	Sales, net	Write-downs	Balance as of September 30, 2012
	(In thousands)
Residential mortgage	$3,872	$755	$2,954	$411	$1,262
Construction and Development:
Land	-	164	99	65	-
Commercial:
Commercial real estate	4,415	1,537	3,009	538	2,405
Multi-family	-	486	-	-	486
Other	34	-	34	-	-
Consumer:
Second mortgages	-	441	-	-	441
Total	$8,321	$3,383	$6,096	$1,014	$4,594

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 10 - Fair Value Measurements (Continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2013 and 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of September 30, 2013 and 2012.

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

Loans Held-For-Sale – The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser, they were not sold in the secondary market for residential mortgage loans.

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
September 30, 2013, 2012 and 2011

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

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 10 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2013 and 2012 were as follows:

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$23,687	$23,687	$23,687	$-	$-
Investment securities available for sale	124,667	124,667	-	124,667	-
Loans receivable, net	401,857	405,802	-	-	405,802
Loans held for sale	10,367	10,367	10,367	-	-
Accrued interest receivable	1,404	1,404	-	1,404	-
Restricted stock	3,038	3,038	-	3,038	-
Mortgage servicing rights	271	337	-	337	-

Financial liabilities:
Savings accounts	42,932	42,932	-	42,932	-
Checking and NOW accounts	112,338	112,338	-	112,338	-
Money market accounts	67,372	67,372	-	67,372	-
Certificates of deposit	261,954	267,181	-	267,181	-
FHLB advances	38,000	41,281	-	41,281	-
Accrued interest payable	139	139	-	139	-

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$131,910	$131,910	$131,910	$-	$-
Investment securities available for sale	80,508	80,508	-	80,508	-
Loans receivable, net	457,001	479,613	-	-	479,613
Accrued interest receivable	1,521	1,521	-	1,521	-
Restricted stock	4,147	4,147	-	4,147	-
Mortgage servicing rights	107	107	-	107	-

Financial liabilities:
Savings accounts	41,712	41,712	-	41,712	-
Checking and NOW accounts	110,178	110,178	-	110,178	-
Money market accounts	70,955	70,955	-	70,955	-
Certificates of deposit	318,143	326,974	-	326,974	-
FHLB advances	48,085	56,102	-	56,102	-
Accrued interest payable	266	266	-	266	-

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 11 - Income Taxes

As of September 30, 2013 the Company’s net deferred tax asset before the consideration of a valuation allowance was $15.0 million compared to $8.0 million as of September 30, 2012.  The $15.0 million deferred tax asset, prior to valuation allowance, is comprised of the $8.6 million in net operating loss (“NOL”) carryovers and $6.4 million attributable to other items. The largest component of temporary difference deferred tax asset (“DTA”) relates to allowance for loan losses which totaled $3.1 million as of September 30, 2013.

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net deferred tax asset beginning with the most objectively verifiable evidence first, including available carry  back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective.

In accordance with ASC Topic 740, the Company considered certain prudent and feasible tax-planning strategies available at September 30, 2013 that, if implemented, could prevent an operating loss or tax credit carry-forward from expiring unused and could result in realization of the existing DTA. The Company has no present intention to implement such strategies; however, in the event that the Company determined future earnings would not be sufficient to realize the deferred tax asset, the Company has the ability to realize a portion of DTA through proven tax strategies such as: selling available-for-sale securities in a gain position from the investment portfolio, surrendering BOLI policies, and selling loans in a gain position from the loan portfolio, as well as sales or sale/leaseback of branch offices/office buildings to recognize built-in gains.

Based on the Company’s analysis of positive and negative evidence, the Company determined a DTA valuation allowance of $12.5 million was needed as of September 30, 2013.  When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740.  As a result of cumulative losses in recent periods and the uncertain nature of the current economic environment as of September 30, 2013, the Company did not use projections of future taxable income as a factor.  The Company will exclude future taxable income as a factor until it can show consistent and sustained profitability.  The Company will continue to reevaluate the realizability of the DTA and the valuation allowance may be adjusted in future periods accordingly.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 11 - Income Taxes (Continued)

Deferred income taxes at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$1,385	$-
Allowance for loan losses	3,091	3,362
Non-accrual interest	87	374
Write-down of real estate owned	573	222
Alternative minimum tax (AMT) credit carryover	64	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	435	384
Charitable contributions	202	198
Depreciation	150	33
State net operating loss	1,528	800
Federal net operating loss	7,046	2,166
Other	112	74
Total Deferred Tax Assets	15,010	8,014
Valuation allowance for DTA	(12,454)	(874)
Total Deferred Tax Assets, Net of Valuation Allowance	$2,556	$7,140
Deferred Tax Liabilities:
Unrealized gain on investments available for sale	-	(329)
Mortgage servicing rights	(92)	(36)
Total Deferred Tax Liabilities	(92)	(365)

Deferred Tax Assets, Net	$2,464	$6,775

Of these DTA, the carryforward periods for certain tax attributes are as follows:

●	Gross federal net operating loss carryforwards of $20.4 million (net DTA of $7.0 million) to expire in the fiscal year ending September 30, 2031;

●	Gross state net operating loss carryforwards of $20.0 million (net DTA of $1.5 million) to expire in part during the fiscal years ending September 30, 2013 and 2014;

●	Low income housing credit carryforwards of $337,000 to expire in the fiscal years ending September 30, 2030 and 2031;

●	AMT credit carryforward has no expiration date; and

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 11 - Income Taxes (Continued)

●
Gross charitable contributions carryforwards of $553,000 for the fiscal year ended 2008 (net DTA of $188,000) to expire in the fiscal year ending September 30, 2013 and gross charitable contributions carryforwards of $10,000 for the fiscal year ended 2010 (net DTA of $4,000) to expire in the fiscal year ending September 30, 2015 and gross charitable contributions carryforwards of $19,000 for the fiscal year ended 2011 (net DTA of $6,000) to expire in the fiscal year ending September 30, 2016 and gross charitable contributions carryforwards of $11,000 for the fiscal year ended 2012 (net DTA of $4,000) to expire in the fiscal year ending September 30, 2018.

Income tax expense (benefit) for the years ended September 30, 2013, 2012 and 2011 was comprised of the following:

	September 30,
	2013	2012	2011
	(In thousands)
Federal:
Current	$(15)	$87	$(488)
Deferred	6,025	541	(3,091)
	6,010	628	(3,579)
State, current	-	-	-
	$6,010	$628	$(3,579)

The following is a reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes for the years ended September 30, 2013, 2012 and 2011:

	September 30,
	2013	2012	2011
	(Dollars in thousands)

At federal statutory rate at 34%	$(4,350)	$880	$(3,295)
Adjustments resulting from:
State tax, net of federal benefit	-	-	-
Tax-exempt interest	(77)	(25)	(8)
Low-income housing credit	-	(44)	(41)
Earnings on bank-owned life insurance	(400)	(179)	(186)
DTA valuation allowance	10,724	-	-
Other	113	(4)	(49)
	$6,010	$628	$(3,579)
Effective tax rate	(47.0)%	24.3%	(36.9)%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities.  As of September 30, 2013 and 2012, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2010 to September 30, 2013.

The Small Business Job Protection Act of 1996 provides for the repeal of the tax bad debt deduction computed under the percentage-of-taxable-income method.  Upon repeal, the Company was required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988).  The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions and have been treated as a permanent tax difference.  The Company’s total tax bad debt reserves at September 30, 2013 and 2012 were approximately $1.6 million, of which $1.6 million represented the base year amount, and zero was subject to recapture.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 12 - Leases

Pursuant to the terms of non-cancelable operating lease agreements expiring in March 2015 and September 2030, pertaining to Company property, future minimum rent commitments are (In thousands):

Years ending September 30:
2014	$279
2015	237
2016	214
2017	215
2018	214
Thereafter	4,334
$5,493

The Company receives rents from the lease of office and residential space owned by the Company.  Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2014	$257
2015	75
2016	-
2017	-
2018	-
$332

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At September 30, 2013 and 2012, the uncollateralized portion of the letters of credit extended by the Company was approximately $3.7 million and $3.7 million, respectively.  The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2013 or 2012.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 13 - Commitments and Contingencies (Continued)

At September 30, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2013	2012
	(In thousands)
Commitments to extend credit:
Future loan commitments	$7,858	$14,190
Undisbursed construction loans	3,797	4,519
Undisbursed home equity lines of credit	13,936	24,826
Undisbursed commercial lines of credit	3,032	3,163
Overdraft protection lines	108	813
Standby letters of credit	3,727	3,717
Total Commitments	$32,458	$51,228

Commitments to grant loans at fixed rates at September 30, 2013 totaled $7.9 million, with such commitments being for loans with interest rates that ranged from 3.25% to 5.00%.  Commitments to grant loans at variable rates at September 30, 2013 totaled $24.6 million, with such commitments being for loans with initial interest rates that ranged from 3.51% to 7.35%.

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

Management believes, as of September 30, 2013, that the Bank met all capital adequacy requirements to which it was subject including individual minimum capital ratios imposed by the Office of the Comptroller of the Currency of 8.5% Tier 1 capital to adjusted total assets, 10.5% Tier 1 risk-based capital to risk-weighted assets and 12.5% total risk-based capital to risk-weighted assets.

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 14 – Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2013:
Tangible Capital (to tangible assets)	$64,524	10.91%	$≥ 8,874	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	64,524	10.91	≥23,664	4.00	≥29,580	5.00%
Tier 1 Capital (to risk-weighted assets)	64,524	17.72	≥14,566	4.00	≥21,849	6.00
Total risk-based Capital (to risk- weighted assets)	69,084	18.97	≥29,132	8.00	≥36,415	10.00

As of September 30, 2012:
Tangible Capital (to tangible assets)	$54,436	7.70%	$≥10,601	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	54,436	7.70	≥28,269	4.00	≥35,336	5.00%
Tier 1 Capital (to risk-weighted assets)	54,436	12.96	≥16,801	4.00	≥25,202	6.00
Total risk-based Capital (to risk- weighted assets)	59,715	14.22	≥33,602	8.00	≥42,003	10.00

During the year ended September 30, 2013, the Company contributed $25.0 million in additional capital to the Bank upon the successful completion of the “second-step” conversion and offering on October 11, 2012.

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2013 and 2012:

	September 30,
	2013	2012
	(In thousands)

Bank GAAP equity	$62,042	$58,835
Disallowed portion of deferred tax asset	-	(3,757)
Net unrealized gain on securities available for sale, net of income taxes	2,482	(642)
Tangible Capital , Core Capital and Tier 1 Capital	64,524	54,436
Allowance for loan losses (excluding specific reserves of $0 and $0 for 2013 and 2012, respectively), (also excluding 1.25% of risk-weighted assets of $627 and $2,302 for 2013 and 2012, respectively)	4,560	5,279
Total Risk-Based Capital	$69,084	$59,715

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 15 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2013	2012
	(In thousands)
Assets
Cash and Cash Equivalents	$2,394	$918
Investment in subsidiaries	62,042	58,835
Investment securities available for sale	8,313	-
Loans receivable, net	2,090	2,205
Deferred income taxes, net	106	115
Other assets	523	625
Total Assets	$75,468	$62,698

Liabilities
Accounts payable	$62	$62

Shareholders’ Equity	75,406	62,636
Total Liabilities and Shareholders’ Equity	$75,468	$62,698

Condensed Statements of Operations

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Income
Interest income	$184	$129	$210
Total Interest Income	184	129	210

Gain on sale of investment securities	-	40	-

Expense
Other operating expenses	17	14	58
Total Other Expenses	17	14	58

Gain before Equity in Undistributed Net Income(Loss) of Subsidiaries and Income Tax Benefit	167	155	152

Equity in Undistributed Net (Loss) Income of Subsidiaries	(18,839)	1,859	(6,094)

Income tax expense	131	55	170

Net (Loss) Income	$(18,803)	$1,959	$(6,112)

Notes to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Note 15 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net (loss) income	(18,803)	$1,959	$(6,112)
Undistributed net loss (income) of subsidiaries	18,839	(1,859)	6,094
Deferred income taxes, net	106	(32)	(30)
ESOP shares committed to be released	169	103	98
Amortization (accretion) of discounts on investment securities	40	79	(4)
Net gain on sale of investment securities	-	(40)	-
(Decrease) increase in other liabilities	-	(500)	14
(Increase) decrease in other assets	(197)	(193)	40
Net Cash Provided by (Used in) Operating Activities	154	(483)	100

Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	1,474	888	742
Purchases of investment securities	(10,299)	(1,001)	(3,290)
Calls, sales of investment securities	200	2,806	3,673
Loan originations and principal collections, net	115	109	105
Net Cash (Used in) Provided by Investing Activities	(8,510)	2,802	1,230

Cash Flows from Financing Activities
Proceeds from stock issuance net of offering costs	34,732	-	-
Capitalization	(25,000)	(3,200)	-
Capitalization of Mutual Holding Company	100	-	-
Cash dividends paid	-	-	(81)
Net Cash Provided by (Used in) Financing Activities	9,832	(3,200)	(81)

Net Increase (Decrease) in Cash and Cash Equivalents	1,476	(881)	1,249

Cash and Cash Equivalents - Beginning	918	1,799	550

Cash and Cash Equivalents - Ending	$2,394	$918	$1,799

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

Item 9B.  Other Information.

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive  proxy statement for the 2013 Annual Meeting of Shareholders to be held in February 2014 (the “Proxy Statement”).

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

Item 14.  Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Three) – Audit Fees” in the Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Bylaws of Malvern Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(1)
10.1	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and F. Claire Hughes, Jr.*	(2)
10.2	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Joseph E. Palmer, Jr.*	(2)
10.3	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Banks and John B. Yerkes, Jr.*	(2)
10.4	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Ronald Anderson*	(2)
10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(2)
10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and William E. Hughes, Jr.*	(2)
10.7	Supervisory Agreement by and through the Board of Directors of Malvern Federal Savings Bank and the Office of Thrift Supervision, dated October 19, 2010	(3)
10.8	Standstill Agreement, dated October 15, 2013, by and among, Malvern Bancorp, Inc., Malvern Federal Savings Bank, Stilwell Value Partners VI, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Associates, L.P., Stilwell Partners, L.P., Stilwell Value LLC and Joseph Stilwell, John P. O’Grady, and Gregg H. Kanter	(4)
23.0	Consent of BDO USA, LLP	Filed herewith
23.1	Consent of ParenteBeard LLC	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*	Denotes a management contract or compensatory plan or arrangement.
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2013 and 2012, (ii) the Consolidated Statement of Operations for the years ended September 30, 2013, 2012 and 2011, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2013, 2012 and 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2013, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2013, 2012 and 2011 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(1)	Incorporated by reference from the like-numbered exhibit included in Malvern Bancorp’s registration statement on Form S-1, filed May 31, 2012 (SEC File No. 333-181798).

119

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

(4)	Incorporated by reference from Exhibit 10.1 included in the Current Report on Form 8-K of the registrant, dated as of October 15, 2013 and filed on October 16, 2013 (SEC File No. 000-54835).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 19, 2013	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Ronald Anderson	Director, President and Chief Executive Officer (principal executive officer)	December 19, 2013
Ronald Anderson

/s/ F. Claire Hughes, Jr.	Chairman of the Board	December 19, 2013
F. Claire Hughes, Jr.

/s/ John B. Yerkes, Jr.	Vice Chairman of the Board	December 19, 2013
John B. Yerkes, Jr.

/s/ Joseph E. Palmer, Jr.	Director	December 19, 2013
Joseph E. Palmer, Jr.

/s/ Kristin S. Camp	Director	December 19, 2013
Kristin S. Camp

/s/ George E. Steinmetz	Director	December 19, 2013
George E. Steinmetz

/s/ Therese Woodman	Director	December 19, 2013
Therese Woodman

/s/ Stephen P. Scartozzi	Director	December 19, 2013
Stephen P. Scartozzi

/s/ Dennis Boyle	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	December 19, 2013
Dennis Boyle

