Form 10-Q
period 2013-12-31
MALVERN BANCORP, INC.
filed 2014-02-12
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2013
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: As of February 11, 2014, 6,558,473 shares of the Registrant’s common stock were issued and outstanding.

MALVERN BANCORP, INC.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	December 31, 2013	September 30, 2013
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$1,126	$1,251
Interest bearing deposits in depository institutions	21,544	22,436
Cash and Cash Equivalents	22,670	23,687
Investment securities available for sale, at fair value	123,826	124,667
Restricted stock, at cost	3,236	3,038
Loans held for sale	-	10,367
Loans receivable, net of allowance for loan losses of $4,845 and $5,090, respectively	407,306	401,857
Other real estate owned	2,472	3,962
Accrued interest receivable	1,438	1,404
Property and equipment, net	7,140	7,259
Deferred income taxes, net	2,510	2,464
Bank-owned life insurance	21,486	21,341
Other assets	1,957	1,508

Total Assets	$594,041	$601,554

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$24,638	$24,761
Deposits-interest-bearing	446,363	459,835
Total Deposits	471,001	484,596
FHLB advances	43,000	38,000
Advances from borrowers for taxes and insurance	2,911	1,118
Accrued interest payable	133	139
Other liabilities	2,383	2,295
Total Liabilities	519,428	526,148

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473	66	66
Additional paid-in capital	60,311	60,302
Retained earnings	19,857	19,793
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,030)	(2,067)
Accumulated other comprehensive loss	(3,591)	(2,688)
Total Shareholders’ Equity	74,613	75,406

Total Liabilities and Shareholders’ Equity	$594,041	$601,554

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2013	2012
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$4,527	$5,533
Investment securities, taxable	555	329
Investment securities, tax-exempt	54	52
Dividends, restricted stock	14	5
Interest-bearing cash accounts	15	31
Total Interest and Dividend Income	5,165	5,950
Interest Expense
Deposits	1,067	1,517
Long-term borrowings	263	430
Total Interest Expense	1,330	1,947

Net Interest Income	3,835	4,003
Provision for Loan Losses	80	400
Net Interest Income after Provision for Loan Losses	3,755	3,603
Other Income
Service charges and other fees	258	331
Rental income-other	64	63
Gain on sale of investments, net	14	27
Gain on sale of loans, net	27	164
Earnings on bank-owned life insurance	145	722
Total Other Income	508	1,307
Other Expense
Salaries and employee benefits	2,067	1,848
Occupancy expense	516	482
Federal deposit insurance premium	191	217
Advertising	158	180
Data processing	330	319
Professional fees	485	364
Other real estate owned expense, net	13	425
Other operating expenses	436	458
Total Other Expenses	4,196	4,293

Income before income tax expense (benefit)	67	617
Income tax expense (benefit)	3	(54)
Net Income	$64	$671

Basic Earnings Per Share	$0.01	$0.11

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended December 31,
	2013	2012
	(In thousands)

Net Income	$64	$671

Other Comprehensive (Loss) Income:
Changes in net unrealized gains and losses on securities available for sale	(1,354)	5
Gains realized in net income(1)	(14)	(27)
	(1,368)	(22)
Deferred income tax effect	465	8
Total other comprehensive loss	(903)	(14)
Total comprehensive (loss) income	$(839)	$657

(1) Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total other income.
 Related income tax expense in the amount of $4 and $9, respectively, are included in income tax expense (benefit).

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)
Balance, October 1, 2012	$62	$25,846	$38,596	$(477)	$(2,032)	$641	$62,636
Net Income	-	-	671	-	-	-	671
Other comprehensive loss	-	-	-	-	-	(14)	(14)
Cancellation of common stock	(62)	62	-	-	-	-	-
Cancellation of treasury stock	-	(477)	-	477	-	-	-
Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	-	180	-	-	(180)	-	-
Dissolution of mutual holding company	-	100	-	-	-	-	100
Proceeds from issuance of common stock, net of offering expenses of $1.6 million	66	34,567	-	-	-	-	34,633
Committed to be released ESOP shares (3,351 shares)	-	8	-	-	36	-	44
Balance, December 31, 2012	$66	$60,286	$39,267	$-	$(2,176)	$627	$98,070

Balance, October 1, 2013	$66	$60,302	$19,793	$-	$(2,067)	$(2,688)	$75,406
Net Income	-	-	64	-	-	-	64
Other comprehensive loss	-	-	-	-	-	(903)	(903)
Committed to be released ESOP shares (3,600 shares)	-	9	-	-	37	-	46
Balance, December 31, 2013	$66	$60,311	$19,857	$-	$(2,030)	$(3,591)	$74,613

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$64	$671
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	163	172
Provision for loan losses	80	400
Deferred income tax expense (benefit)	419	(100)
ESOP expense	46	44
Accretion of premiums and discounts on investment securities, net	(657)	(101)
Amortization of loan origination fees and costs	(87)	(569)
(Accretion) amortization of mortgage servicing rights	(2)	6
Net gain on sale of investment securities available for sale	(14)	(27)
Net gain on sale of loans	-	(164)
Net gain on sale of secondary market loans	(27)	-
Proceeds on sale of secondary market loans	2,007	-
Originations of secondary market loans	(1,980)	-
Gain on sale of other real estate owned	(6)	(96)
Write down of other real estate owned	11	505
(Increase) decrease in accrued interest receivable	(34)	81
Decrease in accrued interest payable	(6)	(28)
Increase (decrease) increase in other liabilities	88	(171)
Earnings on bank-owned life insurance	(145)	(722)
Increase in other assets	(434)	(292)
Decrease in prepaid FDIC assessment	-	208
Net Cash Used in Operating Activities	(514)	(183)
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities available for sale	3,586	9,886
Proceeds from sales of investment securities available for sale	824	17
Purchases of investment securities available for sale	(4,266)	(14,496)
Proceeds from sale of loans	10,367	4,567
Loan buyback from sale of loans	(1,117)	-
Loan purchases	(6,747)	(4,371)
Loan originations and principal collections, net	2,411	10,865
Proceeds from sale of other real estate owned	1,496	399
Additions to mortgage servicing rights	(13)	(18)
Net (increase) decrease in restricted stock	(198)	493
Purchases of property and equipment	(44)	(68)
Net Cash Provided by Investing Activities	6,299	7,274
Cash Flows from Financing Activities
Net decrease in deposits	(13,595)	(5,912)
Proceeds for long-term borrowings	5,000	-
Repayment of long-term borrowings	-	(85)
Increase in advances from borrowers for taxes and insurance	1,793	3,657
Return of excess stock subscription funds	-	(20,841)
Cash from mutual holding company reorganization	-	100
Net Cash Used in Financing Activities	(6,802)	(23,081)

Net Decrease in Cash and Cash Equivalents	(1,017)	(15,990)
Cash and Cash Equivalents - Beginning	23,687	131,910
Cash and Cash Equivalents - Ending	$22,670	$115,920

Supplementary Cash Flows Information
Interest paid	$1,336	$1,975
Income taxes paid	$17	$-
Non-cash transfer of loans to other real estate owned	$11	$2
Stock subscription funds transferred to shareholders’ equity	$-	$34,633

See notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Bancorp, Inc., a Pennsylvania company (the “Company” or “Malvern Bancorp”), is the holding company for the Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and owns all of the issued and outstanding shares of the common stock of Malvern Federal Savings Bank. In connection with the “second-step” conversion and reorganization which we completed in October 2012, 3,636,875 shares of common stock, par value $0.01 per share, of the Malvern Bancorp were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company, Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”), held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the new Malvern Bancorp, Inc. in the conversion and reorganization.

The Bank was originally organized in 1887 and is headquartered in Paoli, Pennsylvania. The Bank operates eight full service financial center offices in Chester and Delaware Counties, Pennsylvania. The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans and (ii) invest in securities issued by the U.S. Government and agencies thereof, municipal and corporate debt securities and mortgage-backed securities. The Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

The Bank, as a federally chartered savings association, is subject to federal regulation and oversight by the Office of the Comptroller of the Currency (the “OCC”) extending to all aspects of its operations. The Bank is also subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. As a registered savings and loan holding company, the Company is subject to examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, and the Bank and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware company. SAMG owns 50% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014, or any other period. All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

Investment Securities - Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At December 31, 2013 and September 30, 2013, the Company had no investment securities classified as trading or held to maturity. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

The loans receivable portfolio is segmented into residential loans, construction and development loans, commercial loans and consumer loans. The residential loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial construction and development loans and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial structure. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

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

In addition to originating loans, the Company purchases consumer and residential mortgage loans from brokers in our market area. Such purchases are reviewed for compliance with our underwriting criteria before they are purchased, and are generally purchased without recourse to the seller. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

Loans Held-For-Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated balance sheet (see “Loan Servicing” for more detail). There were no loans classified as held for sale as of December 31, 2013. As of September 30, 2013, there were $10.4 million in loans classified as held for sale. The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser in October 2013, they were not sold in the secondary market for residential mortgage loans.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class that are not considered impaired. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, as adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	The nature and volume of the loan portfolio and terms of loans.
4.	The experience, ability, and depth of lending management and staff.
5.	The volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.
6.	The quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	The value of underlying collateral.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

In underwriting one- to four-family residential mortgage loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Bank’s Board of Directors. The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.

Construction and Development Loans. We originate construction loans for residential and, to a lesser extent, commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.

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

Restricted Stock - Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of December 31, 2013 and September 30, 2013, restricted stock consisted solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Recent Accounting Pronouncements - In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. We have not determined the effect that the adoption of this ASU will have on our financial position or results of operations.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. As of December 31, 2013 and for the three months ended December 31, 2013 and 2012 the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
	2013	2012
	(Dollars in thousands, except per share data)

Net Income	$64	$671

Weighted average shares outstanding	6,558,473	6,503,954
Average unearned ESOP shares	(184,941)	(197,215)
Weighted average shares outstanding – basic	6,373,532	6,306,739

Earnings per share – basic	$0.01	$0.11

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three months ended December 31, 2013 and 2012, there were 3,600 and 3,351 shares, respectively, committed to be released. At December 31, 2013, there were 183,165 unallocated shares and 76,053 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.0 million.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At December 31, 2013 and September 30, 2013, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans. The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$20,565	$2	$(918)	$19,649
State and municipal obligations	11,568	3	(558)	11,013
Single issuer trust preferred security	1,000	-	(185)	815
Corporate debt securities	1,755	23	(3)	1,775
	34,888	28	(1,664)	33,252
Mortgage-backed securities:
FNMA:
Adjustable-rate	1,934	49	(2)	1,981
Fixed-rate	18,650	7	(1,215)	17,442
FHLMC:
Adjustable-rate	5,927	9	(18)	5,918
Fixed-rate	13,148	-	(695)	12,453
CMO, fixed-rate	54,719	91	(2,030)	52,780
	94,378	156	(3,960)	90,574
	$129,266	$184	$(5,624)	$123,826

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$20,108	$7	$(683)	$19,432
State and municipal obligations	12,381	19	(462)	11,938
Single issuer trust preferred security	1,000	-	(190)	810
Corporate debt securities	1,756	28	(2)	1,782
	35,245	54	(1,337)	33,962
Mortgage-backed securities:
FNMA:
Adjustable-rate	1,967	52	(5)	2,014
Fixed-rate	18,967	6	(882)	18,091
FHLMC:
Adjustable-rate	5,032	11	(22)	5,021
Fixed-rate	13,391	-	(541)	12,850
CMO, fixed-rate	54,137	122	(1,530)	52,729
	93,494	191	(2,980)	90,705
	$128,739	$245	$(4,317)	$124,667

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

During the first quarter of fiscal 2014, proceeds from sales of securities available for sale were $824,000. Gross gains of $14,000 were realized on these sales. During the first quarter of fiscal 2013, a municipal security in a loss position of $10,000 was sold for approximately $17,000, which resulted in a gain of approximately $27,000.

The following tables summarize the Company’s aggregate investments at December 31, 2013 and September 30, 2013 that were in an unrealized loss position.

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$18,826	$(918)	$-	$-	$18,826	$(918)
State and municipal obligations	8,941	(474)	1,702	(84)	10,643	(558)
Single issuer trust preferred security	-	-	815	(185)	815	(185)
Corporate securities	499	(3)	-		499	(3)
Mortgage-backed securities:
FNMA:
Adjustable-rate	961	(2)	-		961	(2)
Fixed-rate	17,343	(1,215)	-		17,343	(1,215)
FHLMC:
Adjustable-rate	3,811	(18)	-		3,811	(18)
Fixed-rate	12,453	(695)	-		12,453	(695)
CMO, fixed-rate	41,989	(1,996)	904	(34)	42,893	(2,030)
	$104,823	$(5,321)	$3,421	$(303)	$108,244	$(5,624)

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$18,104	$(683)	$-	$-	$18,104	$(683)
State and municipal obligations	10,748	(462)	-	-	10,748	(462)
Single issuer trust preferred security	-	-	810	(190)	810	(190)
Corporate securities	249	(2)	-	-	249	(2)
Mortgage-backed securities:
FNMA:
Adjustable-rate	966	(5)	-	-	966	(5)
Fixed-rate	17,990	(882)	-	-	17,990	(882)
FHLMC:
Adjustable-rate	4	(22)	-	-	4	(22)
Fixed-rate	12,850	(541)	-	-	12,850	(541)
CMO, fixed-rate	43,271	(1,530)	-	-	43,271	(1,530)
	$104,182	$(4,127)	$810	$(190)	$104,992	$(4,317)

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

As of December 31, 2013, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2013, the Company held 22 U.S. government agency securities, 30 tax-free municipal bonds, two corporate securities, 71 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2013 represents other-than-temporary impairment.

During the quarter ended December 31, 2013, the gross unrealized loss of the single issuer trust preferred security improved by $5,000 from an unrealized loss at September 30, 2013 of $190,000 to an unrealized loss of $185,000 as of December 31, 2013. Increases in long-term interest rate, specifically the 10-year U.S. Treasury bond during the period, caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to decrease. On a quarterly basis, management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At December 31, 2013 and September 30, 2013 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2013 follows:

	Available For Sale
	Amortized	Fair
	Cost	Value
	(In thousands)

Within 1 year	$2,071	$1,888
Over 1 year through 5 years	6,357	6,282
After 5 years through 10 years	24,992	23,697
Over 10 years	1,468	1,385
	34,888	33,252
Mortgage-backed securities	94,378	90,574
	$129,266	$123,826

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio (which does not include loans held for sale) consisted of the following at the dates indicated below:

	December 31, 2013	September 30, 2013
	(In thousands)

Residential mortgage	$246,139	$239,900
Construction and Development:
Residential and commercial	7,213	6,672
Land	2,148	2,439
Total Construction and Development	9,361	9,111
Commercial:
Commercial real estate	70,511	70,571
Multi-family	2,051	1,971
Other	5,913	5,573
Total Commercial	78,475	78,115
Consumer:
Home equity lines of credit	20,649	20,431
Second mortgages	52,532	54,532
Other	2,809	2,648
Total Consumer	75,990	77,611

Total loans	409,965	404,737

Deferred loan costs, net	2,186	2,210
Allowance for loan losses	(4,845)	(5,090)

Total loans receivable, net	$407,306	$401,857

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2013 and September 30, 2013. Activity in the allowance is presented for the three months ended December 31, 2013 and 2012 and the year ended September 30, 2013, respectively.

	Three Months Ended December 31, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	-	(37)	-	-	-	-	(14)	(320)	(2)	-	(373)
Recoveries	11	-	-	2	-	1	-	33	1	-	48
Provision	255	66	(3)	(295)	(14)	14	7	36	2	12	80
Ending Balance	$1,680	$193	$53	$1,433	$26	$74	$130	$1,142	$23	$91	$4,845
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,680	$193	$53	$1,433	$26	$74	$130	$1,142	$23	$91	$4,845

Loans receivable:
Ending balance	$246,139	$7,213	$2,148	$70,511	$2,051	$5,913	$20,649	$52,532	$2,809		$409,965
Ending balance: individually evaluated for impairment	$1,821	$993	$237	$-	$-	$900	$20	$583	$-		$4,554
Ending balance: collectively evaluated for impairment	$244,318	$6,220	$1,911	$70,511	$2,051	$5,013	$20,629	$51,949	$2,809		$405,411

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Three Months Ended December 31, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(44)	(50)	-	(155)	-	-	-	(184)	(4)	-	(437)
Recoveries	-	-	-	-	-	21	1	5	-	-	27
Provision	42	528	(3)	(349)	92	(162)	8	275	-	(31)	400
Ending Balance	$1,485	$1,202	$8	$2,989	$102	$85	$169	$1,485	$12	$34	$7,571
Ending balance: individually evaluated for impairment	$-	$-	$-	$335	$-	$-	$-	$-	$-	$-	$335
Ending balance: collectively evaluated for impairment	$1,485	$1,202	$8	$2,654	$102	$85	$169	$1,485	$12	$34	$7,236

Loans receivable:
Ending balance	$231,463	$18,580	$3,285	$103,086	$2,172	$7,447	$21,968	$62,672	$848		$451,521
Ending balance: individually evaluated for impairment	$4,423	$2,707	$-	$5,105	$-	$175	$22	$723	$-		$13,155
Ending balance: collectively evaluated for impairment	$227,040	$15,873	$3,285	$97,981	$2,172	$7,272	$21,946	$61,949	$848		$438,366

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(994)	(5,768)	(99)	(6,315)	-	(94)	-	(1,042)	(9)	-	(14,321)
Recoveries	199	-	-	117	-	23	17	235	4	-	595
Provision	722	5,208	144	4,431	30	(96)	(40)	811	11	14	11,235
Ending Balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090

Loans receivable:
Ending balance	$239,900	$6,672	$2,439	$70,571	$1,971	$5,573	$20,431	$54,532	$2,648		$404,737
Ending balance: individually evaluated for impairment	$1,295	$209	$237	$-	$-	$900	$34	$572	$-		$3,247
Ending balance: collectively evaluated for impairment	$238,605	$6,463	$2,202	$70,571	$1,971	$4,673	$20,397	$53,960	$2,648		$401,490

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2013 and September 30, 2013.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2013:
Residential mortgage	$-	$-	$1,821	$1,821	$2,046
Construction and Development:
Residential and commercial	-	-	993	993	1,581
Land	-	-	237	237	337
Commercial:
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	20	20	36
Second mortgages	-	-	583	583	988
Total impaired loans	$-	$-	$4,554	$4,554	$5,888

September 30, 2013:
Residential mortgage	$-	$-	$1,295	$1,295	$1,510
Construction and Development:
Residential and commercial	-	-	209	209	297
Land	-	-	237	237	337
Commercial:
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	34	34	50
Second mortgages	-	-	572	572	1,101
Total impaired loans	$-	$-	$3,247	$3,247	$4,195

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three months ended December 31, 2013 and 2012.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)
Three Months Ended December 31, 2013:
Residential mortgage	$1,363	$10	$16
Construction and Development:
Residential and commercial	411	3	899
Land	237	3	3
Commercial:
Other	900	7	7
Consumer:
Home equity lines of credit	21	-	-
Second mortgages	570	6	9
Total	$3,502	$29	$934

Three Months Ended December 31, 2012:
Residential mortgage	$4,162	$11	$18
Construction and Development:
Residential and commercial	3,566	-	152
Commercial:
Commercial real estate	4,874	49	70
Multi-family	176	2	2
Consumer:
Home equity lines of credit	22	-	1
Second mortgages	524	-	1
Total	$13,324	$62	$244

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2013 and September 30, 2013.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

December 31, 2013:
Residential mortgage	$244,066	$142	$1,931	$-	$246,139
Construction and Development:
Residential and commercial	5,880	-	1,333	-	7,213
Land	1,911	-	237	-	2,148
Commercial:
Commercial real estate	67,001	2,241	1,269	-	70,511
Multi-family	2,051	-	-	-	2,051
Other	4,707	306	900	-	5,913
Consumer:
Home equity lines of credit	20,629	-	20	-	20,649
Second mortgages	51,935	14	583	-	52,532
Other	2,790	19	-	-	2,809
Total	$400,970	$2,722	$6,273	$-	$409,965

September 30, 2013:
Residential mortgage	$238,461	$144	$1,295	$-	$239,900
Construction and Development:
Residential and commercial	5,564	159	949	-	6,672
Land	2,202	-	237	-	2,439
Commercial:
Commercial real estate	67,028	3,166	377	-	70,571
Multi-family	1,971	-	-	-	1,971
Other	4,363	310	900	-	5,573
Consumer:
Home equity lines of credit	20,397	-	34	-	20,431
Second mortgages	53,790	14	728	-	54,532
Other	2,625	23	-	-	2,648
Total	$396,401	$3,816	$4,520	$-	$404,737

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31, 2013	September 30, 2013
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,821	$1,295
Construction and Development:
Residential and commercial	484	-
Consumer:
Home equity lines of credit	20	34
Second mortgages	583	572
Total non-accrual loans	$2,908	$1,901

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $46,000 and $171,000 for the three months ended December 31, 2013 and 2012, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2013 or September 30, 2013.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2013 and September 30, 2013.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
December 31, 2013:
Residential mortgage	$242,194	$1,822	$302	$1,821	$3,945	$246,139
Construction and Development:
Residential and commercial	6,729	-	-	484	484	7,213
Land	2,148	-	-	-	-	2,148
Commercial:
Commercial real estate	70,511	-	-	-	-	70,511
Multi-family	2,051	-	-	-	-	2,051
Other	5,913	-	-	-	-	5,913
Consumer:
Home equity lines of credit	20,603	-	26	20	46	20,649
Second mortgages	50,694	1,132	123	583	1,838	52,532
Other	2,809	-	-	-	-	2,809
Total	$403,652	$2,954	$451	$2,908	$6,313	$409,965

September 30, 2013:
Residential mortgage	$237,584	$820	$201	$1,295	$2,316	$239,900
Construction and Development:
Residential and commercial	6,672	-	-	-	-	6,672
Land	2,439	-	-	-	-	2,439
Commercial:
Commercial real estate	70,416	-	155	-	155	70,571
Multi-family	1,971	-	-	-	-	1,971
Other	5,573	-	-	-	-	5,573
Consumer:
Home equity lines of credit	20,397	-	-	34	34	20,431
Second mortgages	52,698	1,022	240	572	1,834	54,532
Other	2,643	4	1	-	5	2,648
Total	$400,393	$1,846	$597	$1,901	$4,344	$404,737

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

The Company had nine and seven loans classified as TDRs with an outstanding balance of $2.1 million and $1.3 million at December 31, 2013 and September 30, 2013, respectively. Of the total TDR loans, seven loans deemed TDRs with an aggregate balance of $1.6 million at December 31, 2013 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms through December 31, 2013, and, accordingly, were deemed to be performing loans at December 31, 2013 and we continued to accrue interest on such loans through such date. At December 31, 2013, two TDRs with an aggregate balance of $484,000 were deemed non-accruing TDRs. The $484,000 of TDRs deemed non-accruing TDRs, which were also deemed impaired at December 31, 2013, were comprised of two construction and development loans at December 31, 2013. At September 30, 2013, seven loans deemed TDRs with an aggregate balance of $1.3 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2013, and, accordingly, were deemed to be performing loans at September 30, 2013 and we continued to accrue interest on such loans through such date. At September 30, 2013, none of our TDRs were deemed non-accruing TDRs. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

The following table presents our TDR loans as of December 31, 2013 and September 30, 2013.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms YTD
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)

At December 31, 2013:
Construction and Development:
Residential and commercial	7	$993	2	$484
Land	1	237	-	-
Commercial:
Other	1	900	-	-
Total	9	$2,130	2	$484

At September 30, 2013:
Construction and Development:
Residential and commercial	5	$209	-	$-
Land	1	237	-	-
Commercial:
Other	1	900	-	-
Total	7	$1,346	-	$-

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	December 31, 2013		September 30, 2013
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)

Construction and Development:
Residential and commercial	$509	$484	$209	$-
Land	237	-	237	-
Commercial:
Other	900	-	900	-
Total	$1,646	$484	$1,346	$-

There was no TDR activity for the three months ended December 31, 2012. The following table shows the TDR activity for the three months ended December 31, 2013.

	December 31, 2013			December 31, 2012
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	2	$484	$484	-	$-	$-
Total troubled debt restructurings	2	$484	$484	-	$-	$-

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

Management believes, as of December 31, 2013, that the Bank met all capital adequacy requirements to which it was subject including individual minimum capital ratios imposed by the Office of the Comptroller of the Currency of 8.5% Tier 1 capital to adjusted total assets, 10.5% Tier 1 risk-based capital to risk-weighted assets and 12.5% total risk-based capital to risk-weighted assets.

Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2013:
Tangible Capital (to tangible assets)	$64,581	11.06%	$	≥ 8,762	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	64,581	11.06		≥23,364	≥4.00	$	≥29,205	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	64,581	18.18		≥14,213	≥4.00		≥21,320	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	69,028	19.43		≥28,426	≥8.00		≥35,533	≥10.00

As of September 30, 2013:
Tangible Capital (to tangible assets)	$64,524	10.91%	$	≥ 8,874	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	64,524	10.91		≥23,664	≥4.00	$	≥29,580	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	64,524	17.72		≥14,566	≥4.00		≥21,849	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	69,084	18.97		≥29,132	≥8.00		≥36,415	≥10.00

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,649	$-	$19,649	$-
State and municipal obligations	11,013	-	11,013	-
Single issuer trust preferred security	815	-	815	-
Corporate debt securities	1,775	-	1,775	-
Total investment securities available for sale	33,252	-	33,252	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,981	-	1,981	-
Fixed-rate	17,442	-	17,442	-
FHLMC:
Adjustable-rate	5,918	-	5,918	-
Fixed-rate	12,453	-	12,453	-
CMO, fixed-rate	52,780	-	52,780	-
Total mortgage-backed securities available for sale	90,574	-	90,574	-

Total	$123,826	$-	$123,826	$-

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,432	$-	$19,432	$-
State and municipal obligations	11,938	-	11,938	-
Single issuer trust preferred security	810	-	810	-
Corporate debt securities	1,782	-	1,782	-
Total investment securities available for sale	33,962	-	33,962	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,014	-	2,014	-
Fixed-rate	18,091	-	18,091	-
FHLMC:
Adjustable-rate	5,021	-	5,021	-
Fixed-rate	12,850	-	12,850	-
CMO, fixed-rate	52,729	-	52,729	-
Total mortgage-backed securities available for sale	90,705	-	90,705	-

Total	$124,667	$-	$124,667	$-

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes at December 31, 2013 and September 30, 2013.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2013 and September 30, 2013:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$995	$-	$-	$995
Impaired loans	657	-	-	657
Mortgage servicing rights	370	-	370	-
Total	$2,022	$-	$370	$1,652

	December 31, 2013
	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)

Other real estate owned	$995	Appraisal of collateral(1)	Collateral discounts(2)	0-6%/(1%)
Impaired loans(3)	657	Appraisal of collateral(1)	Collateral discounts(2)	3-72%/(44%)
Total	$1,652

(1) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3) Includes assets directly charged-down to fair value during the year-to-date period.

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$10,367	$10,367	$-	$-
Other real estate owned	2,341	-	-	2,341
Impaired loans	1,047	-	-	1,047
Mortgage servicing rights	337	-	337	-
Total	$14,092	$10,367	$337	$3,388

	September 30, 2013
	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)

Other real estate owned	$2,341	Appraisal of collateral(1)	Collateral discounts(2)	14-84%/(39%)%
Impaired loans	1,047	Appraisal of collateral(1)	Collateral discounts(2)	1-73%/(28%)
Total	$3,388

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2013 for assets measured using observable inputs (Level 2):

	Fair Value at December 31, 2013	Valuation Technique	Observable Input	Method or Value as of December 31, 2013
	(In thousands)
Servicing rights	$370	Discounted rate	Discount rate	11.00%	Rate used through modeling period

			Loan prepayment speeds	13.30%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				$300-$400	Additional monthly servicing cost per loan on loans more than 30 days delinquent

The following table shows quantitative information regarding significant techniques and inputs used at September 30, 2013 for assets measured using observable inputs (Level 2):

	Fair Value at September 30, 2013	Valuation Technique	Observable Input	Method or Value as of September 30, 2013
	(In thousands)
Servicing rights	$337	Discounted rate	Discount rate	11.00%-12.00%	Rate used through modeling period

			Loan prepayment speeds	15.58%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				$150	Additional monthly servicing cost per loan on loans more than 30 days delinquent

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2013 and September 30, 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of December 31, 2013 or September 30, 2013.

Loans Receivable— We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 825 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for FASB ASC 825 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates.

Loans Held-For-Sale—The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. There were no loans held for sale at December 31, 2013. The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser in October 2013, they were not sold in the secondary market for residential mortgage loans.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2013 and September 30, 2013 are presented below:

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$22,670	$22,670	$22,670	$-	$-
Investment securities available for sale	123,826	123,826	-	123,826	-
Loans receivable, net	407,306	408,519	-	-	408,519
Accrued interest receivable	1,438	1,438	-	1,438	-
Restricted stock	3,236	3,236	-	3,236	-
Mortgage servicing rights	286	370	-	370	-

Financial liabilities:
Savings accounts	43,050	43,050	-	43,050	-
Checking and NOW accounts	113,335	113,335	-	113,335	-
Money market accounts	66,718	66,718	-	66,718	-
Certificates of deposit	247,898	253,509	-	253,509	-
FHLB advances	43,000	45,329	-	45,329	-
Accrued interest payable	133	133	-	133	-

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets:
Cash and cash equivalents	$23,687	$23,687	$23,687	$-	$-
Investment securities available for sale	124,667	124,667	-	124,667	-
Loans receivable, net	401,857	405,802	-	-	405,802
Loans held for sale	10,367	10,367	10,367	-	-
Accrued interest receivable	1,404	1,404	-	1,404	-
Restricted stock	3,038	3,038	-	3,038	-
Mortgage servicing rights	271	337	-	337	-

Financial liabilities:
Savings accounts	42,932	42,932	-	42,932	-
Checking and NOW accounts	112,338	112,338	-	112,338	-
Money market accounts	67,372	67,372	-	67,372	-
Certificates of deposit	261,954	267,181	-	267,181	-
FHLB advances	38,000	41,281	-	41,281	-
Accrued interest payable	139	139	-	139	-

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Three Months Ended December 31,
	2013	2012
	(In thousands)

At federal statutory rate	$-	$210
Adjustments resulting from:
State tax, net of federal benefit	3	-
Tax-exempt interest	-	(18)
Earnings on bank-owned life insurance	-	(245)
Other	-	(1)
	$3	$(54)
Effective tax rate	4.40%	(8.76%)

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Income Taxes (Continued)

Deferred income taxes at December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013	September 30, 2013
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$1,850	$1,385
Allowance for loan losses	3,014	3,091
Non-accrual interest	172	87
Write-down of real estate owned	337	573
Alternative minimum tax (AMT) credit carryover	64	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	448	435
Charitable contributions	18	202
Depreciation	177	150
State net operating loss	559	1,528
Federal net operating loss	7,276	7,046
Other	116	112
Total Deferred Tax Assets	14,368	15,010
Valuation allowance for DTA	(11,761)	(12,454)
Total Deferred Tax Assets, Net of Valuation Allowance	$2,607	$2,556

Deferred Tax Liabilities:
Mortgage servicing rights	(97)	(92)
Total Deferred Tax Liabilities	(97)	(92)

Deferred Tax Assets, Net	$2,510	$2,464

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Bancorp, Inc. is or will be engaged. Malvern Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”) is a Pennsylvania corporation and registered savings and loan holding company. Malvern Federal Savings Bank (“the Bank” or “Malvern Federal Savings”) is a federally chartered savings bank and wholly owned subsidiary of the Company.

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

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Once all factor adjustments are applied, general reserve allocations for each segment are calculated, summarized and reported on the allowance for loan losses summary. Allowance for loan losses final schedules, calculations and the resulting evaluation process are reviewed quarterly by the Asset Classification Committee and the Board of Directors.

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at December 31, 2013 was appropriate under U.S. GAAP

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2013, the Company had $1.7 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.5 million at December 31, 2013 and September 30, 2013. In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and viable tax planning strategies we could employ so that the asset would not go unused. Our total deferred tax assets decreased to $14.4 million at December 31, 2013 compared to $15.0 million at September 30, 2013. Our DTA valuation allowance amounted to $11.8 million at December 31, 2013 compared to $12.5 million at September 30, 2013. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

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

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Our total assets decreased $7.5 million or 1.2% to $594.0 million at December 31, 2013 compared to $601.6 million at September 30, 2013. The decrease was due primary to a $10.4 million decrease in loans held for sale, a decrease of $1.0 million in cash and cash equivalents and $1.5 million reduction in other real estate owned. The decrease was partially offset by a $5.4 million increase in net loans receivable. The decrease in loans held for sale was due to the completion of our bulk sale of $10.4 million of loans in October 2013. The loans sold were designated as held for sale at September 30, 2013 and were comprised of non-accruing loans, performing troubled debt restructurings (“TDRs”) and classified and other loans which had an aggregate book balance of $20.4 million prior to an aggregate of $10.2 million in charge-offs taken in the quarter ended September 30, 2013.

Our total liabilities at December 31, 2013, were $519.4 million compared to $526.1 million at September 30, 2013. The $6.7 million, or 1.3% decrease in total liabilities was due primarily to a $13.6 million decrease in total deposits. Our total deposits were $471.0 million at December 31, 2013 compared to $484.6 million at September 30, 2013. The decrease was partially offset by a $5.0 million increase in FHLB advances and a $1.8 million increase in advances for borrowers for taxes and insurance. The increase in FHLB advances was due to a $5.0 million purchase of relatively lower costing advances during the first quarter of fiscal 2014.

Our shareholders’ equity decreased by $793,000 to $74.6 million at December 31, 2013 compared to $75.4 million at September 30, 2013. The decrease was due primarily to a $903,000 decrease in accumulated other comprehensive income. Net income of $64,000 during the first quarter of fiscal 2014 increased retained earnings to $19.9 million at December 31, 2013. Our ratio of equity to assets was 12.56% at December 31, 2013.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	December 31, 2013	September 30, 2013	December 31, 2012
	(In thousands)
Loans 31-89 Days Delinquent:
Residential mortgage	$2,124	$1,021	$1,260
Construction and Development:
Residential and commercial	-	-	8,433
Commercial:
Commercial real estate	-	155	-
Consumer:
Home equity lines of credit	26	-	300
Second mortgages	1,255	1,262	985
Other	-	5	6
Total	$3,405	$2,443	$10,984

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

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	December 31, 2013	September 30, 2013	December 31, 2012
	(In thousands)
Classified assets:
Substandard(1)	$8,745	$8,482	$38,883
Doubtful	-	-	335
Loss	-	-	-
Total classified assets	8,745	8,482	39,218
Special mention assets	2,722	3,816	7,556
Total classified and special mention assets	$11,467	$12,298	$46,774

(1) Includes other real estate owned of $2.5 million, $4.0 million and $3.8 million, at December 31, 2013, September 30, 2013 and December 31, 2012, respectively.

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

	December 31, 2013	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$1,821	$1,295	$4,021
Construction or Development:
Residential and commercial(1)	484	-	2,707
Commercial:
Commercial real estate(2)	-	-	3,108
Other	-	-	201
Consumer:
Home equity lines of credit	20	34	22
Second mortgages	583	572	1,128
Total non-accruing loans	2,908	1,901	11,187
Other real estate owned and other foreclosed assets:
Residential mortgage	542	725	841
Construction or Development:
Residential and commercial	-	675	-
Commercial:
Commercial real estate	1,756	1,929	2,126
Multi-family	-	81	405
Other	174	174	-
Consumer:
Second mortgages	-	378	416
Total REO	2,472	3,962	3,788
Total non-performing assets	5,380	5,863	14,975
Performing troubled debt restructurings:
Residential mortgage	-	-	857
Construction or Development:
Residential and commercial	509	209	-
Land	237	237	1,145
Commercial:
Commercial real estate	-	-	4,591
Other	900	900	175
Total TDRs	1,646	1,346	6,768
Total non-performing assets and performing troubled debt restructurings	$7,026	$7,209	$21,743
Ratios:
Total non-accrual loans as a percent of gross loans	0.71%	0.47%	2.48%
Total non-performing assets as a percent of total assets	0.91%	0.97%	2.18%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	1.18%	1.20%	3.16%

(1) Includes two loans classified as TDRs in the aggregate amount of $484,000 at December 31, 2013 and $1.3 million at December 31, 2012.
(2) At December 31, 2012, includes one loan classified as TDR in the amount of $1.4 million.

At December 31, 2013, our total non-performing assets amounted to $5.4 million, a decrease of $483,000 compared to total non-performing assets at September 30, 2013. At December 31, 2013, the Company’s total non-accruing loans amounted to $2.9 million, or 0.71% of total loans, compared to $11.2 million of non-accruing loans, or 2.48% of total loans at December 31, 2012 and $1.9 million of non-accruing loans, or 0.47% of total loans at September 30, 2013. The primary reason for the $1.0 million increase in non-accruing loans at December 31, 2013 compared to September 30, 2013 was three single-family residential loans with an aggregate outstanding balance of $645,000 becoming more than 90 days past due and being placed on non-accrual status at December 31, 2013. In addition, during November 2013 we were required to repurchase two non-accrual construction and development loans which had been included in our October 2013 bulk loan sale. The two non-accruing construction and development loans had an outstanding balance of $484,000 at December 31, 2013.

For the three months ended December 31, 2013 and 2012, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $46,000 and $171,000, respectively. The amount that was included in interest income on such loans was $16,000 for the three months ended December 31, 2013.

Our non-performing assets include REO in addition to non-performing loans. At December 31, 2013, our total REO amounted to $2.5 million, a decrease of $1.5 million compared to total REO at September 30, 2013. The $1.5 million decrease in REO at December 31, 2013 compared to September 30, 2013, was due primarily to $1.5 million of sales of REO, at a net gain of $6,000.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At December 31, 2013, our total performing troubled debt restructurings amounted to $1.6 million compared to $1.3 million of performing troubled debt restructurings at September 30, 2013. The increase in troubled debt restructurings at December 31, 2013 compared to September 30, 2013 was due primarily to a $300,000 advance taken on a line of credit tied to one borrower with four relationships that are performing TDRs.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012

General. Our net income was $64,000 for the three months ended December 31, 2013 compared to net income of $671,000 for the three months ended December 31, 2012. On a per share basis, the net income was $0.01 per share for the quarter ended December 31, 2013, compared to net income of $0.11 per share for the quarter ended December 31, 2012. The primary reason for the $607,000 reduction in our net income in the first quarter of fiscal 2014 compared to the first quarter in fiscal 2013 was a $785,000 decrease in interest and dividend income. Our interest rate spread was 2.63% and our net interest margin was 2.76% for the three months ended December 31, 2013, compared to a net interest spread of 2.23% and a net interest margin of 2.44% for the three months ended December 31, 2012.

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

	Three Months Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$403,781	$4,527	4.48%	$460,882	$5,533	4.80%
Investment securities	126,600	609	1.92	85,422	381	1.78
Deposits in other banks	22,531	15	0.27	106,916	31	0.12
FHLB stock	3,063	14	1.83	3,787	5	0.53
Total interest-earning assets	555,975	5,165	3.72	657,007	5,950	3.62
Non-interest-earning assets	39,547			35,150
Total assets	$595,522			$692,157

Interest Bearing Liabilities:
Demand and NOW accounts	$86,592	22	0.10	$87,221	40	0.18
Money market accounts	66,704	45	0.27	69,172	72	0.42
Savings accounts	42,756	6	0.06	42,115	7	0.07
Time deposits	254,927	994	1.56	314,743	1,398	1.78
Total deposits	450,979	1,067	0.95	513,251	1,517	1.18
FHLB borrowings	38,841	263	2.71	48,014	430	3.58
Total interest-bearing liabilities	489,820	1,330	1.09	561,265	1,947	1.39
Non-interest-bearing liabilities	30,375			44,323
Total liabilities	520,195			605,588
Shareholders’ equity	75,327			86,569
Total liabilities and shareholders’ equity	$595,522			$692,157
Net interest-earning assets	$66,155			$95,742
Net interest income; average interest rate spread		$3,835	2.63%		$4,003	2.23%
Net interest margin			2.76%			2.44%
Average interest-earning assets to average interest-bearing liabilities	113.51%			117.06%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Interest and Dividend Income. Our interest and dividend income decreased for the three months ended December 31, 2013 by $785,000 or 13.2% over the comparable fiscal 2013 period to $5.2 million. Interest income on loans decreased in the three months ended December 31, 2013 over the prior comparable period in fiscal 2013 by $1.0 million, or 18.2%. The decrease in interest earned on loans in the first quarter of fiscal 2014 was due primarily to a $57.1 million, or 12.4%, decrease in the average balance of our outstanding loans as well as a 32 basis point decrease in the average yield earned on our loan portfolio in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Interest income on investment securities increased by $228,000, or 59.8%, in the first quarter of fiscal 2014 compared to the comparable prior fiscal year period. The average yield on investment securities increased 14 basis points to 1.92% for the three months ended December 31, 2013 from 1.78% for the same period ended 2012.

Interest Expense. Our interest expense for the three month period ended December 31, 2013 was $1.3 million, a decrease of $617,000 from the three month period ended December 31, 2012. The reason for the decrease in interest expense in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was a 23 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $62.3 million, or 12.1%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due primarily to a $59.8 million decrease in the average balance of certificates of deposit. The average rate paid on total deposits decreased to 0.95% for fiscal 2014 from 1.18% for fiscal 2013. Our expense on borrowings amounted to $263,000 in the first quarter of fiscal 2014 compared to $430,000 in the first quarter of fiscal 2013. The average balance of our borrowings decreased by $9.2 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, and the average cost of borrowed funds decreased to 2.71% in the first quarter of fiscal 2014 compared to 3.58% in the first quarter of fiscal 2013. The reduction in our total cost and average rate paid on borrowings in the first quarter of fiscal 2014 reflects, in large part, our determination to prepay higher rate FHLB advances in the fourth quarter of fiscal 2013.

Provision for Loan Losses. The provision for loan losses was $80,000 for the three months ended December 31, 2013 compared to $400,000 for the three months ended December 31, 2012. The $320,000 difference in the provision for loan losses for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, among other things, reflected the overall improvement in the trend of our levels of delinquent, impaired and non-performing loans during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Our net charge-offs for the quarter ended December 31, 2013 were $325,000 compared to $410,000 for the quarter ended December 31, 2012. Our ratio of net charge-offs to the total allowance for loan losses was 26.8% for the quarter ended December 31, 2013. As of December 31, 2013, the balance of the allowance for loan losses was $4.8 million, or 1.18% of gross loans and 166.61% of non-accruing loans, compared to an allowance for loan losses of $5.1 million or 1.26% of gross loans and 267.75% of non-accruing loans at September 30, 2013.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31,		For the Year Ended September 30,
	2013	2012	2013
	(Dollars in thousands)

Balance at beginning of period	$5,090	$7,581	$7,581
Provision for loan losses	80	400	11,235

Charge-offs:
Residential mortgage	-	44	994
Construction and Development
Residential and commercial	37	50	5,768
Land	-	-	99
Commercial:
Commercial real estate	-	155	6,315
Other	-	-	94
Consumer:
Home equity lines of credit	14	-	-
Second mortgages	320	184	1,042
Other	2	4	9
Total charge-offs	373	437	14,321
Recoveries:
Residential mortgage	11	-	199
Commercial:
Commercial real estate	2	-	117
Other	1	21	23
Consumer:
Home equity lines of credit	-	1	17
Second mortgages	33	5	235
Other	1	-	4
Total recoveries	48	27	595

Net charge-offs	325	410	13,726
Balance at end of period	$4,845	$7,571	$5,090
Ratios:
Ratio of allowance for loan losses to non-accrual loans	166.61%	67.68%	267.75%
Ratio of net charge-offs to average loans outstanding, (annualized for the three-month periods ended December 31, 2013 and 2012)	0.32%	0.36%	3.12%
Ratio of net charge-offs to total allowance for loan losses (annualized for the three-month periods ended December 31, 2013 and 2012)	26.84%	21.68%	269.67%

Other Income. Our other, or non-interest, income decreased by $799,000, or 61.1%, to $508,000 for the three months ended December 31, 2013 compared to $1.3 million for the three months ended December 31, 2012. The decrease in other income during the first quarter of fiscal 2014 was due primarily to a decrease in earnings on bank-owned life insurance of $577,000 due to a tax free death benefit of approximately $596,000 received in the first quarter of 2013 and a $137,000 decrease in gain on sale of loans due to decrease in the volume of loans sold.

Other Expenses. Our other, or non-interest, expenses decreased by $97,000, or 2.3%, to $4.2 million in the quarter ended December 31, 2013 compared to $4.3 million for the three months ended December 31, 2012. The slight decrease in other operating expenses in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was due primarily to a $412,000 decrease in other real estate owned expense and a $26,000 decrease in federal deposit insurance premiums. The decrease in other REO expense was due to the reduction of other real estate owned during the first quarter of fiscal 2014. These decreases were partially offset by a $219,000 increase in salaries and employee benefits and $121,000 increase in professional fees in the first quarter of fiscal 2014 when compared to the same period in fiscal 2013. The increase in salaries and employee benefits expense in the quarter ended December 31, 2013 primarily reflects an increase in the number of employees in our secondary market program as well as the increase in support staff in the Credit Review Department and Mortgage Loan Department, which primarily reflects our continuing efforts to strengthen our loan underwriting and credit administration policies and procedures.

Income Tax Expense. Our income tax expense was $3,000 for the three months ended December 31, 2013 compared to income tax benefit of $54,000 for the three months ended December 31, 2012. The income tax expense for the quarter ended December 31, 2013 primarily reflects the $550,000 decrease in pre-tax income during the quarter ended December 31, 2013. Our effective Federal tax rate was 4.4% and (8.8%) for the three months ended December 31, 2013 and 2012, respectively. The reason for the 4.4% effective tax rate is primarily due to state taxes. The Company did not record any federal expense for the current quarter. We evaluate our tax obligations on a quarterly basis and do not expect to resume making provisions for Federal income tax expense until we have reported net income before taxes for several consecutive fiscal quarters.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2013, our cash and cash equivalents amounted to $22.7 million. In addition, at such date our available for sale investment securities amounted to $123.8 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2013, we had certificates of deposit maturing within the next 12 months amounting to $108.9 million. For the three months ended December 31, 2013, the average balance of our outstanding FHLB advances was $38.8 million. At December 31, 2013, we had $43.0 million in outstanding long-term FHLB advances and we had $168.5 million in potential FHLB advances available to us.

The following table summarizes our contractual cash obligations at December 31, 2013.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(In thousands)

Long-term debt obligations	$-	$15,000	$-	$28,000	$43,000
Certificates of deposit	108,915	91,706	41,321	5,956	247,898
Operating lease obligations	279	430	429	4,334	5,472
Total contractual obligations	$109,194	$107,136	$41,750	$38,290	$296,370

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. There has been no material change in the Company’s asset and liability position since September 30, 2013.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Financial Officer (who was also performing the duties as acting principal executive officer as of the date of filing this Quarterly Report on Form 10-Q) the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Financial Officer (who was also performing the duties as acting principal executive officer as of the date of filing this Quarterly Report on Form 10-Q) concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 - Mine Safety Disclosure

There are no matters required to be reported under this item.

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Section Certification
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification
32.1	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

February 12, 2014	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer
(Also authorized to sign this report as acting principal executive officer at the time this Form 10-Q is filed.)

