Form 10-Q
period 2014-03-31
MALVERN BANCORP, INC.
filed 2014-05-13
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2014
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: As of May 12, 2014, 6,558,473 shares of the Registrant’s common stock were issued and outstanding.

MALVERN BANCORP, INC.

1

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2014	September 30, 2013
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$1,336	$1,251
Interest bearing deposits in depository institutions	12,909	22,436
Cash and Cash Equivalents	14,245	23,687
Investment securities available for sale, at fair value	122,208	124,667
Restricted stock, at cost	3,376	3,038
Loans held for sale	-	10,367
Loans receivable, net of allowance for loan losses of $4,847 and $5,090, respectively	409,058	401,857
Other real estate owned	2,358	3,962
Accrued interest receivable	1,380	1,404
Property and equipment, net	7,031	7,259
Deferred income taxes, net	2,532	2,464
Bank-owned life insurance	20,863	21,341
Other assets	1,503	1,508

Total Assets	$584,554	$601,554

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$24,756	$24,761
Deposits-interest-bearing	433,967	459,835
Total Deposits	458,723	484,596
Federal Home Loan Bank (FHLB) line of credit	2,000	-
FHLB advances	43,000	38,000
Advances from borrowers for taxes and insurance	3,132	1,118
Accrued interest payable	128	139
Other liabilities	2,302	2,295
Total Liabilities	509,285	526,148

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473	66	66
Additional paid-in capital	60,313	60,302
Retained earnings	19,431	19,793
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,994)	(2,067)
Accumulated other comprehensive loss	(2,547)	(2,688)
Total Shareholders’ Equity	75,269	75,406

Total Liabilities and Shareholders’ Equity	$584,554	$601,554

See notes to unaudited consolidated financial statements.
2

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)

Interest and Dividend Income
Loans, including fees	$4,445	$5,001	$8,972	$10,534
Investment securities, taxable	549	366	1,104	695
Investment securities, tax-exempt	54	57	108	109
Dividends, restricted stock	19	3	33	8
Interest-bearing cash accounts	12	36	27	67
Total Interest and Dividend Income	5,079	5,463	10,244	11,413

Interest Expense
Deposits	999	1,417	2,066	2,934
FHLB borrowings	262	421	525	851
Total Interest Expense	1,261	1,838	2,591	3,785

Net Interest Income	3,818	3,625	7,653	7,628
Provision for Loan Losses	-	1,045	80	1,445
Net Interest Income after Provision for Loan Losses	3,818	2,580	7,573	6,183

Other Income
Service charges and other fees	224	208	482	539
Rental income – other	64	63	128	126
Gain on sale of investments, net	-	183	14	210
Gain on sale of loans, net	29	22	56	186
Earnings on bank-owned life insurance	140	148	285	870
Total Other Income	457	624	965	1,931

Other Expense
Salaries and employee benefits	2,072	1,947	4,139	3,795
Occupancy expense	589	529	1,105	1,011
Federal deposit insurance premium	177	220	368	437
Advertising	216	282	374	462
Data processing	308	313	638	632
Professional fees	690	451	1,175	815
Other real estate owned expense, net	84	220	97	645
Other operating expenses	564	630	1,000	1,088
Total Other Expenses	4,700	4,592	8,896	8,885

Loss before income tax expense (benefit)	(425)	(1,388)	(358)	(771)

Income tax expense (benefit)	1	(543)	4	(597)

Net Loss	$(426)	$(845)	$(362)	$(174)
Basic Loss Per Share	$(0.07)	$(0.13)	$(0.06)	$(0.03)
Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See notes to unaudited consolidated financial statements.
3

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)

Net Loss	$(426)	$(845)	$(362)	$(174)

Other Comprehensive Income (Loss):
Changes in net unrealized gains and losses on securities available for sale	1,582	(319)	228	(314)
Gains realized in net income(1)	-	(183)	(14)	(210)
	1,582	(502)	214	(524)
Deferred income tax effect	(538)	170	(73)	178
Total other comprehensive income (loss)	1,044	(332)	141	(346)
Total comprehensive income (loss)	$618	$(1,177)	$(221)	$(520)

(1) Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total other income. Related  income tax expense in the amount of $0, $62, $4 and $71, respectively, are included in income tax expense (benefit).

See notes to unaudited consolidated financial statements.
4

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)
Balance, October 1, 2012	$62	$25,846	$38,596	$(477)	$(2,032)	$641	$62,636
Net Loss	-	-	(174)	-	-	-	(174)
Other comprehensive loss	-	-	-	-	-	(346)	(346)
Cancellation of common stock	(62)	62	-	-	-	-	-
Cancellation of treasury stock	-	(477)	-	477	-	-	-
Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	-	180	-	-	(180)	-	-
Dissolution of mutual holding company	-	100	-	-	-	-	100
Proceeds from issuance of common stock, net of offering expenses of $1.6 million	66	34,567	-	-	-	-	34,633
Committed to be released ESOP shares (7,171 shares)	-	13	-	-	72	-	85
Balance, March 31, 2013	$66	$60,291	$38,422	$-	$(2,140)	$295	$96,934

Balance, October 1, 2013	$66	$60,302	$19,793	$-	$(2,067)	$(2,688)	$75,406
Net Loss	-	-	(362)	-	-	-	(362)
Other comprehensive income	-	-	-	-	-	141	141
Committed to be released ESOP shares (7,200 shares)	-	11	-	-	73	-	84
Balance, March 31, 2014	$66	$60,313	$19,431	$-	$(1,994)	$(2,547)	$75,269

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net loss	$(362)	$(174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	321	347
Provision for loan losses	80	1,445
Deferred income taxes benefit	(141)	(477)
ESOP expense	84	85
Accretion of premiums and discounts on investment securities, net	(628)	(82)
Amortization of loan origination fees and costs	(333)	(574)
Amortization of mortgage servicing rights	7	10
Net gain on sale of investment securities available for sale	(14)	(210)
Net gain on sale of loans	-	(186)
Net gain on sale of secondary market loans	(56)	-
Proceeds on sale of secondary market loans	3,626	-
Originations of secondary market loans	(3,570)	-
Gain on sale of other real estate owned	-	(97)
Write down of other real estate owned	56	652
Decrease in accrued interest receivable	24	148
Decrease in accrued interest payable	(11)	(2)
Increase in other liabilities	7	244
Earnings on bank-owned life insurance	(285)	(870)
Decrease (increase) in other assets	23	(529)
Decrease in prepaid FDIC assessment	-	200
Net Cash Used in Operating Activities	(1,172)	(70)
Cash Flows from Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	6,757	15,882
Proceeds from sales of investment securities available for sale	824	14,020
Purchases of investment securities available for sale	(4,266)	(53,162)
Proceeds from sale of loans	10,367	7,856
Loan buyback from sale of loans	(1,117)	-
Loan purchases	(15,934)	(11,843)
Loan originations and principal collections, net	10,021	13,408
Proceeds from sale of other real estate owned	1,629	454
Additions to mortgage servicing rights	(24)	(31)
Purchases of bank-owned life insurance	-	(6,000)
Proceeds from cash surrender on bank-owned life insurance	763	-
Proceeds from death benefit of bank-owned life insurance	-	1,121
Net (increase) decrease in restricted stock	(338)	436
Purchases of property and equipment	(93)	(124)
Net Cash Provided by (Used in) Investing Activities	8,589	(17,983)
Cash Flows from Financing Activities
Net decrease in deposits	(25,873)	(6,891)
Net increase in FHLB line of credit	2,000	-
Proceeds for FHLB advances	5,000	-
Repayment of FHLB advances	-	(85)
Increase in advances from borrowers for taxes and insurance	2,014	1,477
Return of excess stock subscription funds	-	(20,841)
Cash from mutual holding company reorganization	-	100
Net Cash Used in Financing Activities	(16,859)	(26,240)

Net Decrease in Cash and Cash Equivalents	(9,442)	(44,293)
Cash and Cash Equivalents - Beginning	23,687	131,910
Cash and Cash Equivalents – Ending	$14,245	$87,617
Supplementary Cash Flows Information
Interest paid	$2,602	$3,785
Income taxes paid	$17	$10
Non-cash transfer of loans to other real estate owned	$81	$754
Stock subscription funds transferred to shareholders’ equity	$-	$34,633

See notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Bancorp, Inc., a Pennsylvania company (the “Company” or “Malvern Bancorp”), is the holding company for the Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and owns all of the issued and outstanding shares of the common stock of the Bank. In connection with the “second-step” conversion and reorganization which we completed in October 2012, 3,636,875 shares of common stock, par value $0.01 per share, of Malvern Bancorp were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company, Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”), held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the new Malvern Bancorp, Inc. in the conversion and reorganization.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014, or any other period. All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Significant Group Concentrations of Credit Risk - Most of the Company’s activities are with customers located within Chester and Delaware Counties, Pennsylvania. Note 5 discusses the types of investment securities that the Company invests in. Note 6 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified portfolio, its debtors’ ability to honor their contracts is influenced by, among other factors, the region’s economy.

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

Investment Securities - Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At March 31, 2014 and September 30, 2013, the Company had no investment securities classified as trading or held to maturity. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Held-For-Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated balance sheet (see “Loan Servicing” for more detail). There were no loans classified as held for sale as of March 31, 2014. As of September 30, 2013, there were $10.4 million in loans classified as held for sale. The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser in October 2013, they were not sold in the secondary market for residential mortgage loans.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Consumer Lending. The Company currently originates most of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans on both a direct and indirect basis. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral. As a result of continued uncertainty in the market value of real estate and in the overall economy, we are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at March 31, 2014 is adequate.

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

Troubled Debt Restructurings - Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate.

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

Restricted Stock - Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of March 31, 2014 and September 30, 2013, restricted stock consisted solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment provides that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. As of March 31, 2014 and for the three and six months ended March 31, 2014 and 2013, the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)

Net Loss	$(426)	$(845)	$(362)	$(174)

Weighted average shares outstanding	6,558,473	6,558,473	6,558,473	6,530,914
Average unearned ESOP shares	(181,352)	(195,752)	(183,166)	(196,491)
Weighted average shares outstanding – basic	6,377,121	6,362,721	6,375,307	6,334,423

Loss per share – basic	$(0.07)	$(0.13)	$(0.06)	$(0.03)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and six months ended March 31, 2014, there were 3,600 and 7,200 shares, respectively, committed to be released. During the three and six months ended March 31, 2013, there were 3,600 and 7,171 shares, respectively, committed to be released. At March 31, 2014, there were 179,565 unallocated shares and 79,653 allocated shares held by the ESOP which had an aggregate fair value of approximately $1.8 million.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At March 31, 2014 and September 30, 2013, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans. The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$20,566	$5	$(645)	$19,926
State and municipal obligations	11,558	6	(325)	11,239
Single issuer trust preferred security	1,000	-	(165)	835
Corporate debt securities	1,505	27	(2)	1,530
	34,629	38	(1,137)	33,530
Mortgage-backed securities:
Federal National Mortgage Association (FNMA):
Adjustable-rate	1,763	49	-	1,812
Fixed-rate	18,263	8	(817)	17,454
Federal Home Loan Mortgage Corporation (FHLMC):
Adjustable-rate	5,738	31	(7)	5,762
Fixed-rate	12,894	-	(476)	12,418
Collateralized mortgage obligations (CMO), fixed-rate	52,779	100	(1,647)	51,232
	91,437	188	(2,947)	88,678
	$126,066	$226	$(4,084)	$122,208

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$20,108	$7	$(683)	$19,432
State and municipal obligations	12,381	19	(462)	11,938
Single issuer trust preferred security	1,000	-	(190)	810
Corporate debt securities	1,756	28	(2)	1,782
	35,245	54	(1,337)	33,962
Mortgage-backed securities:
Federal National Mortgage Association:
Adjustable-rate	1,967	52	(5)	2,014
Fixed-rate	18,967	6	(882)	18,091
Federal Home Loan Mortgage Corporation:
Adjustable-rate	5,032	11	(22)	5,021
Fixed-rate	13,391	-	(541)	12,850
Collateralized mortgage obligations, fixed-rate	54,137	122	(1,530)	52,729
	93,494	191	(2,980)	90,705
	$128,739	$245	$(4,317)	$124,667

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

During the first six months of fiscal 2014, proceeds from sales of securities available for sale were $824,000. Gross gains of $14,000 were realized on these sales. Proceeds from sales of securities available for sale during the first six months of fiscal 2013 were $14.0 million. Gross gains of $229,000 and gross losses of $19,000 were realized on these sales.

The following tables summarize the aggregate investments at March 31, 2014 and September 30, 2013 that were in an unrealized loss position.

	March 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government obligations and agencies	$18,113	$(645)	$-	$-	$18,113	$(645)
State and municipal obligations	9,145	(263)	1,720	(62)	10,865	(325)
Single issuer trust preferred security	-	-	835	(165)	835	(165)
Corporate securities	249	(2)	-	-	249	(2)
Mortgage-backed securities:
FNMA, fixed rate	17,358	(817)	-	-	17,358	(817)
FHLMC:
Adjustable-rate	920	(7)	-	-	920	(7)
Fixed-rate	11,076	(412)	1,342	(64)	12,418	(476)
CMO, fixed rate	35,394	(1,178)	7,351	(469)	42,745	(1,647)
	$92,255	$(3,324)	$11,248	$(760)	$103,503	$(4,084)

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government obligations and agencies	$18,104	$(683)	$-	$-	$18,104	$(683)
State and municipal obligations	10,748	(462)	-	-	10,748	(462)
Single issuer trust preferred security	-	-	810	(190)	810	(190)
Corporate securities	249	(2)	-	-	249	(2)
Mortgage-backed securities:
FNMA:
Adjustable-rate	966	(5)	-	-	966	(5)
Fixed-rate	17,990	(882)	-	-	17,990	(882)
FHLMC:
Adjustable-rate	4	(22)	-	-	4	(22)
Fixed-rate	12,850	(541)	-	-	12,850	(541)
CMO, fixed-rate	43,271	(1,530)	-	-	43,271	(1,530)
	$104,182	$(4,127)	$810	$(190)	$104,992	$(4,317)

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

As of March 31, 2014, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2014, the Company held 21 U.S. government agency securities, 30 tax-free municipal bonds, one corporate bond, 67 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2014 represents other-than-temporary impairment.

During the six months ended March 31, 2014, the gross unrealized loss of the single issuer trust preferred security improved by $25,000 from an unrealized loss at September 30, 2013 of $190,000 to an unrealized loss of $165,000 as of March 31, 2014. Increases in long-term interest rate, specifically the 10-year U.S. Treasury bond during the period, caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to decrease. On a quarterly basis, management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At March 31, 2014 and September 30, 2013 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2014 follows:

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$1,821	$1,660
Over 1 year through 5 years	7,505	7,432
After 5 years through 10 years	24,810	23,950
Over 10 years	493	488
	34,629	33,530
Mortgage-backed securities	91,437	88,678
	$126,066	$122,208

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio (which does not include loans held for sale) consisted of the following at the dates indicated below:

	March 31, 2014	September 30, 2013
	(In thousands)

Residential mortgage	$250,280	$239,900
Construction and Development:
Residential and commercial	8,500	6,672
Land	1,908	2,439
Total Construction and Development	10,408	9,111
Commercial:
Commercial real estate	69,992	70,571
Multi-family	2,065	1,971
Other	5,510	5,573
Total Commercial	77,567	78,115
Consumer:
Home equity lines of credit	20,147	20,431
Second mortgages	50,170	54,532
Other	3,074	2,648
Total Consumer	73,391	77,611

Total loans	411,646	404,737

Deferred loan costs, net	2,259	2,210
Allowance for loan losses	(4,847)	(5,090)
Total loans receivable, net	$409,058	$401,857

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014 and September 30, 2013. Activity in the allowance is presented for the three and six months ended March 31, 2014 and 2013 and the year ended September 30, 2013, respectively.

	Three Months Ended March 31, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,680	$193	$53	$1,433	$26	$74	$130	$1,142	$23	$91	$4,845
Charge-offs	(5)	-	-	-	-	-	-	(83)	(3)	-	(91)
Recoveries	1	72	-	3	-	-	-	17	-	-	93
Provision	107	190	(21)	(213)	41	(19)	22	(87)	19	(39)	-
Ending balance	$1,783	$455	$32	$1,223	$67	$55	$152	$989	$39	$52	$4,847

	Three Months Ended March 31, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,485	$1,202	$8	$2,989	$102	$85	$169	$1,485	$12	$34	$7,571
Charge-offs	(252)	(1,485)	-	(400)	-	-	-	(328)	(1)	-	(2,466)
Recoveries	12	-	-	1	-	-	2	136	1	-	152
Provision	186	1,006	1	(186)	9	(6)	(35)	68	(5)	7	1,045
Ending Balance	$1,431	$723	$9	$2,404	$111	$79	$136	$1,361	$7	$41	$6,302

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Six Months Ended March 31, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(5)	(37)	-	-	-	-	(14)	(403)	(5)	-	(464)
Recoveries	12	72	-	5	-	1	-	50	1	-	141
Provision	362	256	(24)	(508)	27	(5)	29	(51)	21	(27)	80
Ending balance	$1,783	$455	$32	$1,223	$67	$55	$152	$989	$39	$52	$4,847
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,783	$455	$32	$1,223	$67	$55	$152	$989	$39	$52	$4,847

Loans receivable:
Ending balance	$250,280	$8,500	$1,908	$69,992	$2,065	$5,510	$20,147	$50,170	$3,074		$411,646
Ending balance: individually evaluated for impairment	$2,161	$802	$237	$-	$-	$900	$205	$533	$-		$4,838
Ending balance: collectively evaluated for impairment	$248,119	$7,698	$1,671	$69,992	$2,065	$4,610	$19,942	$49,637	$3,074		$406,808

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Six Months Ended March 31, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(296)	(1,535)	-	(555)	-	-	-	(512)	(5)	-	(2,903)
Recoveries	12	-	-	1	-	21	2	142	1	-	179
Provision	228	1,534	(2)	(535)	101	(168)	(26)	342	(5)	(24)	1,445
Ending Balance	$1,431	$723	$9	$2,404	$111	$79	$136	$1,361	$7	$41	$6,302
Ending balance: individually evaluated for impairment	$-	$79	$-	$-	$-	$-	$-	$-	$-	$-	$79
Ending balance: collectively evaluated for impairment	$1,431	$644	$9	$2,404	$111	$79	$136	$1,361	$7	$41	$6,223

Loans receivable:
Ending balance	$239,794	$16,069	$2,990	$100,736	$2,161	$6,685	$20,802	$60,080	$833		$450,150
Ending balance: individually evaluated for impairment	$4,004	$9,496	$-	$4,894	$-	$175	$22	$654	$-		$19,245
Ending balance: collectively evaluated for impairment	$235,790	$6,573	$2,990	$95,842	$2,161	$6,510	$20,780	$59,426	$833		$430,905

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(994)	(5,768)	(99)	(6,315)	-	(94)	-	(1,042)	(9)	-	(14,321)
Recoveries	199	-	-	117	-	23	17	235	4	-	595
Provision	722	5,208	144	4,431	30	(96)	(40)	811	11	14	11,235
Ending Balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090

Loans receivable:
Ending balance	$239,900	$6,672	$2,439	$70,571	$1,971	$5,573	$20,431	$54,532	$2,648		$404,737
Ending balance: individually evaluated for impairment	$1,295	$209	$237	$-	$-	$900	$34	$572	$-		$3,247
Ending balance: collectively evaluated for impairment	$238,605	$6,463	$2,202	$70,571	$1,971	$4,673	$20,397	$53,960	$2,648		$401,490

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2014 and September 30, 2013.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
March 31, 2014:
Residential mortgage	$-	$-	$2,161	$2,161	$2,396
Construction and Development:
Residential and commercial	-	-	802	802	1,291
Land	-	-	237	237	337
Commercial:
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	205	205	222
Second mortgages	-	-	533	533	882
Total impaired loans	$-	$-	$4,838	$4,838	$6,028

September 30, 2013:
Residential mortgage	$-	$-	$1,295	$1,295	$1,510
Construction and Development:
Residential and commercial	-	-	209	209	297
Land	-	-	237	237	337
Commercial:
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	34	34	50
Second mortgages	-	-	572	572	1,101
Total impaired loans	$-	$-	$3,247	$3,247	$4,195

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three and six months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014			Six Months Ended March 31, 2014
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)

Residential mortgage	$1,992	$-	$26	$1,674	$-	$42
Construction and Development:
Residential and commercial	973	6	469	769	9	1,368
Land	237	4	4	237	7	7
Commercial:
Other	900	7	8	900	14	15
Consumer:
Home equity lines of credit	120	-	2	70	-	2
Second mortgages	564	-	11	567	-	20
Total	$4,786	$17	$520	$4,217	$30	$1,454

	Three Months Ended March 31, 2013			Six Months Ended March 31, 2013
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)

Residential mortgage	$4,214	$16	$26	$4,188	$29	$47
Construction and Development:
Residential and commercial	3,840	-	100	3,697	-	297
Commercial:
Commercial real estate	4,852	54	78	4,865	118	167
Other	176	2	2	176	4	4
Consumer:
Home equity lines of credit	22	-	1	22	1	2
Second mortgages	678	-	1	601	1	3
Total	$13,782	$72	$208	$13,549	$153	$520

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2014 and September 30, 2013.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

March 31, 2014:
Residential mortgage	$247,870	$140	$2,270	$-	$250,280
Construction and Development:
Residential and commercial	7,358	-	1,142	-	8,500
Land	1,671	-	237	-	1,908
Commercial:
Commercial real estate	64,585	4,148	1,259	-	69,992
Multi-family	2,065	-	-	-	2,065
Other	3,651	959	900	-	5,510
Consumer:
Home equity lines of credit	19,942	-	205	-	20,147
Second mortgages	49,615	22	533	-	50,170
Other	3,056	18	-	-	3,074
Total	$399,813	$5,287	$6,546	$-	$411,646

September 30, 2013:
Residential mortgage	$238,461	$144	$1,295	$-	$239,900
Construction and Development:
Residential and commercial	5,564	159	949	-	6,672
Land	2,202	-	237	-	2,439
Commercial:
Commercial real estate	67,028	3,166	377	-	70,571
Multi-family	1,971	-	-	-	1,971
Other	4,363	310	900	-	5,573
Consumer:
Home equity lines of credit	20,397	-	34	-	20,431
Second mortgages	53,790	14	728	-	54,532
Other	2,625	23	-	-	2,648
Total	$396,401	$3,816	$4,520	$-	$404,737

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	March 31, 2014	September 30, 2013
	(In thousands)
Non-accrual loans:
Residential mortgage	$2,161	$1,295
Construction and Development:
Residential and commercial	393	-
Consumer:
Home equity lines of credit	205	34
Second mortgages	533	572
Total non-accrual loans	$3,292	$1,901

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $32,000 and $196,000 for the three months ended March 31, 2014 and 2013, respectively, and was $75,000 and $348,000 for the six months ended March 31, 2014 and 2013, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2014 or September 30, 2013.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2014 and September 30, 2013.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
March 31, 2014:
Residential mortgage	$247,602	$517	$-	$2,161	$2,678	$250,280
Construction and Development:
Residential and commercial	8,107	-	-	393	393	8,500
Land	1,908	-	-	-	-	1,908
Commercial:
Commercial real estate	69,992	-	-	-	-	69,992
Multi-family	2,065	-	-	-	-	2,065
Other	5,510	-	-	-	-	5,510
Consumer:
Home equity lines of credit	19,942	-	-	205	205	20,147
Second mortgages	48,958	679	-	533	1,212	50,170
Other	3,074	-	-	-	-	3,074
Total	$407,158	$1,196	$-	$3,292	$4,488	$411,646

September 30, 2013:
Residential mortgage	$237,584	$820	$201	$1,295	$2,316	$239,900
Construction and Development:
Residential and commercial	6,672	-	-	-	-	6,672
Land	2,439	-	-	-	-	2,439
Commercial:
Commercial real estate	70,416	-	155	-	155	70,571
Multi-family	1,971	-	-	-	-	1,971
Other	5,573	-	-	-	-	5,573
Consumer:
Home equity lines of credit	20,397	-	-	34	34	20,431
Second mortgages	52,698	1,022	240	572	1,834	54,532
Other	2,643	4	1	-	5	2,648
Total	$400,393	$1,846	$597	$1,901	$4,344	$404,737

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Restructured loans deemed to be TDRs are typically the result of extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had seven loans classified as TDRs with an outstanding balance of $1.9 million and $1.3 million at March 31, 2014 and September 30, 2013, respectively. All of our TDR loans at March 31, 2014 were also classified as impaired; however, they were performing prior to the restructure and all except one loan continued to perform under their restructured terms through March 31, 2014, and, accordingly, were deemed to be performing loans at March 31, 2014 and we continued to accrue interest on such loans through such date. At March 31, 2014, one construction and development TDR loan with a balance of $393,000 was deemed a non-accruing TDR, which was also deemed impaired at March 31, 2014. At September 30, 2013, seven loans deemed TDRs with an aggregate balance of $1.3 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2013, and, accordingly, were deemed to be performing loans at September 30, 2013 and we continued to accrue interest on such loans through such date. At September 30, 2013, none of our TDRs were deemed non-accruing TDRs. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

The following table presents our TDR loans as of March 31, 2014 and September 30, 2013.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within the Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)

At March 31, 2014:
Construction and Development:
Residential and commercial	5	$802	1	$393
Land	1	237	-	-
Commercial:
Other	1	900	-	-
Total	7	$1,939	1	$393

At September 30, 2013:
Construction and Development:
Residential and commercial	5	$209	-	$-
Land	1	237	-	-
Commercial:
Other	1	900	-	-
Total	7	$1,346	-	$-

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table reports the performing status of TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	March 31, 2014		September 30, 2013
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)

Construction and Development:
Residential and commercial	$409	$393	$209	$-
Land	237	-	237	-
Commercial:
Other	900	-	900	-
Total	$1,546	$393	$1,346	$-

The following table shows the activity in loans which were first deemed to be TDRs during the three months and six months ended March 31, 2014 and 2013. No loans were first deemed TDRs during the three months ended March 31, 2014.

	For the Three Months Ended March 31,
	2014			2013
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	-	$-	$-	4	$8,434	$7,375
Total troubled debt restructurings	-	$-	$-	4	$8,434	$7,375

	For the Six Months Ended March 31,
	2014			2013
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	1	$437	$437	4	$8,434	$7,375
Total troubled debt restructurings	1	$437	$437	4	$8,434	$7,375

Notes to Consolidated Financial Statements (Unaudited)

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

Management believes, as of March 31, 2014, that the Bank met all capital adequacy requirements to which it was subject including individual minimum capital ratios imposed by the Office of the Comptroller of the Currency of 8.5% Tier 1 capital to adjusted total assets, 10.5% Tier 1 risk-based capital to risk-weighted assets and 12.5% total risk-based capital to risk-weighted assets.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of March 31, 2014:
Tangible Capital (to tangible assets)	$64,201	11.17%	$	≥ 8,619	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	64,201	11.17		≥22,983	≥4.00	$	≥28,729	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	64,201	18.28		≥14,047	≥4.00		≥21,070	≥ 6.00
Total Risk-Based Capital (to risk-weighted assets)	68,597	19.53		≥28,093	≥8.00		≥35,117	≥10.00

As of September 30, 2013:
Tangible Capital (to tangible assets)	$64,524	10.91%	$	≥ 8,874	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	64,524	10.91		≥23,664	≥4.00	$	≥29,580	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	64,524	17.72		≥14,566	≥4.00		≥21,849	≥ 6.00
Total Risk-Based Capital (to risk-weighted assets)	69,084	18.97		≥29,132	≥8.00		≥36,415	≥10.00

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,926	$-	$19,926	$-
State and municipal obligations	11,239	-	11,239	-
Single issuer trust preferred security	835	-	835	-
Corporate debt securities	1,530	-	1,530	-
Total investment securities available for sale	33,530	-	33,530	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,812	-	1,812	-
Fixed-rate	17,454	-	17,454	-
FHLMC:
Adjustable-rate	5,762		5,762
Fixed-rate	12,418	-	12,418	-
CMO, fixed-rate	51,232	-	51,232	-
Total mortgage-backed securities available for sale	88,678	-	88,678	-

Total	$122,208	$-	$122,208	$-

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,432	$-	$19,432	$-
State and municipal obligations	11,938	-	11,938	-
Single issuer trust preferred security	810	-	810	-
Corporate debt securities	1,782	-	1,782	-
Total investment securities available for sale	33,962	-	33,962	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,014	-	2,014	-
Fixed-rate	18,091	-	18,091	-
FHLMC:
Adjustable-rate	5,021	-	5,021
Fixed-rate	12,850	-	12,850	-
CMO, fixed-rate	52,729	-	52,729	-
Total mortgage-backed securities available for sale	90,705	-	90,705	-

Total	$124,667	$-	$124,667	$-

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes at March 31, 2014 and September 30, 2013.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2014 and September 30, 2013:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Other real estate owned	$810	$-	$-	$810
Impaired loans	580		-	580
Mortgage servicing rights	368	-	368	-
Total	$1,758	$-	$368	$1,390

	March 31, 2014
	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)

Other real estate owned	$810	Appraisal of collateral(1)	Collateral discounts(2)	0-6%/(6%)
Impaired loans(3)	580	Appraisal of collateral(1)	Collateral discounts(2)	1-73%/(15%)
Total	$1,390

(1) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3) Includes assets directly charged-down to fair value during the year-to-date period.

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Loans held for sale	$10,367	$10,367	$-	$-
Other real estate owned	2,341			2,341
Impaired loans	1,047			1,047
Mortgage servicing rights	337	-	337	-
Total	$14,092	$10,367	$337	$3,388

	September 30, 2013
	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)

Other real estate owned	$2,341	Appraisal of collateral(1)	Collateral discounts(2)	14-84%/(39%)%
Impaired loans(3)	1,047	Appraisal of collateral(1)	Collateral discounts(2)	1-73%/(28%)
Total	$3,388

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following table shows quantitative information regarding significant techniques and inputs used at March 31, 2014 for assets measured using observable inputs (Level 2):

	Fair Value at March 31, 2014	Valuation Technique	Observable Input	Method or Value as of March 31, 2014
	(In thousands)
Servicing rights	$368	Discounted rate	Discount rate	11.00-12.00%	Rate used through modeling period

			Loan prepayment speeds	14.03%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				$300- $400	Additional monthly servicing cost per loan on loans more than 30 days delinquent

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2014 and September 30, 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of March 31, 2014 or September 30, 2013.

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

Loans Held-For-Sale—The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. There were no loans held for sale at March 31, 2014. The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser in October 2013, they were not sold in the secondary market for residential mortgage loans.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2014 and September 30, 2013 are presented below:

	March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and Cash Equivalents	$14,245	$14,245	$14,245	$-	$-
Investment securities available for sale	122,208	122,208	-	122,208	-
Loans receivable, net	409,059	410,963	-	-	410,963
Accrued interest receivable	1,380	1,380	-	1,380	-
Restricted stock	3,376	3,376	-	3,376	-
Mortgage servicing rights	288	368	-	368	-

Financial liabilities:
Savings accounts	44,601	44,601	-	44,601	-
Checking and NOW accounts	114,366	114,366	-	114,366	-
Money market accounts	63,542	63,542	-	63,542	-
Certificates of deposit	236,214	241,310	-	241,310	-
FHLB line of credit	2,000	2,000	-	2,000	-
FHLB advances	43,000	45,476	-	45,476	-
Accrued interest payable	128	128	-	128	-

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$23,687	$23,687	$23,687	$-	$-
Investment securities available for sale	124,667	124,667	-	124,667	-
Loans receivable, net	401,857	405,802	-	-	405,802
Loans held for sale	10,367	10,367	10,367	-	-
Accrued interest receivable	1,404	1,404	-	1,404	-
Restricted stock	3,038	3,038	-	3,038	-
Mortgage servicing rights	271	337	-	337	-

Financial liabilities:
Savings accounts	42,932	42,932	-	42,932	-
Checking and NOW accounts	112,338	112,338	-	112,338	-
Money market accounts	67,372	67,372	-	67,372	-
Certificates of deposit	261,954	267,181	-	267,181	-
FHLB advances	38,000	41,281	-	41,281	-
Accrued interest payable	139	139	-	139	-

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Six Months Ended March 31,
	2014	2013
	(In thousands)

At federal statutory rate	$-	$(262)
Adjustments resulting from:
State tax, net of federal benefit	4	-
Tax-exempt interest	-	(37)
Earnings on bank-owned life insurance	-	(296)
Other	-	(2)
	$4	$(597)
Effective tax rate	(1.14%)	77.43%

Deferred income taxes at March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014	September 30, 2013
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$1,312	$1,385
Allowance for loan losses	3,004	3,091
Nonaccrual interest	147	87
Write-down of real estate owned	349	573
Alternative minimum tax (AMT) credit carryover	64	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	463	435
Charitable contributions	20	202
Depreciation	201	150
State net operating loss	611	1,528
Federal net operating loss	7,387	7,046
Other	128	112
Total Deferred Tax Assets	14,023	15,010
Valuation allowance for Deferred Tax Asset	(11,393)	(12,454)
Total Deferred Tax Assets, Net of Valuation Allowance	$2,630	$2,556
Deferred Tax Liabilities:
Mortgage servicing rights	(98)	(92)
Total Deferred Tax Liabilities	(98)	(92)

Deferred Tax Assets, Net	$2,532	$2,464

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 of the notes to our consolidated financial statements included elsewhere. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

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

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Once all factor adjustments are applied, general reserve allocations for each segment are calculated, summarized and reported on the allowance for loan losses summary. Allowance for loan losses schedules, calculations and the resulting evaluation process are reviewed quarterly by the Asset Classification Committee and the Board of Directors.

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at March 31, 2014 was appropriate under US GAAP.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2014, the Company had $1.4 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an addition to the valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.5 million at March 31, 2014 and September 30, 2013. In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and viable tax planning strategies we could employ so that the asset would not go unused. Our total deferred tax assets decreased to $14.0 million at March 31, 2014 compared to $15.0 million at September 30, 2013. Our DTA valuation allowance amounted to $11.4 million at March 31, 2014 compared to $12.5 million at September 30, 2013. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

Other-Than-Temporary Impairment of Securities. Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Total assets decreased $17.0 million or 2.8% to $584.6 million at March 31, 2014 compared to $601.6 million at September 30, 2013. The decrease was primarily due to a $10.4 million or 100.0% decrease in loans held for sale, a $9.4 million or 39.9% decrease in cash and cash equivalents, a $2.5 million or 2.0% decrease in investment securities and a $1.6 million or 40.5% reduction in other real estate owned (“REO”). These decreases were partially offset by a $7.2 million or 1.8% increase in net loans receivable. The decrease in loans held for sale was due to the completion of our bulk sale of $10.4 million of loans in October 2013. The loans sold were designated as held for sale at September 30, 2013 and were comprised of non-accruing loans, performing troubled debt restructurings (“TDRs”) and classified and other loans which had an aggregate book balance of $20.4 million prior to an aggregate of $10.2 million in charge-offs taken in the quarter ended September 30, 2013. The decrease in cash and cash equivalents was due primarily to the runoff in higher yielding certificates of deposit as well as funding new loan growth.

Total liabilities decreased by $16.9 million, or 3.2% to $509.3 million at March 31, 2014 compared to $526.1 million at September 30, 2013. The decrease was primarily due to a $25.9 million or 5.6% decrease in interest bearing deposits. Total deposits decreased to $458.7 million at March 31, 2014 compared to $484.6 million at September 30, 2013. The decrease was partially offset by a $5.0 million or 13.2% increase in FHLB advances, a $2.0 million increase in our FHLB line of credit and a $2.0 million or 180.1% increase in advances from borrowers for taxes and insurance. The increase in FHLB advances was due to a $5.0 million purchase of relatively lower costing advances during the first half of fiscal 2014.

Shareholders’ equity decreased $137,000 to $75.3 million at March 31, 2014 compared to $75.4 million at September 30, 2013. The decrease was due to a net loss of $362,000 during the first six months of fiscal 2014 which decreased retained earnings to $19.4 million at March 31, 2014. The decrease was partially offset by a $141,000 reduction in accumulated other comprehensive loss. Our ratio of equity to assets was 12.88% at March 31, 2014.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	March 31, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Loans 31-89 days delinquent:
Residential mortgage	$517	$2,124	$1,021
Commercial:
Commercial real estate	-	-	155
Consumer:
Home equity lines of credit	-	26	-
Second mortgages	679	1,255	1,262
Other	-	-	5
Total	$1,196	$3,405	$2,443

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

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	March 31, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Classified assets:
Substandard(1)	$8,904	$8,745	$8,482
Doubtful	-	-	-
Loss	-	-	-
Total classified assets	8,904	8,745	8,482
Special mention assets	5,287	2,722	3,816
Total classified and special mention assets	$14,191	$11,467	$12,298

(1)	Includes other real estate owned of $2.4 million, $2.5 million and $4.0 million, at March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

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

	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$2,161	$1,821	$1,295
Construction and Development:
Residential and commercial(1)	393	484	-
Consumer:
Home equity lines of credit	205	20	34
Second mortgages	533	583	572
Total non-accruing loans	3,292	2,908	1,901
Other real estate owned and other foreclosed assets:
Residential mortgage	473	542	725
Construction and Development:
Residential and commercial	-	-	675
Commercial:
Commercial real estate	1,711	1,756	1,929
Multi-family	-	-	81
Other	174	174	174
Consumer:
Second mortgages	-	-	378
Total REO	2,358	2,472	3,962
Total non-performing assets	5,650	5,380	5,863
Performing troubled debt restructurings:
Construction and Development:
Residential and commercial	409	509	209
Land	237	237	237
Commercial:
Other	900	900	900
Total TDRs	1,546	1,646	1,346
Total non-performing assets and performing troubled debt restructurings	$7,196	$7,026	$7,209
Ratios:
Total non-accrual loans as a percent of gross loans	0.80%	0.71%	0.47%
Total non-performing assets as a percent of total assets	0.97%	0.91%	0.97%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	1.23%	1.18%	1.20%

(1)	Includes one loan classified as a TDR in the amount of $393,000 at March 31, 2014 and two loans classified as TDRs in the aggregate amount of $484,000 at December 31, 2013.

At March 31, 2014, our total non-performing assets amounted to $5.7 million, a decrease of $213,000 compared to total non-performing assets at September 30, 2013. At March 31, 2014, the Company’s total non-accruing loans amounted to $3.3 million, or 0.80% of total loans, compared to $1.9 million of non-accruing loans, or 0.47% of total loans at September 30, 2013. The primary reason for the $1.4 million increase in non-accruing loans at March 31, 2014 compared to September 30, 2013 was five single-family residential loans with an aggregate outstanding balance of $997,000 becoming more than 90 days past due and being placed on non-accrual status during fiscal 2014. In addition, we had one construction and development loan relationship with an outstanding balance of $393,000 at March 31, 2014 which had originally been included in our October 2013 bulk loan sale (we were required to repurchase this loan in November 2013), which was placed on non-accrual status during the quarter ended December 31, 2013.

For the six months ended March 31, 2014 and 2013, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $75,000 and $348,000, respectively. The amount of interest payments made on such loans was $32,000 for the six months ended March 31, 2014.

Our non-performing assets include REO in addition to non-performing loans. At March 31, 2014, our total REO amounted to $2.4 million, a decrease of $1.6 million compared to total REO at September 30, 2013. The $1.6 million decrease in REO at March 31, 2014 compared to September 30, 2013, was due primarily to $1.6 million of sales of REO.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At March 31, 2014, our total performing troubled debt restructurings amounted to $1.5 million compared to $1.3 million of performing troubled debt restructurings at September 30, 2013. The increase in troubled debt restructurings at March 31, 2014 compared to September 30, 2013 was due primarily to a $400,000 advance taken on a line of credit tied to one borrower with three relationships that are performing TDRs of which $200,000 was repaid.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2014 and 2013

General. The Company reported a net loss of $426,000, or $0.07 per share, for the three months ended March 31, 2014 compared to net loss of $845,000, or $0.13 per share for the three months ended March 31, 2013. The $419,000 or 49.6% improvement in net loss was primarily due to a $1.0 million reduction in provision of loan losses. The decrease was partially offset by a $167,000 or 26.8% decrease in other income, a $108,000 or 2.4% increase in other expenses and a $544,000 or 100.2% increase in income tax expense. Our net interest rate spread and net interest margin was 2.60% and 2.74%, respectively, for the three months ended March 31, 2014, compared to net interest rate spread and net interest margin of 2.11% and 2.28%, respectively, for the three months ended March 31, 2013.

The Company reported a net loss of $362,000, or $0.06 per share, for the six months ended March 31, 2014 compared to net loss of $174,000, or $0.03 per share, for the six months ended March 31, 2013. The $188,000 or 108.1% improvement was primarily due to a $1.4 million reduction in the provision for loan losses which was partially offset by a $1.2 million, or 10.2% decrease in total interest and dividend income, a $966,000, or 50.0% decrease in other income and a $601,000, or 100.7% increase in income tax expense. During the first six months of fiscal 2014 compared to the first six months of fiscal 2013, our interest expense was lower by $1.2 million, or 31.6%. Net interest rate spread and net interest margin was 2.62% and 2.74%, respectively, for the six months ended March 31, 2014, compared to net interest rate spread and net interest margin of 2.18% and 2.36%, respectively, for the six months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$407,653	$4,445	4.36%	$446,145	$5,001	4.48%
Investment securities	124,950	603	1.93	95,188	423	1.78
Deposits in other banks	21,978	12	0.22	91,969	36	0.16
Restricted stock	3,276	19	2.32	3,681	3	0.33
Total interest-earning assets	557,857	5,079	3.64	636,983	5,463	3.43
Non-interest-earning assets	34,871			45,469
Total assets	$592,728			$682,452

Interest Bearing Liabilities:
Demand and NOW accounts	$88,117	21	0.10	$90,481	33	0.15
Money market accounts	66,047	38	0.23	68,805	60	0.35
Savings accounts	43,688	6	0.05	43,674	5	0.05
Time deposits	244,629	934	1.53	304,574	1,319	1.73
Total deposits	442,481	999	0.90	507,534	1,417	1.12
FHLB borrowings	43,342	262	2.42	48,000	421	3.51
Total interest-bearing liabilities	485,823	1,261	1.04	555,534	1,838	1.32
Non-interest-bearing liabilities	31,489			28,988
Total liabilities	517,312			584,522
Shareholders’ Equity	75,416			97,930
Total liabilities and shareholders’ equity	$592,728			$682,452
Net interest-earning assets	$72,034			$81,449
Net interest income; average interest rate spread		$3,818	2.60%		$3,625	2.11%
Net interest margin			2.74%			2.28%
Average interest-earning assets to average interest-bearing liabilities	114.83%			114.66%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Six Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$405,696	$8,972	4.42%	$450,889	$10,534	4.68%
Investment securities	125,754	1,212	1.92	90,259	804	1.78
Deposits in other banks	22,953	27	0.24	99,479	67	0.14
Restricted stock	3,168	33	2.08	3,735	8	0.42
Total interest-earning assets	557,571	10,244	3.68	644,362	11,413	3.54
Non-interest-earning assets	36,570			13,901
Total assets	$594,141			$658,263

Interest Bearing Liabilities:
Demand and NOW accounts	$87,346	43	0.10	$88,833	73	0.16
Money market accounts	66,379	83	0.26	68,990	132	0.38
Savings accounts	43,217	12	0.06	42,886	12	0.06
Time deposits	249,835	1,928	1.54	309,715	2,717	1.76
Total deposits	446,777	2,066	0.92	510,424	2,934	1.14
FHLB borrowings	41,067	525	2.56	48,007	851	3.54
Total interest-bearing liabilities	487,844	2,591	1.06	558,431	3,785	1.36
Non-interest-bearing liabilities	30,926			23,585
Total liabilities	518,770			582,016
Shareholders’ Equity	75,371			76,247
Total liabilities and shareholders’ equity	$594,141			$658,263
Net interest-earning assets	$69,727			$85,931
Net interest income; average interest rate spread		$7,653	2.62%		$7,628	2.18%
Net interest margin			2.74%			2.36%
Average interest-earning assets to average interest-bearing liabilities	114.29%			115.39%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Interest and Dividend Income. Interest and dividend income decreased by $384,000, or 7.0%, to $5.1 million for the three months ended March 31, 2014 compared to the same period in fiscal 2013. The decrease was due primarily to a $556,000 or 11.1% decrease in interest income earned on loans. This decrease was partially offset by an $180,000 or 42.6% increase in interest income on investment securities and a $16,000 or 533.3% increase on FHLB stock. The decrease in interest income on loans was due to a $38.5 million, or 8.6%, decrease in the average balance of our outstanding loans as well as a 12 basis point or 2.7% decrease in the average yield earned on our loan portfolio. During the three months ended March 31, 2014, we also had a $24,000 decrease in interest due from depository institutions due to a $70.0 million or 76.1% decrease in the average balance of balances due from depository institutions. The increase in interest income on investment securities was due to a $29.8 million or 31.3% increase in the average balance of investment securities and a 15 basis point or 8.4% increase in the average yield earned on investment securities. The average yield on investment securities increased to 1.93% for the three months ended March 31, 2014 from 1.78% for the same period in fiscal 2013.

Interest and dividend income decreased $1.2 million, or 10.2% to $10.2 million for the six months ended March 31, 2014 compared to the same period in fiscal 2013. The decrease was due to a $1.6 million or 14.8% decrease in interest income earned on loans and a $40,000 or 59.7% decrease in interest income on balances due from depository institutions. These decreases were partially offset by a $408,000 or 50.7% increase in interest income on investment securities and a $25,000 or 312.5% increase in dividends earned on restricted stock. The decrease in interest income on loans was due to a $45.2 million, or 10.0%, decrease in the average balance of our outstanding loans as well as a 26 basis point or 5.6% decrease in the average yield earned on our loan portfolio. The decrease in interest due from depository institutions was due to a $76.5 million or 76.9% decrease in the average balance of balances due from depository institutions. The increase in interest income on investment securities was due to a $35.5 million or 39.3% increase in the average balance of investment securities and a 14 basis point or 7.9% increase in the average yield earned on investment securities. The average yield on investment securities increased to 1.92% for the six months ended March 31, 2014 from 1.78% for the same period in fiscal 2013.

Interest Expense. Interest expense decreased $577,000 or 31.4% for the three month period ended March 31, 2014, compared to the same period in fiscal 2013. The decrease was due to a $418,000 or 29.5% decrease in interest expense on deposits and a $159,000 or 37.8% decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits was due to a $65.1 million or 12.8% decrease in the average balance of deposits and a 22 basis point or 19.6% decrease in the rates paid on deposits. The average rate paid on total deposits decreased to 0.90% for the second quarter of fiscal 2014 from 1.12% for the second quarter of fiscal 2013. The decrease in interest expense on FHLB borrowings was due to a $4.7 million or 9.7% decrease in the average balance of FHLB borrowings and a 109 basis point or 31.1% decrease in the rates paid on borrowings. The average cost of borrowed funds decreased to 2.42% in the second quarter of fiscal 2014 compared to 3.51% in the second quarter of fiscal 2013.

Interest expense decreased $1.2 million or 31.6% for the six month period ended March 31, 2014, compared to the same period in fiscal 2013. The decrease was due to an $868,000 or 29.6% decrease in interest expense on deposits and a $326,000 or 38.3% decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits was due to a $63.6 million or 12.5% decrease in the average balance of deposits and a 22 basis point or 19.3% decrease in the rates paid on deposits. The average rate paid on total deposits decreased to 0.92% for the first six months of fiscal 2014 from 1.14% for the first six months of fiscal 2013. The decrease in interest expense on FHLB borrowings was due to a $6.9 million or 14.5% decrease in the average balance of FHLB borrowings and 98 basis point or 27.7% decrease in the rates paid on borrowings. The average rate paid on borrowed funds decreased to 2.56% in the first six months of fiscal 2014 compared to 3.54% in the first six months of fiscal 2013. The reduction in our total cost and average rate paid on borrowings in the first half of fiscal 2014 reflects, in large part, our determination to prepay certain higher rate FHLB advances in the fourth quarter of fiscal 2013.

Provision for Loan Losses. We had no provision for loan losses for the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013. The provision for loan losses was $80,000 for the six months ended March 31, 2014 compared to $1.4 million for the six months ended March 31, 2013. The $1.0 million and $1.4 million decrease in the provision for loan losses for the three and six months ended March 31, 2014 compared to the three and six months ended March 31, 2013, among other things, reflected the overall improvement in the trend of our levels of delinquent, impaired and non-performing loans. We had a net recovery of $2,000 for the three months ended March 31, 2014 compared to a net charge-offs of $2.3 million for the three months ended March 31, 2013. Net charge-offs for the six months ended March 31, 2014 were $323,000 compared to $2.7 million for the six months ended March 31, 2013. The ratio of annualized net charge-offs to average loans outstanding was 0.16% for the six months ended March 31, 2014 compared to 1.20% for the six months ended March 31, 2013. As of March 31, 2014, the balance of the allowance for loan losses was $4.8 million, or 1.18% of gross loans and 147.24% of non-accruing loans, compared to an allowance for loan losses of $5.1 million or 1.26% of gross loans and 267.75% of non-accruing loans at September 30, 2013.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Six Months End March 31,		For the Year Ended September 30,
	2014	2013	2013
	(Dollars in thousands)

Balance at beginning of period	$5,090	$7,581	$7,581
Provision for loan losses	80	1,445	11,235

Charge-offs:
Residential mortgage	5	296	994
Construction and Development
Residential and commercial	37	1,535	5,768
Land	-	-	99
Commercial:
Commercial real estate	-	555	6,315
Other	-	-	94
Consumer:
Home equity lines of credit	14	-	-
Second mortgages	403	512	1,042
Other	5	5	9
Total charge-offs	464	2,903	14,321
Recoveries:
Residential mortgage	12	12	199
Construction and Development
Residential and commercial	72	-	-
Commercial:
Commercial real estate	5	1	117
Other	1	21	23
Consumer:
Home equity lines of credit	-	2	17
Second mortgages	50	142	235
Other	1	1	4
Total recoveries	141	179	595

Net charge-offs	323	2,724	13,726
Balance at end of period	$4,847	$6,302	$5,090
Ratios:
Ratio of allowance for loan losses to non-accrual loans	147.24%	36.53%	267.75%
Ratio of net charge-offs to average loans outstanding (annualized for the six-month periods ended March 31, 2014 and 2013)	0.16%	1.20%	3.12%
Ratio of net charge-offs to total allowances for loan losses (annualized for the six-month periods ended March 31, 2014 and 2013)	13.32%	86.44%	269.67%

Other Income. Other, or non-interest, income decreased by $167,000, or 26.8% to $457,000 for the three months ended March 31, 2014 compared to $624,000 for the same period in fiscal 2013. The decrease in other income during the second quarter of fiscal 2014 was primarily due to a $183,000 decrease in gain on sale of investments which was partially offset by $16,000 increase in service charges and other fees.

Other, or non-interest, income decreased by $966,000, or 50.0%, to $965,000 for the six months ended March 31, 2014 compared to $1.9 million for the same period in fiscal 2013. The decrease in other income during the first six months of fiscal 2014 was primarily due to a $585,000 decrease in earnings on bank-owned life insurance as a result of a tax free death benefit of approximately $596,000 received in the first quarter of 2013, a $196,000 decrease in gain on sale of investments and a $130,000 decrease in gain on sale of loans due to a decrease in the volume of loans sold.

Other Expenses. Other, or non-interest, expenses increased by $108,000, or 2.4%, to $4.7 million for the three months ended March 31, 2014 compared to $4.6 million for the three months ended March 31, 2013. The increase was primarily due to a $239,000, or 53.0% increase in professional fees, a $125,000, or 6.4% increase in salaries and employee benefits and a $60,000, or 11.3% increase in occupancy expense. These decreases were partially offset by a $136,000, or 61.8% decrease in other real estate owned expense, a $66,000, or 23.4% decrease in advertising, a $43,000, or 19.6% decrease in federal deposit insurance premiums and a $66,000, or 10.5% decrease in other operating expenses in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. The increase in professional fees was primarily due to increased legal and professional fees associated with the search for a new President and Chief Executive Officer and consulting fees related to the temporary engagement of an advisor to the Board of Directors. The increase in salaries and employee benefits expense was due to the increase in the number of employees. The decrease in other REO expense was due to the reduction of other real estate owned.

 Other, or non-interest, expenses increased slightly by $11,000, or 0.1%, to $8.9 million for the six months ended March 31, 2014 compared to $8.9 million for the six months ended March 31, 2013. The increase was primarily due to a $360,000, or 44.2% increase in professional fees, a $344,000, or 9.1% increase in salaries and employee benefits and a $94,000, or 9.3% increase in occupancy expense. These increases were partially offset by a $548,000, or 85.0% decrease in other real estate owned expense, an $88,000, or 19.1% decrease in advertising, a $69,000, or 15.8% decrease in federal deposit insurance premiums and an $88,000, or 8.1% decrease in other operating expenses in the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increase in professional fees was primarily due to increased legal and professional fees associated with the search for a new President and Chief Executive Officer and consulting fees related to the temporary engagement of an advisor to the Board of Directors. The increase in salaries and employee benefits expense was due to an increase in the number of employees in various departments. The decrease in other REO expense was due to the reduction of other real estate owned.

Income Tax Expense/(Benefit). Income tax expense amounted to $1,000 for the three months ended March 31, 2014 compared to an income tax benefit of $543,000 for the three months ended March 31, 2013. Income tax expense for the quarter ended March 31, 2014 primarily reflects the $963,000 difference in loss before taxes during the quarter ended March 31, 2014. The effective combined state and Federal tax rate was 0.2% and (39.1%) for the three months ended March 31, 2014 and 2013, respectively. Our tax expense for the current quarter was related to state, not federal, taxes. We evaluate our tax obligations on a quarterly basis and do not expect to resume making provisions for Federal income tax expense until we have reported net income before taxes for several consecutive fiscal quarters.

Income tax expense amounted to $4,000 for the six months ended March 31, 2014 compared to an income tax benefit of $597,000 for the six months ended March 31, 2013. The income tax expense for the six months ended March 31, 2014 primarily reflects the $413,000 difference in loss before taxes during the first six months of fiscal 2014. The effective combined state and Federal tax rate was 1.1% and (77.4%) for the six months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2014, our cash and cash equivalents amounted to $14.2 million. In addition, at such date our available for sale investment securities amounted to $122.2 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2014, we had certificates of deposit maturing within the next 12 months amounting to $103.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us. For the six months ended March 31, 2014, the average balance of our outstanding FHLB borrowings was $41.1 million. At March 31, 2014, we had $43.0 million in outstanding long-term FHLB advances and we had $162.6 million in potential FHLB advances available to us. In addition, at March 31, 2014, we had a $50.0 million in line of credit with the FHLB, of which $2.0 million was outstanding.

The following table summarizes our contractual cash obligations at March 31, 2014.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(In thousands)

FHLB advances	$-	$15,000	$-	$28,000	$43,000
Certificates of deposit	103,166	87,015	41,297	4,736	236,214
Operating lease obligations	279	409	429	4,334	5,451
Total contractual obligations	$103,445	$102,424	$41,726	$37,070	$284,665

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

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Section Certification
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification
32.1	Section 1350 Certification

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

May 13, 2014	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer
(Also authorized to sign this report as acting principal executive officer at the time this Form 10-Q is filed.)

