Form 10-Q
period 2014-06-30
MALVERN BANCORP, INC.
filed 2014-08-08
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2014
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of August 6, 2014, 6,558,473 shares of the Registrant’s common stock were issued and outstanding.

MALVERN BANCORP, INC.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2014	September 30, 2013
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$1,155	$1,251
Interest bearing deposits in depository institutions	41,300	22,436
Cash and Cash Equivalents	42,455	23,687
Investment securities available for sale, at fair value	104,985	124,667
Restricted stock, at cost	3,495	3,038
Loans held for sale	-	10,367
Loans receivable, net of allowance for loan losses of $4,858 and $5,090, respectively	392,582	401,857
Other real estate owned	1,645	3,962
Accrued interest receivable	1,300	1,404
Property and equipment, net	6,897	7,259
Deferred income taxes, net	2,575	2,464
Bank-owned life insurance	21,003	21,341
Other assets	1,151	1,508

Total Assets	$578,088	$601,554

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$22,782	$24,761
Deposits-interest-bearing	423,254	459,835
Total Deposits	446,036	484,596
FHLB advances	48,000	38,000
Advances from borrowers for taxes and insurance	4,416	1,118
Accrued interest payable	148	139
Other liabilities	2,821	2,295
Total Liabilities	501,421	526,148

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473	66	66
Additional paid-in capital	60,314	60,302
Retained earnings	19,822	19,793
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,958)	(2,067)
Accumulated other comprehensive loss	(1,577)	(2,688)
Total Shareholders’ Equity	76,667	75,406

Total Liabilities and Shareholders’ Equity	$578,088	$601,554

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)

Interest and Dividend Income
Loans, including fees	$4,476	$4,931	$13,448	$15,465
Investment securities, taxable	519	504	1,623	1,199
Investment securities, tax-exempt	29	57	137	166
Dividends, restricted stock	54	2	87	10
Interest-bearing cash accounts	13	34	40	101
Total Interest and Dividend Income	5,091	5,528	15,335	16,941

Interest Expense
Deposits	980	1,200	3,046	4,134
FHLB borrowings	285	426	810	1,277
Total Interest Expense	1,265	1,626	3,856	5,411

Net Interest Income	3,826	3,902	11,479	11,530
Provision (Recovery) for Loan Losses	-	(190)	80	1,255
Net Interest Income after Provision (Recovery) for Loan Losses	3,826	4,092	11,399	10,275

Other Income
Service charges and other fees	230	244	712	783
Rental income – other	63	62	191	188
Gain on sale of investments, net	69	293	83	503
Loss on disposal of fixed assets	(41)	(1)	(41)	(1)
Gain (loss) on sale of loans, net	283	(314)	339	(128)
Earnings on bank-owned life insurance	140	160	425	1,030
Total Other Income	744	444	1,709	2,375

Other Expense
Salaries and employee benefits	1,995	1,900	6,134	5,695
Occupancy expense	571	516	1,676	1,527
Federal deposit insurance premium	184	211	552	648
Advertising	101	158	475	620
Data processing	295	321	933	953
Professional fees	463	456	1,638	1,271
Other real estate owned expense, net	74	364	171	1,009
Other operating expenses	496	510	1,496	1,598
Total Other Expenses	4,179	4,436	13,075	13,321

Income (Loss) before income tax expense (benefit)	391	100	33	(671)

Income tax expense (benefit)	-	(41)	4	(638)

Net Income (Loss)	$391	$141	$29	$(33)
Basic Income (Loss) Per Share	$0.06	$0.02	$0.00	$(0.01)
Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net Income (Loss)	$391	$141	$29	$(33)

Other Comprehensive Income (Loss):
Changes in net unrealized gains and losses on securities available for sale	1,537	(3,598)	1,765	(3,912)
Gains realized in net income(1)	(69)	(293)	(83)	(503)
	1,468	(3,891)	1,682	(4,415)
Deferred income tax effect	(498)	1,323	(571)	1,501
Total other comprehensive income (loss)	970	(2,568)	1,111	(2,914)
Total comprehensive income (loss)	$1,361	$(2,427)	$1,140	$(2,947)

(1) Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total other income. Related income tax expense in the amount of $23, $100, $28 and $171, respectively, are included in income tax expense (benefit).

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)
Balance, October 1, 2012	$62	$25,846	$38,596	$(477)	$(2,032)	$641	$62,636
Net Loss	-	-	(33)	-	-	-	(33)
Other comprehensive loss	-	-	-	-	-	(2,914)	(2,914)
Cancellation of common stock	(62)	62	-	-	-	-	-
Cancellation of treasury stock	-	(477)	-	477	-	-	-
Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	-	180	-	-	(180)	-	-
Dissolution of mutual holding company	-	100	-	-	-	-	100
Proceeds from issuance of common stock, net of offering expenses of $1.6 million	66	34,567	-	-	-	-	34,633
Committed to be released ESOP shares (10,771 shares)	-	18	-	-	109	-	127
Balance, June 30, 2013	$66	$60,296	$38,563	$-	$(2,103)	$(2,273)	$94,549

Balance, October 1, 2013	$66	$60,302	$19,793	$-	$(2,067)	$(2,688)	$75,406
Net Income	-	-	29	-	-	-	29
Other comprehensive income	-	-	-	-	-	1,111	1,111
Committed to be released ESOP shares (10,800 shares)	-	12	-	-	109	-	121
Balance, June 30, 2014	$66	$60,314	$19,822	$-	$(1,958)	$(1,577)	$76,667

See notes to unaudited consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income (loss )	$29	$(33)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	484	523
Provision for loan losses	80	1,255
Deferred income taxes benefit	(683)	(515)
ESOP expense	121	127
Accretion of premiums and discounts on investment securities, net	(504)	(257)
Amortization of loan origination fees and costs	(333)	(534)
Accretion of mortgage servicing rights	(23)	(7)
Net gain on sale of investment securities available for sale	(83)	(503)
Net loss on disposal of fixed assets	41	1
Net (gain) loss on sale of loans	(280)	128
Net gain on sale of secondary market loans	(59)	-
Proceeds on sale of secondary market loans	4,884	23,277
Originations of secondary market loans	(4,825)	-
Gain on sale of other real estate owned	(29)	(110)
Write down of other real estate owned	146	966
Decrease in accrued interest receivable	104	20
Increase in accrued interest payable	9	3
Increase (decrease) in other liabilities	526	(981)
Earnings on bank-owned life insurance	(425)	(1,030)
Decrease in other assets	521	735
Decrease in prepaid FDIC assessment	-	391
Net Cash (Used in) Provided by Operating Activities	(299)	23,456
Cash Flows from Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	9,466	22,042
Proceeds from sales of investment securities available for sale	16,751	26,435
Purchases of investment securities available for sale	(4,266)	(86,973)
Proceeds from sale of loans	25,836	1,667
Loan buyback from sale of loans	(1,117)	-
Loan purchases	(29,040)	(23,315)
Loan originations and principal collections, net	24,141	17,290
Proceeds from sale of other real estate owned	2,555	1,792
Additions to mortgage servicing rights	(140)	(129)
Purchases of bank-owned life insurance	-	(6,000)
Proceeds from cash surrender on bank-owned life insurance	763	-
Proceeds from death benefit of bank-owned life insurance	-	1,121
Net (increase) decrease in restricted stock	(457)	428
Proceeds from sale of property and equipment	-	2
Purchases of property and equipment	(163)	(232)
Net Cash Provided by (Used in) Investing Activities	44,329	(45,872)
Cash Flows from Financing Activities
Net decrease in deposits	(38,560)	(23,850)
Net increase in FHLB line of credit	4,500	-
Proceeds for FHLB advances	10,000	-
Repayment of FHLB advances	(4,500)	(85)
Increase in advances from borrowers for taxes and insurance	3,298	2,565
Return of excess stock subscription funds	-	(20,841)
Cash from mutual holding company reorganization	-	100
Net Cash Used in Financing Activities	(25,262)	(42,111)

Net Decrease in Cash and Cash Equivalents	18,768	(64,527)
Cash and Cash Equivalents - Beginning	23,687	131,910
Cash and Cash Equivalents – Ending	$42,455	$67,383
Supplementary Cash Flows Information
Interest paid	$3,847	$5,408
Income taxes paid	$17	$12
Non-cash transfer of loans to other real estate owned	$355	$3,188
Non-cash transfer of loans to investment securities available for sale	$-	$10,102
Stock subscription funds transferred to shareholders’ equity	$-	$34,633

See notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Bancorp, Inc., a Pennsylvania company (the “Company” or “Malvern Bancorp”),  is the holding company for Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and owns all of the issued and outstanding shares of the common stock of the Bank. In connection with the “second-step” conversion and reorganization which we completed in October 2012, 3,636,875 shares of common stock, par value $0.01 per share, of Malvern Bancorp were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company, Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”), held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the new Malvern Bancorp, Inc. in the conversion and reorganization.

The Bank was originally organized in 1887 and is headquartered in Paoli, Pennsylvania. The Bank operates seven full service financial center offices in Chester and Delaware Counties, Pennsylvania.  The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans and (ii) invest in securities issued by the U.S. Government and agencies thereof, municipal and corporate debt securities and mortgage-backed securities. The Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  The results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014, or any other period.  All significant intercompany transactions and balances have been eliminated.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

Investment Securities - Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At June 30, 2014 and September 30, 2013, the Company had no investment securities classified as trading or held to maturity.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Held-For-Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated balance sheet (see “Loan Servicing” for more detail). There were no loans classified as held for sale as of June 30, 2014. As of September 30, 2013, there were $10.4 million in loans classified as held for sale. The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser in October 2013, they were not sold in the secondary market for residential mortgage loans.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at June 30, 2014 was adequate under US GAAP.

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

Restricted Stock - Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of June 30, 2014 and September 30, 2013, restricted stock consisted solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Recent Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Further, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effect that ASU 2014-12 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in the ASU require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings. Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. Additionally, the amendments require an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and provide increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting amendments related to repurchase-to-maturity and repurchase financing transactions, and disclosures for certain transactions accounted for as a sale are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company is currently evaluating the effect that ASU 2014-11 will have on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.” The core principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides five steps to be analyzed to accomplish the core principle. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on our financial position or results of operations. In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment provides that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. As of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013, the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)

Net Income (Loss )	$391	$141	$29	$(33)

Weighted average shares outstanding	6,558,473	6,558,473	6,558,473	6,540,100
Average unearned ESOP shares	(177,747)	(192,147)	(181,359)	(195,056)
Weighted average shares outstanding – basic	6,380,726	6,366,326	6,377,114	6,345,044

Income (Loss) per share – basic	$0.06	$0.02	$0.00	$(0.01)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and nine months ended June 30, 2014, there were 3,600 and 10,800 shares, respectively, committed to be released. During the three and nine months ended June 30, 2013, there were 3,600 and 10,771 shares, respectively, committed to be released. At June 30, 2014, there were 175,965 unallocated shares and 83,253 allocated shares held by the ESOP which had an aggregate fair value of approximately $1.9 million.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At June 30, 2014 and September 30, 2013, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans. The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$20,539	$1	$(441)	$20,099
State and municipal obligations	2,548	-	(48)	2,500
Single issuer trust preferred security	1,000	-	(126)	874
Corporate debt securities	1,505	28	-	1,533
	25,592	29	(615)	25,006
Mortgage-backed securities:
Federal National Mortgage Association (FNMA):
Adjustable-rate	413	15	(1)	427
Fixed-rate	17,915	8	(387)	17,536
Federal Home Loan Mortgage Corporation (FHLMC):
Adjustable-rate	3,691	38	-	3,729
Fixed-rate	12,624	-	(225)	12,399
Collateralized mortgage obligations (CMO), fixed-rate	47,140	57	(1,309)	45,888
	81,783	118	(1,922)	79,979
	$107,375	$147	$(2,537)	$104,985

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. government agencies	$20,108	$7	$(683)	$19,432
State and municipal obligations	12,381	19	(462)	11,938
Single issuer trust preferred security	1,000	-	(190)	810
Corporate debt securities	1,756	28	(2)	1,782
	35,245	54	(1,337)	33,962
Mortgage-backed securities:
Federal National Mortgage Association:
Adjustable-rate	1,967	52	(5)	2,014
Fixed-rate	18,967	6	(882)	18,091
Federal Home Loan Mortgage Corporation:
Adjustable-rate	5,032	11	(22)	5,021
Fixed-rate	13,391	-	(541)	12,850
Collateralized mortgage obligations, fixed-rate	54,137	122	(1,530)	52,729
	93,494	191	(2,980)	90,705
	$128,739	$245	$(4,317)	$124,667

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

During the first nine months of fiscal 2014, proceeds from sales of securities available for sale were $16.8 million. Gross gains of $83,000 were realized on these sales in 2014. Proceeds from sales of securities available for sale during the first nine months of fiscal 2013 were $26.4 million. Gross gains of $522,000 and gross losses of $19,000 were realized on these sales in 2013.

The following tables summarize the aggregate investments at June 30, 2014 and September 30, 2013 that were in an unrealized loss position.

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government obligations and agencies	$985	$(2)	$18,292	$(439)	$19,277	$(441)
State and municipal obligations	-	-	2,500	(48)	2,500	(48)
Single issuer trust preferred security	-	-	874	(126)	874	(126)
Mortgage-backed securities:
FNMA:
Adjustable-rate	104	(1)	-	-	104	(1)
Fixed-rate	-	-	17,443	(387)	17,443	(387)
FHLMC, fixed-rate	-	-	12,399	(225)	12,399	(225)
CMO, fixed rate	8,935	(80)	31,254	(1,229)	40,189	(1,309)
	$10,024	$(83)	$82,762	$(2,454)	$92,786	$(2,537)

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government obligations and agencies	$18,104	$(683)	$-	$-	$18,104	$(683)
State and municipal obligations	10,748	(462)	-	-	10,748	(462)
Single issuer trust preferred security	-	-	810	(190)	810	(190)
Corporate securities	249	(2)	-	-	249	(2)
Mortgage-backed securities:
FNMA:
Adjustable-rate	966	(5)	-	-	966	(5)
Fixed-rate	17,990	(882)	-	-	17,990	(882)
FHLMC:
Adjustable-rate	4	(22)	-	-	4	(22)
Fixed-rate	12,850	(541)	-	-	12,850	(541)
CMO, fixed-rate	43,271	(1,530)	-	-	43,271	(1,530)
	$104,182	$(4,127)	$810	$(190)	$104,992	$(4,317)

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

As of June 30, 2014, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2014, the Company held 22 U.S. government agency securities, six tax-free municipal bonds, 64 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2014 represents other-than-temporary impairment.

During the nine months ended June 30, 2014, the gross unrealized loss of the single issuer trust preferred security improved by $64,000 from an unrealized loss at September 30, 2013 of $190,000 to an unrealized loss of $126,000 as of June 30, 2014.  On a quarterly basis, management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At June 30, 2014 and September 30, 2013 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2014 follows:

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$-	$-
Over 1 year through 5 years	9,961	9,896
After 5 years through 10 years	13,741	13,373
Over 10 years	1,890	1,737
	25,592	25,006
Mortgage-backed securities	81,783	79,979
	$107,375	$104,985

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio (which does not include loans held for sale) consisted of the following at the dates indicated below:

	June 30, 2014	September 30, 2013
	(In thousands)

Residential mortgage	$235,050	$239,900
Construction and Development:
Residential and commercial	7,484	6,672
Land	1,537	2,439
Total Construction and Development	9,021	9,111
Commercial:
Commercial real estate	69,788	70,571
Multi-family	2,086	1,971
Other	5,492	5,573
Total Commercial	77,366	78,115
Consumer:
Home equity lines of credit	21,914	20,431
Second mortgages	48,866	54,532
Other	3,011	2,648
Total Consumer	73,791	77,611

Total loans	395,228	404,737

Deferred loan costs, net	2,212	2,210
Allowance for loan losses	(4,858)	(5,090)
Total loans receivable, net	$392,582	$401,857

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014 and September 30, 2013.  Activity in the allowance is presented for the three and nine months ended June 30, 2014 and 2013 and the year ended September 30, 2013, respectively.

	Three Months Ended June 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,783	$455	$32	$1,223	$67	$55	$152	$989	$39	$52	$4,847
Charge-offs	(43)	-	-	-	-	-	-	(40)	(1)	-	(84)
Recoveries	1	73	-	2	-	1	1	16	1	-	95
Provision (Recovery)	(24)	(73)	(6)	(1)	(3)	(7)	11	(14)	(4)	121	-
Ending balance	$1,717	$455	$26	$1,224	$64	$49	$164	$951	$35	$173	$4,858

	Three Months Ended June 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,431	$723	$9	$2,404	$111	$79	$136	$1,361	$7	$41	$6,302
Charge-offs	(35)	(87)	-	(216)	-	-	-	(40)	(2)	-	(380)
Recoveries	175	-	-	113	-	1	1	36	2	-	328
Provision (Recovery)	(134)	89	-	(207)	(2)	(5)	(1)	74	10	(14)	(190)
Ending Balance	$1,437	$725	$9	$2,094	$109	$75	$136	$1,431	$17	$27	$6,060

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Nine Months Ended June 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(48)	(37)	-	-	-	-	(14)	(443)	(6)	-	(548)
Recoveries	13	145	-	7	-	2	1	66	2	-	236
Provision (Recovery)	338	183	(30)	(509)	24	(12)	40	(65)	17	94	80
Ending balance	$1,717	$455	$26	$1,224	$64	$49	$164	$951	$35	$173	$4,858
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,717	$455	$26	$1,224	$64	$49	$164	$951	$35	$173	$4,858

Loans receivable:
Ending balance	$235,050	$7,484	$1,537	$69,788	$2,086	$5,492	$21,914	$48,866	$3,011		$395,228
Ending balance: individually evaluated for impairment	$1,968	$479	$237	$-	$-	$900	$116	$638	$-		$4,338
Ending balance: collectively evaluated for impairment	$233,082	$7,005	$1,300	$69,788	$2,086	$4,592	$21,798	$48,228	$3,011		$390,890

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Nine Months Ended June 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(331)	(1,622)	-	(771)	-	-	-	(552)	(7)	-	(3,283)
Recoveries	187	-	-	114	-	22	3	178	3	-	507
Provision	94	1,623	(2)	(742)	99	(173)	(27)	416	5	(38)	1,255
Ending Balance	$1,437	$725	$9	$2,094	$109	$75	$136	$1,431	$17	$27	$6,060
Ending balance: individually evaluated for impairment	$-	$-	$-	$66	$-	$-	$-	$-	$-	$-	$66
Ending balance: collectively evaluated for impairment	$1,437	$725	$9	$2,028	$109	$75	$136	$1,431	$17	$27	$5,994

Loans receivable:
Ending balance	$237,670	$15,620	$2,990	$84,327	$2,111	$6,380	$20,320	$56,515	$1,761		$427,694
Ending balance: individually evaluated for impairment	$2,394	$8,395	$-	$5,296	$-	$335	$20	$538	$-		$16,978
Ending balance: collectively evaluated for impairment	$235,276	$7,225	$2,990	$79,031	$2,111	$6,045	$20,300	$55,977	$1,761		$410,716

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(994)	(5,768)	(99)	(6,315)	-	(94)	-	(1,042)	(9)	-	(14,321)
Recoveries	199	-	-	117	-	23	17	235	4	-	595
Provision	722	5,208	144	4,431	30	(96)	(40)	811	11	14	11,235
Ending Balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090

Loans receivable:
Ending balance	$239,900	$6,672	$2,439	$70,571	$1,971	$5,573	$20,431	$54,532	$2,648		$404,737
Ending balance: individually evaluated for impairment	$1,295	$209	$237	$-	$-	$900	$34	$572	$-		$3,247
Ending balance: collectively evaluated for impairment	$238,605	$6,463	$2,202	$70,571	$1,971	$4,673	$20,397	$53,960	$2,648		$401,490

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2014 and September 30, 2013.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
June 30, 2014:
Residential mortgage	$-	$-	$1,968	$1,968	$2,252
Construction and Development:
Residential and commercial	-	-	479	479	967
Land	-	-	237	237	336
Commercial:
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	116	116	135
Second mortgages	-	-	638	638	1,016
Total impaired loans	$-	$-	$4,338	$4,338	$5,606

September 30, 2013:
Residential mortgage	$-	$-	$1,295	$1,295	$1,510
Construction and Development:
Residential and commercial	-	-	209	209	297
Land	-	-	237	237	337
Commercial:
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	34	34	50
Second mortgages	-	-	572	572	1,101
Total impaired loans	$-	$-	$3,247	$3,247	$4,195

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three and nine months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014			Nine Months Ended June 30, 2014
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)

Residential mortgage	$2,040	$-	$170	$1,788	$-	$212
Construction and Development:
Residential and commercial	522	5	329	685	14	1,697
Land	292	2	3	255	9	10
Commercial:
Other	900	8	7	900	22	22
Consumer:
Home equity lines of credit	161	-	99	100	-	101
Second mortgages	597	-	16	574	-	36
Total	$4,512	$15	$624	$4,302	$45	$2,078

	Three Months Ended June 30, 2013			Nine Months Ended June 30, 2013
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(In thousands)

Residential mortgage	$3,131	$5	$12	$3,836	$34	$59
Construction and Development:
Residential and commercial	9,295	59	254	5,563	59	551
Commercial:
Commercial real estate	4,797	67	404	4,842	185	571
Other	201	2	11	184	6	15
Consumer:
Home equity lines of credit	21	1	1	22	2	3
Second mortgages	574	1	1	592	2	5
Total	$18,019	$135	$683	$15,039	$288	$1,204

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2014 and September 30, 2013.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

June 30, 2014:
Residential mortgage	$232,944	$138	$1,968	$-	$235,050
Construction and Development:
Residential and commercial	7,005	-	479	-	7,484
Land	1,300	-	237	-	1,537
Commercial:
Commercial real estate	62,128	5,567	2,093	-	69,788
Multi-family	2,086	-	-	-	2,086
Other	3,638	954	900	-	5,492
Consumer:
Home equity lines of credit	21,798	-	116	-	21,914
Second mortgages	48,196	21	649	-	48,866
Other	2,994	17	-	-	3,011
Total	$382,089	$6,697	$6,442	$-	$395,228

September 30, 2013:
Residential mortgage	$238,461	$144	$1,295	$-	$239,900
Construction and Development:
Residential and commercial	5,564	159	949	-	6,672
Land	2,202	-	237	-	2,439
Commercial:
Commercial real estate	67,028	3,166	377	-	70,571
Multi-family	1,971	-	-	-	1,971
Other	4,363	310	900	-	5,573
Consumer:
Home equity lines of credit	20,397	-	34	-	20,431
Second mortgages	53,790	14	728	-	54,532
Other	2,625	23	-	-	2,648
Total	$396,401	$3,816	$4,520	$-	$404,737

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	June 30, 2014	September 30, 2013
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,968	$1,295
Construction and Development:
Residential and commercial	370	-
Consumer:
Home equity lines of credit	116	34
Second mortgages	638	572
Total non-accrual loans	$3,092	$1,901

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $19,000 and $283,000 for the three months ended June 30, 2014 and 2013, respectively, and was $86,000 and $585,000 for the nine months ended June 30, 2014 and 2013, respectively.  There were no loans past due 90 days or more and still accruing interest at June 30, 2014 or September 30, 2013.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2014 and September 30, 2013.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
June 30, 2014:
Residential mortgage	$232,337	$745	$-	$1,968	$2,713	$235,050
Construction and Development:
Residential and commercial	7,114	-	-	370	370	7,484
Land	1,537	-	-	-	-	1,537
Commercial:
Commercial real estate	69,788	-	-	-	-	69,788
Multi-family	2,086	-	-	-	-	2,086
Other	5,492	-	-	-	-	5,492
Consumer:
Home equity lines of credit	21,798	-	-	116	116	21,914
Second mortgages	47,929	299	-	638	937	48,866
Other	3,011	-	-	-	-	3,011
Total	$391,092	$1,044	$-	$3,092	$4,136	$395,228

September 30, 2013:
Residential mortgage	$237,584	$820	$201	$1,295	$2,316	$239,900
Construction and Development:
Residential and commercial	6,672	-	-	-	-	6,672
Land	2,439	-	-	-	-	2,439
Commercial:
Commercial real estate	70,416	-	155	-	155	70,571
Multi-family	1,971	-	-	-	-	1,971
Other	5,573	-	-	-	-	5,573
Consumer:
Home equity lines of credit	20,397	-	-	34	34	20,431
Second mortgages	52,698	1,022	240	572	1,834	54,532
Other	2,643	4	1	-	5	2,648
Total	$400,393	$1,846	$597	$1,901	$4,344	$404,737

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

The Company had six and seven loans classified as TDRs with an outstanding balance of $1.6 million and $1.3 million at June 30, 2014 and September 30, 2013, respectively. All of our TDR loans at June 30, 2014 were also classified as impaired; however, they were performing prior to the restructure and all except one loan continued to perform under their restructured terms through June 30, 2014, and, accordingly, were deemed to be performing loans at June 30, 2014 and we continued to accrue interest on such loans through such date. At June 30, 2014, one construction and development TDR loan with a balance of $370,000 was deemed a non-accruing TDR, which was also deemed impaired at June 30, 2014.  At September 30, 2013, seven loans deemed TDRs with an aggregate balance of $1.3 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2013, and, accordingly, were deemed to be performing loans at September 30, 2013 and we continued to accrue interest on such loans through such date. At September 30, 2013, none of our TDRs were deemed non-accruing TDRs. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

The following table presents our TDR loans as of June 30, 2014 and September 30, 2013.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within the Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)

At June 30, 2014:
Construction and Development:
Residential and commercial	4	$479	1	$370
Land	1	237	-	-
Commercial:
Other	1	900	-	-
Total	6	$1,616	1	$370

At September 30, 2013:
Construction and Development:
Residential and commercial	5	$209	-	$-
Land	1	237	-	-
Commercial:
Other	1	900	-	-
Total	7	$1,346	-	$-

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table reports the performing status of TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	June 30, 2014		September 30, 2013
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)

Construction and Development:
Residential and commercial	$109	$370	$209	$-
Land	237	-	237	-
Commercial:
Other	900	-	900	-
Total	$1,246	$370	$1,346	$-

The following table shows the activity in loans which were first deemed to be TDRs during the three months and nine months ended June 30, 2014 and 2013.  No loans were first deemed TDRs during the three months ended June 30, 2014.

	For the Three Months Ended June 30,
	2014			2013
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	-	$-	$-	1	$1,074	$1,074
Total troubled debt restructurings	-	$-	$-	1	$1,074	$1,074

	For the Nine Months Ended June 30,
	2014			2013
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	1	$437	$437	5	$9,408	$9,408
Total troubled debt restructurings	1	$437	$437	5	$9,408	$9,408

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

Management believes, as of June 30, 2014, that the Bank met all capital adequacy requirements to which it was subject including individual minimum capital ratios imposed by the Office of the Comptroller of the Currency of 8.5% Tier 1 capital to adjusted total assets, 10.5% Tier 1 risk-based capital to risk-weighted assets and 12.5% total risk-based capital to risk-weighted assets.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual			For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of June 30, 2014:
Tangible Capital (to tangible assets)	$63,441	11.18%	$	≥ 8,509	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	63,441	11.18		≥22,689	≥4.00	$	≥28,362	≥5.00%
Tier 1 Capital (to risk-weighted assets)	63,441	18.71		≥13,566	≥4.00		≥20,350	≥6.00
Total Risk-Based Capital (to risk-weighted assets)	67,689	19.96		≥27,133	≥8.00		≥33,916	≥10.00

As of September 30, 2013:
Tangible Capital (to tangible assets)	$64,524	10.91%	$	≥ 8,874	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	64,524	10.91		≥23,664	≥4.00	$	≥29,580	≥5.00%
Tier 1 Capital (to risk-weighted assets)	64,524	17.72		≥14,566	≥4.00		≥21,849	≥ 6.00
Total Risk-Based Capital (to risk-weighted assets)	69,084	18.97		≥29,132	≥8.00		≥36,415	≥10.00

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$20,099	$-	$20,099	$-
State and municipal obligations	2,500	-	2,500	-
Single issuer trust preferred security	874	-	874	-
Corporate debt securities	1,533	-	1,533	-
Total investment securities available for sale	25,006	-	25,006	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	427	-	427	-
Fixed-rate	17,536	-	17,536	-
FHLMC:
Adjustable-rate	3,729	-	3,729	-
Fixed-rate	12,399	-	12,399	-
CMO, fixed-rate	45,888	-	45,888	-
Total mortgage-backed securities available for sale	79,979	-	79,979	-

Total	$104,985	$-	$104,985	$-

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,432	$-	$19,432	$-
State and municipal obligations	11,938	-	11,938	-
Single issuer trust preferred security	810	-	810	-
Corporate debt securities	1,782	-	1,782	-
Total investment securities available for sale	33,962	-	33,962	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,014	-	2,014	-
Fixed-rate	18,091	-	18,091	-
FHLMC:
Adjustable-rate	5,021	-	5,021	-
Fixed-rate	12,850	-	12,850	-
CMO, fixed-rate	52,729	-	52,729	-
Total mortgage-backed securities available for sale	90,705	-	90,705	-

Total	$124,667	$-	$124,667	$-

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date of an event or a change in circumstances that affects the valuation method chosen.  There were no changes at June 30, 2014 or September 30, 2013.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Other real estate owned	$1,003	$-	$-	$1,003
Impaired loans	1,058	-	-	1,058
Mortgage servicing rights	506	-	506	-
Total	$2,567	$-	$506	$2,061

	June 30, 2014
	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)

Other real estate owned	$1,003	Appraisal of collateral(1)	Collateral discounts(2)	0-16%/(16%)
Impaired loans(3)	1,058	Appraisal of collateral(1)	Collateral discounts(2)	1-84%/(12%)
Total	$2,061

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following table shows quantitative information regarding significant techniques and inputs used at June 30, 2014 for assets measured using observable inputs (Level 2):

	Fair Value at June 30, 2014	Valuation Technique	Observable Input	Method or Value as of June 30, 2014
	(In thousands)
Servicing rights	$506	Discounted rate	Discount rate	11.00- 12.00%	Rate used through modeling period

			Loan prepayment speeds	14.28%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				$300- $500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

The following table shows quantitative information regarding significant techniques and inputs used at September 30, 2013 for assets measured using observable inputs (Level 2):

	Fair Value at September 30, 2013	Valuation Technique	Observable Input	Method or Value as of September 30, 2013
	(In thousands)
Servicing rights	$337	Discounted rate	Discount rate	11.00- 12.00%	Rate used through modeling period

			Loan prepayment speeds	15.58%	Weighted-average CPR

			Servicing fees	0.25%	Of loan balance

			Servicing costs	6.25%	Monthly servicing cost per account

				$150	Additional monthly servicing cost per loan on loans more than 30 days delinquent

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and September 30, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2014 and September 30, 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of June 30, 2014 or September 30, 2013.

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

Loans Held-For-Sale—The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. There were no loans held for sale at June 30, 2014.  The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser in October 2013, they were not sold in the secondary market for residential mortgage loans.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2014 and September 30, 2013 are presented below:

	June 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and Cash Equivalents	$42,455	$42,455	$42,455	$-	$-
Investment securities available for sale	104,985	104,985	-	104,985	-
Loans receivable, net	392,582	397,722	-	-	397,722
Accrued interest receivable	1,300	1,300	-	1,300	-
Restricted stock	3,495	3,495	-	3,495	-
Mortgage servicing rights	434	506	-	506	-

Financial liabilities:
Savings accounts	46,645	46,645	-	46,645	-
Checking and NOW accounts	110,754	110,754	-	110,754	-
Money market accounts	61,291	61,291	-	61,291	-
Certificates of deposit	227,346	231,866	-	231,866	-
FHLB advances	48,000	50,497	-	50,497	-
Accrued interest payable	148	148	-	148	-

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$23,687	$23,687	$23,687	$-	$-
Investment securities available for sale	124,667	124,667	-	124,667	-
Loans receivable, net	401,857	405,802	-	-	405,802
Loans held for sale	10,367	10,367	10,367	-	-
Accrued interest receivable	1,404	1,404	-	1,404	-
Restricted stock	3,038	3,038	-	3,038	-
Mortgage servicing rights	271	337	-	337	-

Financial liabilities:
Savings accounts	42,932	42,932	-	42,932	-
Checking and NOW accounts	112,338	112,338	-	112,338	-
Money market accounts	67,372	67,372	-	67,372	-
Certificates of deposit	261,954	267,181	-	267,181	-
FHLB advances	38,000	41,281	-	41,281	-
Accrued interest payable	139	139	-	139	-

Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Nine Months Ended June 30,
	2014	2013
	(In thousands)

At federal statutory rate	$-	$(228)
Adjustments resulting from:
State tax, net of federal benefit	4	-
Tax-exempt interest	-	(57)
Earnings on bank-owned life insurance	-	(350)
Other	-	(3)
	$4	$(638)
Effective tax rate	12.12%	95.10%

Deferred income taxes at June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014	September 30, 2013
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$813	$1,385
Allowance for loan losses	2,983	3,091
Nonaccrual interest	148	87
Write-down of real estate owned	380	573
Alternative minimum tax (AMT) credit carryover	64	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	477	435
Charitable contributions	26	202
Depreciation	109	150
State net operating loss	609	1,528
Federal net operating loss	7,407	7,046
Other	42	112
Total Deferred Tax Assets	13,395	15,010
Valuation allowance for Deferred Tax Asset	(10,674)	(12,454)
Total Deferred Tax Assets, Net of Valuation Allowance	$2,721	$2,556
Deferred Tax Liabilities:
Mortgage servicing rights	(146)	(92)
Total Deferred Tax Liabilities	(146)	(92)

Deferred Tax Assets, Net	$2,575	$2,464

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 of the notes to our consolidated financial statements included elsewhere. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in the Company’s unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at June 30, 2014 was appropriate under US GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2014, the Company had $2.1 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.6 million and $2.5 million at June 30, 2014 and September 30, 2013, respectively. In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and viable tax planning strategies we could employ so that the asset would not go unused. Our total deferred tax assets decreased to $13.4 million at June 30, 2014 compared to $15.0 million at September 30, 2013. Our DTA valuation allowance amounted to $10.7 million at June 30, 2014 compared to $12.5 million at September 30, 2013. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

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

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Total assets decreased $23.5 million or 3.9% to $578.1 million at June 30, 2014 compared to $601.6 million at September 30, 2013. The decrease was primarily due to a $10.4 million or 100.0% decrease in loans held for sale, a $19.7 million or 15.8% decrease in investment securities, a $9.3 million or 2.3% decrease in net loans receivable and a $2.3 million or 58.5% reduction in other real estate owned (“REO”). These decreases were partially offset by a $18.8 million or 79.2% increase in cash and cash equivalents. The decrease in loans held for sale was due to the completion of our bulk sale of $10.4 million of loans in October 2013. The loans sold were designated as held for sale at September 30, 2013 and were comprised of non-accruing loans, performing troubled debt restructurings (“TDRs”) and classified and other loans which had an aggregate book balance of $20.4 million prior to an aggregate of $10.2 million in charge-offs taken in the quarter ended September 30, 2013. The decrease in investment securities was due primarily to the sale of approximately $9.1 million of our tax-free municipal bonds during the quarter ended June 30, 2014. The decrease in loans receivable was due primarily to the bulk sale of $15.3 million of seasoned, fixed-rate long-term residential mortgage loans to one investor. The increase in cash and cash equivalents was due primarily to the total proceeds received from the sale of our investment securities and loans.

Total liabilities decreased by $24.7 million, or 4.7% to $501.4 million at June 30, 2014 compared to $526.1 million at September 30, 2013. The decrease was primarily due to a $36.6 million or 8.0% decrease in interest bearing deposits. Total deposits decreased to $446.0 million at June 30, 2014 compared to $484.6 million at September 30, 2013. The decrease was partially offset by a $10.0 million or 26.3% increase in FHLB advances and a $3.3 million increase in advances from borrowers for taxes and insurance. The increase in FHLB advances was due to a $10.0 million purchase of relatively lower costing advances with a weighted average cost of 1.25%, during the nine months ended June 30, 2014.

Shareholders’ equity increased $1.3 million to $76.7 million at June 30, 2014 compared to $75.4 million at September 30, 2013. The increase was due primarily to a $1.1 million reduction in accumulated other comprehensive loss as well as net income during the nine months ended June 30, 2014 which increased retained earnings to $19.8 million at June 30, 2014. Our ratio of equity to assets was 13.26% at June 30, 2014.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	June 30, 2014	March 31, 2014	September 30, 2013
	(In thousands)
Loans 31-89 days delinquent:
Residential mortgage	$745	$517	$1,021
Commercial:
Commercial real estate	-	-	155
Consumer:
Second mortgages	299	679	1,262
Other	-	-	5
Total	$1,044	$1,196	$2,443

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

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	June 30, 2014	March 31, 2014	September 30, 2013
	(In thousands)
Classified assets:
Substandard(1)	$8,087	$8,904	$8,482
Doubtful	-	-	-
Loss	-	-	-
Total classified assets	8,087	8,904	8,482
Special mention assets	6,697	5,287	3,816
Total classified and special mention assets	$14,784	$14,191	$12,298

(1)	Includes other real estate owned of $1.6 million, $2.4 million and $4.0 million, at June 30, 2014, March 31, 2014 and September 30, 2013, respectively.

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

	June 30, 2014	March 31, 2014	September 30, 2013
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$1,968	$2,161	$1,295
Construction and Development:
Residential and commercial(1)	370	393	-
Consumer:
Home equity lines of credit	116	205	34
Second mortgages	638	533	572
Total non-accruing loans	3,092	3,292	1,901
Other real estate owned and other foreclosed assets:
Residential mortgage	637	473	725
Construction and Development:
Residential and commercial	-	-	675
Commercial:
Commercial real estate	834	1,711	1,929
Multi-family	-	-	81
Other	174	174	174
Consumer:
Second mortgages	-	-	378
Total REO	1,645	2,358	3,962
Total non-performing assets	4,737	5,650	5,863
Performing troubled debt restructurings:
Construction and Development:
Residential and commercial	109	409	209
Land	237	237	237
Commercial:
Other	900	900	900
Total TDRs	1,246	1,546	1,346
Total non-performing assets and performing troubled debt restructurings	$5,983	$7,196	$7,209
Ratios:
Total non-accrual loans as a percent of gross loans	0.78%	0.80%	0.47%
Total non-performing assets as a percent of total assets	0.82%	0.97%	0.97%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	1.03%	1.23%	1.20%

(1)	Includes one loan classified as a TDR in the amount of $370,000 at June 30, 2014 and $393,000 at March 31, 2014.

At June 30, 2014, our total non-performing assets amounted to $4.7 million, an improvement of $1.1 million, or 19.2%, compared to total non-performing assets at September 30, 2013. At June 30, 2014, the Company’s total non-accruing loans amounted to $3.1 million, or 0.78% of total loans, compared to $1.9 million of non-accruing loans, or 0.47% of total loans at September 30, 2013. The primary reason for the $1.2 million increase in non-accruing loans at June 30, 2014 compared to September 30, 2013 was four single-family residential loans with an aggregate outstanding balance of $844,000 becoming more than 90 days past due and being placed on non-accrual status during fiscal 2014. In addition, we had one construction and development loan relationship with an outstanding balance of $370,000 at June 30, 2014 which had originally been included in our October 2013 bulk loan sale (we were required to repurchase this loan in November 2013), which was placed on non-accrual status during the quarter ended December 31, 2013.

For the nine months ended June 30, 2014 and 2013, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $86,000 and $585,000, respectively.

Our non-performing assets include REO in addition to non-performing loans. At June 30, 2014, our total REO amounted to $1.6 million, an improvement of $2.3 million, or 58.5%, compared to total REO at September 30, 2013. The $2.3 million decrease in REO at June 30, 2014 compared to September 30, 2013, was due primarily to $2.6 million of sales of REO, at a net gain of $29,000 during fiscal 2014. During the first nine months of fiscal 2014, $355,000 of loans were transferred to REO and we recorded $146,000 in reductions to the fair values of REO (which is reflected in other REO expense).

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At June 30, 2014, our total performing troubled debt restructurings amounted to $1.2 million compared to $1.3 million of performing troubled debt restructurings at September 30, 2013.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2014 and 2013

General. The Company reported net income of $391,000, or $0.06 per share, for the three months ended June 30, 2014 compared to net income of $141,000, or $0.02 per share for the three months ended June 30, 2013. The $250,000 improvement in our results of operation was primarily due to a $300,000 increase in other income. There was a $597,000 difference in gain/loss on sale of loans and a $224,000 decrease in gain on sale of investments which were the primary reasons for the $300,000 increase in other income during the three months ended June 30, 2014. Our net interest rate spread and net interest margin increased by 31 basis points to 2.63% and by 29 basis points to 2.77%, respectively, for the three months ended June 30, 2014, compared to net interest rate spread and net interest margin of 2.32% and 2.48%, respectively, for the three months ended June 30, 2013.

The Company reported net income of $29,000, or $0.00 per share, for the nine months ended June 30, 2014 compared to a net loss of $33,000, or $0.01 per share, for the nine months ended June 30, 2013. The $62,000 improvement was primarily due to a $1.2 million reduction in the provision for loan losses, which was partially offset by a $666,000, or 28.0% decrease in other income and a $642,000, or 100.6% increase in income tax expense. Our net interest income decreased by $51,000 while our other expenses were reduced by $246,000 in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Our net interest rate spread and net interest margin increased by 40 basis points to 2.63% and by 35 basis points to 2.75%, respectively, for the nine months ended June 30, 2014, compared to net interest rate spread and net interest margin of 2.23% and 2.40%, respectively, for the nine months ended June 30, 2013.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$407,627	$4,476	4.39%	$440,757	$4,931	4.48%
Investment securities	114,631	548	1.91	120,792	561	1.86
Deposits in other banks	27,221	13	0.19	64,694	34	0.21
Restricted stock	3,536	54	6.11	3,703	2	0.22
Total interest-earning assets	553,015	5,091	3.68	629,946	5,528	3.51
Non-interest-earning assets	34,375			43,807
Total assets	$587,390			$673,753

Interest Bearing Liabilities:
Demand and NOW accounts	$88,616	21	0.09	$92,136	24	0.10
Money market accounts	64,023	38	0.24	68,675	48	0.28
Savings accounts	45,488	7	0.06	44,567	5	0.04
Time deposits	232,653	914	1.57	293,838	1,123	1.53
Total deposits	430,780	980	0.91	499,216	1,200	0.96
FHLB borrowings	49,014	285	2.33	48,000	426	3.55
Total interest-bearing liabilities	479,794	1,265	1.05	547,216	1,626	1.19
Non-interest-bearing liabilities	31,385			29,647
Total liabilities	511,179			576,863
Shareholders’ Equity	76,211			96,890
Total liabilities and shareholders’ equity	$587,390			$673,753
Net interest-earning assets	$73,221			$82,730
Net interest income; average interest rate spread		$3,826	2.63%		$3,902	2.32%
Net interest margin			2.77%			2.48%
Average interest-earning assets to average interest-bearing liabilities	115.26%			115.12%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Nine Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$406,340	$13,448	4.41%	$447,512	$15,465	4.61%
Investment securities	122,053	1,760	1.92	100,437	1,365	1.81
Deposits in other banks	24,369	40	0.21	87,884	101	0.15
Restricted stock	3,291	87	3.52	3,724	10	0.36
Total interest-earning assets	556,053	15,335	3.68	639,557	16,941	3.53
Non-interest-earning assets	35,870			23,869
Total assets	$591,923			$663,426

Interest Bearing Liabilities:
Demand and NOW accounts	$87,769	64	0.09	$89,934	97	0.14
Money market accounts	65,594	122	0.25	68,885	180	0.35
Savings accounts	43,974	19	0.05	43,446	17	0.05
Time deposits	244,107	2,841	1.55	304,422	3,840	1.68
Total deposits	441,444	3,046	0.92	506,687	4,134	1.09
FHLB borrowings	44,000	810	2.45	48,005	1,277	3.55
Total interest-bearing liabilities	485,444	3,856	1.05	554,692	5,411	1.30
Non-interest-bearing liabilities	31,079			25,606
Total liabilities	516,523			580,298
Shareholders’ Equity	75,400			83,128
Total liabilities and shareholders’ equity	$591,923			$663,426
Net interest-earning assets	$70,609			$84,865
Net interest income; average interest rate spread		$11,479	2.63%		$11,530	2.23%
Net interest margin			2.75%			2.40%
Average interest-earning assets to average interest-bearing liabilities	114.55%			115.30%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Interest and Dividend Income. Interest and dividend income decreased by $437,000, or 7.9%, to $5.1 million for the three months ended June 30, 2014 compared to the same period in fiscal 2013. The decrease was due primarily to a $455,000 or 9.2% decrease in interest income earned on loans. In addition, interest income on balances due from depository institutions decreased by $21,000 and interest income on investment securities declined by $13,000 in the three months ended June 30, 2014 compared to the same period in fiscal 2013. These decreases were partially offset by a $52,000 increase on FHLB stock dividends. The decrease in interest income on loans was due to a $33.1 million, or 7.5%, decrease in the average balance of our outstanding loans as well as a nine basis point or 2.0% decrease in the average yield earned on our loan portfolio. The decrease in the average balance of our loan portfolio primarily reflects our bulk sale of loans in October 2013 as well as bulk sale of $15.3 million of seasoned residential mortgage loans to one investor during the quarter ended June 30, 2014. The decrease in interest due from depository institutions was due to a $37.5 million or 57.9% decrease in the average balance of balances due from depository institutions. Balances due from depository institutions declined primarily as we utilized certain amounts deposited in other institutions to fund in part our deposit outflows, primarily certificates of deposit, during the fiscal 2014 period. The decrease in interest income on investment securities was due to a $6.2 million or 5.1% decrease in the average balance of investment securities. However, the average yield on investment securities increased to 1.91% for the three months ended June 30, 2014 from 1.86% for the same period in fiscal 2013.

Interest and dividend income decreased $1.6 million, or 9.5% to $15.3 million for the nine months ended June 30, 2014 compared to the same period in fiscal 2013. The decrease was due to a $2.0 million or 13.0% decrease in interest income earned on loans and a $61,000 or 60.4% decrease in interest income on balances due from depository institutions. These decreases were partially offset by a $395,000 or 28.9% increase in interest income on investment securities and a $77,000 increase in dividends earned on restricted stock. The decrease in interest income on loans was due to a $41.2 million, or 9.2%, decrease in the average balance of our outstanding loans as well as a 20 basis point or 4.3% decrease in the average yield earned on our loan portfolio. The decrease in interest due from depository institutions was due to a $63.5 million or 72.3% decrease in the average balance of balances due from depository institutions. The increase in interest income on investment securities was due to a $21.6 million or 21.5% increase in the average balance of investment securities and an 11 basis point or 6.1% increase in the average yield earned on investment securities. The average yield on investment securities increased 11 basis points to 1.92% for the nine months ended June 30, 2014 from 1.81% for the same period in fiscal 2013.

Interest Expense. Interest expense decreased $361,000 or 22.2% for the three month period ended June 30, 2014, compared to the same period in fiscal 2013. The decrease was due to a $220,000 or 18.3% decrease in interest expense on deposits and a $141,000 or 33.1% decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits was due to a $68.4 million or 13.7% decrease in the average balance of deposits and a five basis point or 5.2% decrease in the average rate paid on deposits. The decrease in our average balance of total deposits in the quarter ended June 2014 compared to the third quarter in fiscal 2013 was primarily due to a $61.2 million reduction in the average balance of certificates of deposit. During fiscal 2014, we have focused on letting our relatively higher costing certificates of deposit run off while attempting to increase our relatively lower costing core deposits as a source of funds. The decrease in interest expense on FHLB borrowings was due to a $1.0 million or 2.1% decrease in the average balance of FHLB borrowings and a 122 basis point or 34.4% decrease in the rates paid on borrowings. The average cost of borrowed funds decreased to 2.33% in the third quarter of fiscal 2014 compared to 3.55% in the third quarter of fiscal 2013.

Interest expense decreased $1.6 million or 28.7% for the nine month period ended June 30, 2014, compared to the same period in fiscal 2013. The decrease was due to a $1.1 million or 26.3% decrease in interest expense on deposits and a $467,000 or 36.6% decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits was due to a $65.2 million or 12.9% decrease in the average balance of deposits and a 17 basis point or 15.6% decrease in the rates paid on deposits. The average rate paid on total deposits decreased to 0.92% for the nine months ended June 30, 2014 from 1.09% for the nine months ended June 30, 2013. The decrease in interest expense on FHLB borrowings was due to a $4.0 million or 8.3% decrease in the average balance of FHLB borrowings and 110 basis point or 31.0% decrease in the rates paid on borrowings. The average rate paid on borrowed funds decreased to 2.45% in the nine months ended June 30, 2014 compared to 3.55% in the nine months ended June 30, 2013. The reduction in our total cost and average rate paid on borrowings for the nine months of fiscal 2014 reflects, in large part, our determination to prepay certain higher rate FHLB advances in the fourth quarter of fiscal 2013.

Provision for Loan Losses. We had no provision for loan losses for the three months ended June 30, 2014 compared to a recovery of $190,000 for the three months ended June 30, 2013. The provision for loan losses was $80,000 for the nine months ended June 30, 2014 compared to $1.3 million for the nine months ended June 30, 2013. The $190,000 recovery and the $1.2 million decrease in the provision for loan losses for the three and nine months ended June 30, 2014 compared to the three and nine months ended June 30, 2013, among other things, reflected the overall improvement in the trend of our levels of delinquent, impaired and non-performing loans. We had a net recovery of $11,000 for the three months ended June 30, 2014 compared to a net charge-offs of $52,000 for the three months ended June 30, 2013. Net charge-offs for the nine months ended June 30, 2014 were $312,000 compared to $2.8 million for the nine months ended June 30, 2013. The ratio of annualized net charge-offs to average loans outstanding was 0.11% for the nine months ended June 30, 2014 compared to 0.83% for the nine months ended June 30, 2013. As of June 30, 2014, the balance of the allowance for loan losses was $4.9 million, or 1.23% of gross loans and 157.12% of non-accruing loans, compared to an allowance for loan losses of $5.1 million or 1.26% of gross loans and 267.75% of non-accruing loans at September 30, 2013.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30,		For the Year Ended September 30,
	2014	2013	2013
	(Dollars in thousands)

Balance at beginning of period	$5,090	$7,581	$7,581
Provision for loan losses	80	1,255	11,235

Charge-offs:
Residential mortgage	48	331	994
Construction and Development:
Residential and commercial	37	1,622	5,768
Land	-	-	99
Commercial:
Commercial real estate	-	771	6,315
Other	-	-	94
Consumer:
Home equity lines of credit	14	-	-
Second mortgages	443	552	1,042
Other	6	7	9
Total charge-offs	548	3,283	14,321
Recoveries:
Residential mortgage	13	187	199
Construction and Development:
Residential and commercial	145	-	-
Commercial:
Commercial real estate	7	114	117
Other	2	22	23
Consumer:
Home equity lines of credit	1	3	17
Second mortgages	66	178	235
Other	2	3	4
Total recoveries	236	507	595

Net charge-offs	312	2,776	13,726
Balance at end of period	$4,858	$6,060	$5,090
Ratios:
Ratio of allowance for loan losses to non-accrual loans	157.12%	41.63%	267.75%
Ratio of net charge-offs to average loans outstanding (annualized for the nine-month periods ended June 30, 2014 and 2013)	0.11%	0.83%	3.12%
Ratio of net charge-offs to total allowances for loan losses (annualized for the nine-month periods ended June 30, 2014 and 2013)	8.56%	61.08%	269.67%

Other Income. Other, or non-interest, income increased by $300,000, or 67.6% to $744,000 for the three months ended June 30, 2014 compared to $444,000 for the same period in fiscal 2013. The increase in other income during the third quarter of fiscal 2014 was primarily due to a $597,000 difference in gain/loss on sale of loans which was partially offset by a $224,000 decrease in gain on sale of investments. We sold $20.1 million of loans at an aggregate gain of $283,000 in the third quarter of fiscal 2014 compared to a $314,000 loss on the sale of loans in the third quarter of fiscal 2013. Included in our loans sold in the June 30, 2014 quarter were $15.3 million of seasoned, long-term fixed rate residential first mortgage loans, which were sold to one investor in a transaction which resulted in a gain of $260,000. We also had a $41,000 loss on disposal of fixed assets related to the closure of our Westtown branch in June 2014.

Other, or non-interest, income decreased by $666,000, or 28.0%, to $1.7 million for the nine months ended June 30, 2014 compared to $2.4 million for the same period in fiscal 2013. The decrease in other income during the first nine months of fiscal 2014 was primarily due to a $605,000 decrease in earnings on bank-owned life insurance and a $420,000 decrease in gain on sale of investments, which were partially offset by a $467,000 increase in gain on sale of loans. The decrease in earnings on bank-owned life insurance was due to a non-recurring tax free death benefit of approximately $596,000 received in the first quarter of 2013.

Other Expenses. Other, or non-interest, expenses decreased by $257,000, or 5.8%, to $4.2 million for the three months ended June 30, 2014 compared to $4.4 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, a number of strategies were implemented to reduce operating overhead and improve efficiencies. The Concordville branch location is now servicing customers from our Westtown branch location, which was closed on June 27, 2014. In addition, we have implemented other cost savings strategies. We expect the Westtown closing and other strategies to aid in improving the efficiency ratio. The decrease in other expenses was primarily due to a $290,000 or 79.7% decrease in other real estate owned expense, a $57,000, or 36.1% decrease in advertising and a $26,000 decrease in data processing costs. These decreases were partially offset by a $95,000, or 5.0% increase in salaries and employee benefits and a $55,000, or 10.7% increase in occupancy expense. Expenses related to the closure of the Westtown branch were the primary reason for the increase in occupancy expense. The decrease in other REO expense was due to the reduction of other real estate owned.

 Other, or non-interest, expenses decreased by $246,000, or 1.9%, to $13.1 million for the nine months ended June 30, 2014 compared to $13.3 million for the nine months ended June 30, 2013. The decrease was primarily due to an $838,000, or 83.1% decrease in other real estate owned expense, a $145,000, or 23.4% decrease in advertising, a $102,000, or 6.4% decrease in other operating expenses and a $96,000, or 14.8% decrease in federal deposit insurance premiums. These decreases were partially offset by a $439,000, or 7.7% increase in salaries and employee benefits, a $367,000, or 28.9% increase in professional fees and a $149,000, or 9.8% increase in occupancy expense in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The decrease in other REO expense was due to the reduction of other real estate owned. The increase in salaries and employee benefits expense was due to the full impact of additional full-time employees added in various departments during the fourth quarter of fiscal 2013. The increase in professional fees was primarily due to increased legal and professional fees associated with regulatory and supervisory compliance efforts as well as the search for a new President and Chief Executive Officer and consulting fees related to the temporary engagement of an advisor to the Board of Directors. The increase in occupancy expense as mentioned above is related to the closure of the Westtown branch location.

Income Tax Expense/(Benefit). We had no income tax expense for the three months ended June 30, 2014 compared to an income tax benefit of $41,000 for the three months ended June 30, 2013. The effective combined state and Federal tax rate was 0.0% and (41.0%) for the three months ended June 30, 2014 and 2013, respectively. We evaluate our tax obligations on a quarterly basis and do not expect to resume making provisions for Federal income tax expense until we have reported net income before taxes for several consecutive fiscal quarters.

Income tax expense amounted to $4,000 for the nine months ended June 30, 2014 compared to an income tax benefit of $638,000 for the nine months ended June 30, 2013. The income tax expense for the nine months ended June 30, 2014 primarily reflects the state tax expense on the net income before taxes of $33,000 for the nine months ended June 30, 2014. The effective combined state and Federal tax rate was 12.1% and (95.1%) for the nine months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2014, our cash and cash equivalents amounted to $42.5 million. In addition, at such date our available for sale investment securities amounted to $105.0 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2014, we had certificates of deposit maturing within the next 12 months amounting to $103.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us. For the nine months ended June 30, 2014, the average balance of our outstanding FHLB borrowings was $44.0 million. At June 30, 2014, we had $48.0 million in outstanding long-term FHLB advances and we had $149.2 million in potential FHLB advances available to us.

The following table summarizes our contractual cash obligations at June 30, 2014.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(In thousands)

FHLB advances	$-	$15,000	$33,000	$-	$48,000
Certificates of deposit	103,519	80,919	39,275	3,633	227,346
Operating lease obligations	244	409	429	4,334	5,416
Total contractual obligations	$103,763	$96,328	$72,704	$7,967	$280,762

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

MALVERN BANCORP, INC.

August 8, 2014	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer
(Also authorized to sign this report as acting principal executive officer at the time this Form 10-Q is filed.)

