Form 10-K
period 2014-09-30
MALVERN BANCORP, INC.
filed 2014-12-18
CIK 1550603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $61.9 million, based on the last sale price on NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 17, 2014 was 6,558,473.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN BANCORP, INC.
2014 ANNUAL REPORT ON FORM 10-K
i

PART I
Forward-Looking Statements
This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation or regulatory policies and procedures, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. Because of this and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Item 1. Business
General
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
The Bank has one subsidiary, Strategic Asset Management Group, Inc. (“SAMG”), a Pennsylvania corporation and insurance brokerage engaged in sales of property and casualty insurance, commercial insurance and life and health insurance. During September 2014, the Bank and Malvern Bancorp dissolved two former investment subsidiaries, Malvern Federal Holdings, Inc. and Malvern Federal Investments, Inc., which were Delaware corporations which previously held and managed certain investment securities.
Malvern Federal Savings Bank is a federally chartered savings bank which was originally organized in 1887. The Bank conducts business from its main office located in Paoli, Pennsylvania and its seven full service financial center offices located in Chester and Delaware Counties, Pennsylvania. The Bank’s principal business consists of attracting deposits from businesses and the general public primarily in Chester County, Pennsylvania and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, construction and development loans, commercial and multi-family real estate loans, commercial business loans, home equity loans and lines of credit and other consumer loans, as well as investing in investment securities. In addition to Chester County, our lending efforts are focused in neighboring Montgomery County and Delaware County, both of which are also in southeastern Pennsylvania. To a lesser extent, we provide services to other areas in the greater Philadelphia market area. The Bank’s revenues are derived principally from interest on loans and investment securities, loan commitment and customer service fees and our mortgage banking operation. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market. The Bank’s primary expenses are interest expense on deposits and borrowings, provisions for loan losses and general operating expenses.
In October 2010, the Bank, the Mid-Tier Holding Company and the Mutual Holding Company entered into Supervisory Agreements (the “Supervisory Agreement(s)”) with the Office of Thrift Supervision (the “OTS”). As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act

(the “Dodd-Frank Act”), effective as of July 21, 2011, the OTS was abolished, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the Office of the Comptroller of the Currency (the “OCC”) and the regulatory oversight functions and authority of the OTS related to the Company and previously, the Mid-Tier Holding Company were transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”).
In October 2013, we completed the sale of a substantial portion of our problem loans in a bulk transaction to a single investor. The loans had an aggregate book balance of  $20.4 million and were sold at a loss of approximately $10.1 million. This transaction dramatically reduced our non-performing asset balances and significantly improved our credit quality metrics. As a result of the sale, the Company significantly reduced its exposure to sectors that experienced economic weakness and significant declines in collateral valuations and has substantially reduced the amount of non-accruing loans completing the transformation of the Bank.
Our headquarters is located at 42 East Lancaster Avenue, Paoli, Pennsylvania, and our telephone number is (610) 644-9400. We maintain a website at www.malvernfederal.com and we provide our customers with on-line banking and telephone banking services. The Company files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available free of charge on the Company’s website under the tab “Investor Relations”. Such documents are available as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of ethics that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating Committee.
Market Area and Competition
We face significant competition from other financial institutions. There are several larger commercial banks which have a significant presence in our market area including Wells Fargo Bank, PNC Financial and TD Bank. In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services. Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits. Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.
Product and Services
The Bank offers a range of competitively priced banking products and services, including consumer and commercial deposit accounts, checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, individual retirement accounts, safety deposit boxes, Automated Teller Machine (ATM), ATM and Visa debit cards, online banking, business banking, secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products. We attempt to offer a high level of personalized service to both our retail and commercial customers.
Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. One- to four-family residential real estate loans represent the largest category within our loan portfolio, amounting to approximately 60% of total loans outstanding at September 30, 2014. Repayment of these loans is, in part, dependent on general economic conditions affecting our customers. As a lender, we are subject to credit risk. Economic and financial conditions in recent years have adversely affected many of our borrowers. To manage the challenges of this economic environment we have adopted a more conservative loan classification system, enhanced our allowance for loan loss methodology, and undertaken a comprehensive review of our loan portfolio.
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
Supervision and Regulation
The banking industry is highly regulated. Earnings of the Company are affected by state and federal laws and regulations and by policies of various regulatory authorities. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of the Company and the Bank. The following discussion of supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.
On October 7, 2014, the Bank entered into a formal written agreement (the “Formal Agreement”) with the OCC. Management is committed to addressing and resolving the issues raised by the OCC and has substantially completed corrective actions to comply with the agreement. The Formal Agreement provides, among other things, that within specified time frames, the Bank will:
•
establish a Compliance Committee of its Board of directors to monitor and coordinate the Bank’s adherence to the Formal Agreement and to prepare periodic reports describing the Bank’s progress in complying with the Formal Agreement;

•
ensure that it has competent management in place, undertake periodic reviews of the Bank’s management, implement a program to enhance and improve the skills the Bank’s management team, where necessary, act to fill any vacancies among the Bank’s senior executive officers within prescribed timeframes and in accordance with regulations of the OCC;

•
revise its written strategic plan and submit such revised plan to the OCC for review, with such strategic plan establishing objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy, and tolerance for interest rate risk, together with strategies to achieve the Bank’s objectives;

•
revise its capital plan consistent with its revised strategic plan, and submit such revised capital plan to the OCC, with such revised capital plan providing specific plans for the Bank’s maintenance of adequate capital, determining the Bank’s capital needs in relation to material risks and the Bank’s strategic direction, identifying and establishing a strategy to maintain capital adequacy and strengthen capital if necessary, and providing for specific plans detailing how the Bank will comply with the restrictions and requirements included in the Formal Agreement which impact the Bank’s capital;

•
declare or pay a dividend or make a capital distribution only if the Bank is, and will continue to be in compliance with its capital plan and its minimum capital ratios, and only after receipt of written non-objection by the OCC; and

•
take all necessary steps to correct each violation of law, rule or regulation cited in the most recent report of examination by the OCC.

The Formal Agreement supersedes and replaces the Supervisory Agreement (the “Supervisory Agreement”) that the Bank previously entered into with the Office of Thrift Supervision (the “OTS”) in October 2010. The Supervisory Agreement required the Bank to revise and/or implement and monitor various identified policies and procedures, and placed numerous operating restrictions and reporting requirements on the Bank. Among other things, the Supervisory Agreement prohibited us from making any new commercial real estate loans and/or commercial and industrial loans and limited our growth in any quarter to the amount of net interest credited on our deposits, in each case without the prior written non-objection of the OCC. In April 2013, we were advised that we were no longer subject to such restrictions on commercial real estate lending, commercial and industrial lending and asset growth, provided that the level of loan growth remains consistent with our business plan filed with the OCC and meets the requirements of the Supervisory Agreement.

As a result of the Formal Agreement with Malvern Federal Savings Bank, which continues to be in force and effect, it is subject to certain additional restrictions pursuant to Federal banking regulations, including the following:
•
Malvern Federal Savings Bank is required to provide the OCC with prior notice of any new director or senior executive officer;

•
Malvern Federal Savings Bank is restricted from making any “golden parachute payments,” as defined;

•
Malvern Federal Savings Bank may not enter into, renew, extend or revise any contractual arrangements related to compensation or benefits with any director or officer without receiving prior written non-objection from the OCC;

•
Malvern Federal Savings Bank may not declare or pay any dividends or make other capital distributions, such as repurchases of common stock, without the prior written approval of the OCC;

•
Malvern Federal Savings Bank’s ability to engage in transactions with affiliates, as defined, is restricted; and

•
Malvern Federal Savings Bank may not engage in the use of brokered deposits without the prior written non-objection of the OCC.

In December 2013, the Company’s board of directors adopted a resolution (the “Supervisory Resolution”), as recommended by the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) which, among other things, requires the Company to serve as a source of strength to the Bank, prohibits the Company from declaring or paying dividends unless it receives the prior written approval of the Reserve Bank, prohibits the Company from receiving any dividends from the Bank without the prior written approval of the Reserve Bank, and requires the Company to provide various reports and a plan to strengthen oversight.
Dodd-Frank Act
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly changed the bank regulatory structure and significantly impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and future impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.
The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:
•
The Office of Thrift Supervision has been merged into the OCC and the authority of the other remaining bank regulatory agencies restructured. The federal thrift charter has been preserved under the jurisdiction of the OCC.

•
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

•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•
The prohibition on payment of interest on demand deposits was repealed.

•
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

•
Deposit insurance has been permanently increased to $250,000.

•
Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
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

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:
•
Authority over savings and loan holding companies transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

•
The Home Owners’ Loan Act was amended to provide that leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies was extended to thrift holding companies.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
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

•
Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•
Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Malvern Bancorp, Inc.
Holding Company Acquisitions. Malvern Bancorp is a savings and loan holding company under the Home Owners’ Loan Act, as amended, and is subject to examination and supervision by the Federal Reserve Board. Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.
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
Certain of the savings and loan holding company capital requirements promulgated by the FRB in 2013 will become effective as of January 1, 2015. Those requirements establish the following four minimum capital ratios that the Company must comply with as of that date:
Capital Ratio	Regulatory Minimum
Common Equity Tier 1 Capital	4.5%
Tier 1 Leverage Capital	4.0%
Tier 1 Risk-Based Capital	6.0%
Total Risk-Based Capital	8.0%
The leverage capital requirement is calculated as a percentage of total assets and the other three capital requirements are calculated as a percentage of risk-weighted assets. For a more detailed discussion of the 2013 capital rules, see “Recent Regulatory Capital Rules” under “Regulations of Malvern Federal Savings Bank” below.

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
Volcker Rule Regulations
Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The Company is continuously reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.
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
The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the Dodd Frank Act, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.
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
Current OCC capital standards require savings institutions to satisfy the following capital requirements:
•
tangible capital requirement — “tangible” capital equal to at least 1.5% of adjusted total assets;

•
leverage capital requirement — “core” capital equal to at least 3.0% of adjusted total assets for the most highly rated institutions;

•
an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated savings associations effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

•
risk-based capital requirement — “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of  “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Malvern Federal Savings Bank had no intangible assets at September 30, 2014. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Malvern Federal Savings Bank’s regulatory capital.
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
The OCC has imposed IMCRs on the Bank which require it to maintain regulatory capital of not less than the following:
•
tier 1 capital of 8.5% or adjusted total assets;

•
tier 1 risk-based capital to risk-weighted assets of 10.5%; and

•
total risk-based capital to risk-weighted assets of 12.5%.

At September 30, 2014, Malvern Federal Savings Bank exceeded all of its regulatory capital requirements. At such date, the Bank’s tier 1 capital, tier 1 risked-based capital and total risk-based capital ratios were 12.09%, 19.50% and 20.75%, respectively.
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
Recent Regulatory Capital Rules.  In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality — predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Federal Savings Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.
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
At September 30, 2014, Malvern Federal Savings Bank was not subject to the above mentioned restrictions.
The table below sets forth Malvern Federal Savings Bank’s capital position relative to the OCC’s regulatory capital requirements at September 30, 2014.
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital (to adjusted tangible assets)	$64,414	12.09%	$21,305	4.00%	$26,632	5.00%	$37,782	7.09%
Tier 1 risk-based capital (to risk-weighted assets)	$64,414	19.50	$13,212	4.00	$19,818	6.00	$44,596	13.50
Total risk-based capital (to risk-weighted assets)	$68,549	20.75	$26,424	8.00	$33,030	10.00	$35,519	10.75
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
The Company adopted a resolution in December 2013 that provides, among other things, that the Company will not declare or pay any dividends to shareholders and that it will not receive any dividends from the Bank without the prior written approval of the Federal Reserve Bank of Philadelphia.

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
•
Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•
Establishing any new branch office unless allowable for a national bank; and

•
Paying dividends unless allowable for a national bank.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:
•
Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

Under the Dodd-Frank Act, a savings institution not in compliance with the QTL test is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.
At September 30, 2014, Malvern Federal Savings Bank met the requirements to be deemed a QTL.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Malvern Federal Savings Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2014, was in compliance with the above restrictions.
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
Anti-Money Laundering. All financial institutions, including savings and loan associations are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States are required to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Malvern Federal Savings Bank has established policies and procedures to ensure compliance with these provisions, and their impact on our operations has not been material.
Federal Home Loan Bank System. Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2014, Malvern Federal Savings Bank had $48.0 million of FHLB advances and $103.8 million outstanding on its line of credit with the FHLB.
As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2014, Malvern Federal Savings Bank had $3.5 million in FHLB stock, which was in compliance with this requirement.
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
Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2014, Malvern Federal Savings Bank had met its reserve requirement.
Taxation
Federal Taxation
General. The Company and Malvern Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. The Company files a consolidated federal income tax return with Malvern Federal Savings. Malvern Bancorp’s federal and state income tax returns for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.
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
At September 30, 2014, the total federal pre-1988 reserve was approximately $1.6 million. The reserve reflects the cumulative effects of federal tax deductions by Malvern Federal Savings for which no federal income tax provisions have been made.
State and Local Taxation
Pennsylvania Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 2014 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.
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
Employees
As of September 30, 2014, we had a total of 93 full-time equivalent employees. No employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

Item 1A. Risk Factors
In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.
We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.
Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Lending money is a significant part of the banking business. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $4.4 million at September 30, 2014. Our allowance for loan losses was approximately $4.6 million at September 30, 2014. Our loans between thirty and eighty-nine days delinquent totaled $1.6 million at September 30, 2014.
The changing economic environment may continue to adversely impact our operations and results.
Negative developments in the financial services industry from 2008 into 2014 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally. As a consequence of the recent United States recession, business activities across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending. Unemployment continues to be higher than historical averages.
As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including residential, construction, commercial and consumer loans. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Moreover, competition among depository institutions for deposits and quality loans has increased significantly while the significant decline in economic growth has led to a slowdown in banking related activities. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•
we potentially face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•
customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

•
the process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans; and

•
the value of the portfolio of investment securities that we hold may be adversely affected.

Changes in interest rates could adversely affect our financial condition and results of operation.
We are unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand.
Our primary source of income is net interest income, which is the difference between the interest earned on our interest-earning assets, such as loans and investments, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System and market interest rates.
A sustained increase in market interest rates would adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, the market value of our fixed-rate assets would decline if interest rates increase. For example, we estimate that as of September 30, 2014, a 300 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $37.0 million or 44%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Manage Market Risk.”
Our loan portfolio exhibits a high degree of risk.
We have a significant amount of commercial real estate loans, as well as construction and development loans and second mortgages (home equity loans) that have a higher risk of default and loss than single-family residential mortgage loans. Although permanent single-family, owner-occupied loans represent the largest single component of assets and currently impaired loans, commercial real estate loans, as well as construction and development loans and second mortgages (home equity loans) amounted to $125.6 million, or 32.3% of our loan portfolio at September 30, 2014. Commercial real estate and construction and development loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Repayment of construction and development loans generally is dependent on the successful completion of the project and the ability of the borrower to repay the loan from the sale of the property or obtaining permanent financing. Our second mortgage loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans due to the generally higher loan-to-value ratios and their secondary position in the collateral to the existing first mortgage. Our monitoring of higher risk loans and the internal asset review function may be inadequate in view of current real estate market weaknesses.
Our provisions to our allowance for loan losses and our net charge-offs to our allowance for loan losses have adversely affected, and may continue to adversely affect, our results of operations.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our allowance for loan losses is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan losses. If our assumptions or judgments used to determine the allowance prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if our regulators disagree with our judgments, we may need to increase the allowance in amounts that exceed our expectations. Additions to the allowance adversely affect our results of operations and financial condition. We recorded a $263,000 provision for loan losses during the year ended September 30, 2014, compared to provisions of  $11.2 million and $810,000 for the years ended September 30, 2013 and 2012, respectively.

Failure to comply with the Formal Agreement could adversely affect our business, financial condition and operating results.
In October 2014, the Bank, entered into the Formal Agreement. The Formal Agreement imposes a number of operating restrictions and requirements that the Bank revise and/or implement and monitor various identified policies, procedures and reports. Failure to comply with the Formal Agreement could result in additional supervisory and enforcement actions against the Bank and/or its directors and senior executive officers, including the issuance of a cease and desist order or the imposition of civil money penalties. In addition, compliance efforts related to the Formal Agreement have an adverse impact on our non-interest expense.
Our deferred tax asset valuation allowance adversely impacted our results of operations.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At September 30, 2014, the net deferred tax asset was approximately $2.4 million, compared to a balance of approximately $2.5 million at September 30, 2013. The decrease in net deferred tax asset resulted mainly from the recognition of a deferred tax asset valuation allowance of  $10.1 million in 2014.
We regularly review our deferred tax assets for recoverability to determine whether it is more likely that not (i.e. likelihood of more that 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded. The determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.
Strong competition within our market area could hurt our profits and slow growth.
The banking and financial services industry in our market area is highly competitive. We may not be able to compete effectively in our markets, which could adversely affect our results of operations. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and consolidation among financial service providers. Larger institutions have greater access to capital markets, with higher lending limits and a broader array of services. Competition may require increases in deposit rates and decreases in loan rates, and adversely impact our net interest margin.
The effects of the current economic conditions have been particularly severe in our primary market areas.
Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania and our business depends significantly on general economic conditions in these market areas. Severe declines in housing prices and property values have been particularly acute in our primary market areas. A further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:
•
Loan delinquencies may increase further;

•
Problem assets and foreclosures may increase further;

•
Demand for our products and services may decline;

•
The carrying value of our other real estate owned may decline further; and

•
Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
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
The fair value of our investment securities can fluctuate due to market conditions outside of our control.
As of September 30, 2014, the fair value of our investment securities portfolio was approximately $100.9 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Bank owns and maintains the premises in which the headquarter and six full-service financial centers are located, and lease an office in Concordville. The location of each of the currently operating offices is as follows:
Paoli Headquarters	42 East Lancaster Avenue, Paoli, PA 19301
Paoli Financial Center	34 East Lancaster Avenue, Paoli, PA 19301
Malvern Financial Center	100 West King Street, Malvern, PA 19355
Exton Financial Center	109 North Pottstown Pike, Exton, PA 19341
Coventry Financial Center	100 Ridge Road, Pottstown, PA 19465
Berwyn Financial Center	650 Lancaster Avenue, Berwyn, PA 19312
Lionville Financial Center	537 West Uwchlan Avenue, Downingtown, PA 19335
Concordville Financial Center	940 Baltimore Pike, Glen Mills, PA 19342
The Concordville branch location is now servicing customers from our Westtown branch location, which was closed on June 27, 2014.
Item 3. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Malvern Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “MLVF”. As of the close of business on September 30, 2014, there were 6,558,473 shares of Mid-Tier Holding Company common stock outstanding, held by approximately 485 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
The following table sets forth the high and low prices of the Company’s common stock as reported by the NASDAQ Stock Market and cash dividends declared per share for the periods indicated.
	Year Ended September 30,
	2014		2013
	High	Low	High	Low
First Quarter	$12.94	$10.75	$11.73	$9.96
Second Quarter	$11.30	$10.23	$12.30	$11.10
Third Quarter	$11.01	$10.13	$12.20	$11.50
Fourth Quarter	$11.39	$10.50	$13.20	$11.75
For the years ended September 30, 2014 and 2013, no cash dividends per share of common stock were declared by the Company. In December 2013, the Company’s board of directors adopted the Supervisory Resolution, as recommended by the Federal Reserve Bank of Philadelphia, that it will not declare or pay any dividends without the prior written approval of the Reserve Bank.

Item 6. Selected Financial Data
Set forth below is selected financial and other data of Malvern Bancorp, Inc. You should read the consolidated financial statements and related notes contained in Item 8 hereof which provide more detailed information.
	At September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$542,264	$601,554	$711,812	$666,568	$720,506
Loans receivable, net	386,074	401,857	457,001	506,019	547,323
Loans held for sale	—	10,367	—	—	—
Securities held to maturity	—	—	—	3,797	4,716
Securities available for sale	100,943	124,667	80,508	74,389	40,719
FHLB borrowings	48,000	38,000	48,085	49,098	55,334
Deposits	412,953	484,596	540,988	554,455	596,858
Shareholders’ equity	76,772	75,406	62,636	60,284	66,207
Total liabilities	465,492	526,148	649,176	606,284	654,299
Allowance for loan losses	4,589	5,090	7,581	10,101	8,157
Non-accrual loans in portfolio	2,391	1,901	9,749	12,915	19,861
Non-performing assets in portfolio	4,355	5,863	14,343	21,236	25,176
Performing troubled debt restructurings in portfolio	1,009	1,346	8,187	10,340	11,976
Non-performing assets and performing troubled debt restructurings in portfolio	5,364	7,209	22,530	31,576	37,152
Selected Operating Data:
Total interest and dividend income	$20,167	$22,301	$25,775	$29,726	$33,148
Total interest expense	5,071	6,944	8,412	10,198	13,641
Net interest income	15,096	15,357	17,363	19,528	19,507
Provision for loan losses	263	11,235	810	12,392	9,367
Net interest income after provision for loan losses	14,833	4,122	16,553	7,136	10,140
Total other income	2,155	2,860	2,427	1,702	2,027
Total other expenses	16,644	19,775	16,393	18,529	17,191
Income tax expense (benefit)	21	6,010	628	(3,579)	(1,895)
Net income (loss)	$323	$(18,803)	$1,959	$(6,112)	$(3,129)
Earnings (loss) per share(5)	$0.05	$(2.96)	$0.31	$(0.96)	$(0.49)
Dividends per share	$0.00	$0.00	$0.00	$0.03	$0.12

	At September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.06%	(2.79)%	0.30%	(0.90)%	(0.45)%
Return on average equity (ratio of net income to average equity)	0.43	(20.24)	3.15	(9.64)	(4.53)
Interest rate spread(1)	2.59	2.25	2.66	2.86	2.75
Net interest margin(2)	2.74	2.43	2.79	3.05	2.96
Non-interest expenses to average total assets	2.84	2.93	2.50	2.72	2.49
Efficiency ratio(3)	96.74	110.95	85.95	87.21	79.71
Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	0.62	0.47	2.11	2.52	3.60
Non-performing assets as a percent of total assets	0.80	0.97	2.01	3.19	3.49
Non-performing assets and performing troubled debt restructurings as a percent of total assets	0.99	1.20	3.17	4.74	5.16
Allowance for loan losses as a percent of gross loans	1.18	1.26	1.64	1.97	1.48
Allowance for loan losses as a percent of non-accrual loans	191.93	267.75	77.76	78.21	41.07
Net charge-offs to average loans outstanding	0.19	3.07	0.69	1.96	1.18
Capital Ratios(4):
Total risk-based capital to risk weighted assets	20.75	18.97	14.22	12.01	12.85
Tier 1 risk-based capital to risk weighted assets	19.50	17.72	12.96	10.76	11.83
Tangible capital to tangible assets	12.09	10.91	7.70	7.54	8.24
Tier 1 leverage (core) capital to adjustable tangible assets	12.09	10.91	7.70	7.54	8.24
Shareholders’ equity to total assets	14.16	12.54	8.80	9.04	9.19

(1)
Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.

(2)
Net interest income divided by average interest earning assets.

(3)
Efficiency ratio, which is a non-GAAP financial measure, is computed by dividing other expense by net interest income on a tax equivalent basis plus other income, excluding net securities gains (losses). See Item 7, MD&A, “— Other Income,” page 34.

(4)
Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.

(5)
The calculation for the years end September 2012 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on October 11, 2012.

Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition should be read in conjunction with Item 6 “Selected Financial Data” and the consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth in Item 1A, entitled, “Risk Factors” and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.
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
Reported amounts are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management believes that the supplemental non-GAAP information provided in is utilized by market analysts and others to evaluate a company’s financial condition and, therefore, that such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures presented by other companies.
Our business strategy currently is focused on improving core earnings, seeking relief from the Formal Agreement, maintaining low levels of problem assets and conducting our traditional community-oriented banking business. Below are certain of the highlights of our business strategy in recent years:
•
Improving Core Earnings. With interest rates falling to historically low levels, it has become increasingly difficult for financial institutions to maintain acceptable levels of net interest income. In recent years, with the Bank unable to grow its asset base and loan portfolio, increasing interest income has been a challenge. This lack of growth in the loan portfolio, combined with higher deposit and borrowing costs, have all contributed to a decline in the Banks’ net interest margin. In an effort to achieve consistent sustainable earnings, i.e. improve the net interest margin, we are implementing specific product and pricing strategies designed to increase the yield on loans and reduce the cost of funding. During fiscal 2014, we resumed originating commercial real estate loans and commercial business loans, which have higher yields than single-family residential mortgage loans, on a relatively modest basis in accordance with our business plan and our strengthened loan underwriting and loan administration policies and procedures. We also have established a funding composition plan, which is designed to increase checking accounts, primarily non-interest bearing accounts, as well as savings and money market accounts. We are attempting to increase our core deposits, which we define as all deposit accounts other than certificates of deposit. At September 30, 2014, our core deposits amounted to 50.7% of total deposits ($209.4 million), compared to 41.2% of total deposits ($222.8 million) at September 30, 2012. We have continued our promotional efforts to increase core deposits. We review our deposit products on an ongoing basis and we are considering additional deposit products and are currently offering more flexible delivery options, such as mobile banking, as part of our efforts to increase core deposits. We expect to increase our commercial checking accounts and we plan to enhance our cross-marketing as part of our efforts to gain additional deposit relationships with our loan customers.

•
Seek Supervisory Relief. We entered into the Formal Agreement with the OCC in October 2014. Among other things, the Formal Agreement requires that we provide the OCC with relatively extensive reports and data on our business and operations on a quarterly basis. In light of the numerous reporting requirements and operating restrictions imposed by the Formal Agreement, we plan to seek relief from the Formal Agreement that the Bank entered into in 2014 as well as the IMCRs that the OCC has imposed as promptly as practicable.

•
Maintain Low Levels of Problem Assets. We are continuing in our efforts to maintain low levels of problem assets. At September 30, 2014, our total non-performing assets in portfolio were $4.4 million or 0.80% of total assets, reflecting a reduction of  $16.9 million, or 79.5%, compared to $21.2 million of total non-performing assets at September 30, 2011 (when total non-performing assets amounted to 3.19% of total assets). The October 2013 bulk sale of problem loans resulted in a dramatic reduction of the Company’s non-performing assets. The bulk sale was undertaken as an efficient mechanism for disposing of non-performing and underperforming assets and improving the Bank’s credit quality in the process. As a result of the sale, the Company significantly reduced its exposure to sectors that experienced economic weakness and significant declines in collateral valuations and has substantially reduced the amount of non-accruing loans.

•
Growing Our Loan Portfolio and Resuming Commercial Real Estate and Construction and Development Lending. We have resumed, on a relatively modest basis, the origination of commercial real estate loans and construction and development loans in our market area. Such loans are being underwritten in accordance with our strengthened loan underwriting standards and our enhanced credit review and administration procedures. We continue to believe that we can be a successful niche lender to small and mid-sized commercial borrowers and homebuilders in our market area. In light of the improvements in economic conditions and real estate values, we believe that the resumption of commercial real estate and construction and development lending in a planned, deliberative fashion with the loan underwriting and administrative enhancements that we have implemented in recent periods, together with modest loan growth, will increase our interest income and our returns in future periods.

•
Increasing Market Share Penetration. We operate in a competitive market area for banking products and services. In recent years, we have been working to increase our deposit share in Chester and Delaware counties and we increased our marketing and promotional efforts. However, as a result of the shrinkage of our balance sheet and the reduction in total deposits in fiscal 2014, our deposit market share in Chester County decreased from 4.69% in 2013 to 3.57% in 2014. In our effort to increase market share as well as non-interest income, we plan to evaluate increasing our business in non-traditional products, such as wealth management.

•
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

Critical Accounting Policies
The financial condition and results of operations for the Company presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.
Presented below is a discussion of the accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. Also, see Note 2 of the Consolidated Financial Statements for additional information related to significant accounting policies.
Allowance for Loan Losses. The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in the Company’s unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment or collateral recovery of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.
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
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, a charge-off is recognized when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, as adjusted for qualitative factors.
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Once all factor adjustments are applied, general reserve allocations for each segment are calculated, summarized and reported on the ALLL summary. ALLL final schedules, calculations and the resulting evaluation process are reviewed quarterly.
In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at September 30, 2014 was appropriate under accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2014, the Company had $1.9 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.
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
Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.4 million at September 30, 2014 compared to $2.5 million at September 30, 2013. In evaluating the need for a valuation allowance, we estimated our viable tax planning strategies that we could employ so that the asset would not go unused. We feel that the DTA balance of  $2.4 million as of September 30, 2014 is appropriate since it is the amount of such estimated tax planning strategies. Our total deferred tax assets decreased to $12.6 million at September 30, 2014 compared to $15.0 million at September 30, 2013. Our DTA valuation allowance amounted to $10.1 million at September 30, 2014 compared to $12.5 million at September 30, 2013. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.
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
•
we have attempted to match fund a portion of our loan portfolio with borrowings having similar expected lives;

•
on occasion, we have sold long-term (30-year) fixed-rate mortgage loans with servicing retained;

•
we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

•
we have invested in securities with relatively short anticipated lives, generally one to three years, and we hold significant amounts of liquid assets.

As part of our asset/liability management efforts, during fiscal year ended September 30, 2014, we sold $23.2 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of  $352,000. Finally, in light of the removal of the lending restrictions from the Bank’s 2010 Supervisory Agreement, we have resumed, on a relatively modest basis subject to our business plan and our strengthened loan underwriting and loan administration policies and procedures, origination of commercial real estate loans and commercial business loans, both of which generally have higher yields than single-family residential mortgage loans.
Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative gap was a negative 23.7% at September 30, 2014 compared to a negative 31.06% at September 30, 2013.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2014, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2014, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$90,309	$33,850	$87,266	$66,588	$108,554	$386,567
Investment securities and restricted securities	7,743	6,174	37,961	19,476	35,828	107,182
Other interest-earning assets	17,984	—	—	—	—	17,984
Total interest-earning assets	116,036	40,024	125,227	86,064	144,382	511,733
Interest-bearing liabilities:
Demand and NOW accounts	81,922	—	—	—	—	81,922
Money market accounts	59,529	—	—	—	—	59,529
Savings accounts	44,916	—	—	—	—	44,916
Certificate accounts	46,941	41,321	75,769	36,450	3,046	203,527
FHLB advances	—	10,000	5,000	33,000	—	48,000
Total interest-bearing liabilities	233,308	51,321	80,769	69,450	3,046	437,894
Interest-earning assets less interest-bearing liabilities	$(117,272)	$(11,297)	$44,458	$16,614	$141,336	$73,839
Cumulative interest-rate sensitivity gap(3)	$(117,272)	$(128,569)	$(84,111)	$(67,497)	$73,839
Cumulative interest-rate gap as a percentage of total assets at September 30, 2014	(21.63)%	(23.71)%	(15.51)%	(12.45)%	13.62%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2014	49.74%	54.83%	76.98%	84.48%	116.86%

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
The table below sets forth as of September 30, 2014 and 2013, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
	As of September 30, 2014			As of September 30, 2013
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$47,569	$(36,962)	(44)%	$41,315	$(35,859)	(46)%
+200	62,081	(22,450)	(27)	54,957	(22,217)	(29)
+100	74,013	(10,518)	(12)	67,966	(9,208)	(12)
0	84,531	—	—	77,174	—	—
-100	86,879	2,348	3	78,841	1,667	2

(1)
Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2014.
Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$14,234	$(357)	(2.45)%
100	14,440	(151)	(1.03)
Static	14,591	—	—
(100)	13,929	(662)	(4.54)
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

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.
	Year Ended September 30,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$407,169	$17,743	4.36%	$447,196	$20,179	4.51%	$481,424	$24,054	5.00%
Investment securities	117,366	2,303	1.96	106,903	2,051	1.92	86,722	1,699	1.96
Deposits in other banks	25,714	54	0.21	78,902	137	0.17	51,185	51	0.10
FHLB stock	3,342	123	3.68	3,696	19	0.51	4,772	4	0.08
Total interest earning assets(1)	553,591	20,223	3.65	636,696	22,386	3.52	624,103	25,808	4.14
Non-interest earning assets
Cash and due from banks	1,356			2,943			1,538
Bank owned life insurance	21,092			19,083			15,006
Other assets	14,164			22,287			24,584
Allowance for loan losses	(4,893)			(6,839)			(8,809)
Total non-interest earning assets	31,719			37,474			32,319
Total assets	$585,310			$674,170			$656,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Money Market accounts	$64,499	$164	0.25%	$68,782	$228	0.33%	$79,977	$446	0.56%
Savings accounts	44,379	27	0.06	43,382	24	0.06	46,316	48	0.10
Certificate accounts	237,090	3,693	1.56	298,229	4,908	1.65	300,956	5,942	1.97
Other interest-bearing deposits	87,283	85	0.10	90,085	119	0.13	90,963	256	0.28
Total deposits	433,251	3,969	0.92	500,478	5,279	1.05	518,212	6,692	1.29
Borrowed funds	45,007	1,102	2.45	47,593	1,665	3.50	48,593	1,720	3.54
Total interest-bearing liabilities	478,258	5,071	1.06	548,071	6,944	1.27	566,805	8,412	1.48
Non-interest bearing liabilities
Demand deposits	25,499			26,899			22,812
Other liabilities	5,733			6,306			4,627
Total non-interest-bearing liabilities	31,232			33,205			27,439
Shareholders’ equity	75,820			92,894			62,178
Total liabilities and shareholders’ equity	$585,310			$674,170			$656,422
Net interest-earning assets	$75,333			$88,626			$57,298
Net interest income (tax-equivalent basis)		$15,152			$15,442			$17,396
Net interest spread			2.59%			2.25%			2.66%
Net interest margin			2.74%			2.43%			2.79%
Average interest-earning assets to average interest-bearing liabilities	115.75%			116.17%			110.11%
Tax-equivalent adjustment(2)		(56)			(85)			(33)
Net Interest income		$15,096			$15,357			$17,363

(1)
Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2)
The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent for fiscal years 2014, 2013 and 2012.

The following table presents the dollar amount of changes in interest income (on a tax-equivalent basis) and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the unprecedented levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.
	Year Ended September 30,
	2014 vs. 2013			2013 vs. 2012
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans receivable	$(1,805)	$(631)	$(2,436)	$(1,711)	$(2,164)	$(3,875)
Investment securities	201	51	252	396	(44)	352
Deposits in other banks	(90)	7	(83)	28	58	86
FHLB stock	(2)	106	104	(1)	16	15
Total interest earning assets	$(1,696)	$(467)	$(2,163)	$(1,288)	$(2,134)	$(3,422)
Interest Bearing Liabilities
Money market accounts	$(14)	$(50)	$(64)	$(63)	$(155)	$(218)
Savings accounts	1	2	(3)	(3)	(21)	(24)
Certificate accounts	(1,009)	(206)	(1,215)	(54)	(980)	(1,034)
Other interest-bearing accounts	(4)	(30)	(34)	(2)	(155)	(218)
Total deposits	(1,026)	(284)	(1,310)	(122)	(1,291)	(1,413)
Borrowed funds	(91)	(472)	(563)	(35)	(20)	(55)
Total interest-bearing liabilities	$(1,117)	$(756)	$(1,873)	$(157)	$(1,311)	$(1,468)
Net interest income	$(579)	$289	$(290)	$(1,131)	$(824)	$(1,954)

Comparison of Financial Condition at September 30, 2014 and September 30, 2013
Total assets decreased $59.3 million or 9.9% to $542.3 million at September 30, 2014 compared to $601.6 million at September 30, 2013. The decrease was primarily due to a $4.5 million or 19.0% decrease in cash and cash equivalents, a $23.7 million or 19.1% decrease in investment securities, a $10.4 million or 100.0% decrease in loans held for sale, a $15.8 million or 3.9% decrease in net loans receivable, a $3.1 million or 14.4% decrease in bank owned life insurance and a $2.0 million or 50.4% reduction in other real estate owned (“REO”). The decrease in loans held for sale was due to the completion of our bulk sale of $10.4 million of loans in October 2013. The loans sold were designated as held for sale at September 30, 2013 and were comprised of non-accruing loans, performing troubled debt restructurings (“TDRs”) and classified and other loans which had an aggregate book balance of  $20.4 million prior to an aggregate of $10.1 million in charge-offs taken in the quarter ended September 30, 2013. The decrease in investment securities was due primarily to the sale of approximately $9.1 million of our tax-free municipal bonds during fiscal 2014. The decrease in net loans receivable was due primarily to the bulk sale of  $15.3 million of seasoned, fixed-rate long-term residential mortgage loans to one investor.
Total liabilities decreased by $60.6 million, or 11.5% to $465.5 million at September 30, 2014 compared to $526.1 million at September 30, 2013. The decrease was primarily due to a $69.9 million or 15.2% decrease in interest bearing deposits. Total deposits decreased to $413.0 million at September 30, 2014 compared to $484.6 million at September 30, 2013. The decrease was partially offset by a $10.0 million or 26.3% increase in FHLB advances and a $668,000 increase in advances from borrowers for taxes and insurance.

Shareholders’ equity increased $1.4 million to $76.8 million at September 30, 2014 compared to $75.4 million at September 30, 2013. The increase was due primarily to an $883,000 reduction in accumulated other comprehensive loss as well as net income during fiscal 2014 which increased retained earnings to $20.1 million at September 30, 2014. Our ratio of equity to assets was 14.16% at September 30, 2014.
Comparison of Operating Results for the Years Ended September 30, 2014 and September 30, 2013
General. Our net income was $323,000 for the year ended September 30, 2014 compared to net loss of  $18.8 million for the year ended September 30, 2013. On a per share basis, the net income was $0.05 per share for the year ended September 30, 2014, compared to net loss of  $2.96 per share for the year ended September 30, 2013. The reason for the $19.1 million difference in our results of operations in fiscal 2014 compared to the prior fiscal year was due to a decrease in the provision of loan losses of  $11.0 million, a $3.1 million decrease in other expenses, a $1.9 million decrease in interest expense, and a $6.0 million decrease in income tax expense, which were partially offset by a $2.1 million decrease in interest and dividend income. Our interest rate spread was 2.59% and our net interest margin was 2.74% for the year ended September 30, 2014, compared to a net interest spread of 2.25% and a net interest margin of 2.43% for the year ended September 30, 2013.
Interest and Dividend Income. Our interest and dividend income decreased for the year ended September 30, 2014 by $2.1 million or 9.6% over fiscal 2013 to $20.2 million. Interest income on loans decreased for the year ended September 30, 2014 over fiscal 2013 by $2.4 million, or 12.1%. The decrease in interest earned on loans in fiscal 2014 was due to a 15 basis point decrease in the average yield earned on our loan portfolio compared to fiscal 2013 as well as a $40.0 million or 9.0%, decrease in the average balance of our outstanding loan portfolio. Interest income on investment securities increased by $281,000, or 14.2%, in fiscal 2014 over the prior fiscal year. The increase in interest income on investment securities in fiscal 2014 was due to a $10.5 million, or 9.8%, increase in the average balance of our investment securities portfolio. The average yield on investment securities increased four basis points to 1.96% for fiscal 2014 from 1.92% over fiscal 2013.
Interest Expense. Our interest expense for the year ended September 30, 2014 was $5.1 million, a decrease of  $1.9 million from the year ended September 30, 2013. The decrease was due to a $1.3 million or 24.8% decrease in interest expense on deposits and a $563,000 or 33.8% decrease in interest expense on FHLB borrowings. The decrease in interest expense on deposits was due to a $67.2 million or 13.4% decrease in the average balance of deposits, as well as a 13 basis point decrease in the average rate paid on deposits. The average rate paid on total deposits decreased to 0.92% for fiscal 2014 from 1.05% for fiscal 2013. During fiscal 2014, we focused on letting our relatively higher costing certificates of deposit run off while attempting to increase our relatively lower costing core deposits as a source of funds. The decrease in interest expense on FHLB borrowings was due to a $2.6 million or 5.4% decrease in the average balance of FHLB borrowings and a 105 basis point decrease in the rates paid on borrowings. The average rate paid on borrowed funds decreased to 2.45% in fiscal 2014 compared to 3.50% in fiscal 2013.
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

The provision for loan losses was $263,000 for the year ended September 30, 2014, compared to $11.2 million for the year ended September 30, 2013. Our total gross charge-offs for the year ended September 30, 2014 were $941,000, a $13.4 million, or 93.4%, decrease compared to $14.3 million of charge-offs during the year ended September 30, 2013. As of September 30, 2014, the balance of the allowance for loan losses was $4.6 million, or 1.18% of gross loans and 191.9% of non-accruing loans in portfolio, compared to an allowance for loan losses of  $5.1 million or 1.26% of gross loans and 267.75% of non-accruing loans at September 30, 2013. We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.
Other Income. Our other, or non-interest, income decreased by $705,000, or 24.7%, to $2.2 million for the year ended September 30, 2014 compared to $2.9 million for the year ended September 30, 2013. The decrease in other income during fiscal 2014 was primarily as a result of a $396,000 reduction in net securities gains, a decrease of  $102,000 in service charges on deposit accounts and a decrease of  $617,000 relating to income on bank owned life insurance, offset in part by an increase of  $446,000 in net gain on sale of loans. The decrease in service charges for the year ended September 30, 2014 was primarily due to a decrease of  $42,000 in other loan fee income, a $17,000 decrease in demand deposit fee income and a decrease of  $38,000 other fees. Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of  $2.1 million for the year ended September 30, 2014 compared to other income, excluding net securities gains and losses, of  $2.4 million for the comparable period in 2013, representing a decrease of  $309,000 or 13.0 percent.
The Company’s other income is presented in the table below excluding net investment security gains.
	For the Year Ended September 30,
	2014	2013
	(In thousands)
Other income	$2,155	$2,860
Less: Net investment securities gains	83	479
Other income, excluding net investment securities gains	$2,072	$2,381

Other Expenses. Our other, or non-interest, expenses decreased by $3.1 million, or 15.8%, to $16.6 million for the year ended September 30, 2014 compared to $19.8 million for the year ended September 30, 2013. The decrease in other expenses in fiscal 2014 compared to fiscal 2013 was due primarily to a $1.9 million reduction in other real estate owned expense and the absence in fiscal 2014 of a FHLB prepayment penalty of  $1.5 million recognized in fiscal 2013. In addition, salaries and employee benefits were $36,000 lower in fiscal 2014 compared to fiscal 2013, even after payment of an aggregate of  $145,000 in severance payments in fiscal 2014, and advertising expenses and federal deposit insurance premiums were lower by $176,000 and $121,000, respectively, in fiscal 2014 compared to fiscal 2013. These decreases were partially offset by increases in professional fees of  $449,000 and other operating expense of  $193,000 in fiscal 2014 compared to fiscal 2013. The increase in professional fees was due in large part to approximately $247,000 paid to a third party consultant that we utilized prior to the selection of our new President and Chief Executive Officer. Other real estate owned expense decreased in part due to a $500,000 insurance reimbursement of a fire claim for a property located in Melrose Park, Pennsylvania. This property subsequently was sold in October 2014 resulting in a gain of  $13,000.
Income Tax Expense. Our income tax expense was $21,000 for the year ended September 30, 2014 compared to an income tax expense of  $6.0 million for the year ended September 30, 2013. The $21,000 in income tax expense was due to federal taxes associated with the cash surrender of BOLI policies. The tax expense of  $6.0 million at September 30, 2013 was due to the net effect of a tax benefit of  $4.7 million due to the net loss before taxes of  $12.8 million for fiscal 2013 and the DTA valuation expense of  $10.7 million for fiscal year end 2013. We evaluate our tax obligations on a quarterly basis and do not expect to resume making provisions for Federal income tax expense until we have reported net income before taxes for several consecutive fiscal quarters.

Comparison of Operating Results for the Years Ended September 30, 2013 and September 30, 2012
General. Our net loss was $18.8 million for the year ended September 30, 2013 compared to net income of  $2.0 million for the year ended September 30, 2012. On a per share basis, the net loss was $2.96 per share for the year ended September 30, 2013, compared to net income of  $0.31 per share (as adjusted for our “second-step” conversion) for the year ended September 30, 2012. The reason for the $20.8 million difference in our results of operations in fiscal 2013 compared to the prior fiscal year was due to an increase in the provision of loan losses of  $10.4 million, a $2.0 million decrease in net interest income, a $3.4 million increase in other expenses, as well as $5.4 million increase in income tax expense. Our interest rate spread was 2.25% and our net interest margin was 2.43% for the year ended September 30, 2013, compared to a net interest spread of 2.66% and a net interest margin of 2.79% for the year ended September 30, 2012.
Interest and Dividend Income. Our interest and dividend income decreased for the year ended September 30, 2013 by $3.5 million or 13.5% over fiscal 2012 to $22.3 million. Interest income on loans decreased for the year ended September 30, 2013 over fiscal 2012 by $3.9 million, or 16.1%. The decrease in interest earned on loans in fiscal 2013 was due to a 49 basis point decrease in the average yield earned on our loan portfolio in fiscal 2013 compared to fiscal 2012 as well as a $34.2 million or 7.1%, decrease in the average balance of our outstanding loan portfolio. Interest income on investment securities increased by $299,000, or 17.9%, in fiscal 2013 over the prior fiscal year. The increase in interest income on investment securities in fiscal 2013 was due to a $20.2 million, or 23.3%, increase in the average balance of our investment securities portfolio.
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
Provision for Loan Losses. The provision for loan losses was $11.2 million for the year ended September 30, 2013, compared to $810,000 for the year ended September 30, 2012. The $11.2 million provision recorded in 2013 was primarily driven by $10.2 million of charge-offs taken upon our assessment of the fair value of the $20.4 million of loans transferred to held for sale status at September 30, 2013 in connection with our proposed bulk sale of problem loans. Our total gross charge-offs for the year ended September 30, 2013 were $14.3 million, a $9.7 million, or 209.8%, increase compared to $4.6 million of charge-offs during the year ended September 30, 2012. The increase in our charge-offs for fiscal 2013 primarily reflects our proposed sale of problem loans, which was completed in October 2013. As of September 30, 2013, the balance of the allowance for loan losses was $5.1 million, or 1.26% of gross loans and 267.75% of non-accruing loans in portfolio, compared to an allowance for loan losses of  $7.6 million or 1.64% of gross loans and 77.76% of non-accruing loans at September 30, 2012. See “Asset Quality — Non-Performing Loans and Real Estate Owned.” We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.
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
Other Expenses. Our other, or non-interest, expenses increased by $3.4 million, or 20.6%, to $19.8 million for the year ended September 30, 2013 compared to $16.4 million for the year ended September 30, 2012. The increase in other expenses in fiscal 2013 compared to fiscal 2012 was due primarily to the $1.5 million in FHLB pre-payment penalties recognized as well as a $1.1 million increase in salaries and employee benefits. The increase in salaries and employee benefits expense during the year ended September 30, 2013 primarily reflects an increase in the number of employees in our secondary market program as well as the increase in support staff in the Credit Review Department and Mortgage Loan Department. There was an increase of  $283,000 in professional fees and a $302,000 increase in REO expense in the fiscal year ended September 30, 2013 compared to fiscal 2012.
Income Tax Expense. Our income tax expense was $6.0 for the year ended September 30, 2013 compared to an income tax expense of  $628,000 for the year ended September 30, 2012. The increased income tax expense for the year ended September 30, 2013 was primarily due to an increase in our DTA valuation allowance to $12.5 million.
Investment Activities
General. At September 30, 2014, our investment and mortgage-backed securities amounted to $100.9 million in the aggregate or 18.6% of total assets at such date. Our securities portfolio is comprised of mortgage-backed pass-through securities, as well as collateralized mortgage obligations, which amounted to $76.8 million in the aggregate or 76.1% of the securities portfolio at September 30, 2014. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. We typically invest in securities with relatively short terms to maturity (less than 10 years). At September 30, 2014, $11.1 million of our investment securities had contractual maturities of one year or less and the estimated duration of our mortgage-backed securities portfolio was 5.0 years at such date.
At September 30, 2014, we had an aggregate of  $2.9 million in gross unrealized losses on our investment securities portfolio available for sale. Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax, reflected in shareholders’ equity as accumulated other comprehensive income. At September 30, 2014, all of our securities were classified as available for sale.
We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.
Our mortgage-backed securities consist primarily of mortgage pass-through certificates and collateralized mortgage obligations issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. At September 30, 2014, all of our mortgage-backed securities and collateralized mortgage obligations were issued by GNMA, FNMA or FHLMC, and we held no mortgage-backed securities from private issuers. We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase.
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
In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2014 represents other-than-temporary impairment.
At September 30, 2014, we owned one single issuer trust preferred security, which had an unrealized loss of  $120,000 at such date, compared to $190,000 at September 30, 2013. The Company has continued to receive contractual payments in a timely manner and management expects to continue to receive timely payments in the future based on the credit rating and performance of the issuer. On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy is expected to have on those measurements and the fair value of this security. Management does not believe any unrealized loss as of September 30, 2014 represents other-than-temporary impairment.
Investment Securities Portfolio, Maturities and Yields. The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, at September 30, 2014. Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.
The composition and maturities of the investment securities portfolio are indicated in the following table.
	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
U.S. government agencies and obligations(1)	$—	—%	$7,791	1.35%	$11,928	1.64%	$—	—%	$19,719	$19,256	1.52%
State and municipal obligations	—	—	843	0.89	1,700	1.27	—	—	2,543	2,500	1.14
Mortgage-backed securities	11,739	1.93	33,225	1.95	20,974	2.00	12,975	2.15	78,913	76,782	2.00
Single issuer trust preferred security	—	—	—	—	—	—	1,000	0.87	1,000	880	0.87
Corporate debt securities	—	—	1,504	1.87	—	—	—	—	1,504	1,525	1.84
Total debt securities	$11,739	1.93	$43,363	1.85	$34,602	1.84	$13,975	2.06	$103,679	$100,943	1.89

(1)
Includes FHLB notes

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.
	At September 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies(1)	$19,719	$19,256	$20,108	$19,432	$24,369	$24,617
State and municipal obligations	2,543	2,500	12,381	11,938	9,217	9,387
Single issuer trust preferred security	1,000	880	1,000	810	1,000	764
Corporate debt securities	1,504	1,525	1,756	1,782	2,006	2,057
Mortgage-backed securities:
Federal National Mortgage Association	17,793	17,226	20,934	20,105	1,791	1,925
Federal Home Loan Mortgage Corporation	15,898	15,591	18,423	17,871	248	261
Government National Mortgage Association	—	—	—	—	1	1
Collateralized mortgage obligations	45,222	43,965	54,137	52,729	40,904	41,496
Total available for sale	$103,679	$100,943	$128,739	$124,667	$79,536	$80,508

(1)
Includes FHLB notes.

For other information regarding the Company’s investment securities portfolio, see Note 5 of the Notes to the Consolidated Financial Statements.
Lending Activities
General. At September 30, 2014, our net loan portfolio totaled $386.1 million or 71.2% of total assets. Our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. In light of the increased levels of our non-performing and problem assets in recent fiscal years, we have taken certain actions to strengthen and enhance our loan underwriting policies and procedures and our loan administration and oversight policies and procedures. We have revised both our consumer loan policy and our commercial loan policy to strengthen certain of our minimum loan-to-value (“LTV”) ratios, maximum gross debt ratios and minimum debt coverage ratio policy requirements. We have invested in and implemented software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance. Our Credit Review Department’s primary focus has been to review and maintain the loan portfolio, along with the review of underwriting of all new credits.
At times, the Company purchases single-family residential mortgage loans and consumer loans from a network of mortgage brokers. These loans are underwritten at the Bank and closed in the Bank’s name.
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
	September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Residential mortgage	$231,324	$239,900	$231,803	$229,330	$230,966
Construction and Development:
Resident and commercial	5,964	6,672	20,500	26,005	30,429
Land	1,033	2,439	632	2,722	2,989
Total Construction and Development	6,997	9,111	21,132	28,727	33,418
Commercial:
Commercial real estate	71,579	70,571	112,199	131,225	143,095
Multi-family	1,032	1,971	2,087	5,507	6,493
Other	5,480	5,573	7,517	10,992	11,398
Total Commercial	78,091	78,115	121,803	147,724	160,986
Consumer:
Home equity lines of credit	22,292	20,431	20,959	20,735	19,927
Second mortgages	47,034	54,532	65,703	85,881	105,825
Other	2,839	2,648	762	788	1,086
Total Consumer	72,165	77,611	87,424	107,404	126,838
Total loans	388,577	404,737	462,162	513,185	552,208
Deferred loan costs, net	2,086	2,210	2,420	2,935	3,272
Allowance for loan losses	(4,589)	(5,090)	(7,581)	(10,101)	(8,157)
Loans receivable, net	$386,074	$401,857	$457,001	$506,019	$547,323

The loans receivable portfolio is segmented into residential mortgage loans, construction and development loans, commercial loans and consumer loans. The residential mortgage loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built and occupied by the home-owner. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial use structure and for acquisition, development and construction of residential properties by residential developers. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.
Residential Lending. Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2014, $231.3 million, or 59.5%, of our total loans in portfolio consisted of single-family residential mortgage loans.
Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. Applications for one- to four-family residential mortgage loans are taken by our loan origination officers and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually. However, due to the low interest rate environment and demand for fixed rate products, we have not originated a significant amount of ARM loans in recent years. At September 30, 2014, $14.5 million, or 6.3%, of our one- to four-family residential mortgage loans consisted of ARM loans. Our no income/no asset (“NINA”) loans consisted of nine loans with an aggregated balance of  $1.6 million at September 30, 2014. Due to the high level of risk associated with NINA loans, we stopped originating such loans during August 2008. One of our NINA loans with an outstanding balance of approximately $99,000 was impaired and on non-accrual status at September 30, 2014.
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
Construction and Development Loans. The amount of our outstanding construction and development loans in portfolio decreased to $7.0 million or 1.8% of total loans at September 30, 2014 from $9.1 million or 2.2% of total loans as of September 30, 2013. From October 2009 through September 30, 2013, we ceased originating any new construction and development loans, with certain limited exceptions. During fiscal 2014, we resumed originating construction loans to builders and developers in our market area, on a relatively modest basis consistent with our business plan filed with the OCC. During the four year period that we generally ceased making new construction loans, we continued to originate single-family residential construction loans which, by their terms, converted to permanent, long-term mortgage loans upon completion of construction (“construction/perm.” loans). We had 15 of such construction/perm loans in portfolio with an aggregate outstanding balance of  $5.9 million at September 30, 2014. During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed. On residential construction to perm loans the interest rate is the same as permanent loan rate during the construction period. Upon the earlier of the completion of construction or one year, these loans automatically convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans. We generally limit construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank.
Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio. At September 30, 2014, all of our construction loans had variable rates of interest and 24.3% of such loans had two years or less in their remaining terms to maturity at such date.
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
Our loan portfolio included one loan secured by unimproved real estate and lots (“land loan”), with an outstanding balance of  $1.0 million, constituting 0.3% of total loans, at September 30, 2014.
Construction and development loans generally are considered to involve a higher level of risk than one-to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. The average size of our construction loans was approximately $356,000 at September 30, 2014 compared to $380,000 at September 30, 2013. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.
In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2014, $304,000, or 6.6%, of our allowance for loan losses was attributed to construction and development loans. We had $78,000 in non-performing construction and development loans in portfolio at September 30, 2014 compared to zero at September 30, 2013. During the fiscal year ended September 30, 2014, we charged off a total of  $37,000 in construction and development. See “Asset Quality — Non-Performing Loans and Real Estate Owned.” In addition to our non-performing construction and development loans, at September 30, 2014 and 2013, we had $109,000 and $446,000, respectively, in construction and development loans that were performing troubled debt restructurings.
Commercial Lending. At September 30, 2014, our loans in portfolio secured by commercial real estate amounted to $71.6 million and constituted 18.4% of our total loans at such date. During the year ended September 30, 2014, the commercial real estate loan portfolio increased by an aggregate of  $1.0 million, or 1.4%. During fiscal 2014 we had $183,000 in charge-offs of commercial real estate loans.
Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area. Loans in our commercial real estate portfolio tend to be in an amount less than $3.0 million, but some exceed that amount. At September 30, 2014, the average amount outstanding on our commercial real estate loans in portfolio was $304,000. During the year ended September 30, 2014, the average yield on our commercial real estate loans was 4.9% compared to 4.0% for our single-family residential mortgage loans. Commercial real estate loans are much more likely to have adjustable interest rates than single-family residential mortgage loans, which adds to the interest rate sensitivity of commercial real estate loans and makes them attractive. At September 30, 2014, approximately 66.2% of our commercial real estate loans in portfolio had adjustable interest rates compared to 6.3% of our single-family residential mortgage loans with adjustable rates at such date.
Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with monthly amortization not greater than 25 years and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon the prime rate plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan. Prepayment fees are charged on most loans in the event of early repayment. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2014, $504,000 of our commercial real estate mortgage loans were on non-accrual status and an aggregate of  $2.7 million of our commercial real estate loans at such date were classified for regulatory reporting purposes as substandard. See “Asset Quality — Asset Classification.” As of September 30, 2014, $1.2 million, or 27.2% of our allowance for loan losses was allocated to commercial real estate mortgage loans. In addition, at September 30, 2014 and 2013, we held $833,000 and $1.9 million, respectively, of real estate owned which was acquired from foreclosures on, or our acceptance of a deed-in-lieu of foreclosure, on commercial real estate loans. See “Asset Quality — Non-Performing Assets and Real Estate Owned.” None of our commercial real estate loans held in portfolio were deemed performing troubled debt restructurings at September 30, 2014 or at September 30, 2013.
At September 30, 2014, our loan portfolio included four loans with an aggregate book value of  $1.0 million secured by multi-family (more than four units) properties, constituting 0.3% of our total loans at such date. These loans are for properties located in Chester County and Delaware County, Pennsylvania, respectively. As of September 30, 2014, we had no non-accruing multi-family loans.
At September 30, 2014, we had $5.5 million in commercial business loans (1.4% of gross loans outstanding) in portfolio. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area. The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral. At September 30, 2014, the average balance of our commercial business loans was $249,000.
Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2014, we had no non-accruing commercial business loans in portfolio. At such date, $50,000 or 1.1% of the allowance for loan losses was allocated to commercial business loans. At September 30, 2014 and at September 30, 2013, $900,000 of our commercial business loans held in portfolio were deemed performing troubled debt restructurings.
In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, our practice in recent periods is to impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 120%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.
Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $72.2 million or 18.6% of our total loan portfolio at September 30, 2014. The largest components of our consumer loans are loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $47.0 million at September 30, 2014, and home equity lines of credit, which amounted to $22.3 million at such date. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.
Our home equity lines of credit are variable rate loans tied to the prime rate. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 15 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that our home equity loans have loan-to-value ratios of 80% or less when combined with any Malvern Federal Savings Bank’s first mortgage. Our lending policy also provides that our home equity loans have loan-to-value ratios of 75% or less when combined with any first mortgage with any other financial institution. The maximum loan-to-value ratio on our home equity lines of credit is 80%, when Malvern Federal Savings has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 75%, when the Bank does not have the first mortgage. At September 30, 2014, the unused portion of our home equity lines of credit was $14.9 million.
Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the year ended September 30, 2014, we charged-off  $638,000 of consumer loans mostly consisting of second mortgage loans. We are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses. As of September 30, 2014, we had an aggregate of  $577,000 of non-accruing second mortgage loans and home equity lines of credit, representing an improvement of $29,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2013. At September 30, 2014, $836,000 of our consumer loans were classified as substandard and we had no doubtful consumer loans. At September 30, 2014, an aggregate of  $1.2 million of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.
Loan Maturity. The following table presents the contractual maturity of our loans held in portfolio at September 30, 2014. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.
	At September 30,
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$110	$6,452	$224,762	$231,324
Construction and Development:
Resident and commercial	99	758	5,107	5,964
Land	935	98	—	1,033
Total Construction and Development	1,034	856	5,107	6,997
Commercial:
Commercial real estate	7,896	26,477	37,206	71,579
Multi-family	—	1,032	—	1,032
Other	1,098	1,336	3,046	5,480
Total Commercial	8,994	28,845	40,252	78,091
Consumer:
Home equity lines of credit	—	31	22,261	22,292
Second mortgages	214	1,694	45,126	47,034
Other	15	2,421	403	2,839
Total Consumer	229	4,146	67,790	72,165
Total	$10,367	$40,299	$337,911	$388,577
Loans with:
Fixed rates	$2,515	$16,266	$273,429	$292,210
Variable rates	7,852	24,033	64,482	96,367
Total	$10,367	$40,299	$337,911	$388,577

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.
Loan Approval Procedures and Authority. Our board of directors establishes the Bank’s lending policies and procedures. Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All loan policy modifications must be approved by our board of directors.
Asset Quality
General. One of our key goals in recent years has been to continue to improve asset quality. Accordingly, as previously discussed, at the end of fiscal 2013, we entered into the previously described agreement to sell a substantial portion of our problem loans in a bulk sale transaction. In October 2013, we completed a bulk sale transaction, which resulted in the transfer of non-accruing loans with an aggregate book balance of  $11.2 million (before charge-offs of  $5.5 million) and performing TDRs with an aggregate book balance of  $3.4 million (before charge-offs of  $1.4 million) to held for sale status as of September 30, 2013.
When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are made as soon as 11 days after the date the payment is due, and late notices are sent approximately 16 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are delinquent 30 days or more are reported to the board of directors of Malvern Federal Savings on a monthly basis.
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
We account for our impaired loans under accounting principles generally accepted in the United States of America (“U.S. GAAP”). An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial and construction loans are individually evaluated for impairment. Our impaired loans in portfolio amounted to $3.4 million and $3.2 million at September 30, 2014 and 2013, respectively.
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
We review and classify assets on a monthly basis and the board of directors is provided with quarterly reports on our classified assets. We classify assets in accordance with the management guidelines described above. Assets in our portfolio classified as “substandard” amounted to $7.7 million, including $2.0 million of other real estate owned, at September 30, 2014 compared to $8.5 million, in the aggregate, including $4.0 million of other real estate owned, at September 30, 2013. We had no assets classified doubtful at September 30, 2014 or at 2013. Assets designated as “special mention” totaled $7.0 million at September 30, 2014 compared to $3.8 million at September 30, 2013. We attribute the increase in the aggregate amount of our classified assets and assets designated special mention primarily to the completion of the annual reviews by the Credit Department identifying credits requiring monitoring. We had no loans classified as loss at September 30, 2014 or 2013.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated. The table does not include loans held for sale at September 30, 2014.
	At September 30, 2014 Loans Delinquent For:
	31 – 89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31 – 89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Day and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in thousands)
Residential mortgage	2	$835	53.0%	10	$1,232	51.5%	12	$2,067	52.1%
Construction and Development:
Residential and commercial	—	—	—	1	78	3.3	1	78	2.0
Commercial:
Commercial real estate	—	—	—	2	504	21.1	2	504	12.7
Consumer:
Home equity lines of credit	—	—	—	2	115	4.8	2	115	2.9
Second mortgages	7	725	46.0	6	462	19.3	13	1,187	29.9
Other	1	17	1.0	—	—	—	1	17	0.4
Total	10	$1,577	100.0%	21	$2,391	100.0%	31	$3,968	100.0%

	At September 30, 2013 Loans Delinquent For:
	31 – 89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31 – 89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Day and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in thousands)
Residential mortgage	8	$1,021	41.8%	11	$1,295	68.1%	19	$2,316	53.3%
Commercial:
Commercial real estate	2	155	6.3	—	—	—	2	155	3.6
Consumer:
Home equity lines of credit	—	—	—	2	34	1.8	2	34	0.8
Second mortgages	18	1,262	51.7	12	572	30.1	30	1,834	42.2
Other	3	5	0.2	—	—	—	3	5	0.1
Total	31	$2,443	100.0%	25	$1,901	100.0%	56	$4,344	100.0%

The table below sets forth information on our classified assets and assets designated special mention held in portfolio at the dates indicated. The table does not include loans held for sale at September 30, 2013.
	September 30,
	2014	2013	2012
	(In thousands)
Classified assets:
Substandard(1)	$7,666	$8,482	$40,226
Doubtful	—	—	351
Loss	—	—	—
Total classified assets	7,666	8,482	40,577
Special mention assets	6,996	3,816	7,657
Total classified and special mention assets	$14,662	$12,298	$48,234

(1)
Includes other real estate owned of  $2.0 million, $4.0 million and $4.6 million, at September 30, 2014, 2013 and 2012, respectively.

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
	September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$1,232	$1,295	$3,540	$2,866	$8,354
Construction and Development:
Residential and commercial	78	—	3,788	6,617	1,393
Commercial:
Commercial real estate	504	—	1,458	1,765	4,476
Multi-family	—	—	—	—	1,093
Other	—	—	201	229	—
Consumer:
Home equity lines of credit	115	34	23	61	457
Second mortgages	462	572	739	1,377	4,085
Other	—	—	—	—	3
Total non-accruing loans	2,391	1,901	9,749	12,915	19,861
Accruing loans delinquent more than 90 days past due	—	—	—	—	—
Real estate owned and other foreclosed assets:
Residential mortgage	1,131	725	1,262	3,872	1,538
Construction and Development:
Residential and commercial	—	675	—	—	1,085
Commercial:
Commercial real estate	833	1,929	2,405	4,415	2,602
Multi-family	—	81	486	—	70
Other	—	174	—	34	20
Consumer:
Second mortgages	—	378	441	—	—
Total	1,964	3,962	4,594	8,321	5,315
Total non-performing assets	$4,355	$5,863	$14,343	$21,236	$25,176
Performing troubled debt-restructurings:
Residential mortgage	—	—	864	1,049	2,277
Construction and Development:
Residential and commercial	109	209
Land loans	—	237	1,148	1,160	1,170
Commercial:
Commercial real estate	—	—	6,000	7,919	7,742
Multi-family	—	—	—	—	612
Other	900	900	175	175	175
Consumer:
Home equity lines of credit	—	—	—	37	—
Total performing troubled debt restructurings	1,009	1,346	8,187	10,340	11,976
Total non-performing assets and performing troubled debt restructurings	$5,364	$7,209	$22,530	$31,576	$37,152
Ratios:
Total non-accrual loans as a percent of gross loans	0.62%	0.47%	2.11%	2.52%	3.60%
Total non-performing assets as a percent of total assets	0.80%	0.97%	2.01%	3.19%	3.49%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	0.99%	1.20%	3.17%	4.74%	5.16%

At September 30, 2014, our total non-performing assets in our portfolio amounted to $4.4 million, a reduction of  $1.5 million, or 25.7% compared to our total non-performing assets at September 30, 2013. This decrease was primarily driven by approximately $2.0 million reduction in REO, which was partially offset by a $490,000 increase in non-accrual loans at September 30, 2014. At September 30, 2014, the Company’s total non-accruing loans in portfolio amounted to $2.4 million, or 0.62% of total loans, compared to $1.9 million of non-accruing loans, or 0.47% of total loans, at September 30, 2013. Included in our non-accrual loans in portfolio at September 30, 2014 were 10 non-accruing single-family residential mortgage loans with an aggregate outstanding balance of  $1.2 million at such date, one construction and development loan with an outstanding balance of  $78,000, two commercial real estate loans with an aggregate outstanding balance of  $504,000 and nine non-accruing consumer loans, with an aggregate outstanding balance of  $577,000.
For the year ended September 30, 2014, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $121,000.
Our non-performing assets include REO in addition to non-performing loans. At September 30, 2014, our total REO amounted to $2.0 million, a decrease of  $2.0 million compared to total REO at September 30, 2013. The $2.0 million decrease in REO at September 30, 2014 compared to September 30, 2013, was due to $944,000 of loans transferred to REO, $2.7 million of sales of REO, at a net gain of $93,000, and $341,000 in reductions to REO fair values which are reflected in other REO expense during fiscal 2014.
Our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. While not considered non-performing these loans are considered to be impaired. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At September 30, 2014 our total performing troubled debt restructurings in portfolio amounted to $1.0 million compared to $1.3 million of performing troubled debt restructurings at September 30, 2013.
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
Our provision for loan losses was $263,000 for the fiscal year ended September 30, 2014 compared to $11.2 million in the year ended September 30, 2013. The decrease in the provision was due primarily by the bulk sale of problem loans in October 2013. The sale included non-performing loans in the amount of  $11.2 million and $3.4 million of performing troubled debt restructurings and $5.8 million of classified and other loans. As a result, during fiscal 2013 $10.2 million in charge-offs were taken on loans designated for sale at September 30, 2013 in order to reflect their fair value. During the fiscal year ended September 30, 2014, our total net charge-offs to the allowance for loan losses amounted to $764,000 compared to $13.7 million during fiscal year ended September 30, 2013.
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
The following table sets forth an analysis of our allowance for loan losses.
	September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$5,090	$7,581	$10,101	$8,157	$5,718
Provision for loan losses	263	11,235	810	12,392	9,367
Charge-offs:
Residential mortgage	83	994	1,367	2,478	824
Construction and Development:
Residential and commercial	37	5,768	826	1,307	4,133
Land	—	99	—	—	—
Commercial:
Commercial real estate	183	6,315	951	2,460	927
Multi-family	—	—	113	164	525
Other	—	94	88	278	—
Consumer:
Home equity lines of credit	14	—	72	166	168
Second mortgages	618	1,042	1,184	3,691	334
Other	6	9	22	6	22
Total charge-offs	941	14,321	4,623	10,550	6,933
Recoveries:
Residential mortgage	23	199	—	1	—
Construction and Development:
Residential and commercial	1	—	1,139	—	—
Commercial:
Commercial real estate	9	117	5	1	—
Multi-family	—	—	—	1	1
Other	3	23	2	5	—
Consumer:
Home equity lines of credit	1	17	2	3	—
Second mortgages	136	235	141	82	—
Other	4	4	4	9	4
Total recoveries	177	595	1,293	102	5
Net charge-offs	764	13,726	3,330	10,448	6,928
Balance at end of period	$4,589	$5,090	$7,581	$10,101	$8,157
Ratios:
Ratio of allowance for loan losses to non-accrual loans in portfolio	191.93%	267.75%	77.76%	78.21%	41.07%
Ratio of net charge-offs to average loans outstanding in portfolio	0.19%	3.07%	0.69%	1.96%	1.18%
Ratio of net charge-offs to total allowance for loan losses	16.65%	269.67%	43.93%	103.43%	84.93%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.
	2014			2013			2012			2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage	$1,672	36.4%	59.5%	$1,414	27.8%	59.3%	$1,487	19.6%	50.2%	$1,458	14.4%	44.7%	$1,555	19.1%	41.8%
Construction and Development:
Residential and commercial	291	6.3	1.5	164	3.2	1.6	724	9.6	4.4	1,627	16.1	4.9	689	8.4	5.5
Land loans	13	0.3	0.3	56	1.1	0.6	11	0.2	0.1	49	0.5	0.6	63	0.8	0.6
Commercial:
Commercial real estate	1,248	27.2	18.4	1,726	33.9	17.4	3,493	46.1	24.3	4,176	41.4	25.7	2,741	33.6	25.9
Multi-family	29	0.6	0.3	40	0.8	0.5	10	0.1	0.5	49	0.5	1.1	191	2.3	1.2
Other	50	1.1	1.4	59	1.2	1.4	226	3.0	1.6	317	3.1	2.1	303	3.7	2.1
Consumer:
Home equity lines of credit	168	3.7	5.8	137	2.7	5.0	160	2.1	4.5	220	2.2	4.0	284	3.4	3.6
Second mortgages	1,033	22.5	12.1	1,393	27.4	13.5	1,389	18.3	14.2	2,154	21.3	16.7	2,264	27.8	19.1
Other	23	0.5	0.7	22	0.4	0.7	16	0.1	0.2	16	0.2	0.2	22	0.3	0.2
Total allocated	4,527	98.6	100.0	5,011	98.5	100.0	7,516	99.1	100.0	10,066	99.7	100.0	8,112	99.4	100.0
Unallocated	62	1.4	—	79	1.5	—	65	0.9	—	35	0.3	—	45	0.6	—
Balance at end of period	$4,589	100.0%	100.0%	$5,090	100.0%	100.0%	$7,581	100.0%	100.0%	$10,101	100.0%	100.0%	$8,157	100.0%	100.0%

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
Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2014, 50.7% of the funds deposited with Malvern Federal Savings Bank were in core deposits, which are deposits other than certificates of deposit.
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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.
	At September 30,
	2014		2013		2012
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Deposit Types:
Savings	$44,917	10.9%	$42,932	8.8%	$41,712	7.7%
Money market	59,529	14.4	67,372	13.9	70,955	13.1
Interest bearing demand	81,921	19.8	87,676	18.1	87,116	16.1
Non-interest bearing demand	23,059	5.6	24,662	5.1	23,062	4.3
Total core deposits	209,426	50.7	222,642	45.9	222,845	41.2
Time deposits with original maturities of:
Three months or less	462	0.1	497	0.1	815	0.1
Over three months to six months	5,150	1.3	11,987	2.5	6,888	1.3
Over six months to twelve months	4,492	1.1	18,562	3.8	22,019	4.1
Over twelve months	193,423	46.8	230,908	47.7	288,421	53.3
Total time deposits	203,527	49.3	261,954	54.1	318,143	58.8
Total deposits	$412,953	100.0%	$484,596	100.0%	$540,988	100.0%

At September 30, 2014, our certificates of deposit and other time deposits with a balance of  $100,000 or more amounted to $104.3 million, of which $47.9 million are scheduled to mature within twelve months. At September 30, 2014, the weighted average remaining maturity of our certificate of deposit accounts was 20.5 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of  $100,000 or more.
Maturity Period	Amount
(In thousands)
Three months or less	$14,001
Over three months through six months	7,526
Over six months through 12 months	26,411
Over twelve months	56,375
Total	$104,313

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of the periods indicated.
	Period to Maturity from September 30, 2014
	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years	At September 30,
					2014	2013	2012
	(In thousands)
Interest Rate Range:
0.99% and below	$48,723	$26,191	$3,731	$3,309	$81,954	$113,142	$94,189
1.00% to 1.99%	13,258	12,890	4,879	15,531	46,558	49,006	82,483
2.00% to 2.99%	13,994	2,959	2,544	19,935	39,432	59,599	99,210
3.00% to 3.99%	10,114	7,320	15,254	721	33,409	36,409	36,879
4.00% to 4.99%	2,174	—	—	—	2,174	3,798	5,042
5.00% to 5.99%	—	—	—	—	—	—	340
Total	$88,263	$49,360	$26,408	$39,496	$203,527	$261,954	$318,143

The following table sets forth our savings flows during the periods indicated.
	Year Ended September 30,
	2014	2013	2012
	(Dollars in thousands)
Opening balance	$484,596	$540,988	$554,455
Deposits	891,502	1,041,236	955,037
Withdrawals	961,023	1,095,001	973,480
Interest credited	(2,122)	(2,627)	4,976
Ending balance	$412,953	$484,596	$540,988
Net (decrease) increase	$(71,643)	$(56,392)	$(13,467)
Percent (decrease) increase	(14.78)%	(10.42)%	(2.43)%

Borrowings. We utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including Malvern Federal Savings, fluctuates from time to time in accordance with the policies of the FHLB. At September 30, 2014, we had $48.0 million in outstanding long-term FHLB advances and we had $149.7 million in potential FHLB advances available to us. At September 30, 2014, we had $103.8 million line of credit with the FHLB, of which none was outstanding.
Liquidity and Capital Resources
Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2014, our cash and cash equivalents amounted to $19.2 million. In addition, at such date our available for sale investment securities amounted to $100.9 million.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2014, we had certificates of deposit maturing within the next 12 months amounting to $88.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the year ended September 30, 2014, the average balance of our outstanding FHLB advances was $45.0 million. At September 30, 2014, we had $48.0 million in outstanding long-term FHLB advances and we had $149.7 million in potential FHLB advances available to us. In addition, at September 30, 2014, we had a $103.8 million line of credit with the FHLB, of which none was outstanding.
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

Payments Due Under Contractual Obligations
The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2014.
	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations	$—	$15,000	$33,000	$—	$48,000
Certificates of deposit	88,263	75,768	36,450	3,046	203,527
Operating lease obligations	195	429	429	4,119	5,172
Total contractual obligations	$88,458	$91,197	$69,879	$7,165	$256,699

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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2014 and 2013 were as follows:
	September 30,
	2014	2013
	(Dollars in thousands)
Commitments to extend credit:(1)
Future loan commitments	$10,952	$7,858
Undisbursed construction loans	2,873	3,797
Undisbursed home equity lines of credit	14,867	13,936
Undisbursed Commercial lines of credit	948	3,032
Overdraft protection lines	133	108
Standby letters of credit	3,302	3,727
Total commitments	$33,075	$32,458

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Manage Market Risk” in Item 7 hereof is incorporated herein by reference.

Item 8.
Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Malvern Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated statement of financial condition of Malvern Bancorp, Inc. and its subsidiaries (collectively the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two year period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Bancorp, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
December 18, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Malvern Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of Malvern Federal Bancorp, Inc. (now known as Malvern Bancorp, Inc.) and its subsidiaries (the “Company”) for the year ended September 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Malvern Federal Bancorp, Inc. and its subsidiaries results of operations and cash flows for the year ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
/s/ Baker Tilly Virchow Krause, LLP
Allentown, Pennsylvania
December 26, 2012

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
	September 30,
	2014	2013
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,203	$1,251
Interest bearing deposits in depository institutions	17,984	22,436
Cash and Cash Equivalents	19,187	23,687
Investment securities available for sale, at fair value	100,943	124,667
Restricted stock, at cost	3,503	3,038
Loans held for sale	—	10,367
Loans receivable, net of allowance for loan losses of $4,589 and $5,090, respectively	386,074	401,857
Other real estate owned	1,964	3,962
Accrued interest receivable	1,322	1,404
Property and equipment, net	6,823	7,259
Deferred income taxes, net	2,376	2,464
Bank-owned life insurance	18,264	21,341
Other assets	1,808	1,508
Total Assets	$542,264	$601,554
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Deposits – noninterest-bearing	$23,059	$24,761
Deposits – interest-bearing	389,894	459,835
Total Deposits	412,953	484,596
FHLB advances	48,000	38,000
Advances from borrowers for taxes and insurance	1,786	1,118
Accrued interest payable	149	139
Other liabilities	2,604	2,295
Total Liabilities	465,492	526,148
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473	66	66
Additional paid-in-capital	60,317	60,302
Retained earnings	20,116	19,793
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,922)	(2,067)
Accumulated other comprehensive loss	(1,805)	(2,688)
Total Shareholders’ Equity	76,772	75,406
Total Liabilities and Shareholders’ Equity	$542,264	$601,554

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
	Year Ended September 30,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$17,736	$20,172	$24,046
Investment securities, taxable	2,109	1,745	1,600
Investment securities, tax-exempt	145	228	74
Dividends, restricted stock	123	19	4
Interest-bearing cash accounts	54	137	51
Total Interest and Dividend Income	20,167	22,301	25,775
Interest Expense
Deposits	3,969	5,279	6,692
Long-term borrowings	1,102	1,665	1,720
Total Interest Expense	5,071	6,944	8,412
Net Interest Income	15,096	15,357	17,363
Provision for Loan Losses	263	11,235	810
Net Interest Income after Provision for Loan Losses	14,833	4,122	16,553
Other Income
Service charges and other fees	947	1,049	897
Rental income-other	255	251	253
Gain on sale of investments, net	83	479	751
Loss on disposal of fixed assets	(41)	(1)	—
Gain (loss) on sale of loans, net	352	(94)	—
Earnings on bank-owned life insurance	559	1,176	526
Total Other Income	2,155	2,860	2,427
Other Expense
Salaries and employee benefits	7,770	7,806	6,741
Occupancy expense	2,091	2,027	2,088
Federal deposit insurance premium	735	856	867
Advertising	561	737	718
Data processing	1,245	1,269	1,262
Professional fees	2,205	1,756	1,473
Other real estate owned expense, net	(299)	1,638	1,336
FHLB prepayment penalty	—	1,543	—
Other operating expenses	2,336	2,143	1,908
Total Other Expenses	16,644	19,775	16,393
Income (Loss) before income tax expense	344	(12,793)	2,587
Income tax expense	21	6,010	628
Net Income (Loss)	$323	$(18,803)	$1,959
Basic Earnings (Loss) Per Share	$0.05	$(2.96)	$0.31
Dividends Declared Per Share	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Net Income (Loss)	$323	$(18,803)	$1,959
Other Comprehensive (Loss) Income:
Changes in net unrealized net gains and losses on securities available for sale	1,419	(4,565)	1,191
Gains realized on sale of securities in net income (loss)(1)	(83)	(479)	(751)
	1,336	(5,044)	440
Deferred income tax effect	(453)	1,715	(150)
Total other comprehensive income (loss)	883	(3,329)	290
Total comprehensive income (loss)	$1,206	$(22,132)	$2,249

(1)
Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total other income. Related income tax expense in the amount of  $28, $163, and $255, respectively, are included in income tax (benefit) expense.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
	Years Ended September 30, 2014, 2013, and 2012
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share data)
Balance, October 1, 2011	$62	$25,889	$36,637	$(477)	$(2,178)	$351	$60,284
Net Income	—	—	1,959	—	—	—	1,959
Other comprehensive income	—	—	—	—	—	290	290
Committed to be released ESOP shares (13,404 shares)	—	(43)	—	—	146	—	103
Balance, September 30, 2012	62	25,846	38,596	(477)	(2,032)	641	62,636
Net Loss	—	—	(18,803)	—	—	—	(18,803)
Other comprehensive income	—	—	—	—	—	(3,329)	(3,329)
Cancellation of common stock	(62)	62	—	—	—	—	—
Cancellation of treasury stock	—	(477)	—	477	—	—	—
Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	—	180	—	—	(180)	—	—
Dissolution of mutual holding company	—	100	—	—	—	—	100
Proceeds from issuance of common stock, net of offering expenses of $1.6 million	66	34,567	—	—	—	—	34,633
Committed to be released ESOP shares (14,371 shares)	—	24	—	—	145	—	169
Balance, September 30, 2013	66	60,302	19,793	—	(2,067)	(2,688)	75,406
Net Income	—	—	323	—	—	—	323
Other comprehensive income	—	—	—	—	—	883	883
Committed to be released ESOP shares (14,400 shares)	—	15	—	—	145	—	160
Balance, September 30, 2014	$66	$60,317	$20,116	$—	$(1,922)	$(1,805)	$76,772

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$323	$(18,803)	$1,959
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	638	695	724
Provision for loan losses	263	11,235	810
Deferred income taxes (benefit) expense	(367)	6,025	541
ESOP expense	160	169	103
Accretion of premiums and discounts on investment securities, net	(488)	(735)	(165)
Amortization of loan origination fees and costs	(193)	(267)	(1,010)
(Accretion) amortization of mortgage service rights	(22)	(6)	74
Net gain on sale of investment securities available for sale	(83)	(479)	(589)
Net gain on sale of investment securities held to maturity	—	—	(162)
Net loss on disposal of fixed assets	41	1	—
Net (gain) loss on sale of loans	(281)	460	—
Net gain on sale of secondary market loans	(71)	(366)	—
Proceeds on sale of secondary market loans	7,738	17,660	—
Originations of secondary market loans	(7,667)	(17,294)	—
Gain on sale of other real estate owned	(93)	(330)	(73)
Write down of other real estate owned	341	1,648	1,014
Earnings on bank-owned life insurance	(559)	(1,176)	(526)
Decrease in accrued interest receivable	82	117	376
Increase (decrease) in accrued interest payable	10	(127)	33
Increase in other liabilities	309	141	306
Increase in other assets	(114)	(809)	(335)
Decrease in prepaid FDIC assessment	—	391	829
Net Cash (Used in) Provided by Operating Activities	(33)	(1,850)	3,909
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	—	—	626
Investment securities available for sale	14,138	27,534	37,440
Proceeds from sale of investment securities held to maturity	—	—	3,177
Proceeds from sale of investment securities available for sale	16,751	18,171	24,128
Purchases of investment securities available for sale	(5,258)	(93,693)	(55,666)
Proceeds from sale of loans	25,836	1,707	—
Loan buyback for sale of loans	(1,117)	—	—
Loan purchases	(18,952)	(31,060)	(30,901)
Loan originations and principal collections, net	19,649	58,365	66,065
Proceeds from sale of other real estate owned	2,694	3,917	6,169
Additions to mortgage servicing rights	(160)	(158)	(53)
Purchases of bank-owned life insurance	—	(6,000)	—
Proceeds from cash surrender on bank-owned life insurance	3,636	—	—
Proceeds from death benefit of bank-owned life insurance	—	1,121	—
Net (increase) decrease in restricted stock	(465)	1,109	1,202
Proceeds from sale of property and equipment	—	2	—
Purchases of property and equipment	(244)	(282)	(234)
Net Cash Provided by (Used in) Investing Activities	56,508	(19,267)	51,953

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)
	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cash Flows from Financing Activities
Net decrease in deposits	(71,643)	(56,392)	(13,467)
Proceeds for long-term borrowings	14,500	10,000	—
Repayment of long-term borrowings	(4,500)	(20,085)	(1,013)
Increase in advances from borrowers for taxes and insurance	668	112	355
Proceeds from stock issuance	—	—	56,677
Return of excess stock subscription funds	—	(20,841)	—
Cash dividends paid	—	—	—
Cash from mutual holding company reorganization	—	100	—
Net Cash (Used in) Provided by Financing Activities	(60,975)	(87,106)	42,552
Net (Decrease) Increase in Cash and Cash Equivalents	(4,500)	(108,223)	98,414
Cash and Cash Equivalent – Beginning	23,687	131,910	33,496
Cash and Cash Equivalent – Ending	$19,187	$23,687	$131,910
Supplementary Cash Flows Information
Interest paid	$5,061	$7,071	$8,379
Income taxes paid	$17	$12	$4
Non-cash transfer of loans to other real estate owned	$944	$4,603	$3,383
Non-cash transfer of loans to investment securities available for sale	$—	$10,102	$10,671
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$—	$—	$520
Stock subscription funds transferred to shareholders’ equity	$—	$34,633	$—
Non-cash transfer of loans to loans held for sale	$—	$10,367	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012
Note 1 — Organizational Structure and Nature of Operations
On May 19, 2008, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”) to serve as the “mid-tier” stock holding company for the Bank. An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock. Principal and interest payments of the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.
On October 11, 2012, Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”) completed the “second-step” conversion from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion and reorganization, Malvern Federal Mutual Holding Company (the “Mutual Holding Company”) and the Mid-Tier Holding Company ceased to exist. Malvern Bancorp, Inc., a Pennsylvania company, became the holding company for the Bank and owns all of the issued and outstanding shares of the common stock of Malvern Federal Savings Bank. In connection with the conversion and reorganization, 3,636,875 shares of common stock, par value $0.01 per share, of Malvern Bancorp, Inc., were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered Mid-Tier Holding Company held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company). Each share of common stock of the Mid-Tier Holding Company was converted into the right to receive 1.0748 shares of common stock of the new Malvern Bancorp, Inc. in the conversion and reorganization. The total shares outstanding upon completion of the stock offering and the exchange were approximately 6,558,473.
The Company is a Pennsylvania chartered corporation which, since October 11, 2012, has owned all of the issued and outstanding shares of the Bank’s common stock, the only shares of equity securities which the Bank has issued. The Company does not own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company employs only persons who are officers of Malvern Federal Savings to serve as officers of the Company. The Company also uses the Bank’s support staff from time to time. These persons are not separately compensated by Company.
Malvern Federal Savings Bank is a federally chartered stock savings bank which was originally organized in 1887 and is operating out of its headquarters in Paoli, Pennsylvania and seven full service financial center offices in Chester and Delaware Counties, Pennsylvania. The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities. The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh (the “FHLB”). These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans. The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses. Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.
The banking industry is highly regulated. The Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”) and the Company is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 1 — Organizational Structure and Nature of Operations – (continued)

The Company and the Bank and the Bank’s subsidiary, Strategic Asset Management Group, Inc. (“SAMG”), provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s headquarter and seven full-service branches in Chester and Delaware Counties, Pennsylvania. SAMG owns 50% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products. As of September 30, 2014 and September 30, 2013, SAMG’s total assets were approximately $66,000 and $53,000, respectively. The net income of SAMG for the years ended September 30, 2014 and 2013 was approximately $5,000 and $10,000, respectively. There was no income reported for SAMG for the year ended September 30, 2012. The Company is subject to competition from various other financial institutions and financial services companies. The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.
In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2014.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements at and for the years ended September 30, 2014 and 2013 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. The consolidated financial statements for the year ended September 30, 2012 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
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

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available. Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.
The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of  $3.2 million and $3.9 million at September 30, 2014 and 2013, respectively.
Investment Securities
Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2014 and September 30, 2013, the Company had no investment securities classified as trading or held to maturity. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.
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

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

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
Loans Held-For-Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated statement of financial condition. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in other income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated statement of financial condition (see “Loan Servicing” for more detail). There were no loans classified as held for sale as of September 30, 2014. As of September 30, 2013, there were $10.4 million loans classified as held for sale. The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser, they were not sold in the secondary market for residential mortgage loans.
Allowance for Loan Losses
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. Reserves for unfunded lending commitments represent management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment or collateral recovery of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.
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
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, a charge-off is recognized when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class that are not considered impaired. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, as adjusted for qualitative factors. These qualitative risk factors include:
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

5.
The volume and severity of past due, classified and nonaccrual loans as well as any other loan modifications.

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

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

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
Residential Lending
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
Construction and Development Lending
We originate construction loans for residential and, to a lesser extent, commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction and

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.
Construction and development loans generally are considered to involve a higher level of risk than one-to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. In order to mitigate some of the risks inherent in construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals.
Commercial Lending
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
Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. The commercial business loans which we originate may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.
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

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
Once all factor adjustments are applied, general reserve allocations for each segment are calculated, summarized and reported on the ALLL summary. ALLL final schedules, calculations and the resulting evaluation process are reviewed quarterly.
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

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

terms prior to the restructure and continue to perform in accordance with their restructured terms. Management evaluates the ALLL with respect to TDRs under the same policy and guidelines as all other performing loans are evaluated with respect to the ALLL.
Loan Servicing
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into other expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.
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
Restricted Stock
Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2014 and September 30, 2013, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).
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
As of September 30, 2014 and 2013, there were net repurchases of  $465,000 and $1.1 million, respectively. Also as of September 30, 2014 and 2013 the number of FHLB shares was 35,026 and 30,378, respectively. There were approximately $123,000, $19,000 and $4,000 of dividends received or recognized in income for fiscal years 2014, 2013 and 2012, respectively.
Property and Equipment
Property and equipment is carried at cost. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives ranging from 3 to 39 years beginning when assets are placed

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

in service. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred.
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
Employee Benefit Plans
The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of  $118,000, $110,000, and $102,000, for fiscal 2014, 2013, and 2012, respectively. There were no bonus matching contributions for fiscal years 2014, 2013 or 2012.
The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $1.3 million and $1.3 million at September 30, 2014 and 2013, respectively. Distributions made for the fiscal year 2014 and 2013 were $13,000 and $20,000, respectively. The expense associated with the Plans for the years ended September 30, 2014, 2013, and 2012 was $78,000, $168,000, and $116,000, respectively.
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

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

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
Recent Accounting Pronouncements
In August 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-14, “Receivables — Troubled Debt Restructurings by Creditors”. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met, (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in ASU 2014-14 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments require that a performance target

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Further, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effect that ASU 2014-12 will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.” The core principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides five steps to be analyzed to accomplish the core principle. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effect and method of adoption that ASU 2014-09 will have on its consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on our financial position or results of operations. In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment provides that an unrecognized tax

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 2 — Summary of Significant Accounting Policies – (continued)

benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Earnings (Loss) Per Share
Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal years ended September 30, 2014, 2013 and 2012, the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities. The calculation for the year ended September 30, 2012 has been adjusted for the exchange and additional share issuance in the second-step conversion and reorganization and offering completed on October 11, 2012.
The following table sets forth the composition of the weighted average shares (denominator) used in the earnings (loss) per share computations.
	Year Ended September 30,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Net Income (Loss)	$323	$(18,803)	$1,959
Weighted average shares outstanding	6,558,473	6,544,731	6,102,500
Exchange rate from offering	—	—	1.0748
Adjusted weighted average shares outstanding	6,558,473	6,544,731	6,558,967
Average unearned ESOP shares	(179,543)	(193,483)	(204,016)
Weighted average shares outstanding – basic	6,378,930	6,351,248	6,354,951
Earnings (Loss) per share – basic	$0.05	$(2.96)	$0.31

Note 4 — Employee Stock Ownership Plan
The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of  $10.86 per share, which was funded by a loan from

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 4 — Employee Stock Ownership Plan – (continued)

Malvern Federal Bancorp, Inc. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the years ended September 30, 2014, 2013 and 2012, there were 14,400, 14,371, and 13,404 shares, respectively, committed to be released. At September 30, 2014, there were 172,365 unallocated shares and 86,853 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.0 million.
Note 5 — Investment Securities
At September 30, 2014 and 2013, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans. The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.
Investment securities available for sale at September 30, 2014 and 2013 consisted of the following:
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agencies	$19,719	$1	$(464)	$19,256
State and municipal obligations	2,543	—	(43)	2,500
Single issuer trust preferred security	1,000	—	(120)	880
Corporate debt securities	1,504	21	—	1,525
	24,766	22	(627)	24,161
Mortgage-backed securities:
Federal National Mortgage Association (FNMA):
Adjustable-rate	403	15	—	418
Fixed-rate	17,390	9	(591)	16,808
Federal Home Loan Mortgage Corporation (FHLMC):
Adjustable-rate	3,562	33	—	3,595
Fixed-rate	12,336	—	(340)	11,996
Collateralized mortgage obligations (CMO), fixed-rate	45,222	46	(1,303)	43,965
	78,913	103	(2,234)	76,782
	$103,679	$125	$(2,861)	$100,943

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 5 — Investment Securities – (continued)

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agencies	$20,108	$7	$(683)	$19,432
State and municipal obligations	12,381	19	(462)	11,938
Single issuer trust preferred security	1,000	—	(190)	810
Corporate debt securities	1,756	28	(2)	1,782
	35,245	54	(1,337)	33,962
Mortgage-backed securities:
Federal National Mortgage Association:
Adjustable-rate	1,967	52	(5)	2,014
Fixed-rate	18,967	6	(882)	18,091
Federal Home Loan Mortgage Corporation:
Adjustable-rate	5,032	11	(22)	5,021
Fixed-rate	13,391	—	(541)	12,850
Collateralized mortgage obligations, fixed-rate	54,137	122	(1,530)	52,729
	93,494	191	(2,980)	90,705
	$128,739	$245	$(4,317)	$124,667

Proceeds from sales of securities available for sale during fiscal 2014 were $16.8 million. Gross gains of $118,000 and gross losses of  $35,000 were realized on these sales. Proceeds from sales of securities available for sale during fiscal 2013 were $18.2 million. Gross gains of  $549,000 and gross losses of  $70,000 were realized on these sales. Proceeds from sales of securities available for sale during fiscal 2012 were $24.1 million. Gross gains of  $595,000 and gross losses of  $6,000 were realized on these sales.
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
There were no investment securities held to maturity for the years ended September 30, 2014 or 2013.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 5 — Investment Securities – (continued)

The following tables summarize the aggregate investments at September 30, 2014 and 2013 that were in an unrealized loss position.
	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$—	$—	$18,267	$(464)	$18,267	$(464)
State and municipal obligations	—	—	2,501	(43)	2,501	(43)
Single issuer trust preferred security	—	—	880	(120)	880	(120)
Mortgage-backed securities:
FNMA, fixed-rate	—	—	16,715	(591)	16,715	(591)
FHLMC, fixed-rate	—	—	11,996	(340)	11,996	(340)
CMO, fixed-rate	3,945	(54)	36,185	(1,249)	40,130	(1,303)
	$3,945	$(54)	$86,544	$(2,807)	$90,489	$(2,861)

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$18,104	$(683)	$—	$—	$18,104	$(683)
State and municipal obligations	10,748	(462)	—	—	10,748	(462)
Single issuer trust preferred security	—	—	810	(190)	810	(190)
Corporate securities	249	(2)	—	—	249	(2)
Mortgage-backed securities:
FNMA:
Adjustable-rate	966	(5)	—	—	966	(5)
Fixed-rate	17,990	(882)	—	—	17,990	(882)
FHLMC:
Adjustable-rate	4	(22)	—	—	4	(22)
Fixed-rate	12,850	(541)	—	—	12,850	(541)
CMO, fixed-rate	43,271	(1,530)	—	—	43,271	(1,530)
	$104,182	$(4,127)	$810	$(190)	$104,992	$(4,317)

As of September 30, 2014, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2014, the Company held 21 U.S. government agency securities, six tax-free municipal bonds, 66 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2014 represents other-than-temporary impairment.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 5 — Investment Securities – (continued)

At September 30, 2014, the gross unrealized loss of the single issuer trust preferred security improved by $70,000 from an unrealized loss at September 30, 2013 of  $190,000 to an unrealized loss of  $120,000 as of September 30, 2014. Decreases in long-term interest rate, specifically the 10-year U.S. Treasury bond during the fourth quarter of fiscal 2014, caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to decrease. Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.
At September 30, 2014 and 2013 the Company had no securities pledged to secure public deposits.
The amortized cost and fair value of debt securities by contractual maturity at September 30, 2014 follows:
	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$—	$—
Over 1 year through 5 years	11,138	11,005
After 5 years through 10 years	11,738	11,416
Over 10 years	1,890	1,740
	24,766	24,161
Mortgage-backed securities	78,913	76,782
	$103,679	$100,943

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses
Loans receivable consisted of the following at September 30, 2014 and 2013:
	September 30,
	2014	2013
	(In thousands)
Residential mortgage	$231,324	$239,900
Construction and Development:
Residential and commercial	5,964	6,672
Land	1,033	2,439
Total Construction and Development	6,997	9,111
Commercial:
Commercial real estate	71,579	70,571
Multi-family	1,032	1,971
Other	5,480	5,573
Total Commercial	78,091	78,115
Consumer:
Home equity lines of credit	22,292	20,431
Second mortgages	47,034	54,532
Other	2,839	2,648
Total Consumer	72,165	77,611
Total loans	388,577	404,737
Deferred loan cost, net	2,086	2,210
Allowance for loan losses	(4,589)	(5,090)
Total loans receivable, net	$386,074	$401,857

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2014, 2013 and 2012.
	September 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(83)	(37)	—	(183)	—	—	(14)	(618)	(6)	—	(941)
Recoveries	23	1	—	9	—	3	1	136	4	—	177
Provision	318	163	(43)	(304)	(11)	(12)	44	122	3	(17)	263
Ending Balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Loans receivable:
Ending balance	$231,324	$5,964	$1,033	$71,579	$1,032	$5,480	$22,292	$47,034	$2,839		$388,577
Ending balance: individually evaluated for impairment	$999	$187	$—	$504	$—	$900	$115	$695	$—		$3,400
Ending balance: collectively evaluated for impairment	$230,325	$5,777	$1,033	$71,075	$1,032	$4,580	$22,177	$46,339	$2,839		$385,177

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

	September 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(994)	(5,768)	(99)	(6,315)	—	(94)	—	(1,042)	(9)	—	(14,321)
Recoveries	199	—	—	117	—	23	17	235	4	—	595
Provision	722	5,208	144	4,431	30	(96)	(40)	811	11	14	11,235
Ending Balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Loans receivable:
Ending balance	$239,900	$6,672	$2,439	$70,571	$1,971	$5,573	$20,431	$54,532	$2,648		$404,737
Ending balance: individually evaluated for impairment	$1,295	$209	$237	$—	$—	$900	$34	$572	$—		$3,247
Ending balance: collectively evaluated for impairment	$238,605	$6,463	$2,202	$70,571	$1,971	$4,673	$20,397	$53,960	$2,648		$401,490

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

	September 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(1,367)	(826)	—	(951)	(113)	(88)	(72)	(1,184)	(22)	—	(4,623)
Recoveries	—	1,139	—	5	—	2	2	141	4	—	1,293
Provision	1,396	(1,216)	(38)	263	74	(5)	10	278	18	30	810
Ending Balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Ending balance: individually evaluated for impairment	$—	$—	$—	$351	$—	$—	$—	$—	$—	$—	$351
Ending balance: collectively evaluated for impairment	$1,487	$724	$11	$3,142	$10	$226	$160	$1,389	$16	$65	$7,230
Loans receivable:
Ending balance	$231,803	$20,500	$632	$112,199	$2,087	$7,517	$20,959	$65,703	$762		$462,162
Ending balance: individually evaluated for impairment	$3,971	$3,788	$—	$4,837	$—	$175	$23	$447	$—		$13,241
Ending balance: collectively evaluated for impairment	$227,832	$16,712	$632	$107,362	$2,087	$7,342	$20,936	$65,256	$762		$448,921

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2014 and 2013.
	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2014:
Residential mortgage	$—	$—	$999	$999	$1,149
Construction and Development:
Residential and commercial	—	—	187	187	842
Commercial:
Commercial real estate	—	—	504	504	688
Other	—	—	900	900	900
Consumer:
Home equity lines of credit	—	—	115	115	135
Second mortgages	—	—	695	695	894
Total impaired loans	$—	$—	$3,400	$3,400	$4,608
September 30, 2013:
Residential mortgage	$—	$—	$1,295	$1,295	$1,510
Construction and Development:
Residential and commercial	—	—	209	209	297
Land	—	—	237	237	337
Commercial:
Other	—	—	900	900	900
Consumer:
Home equity lines of credit	—	—	34	34	50
Second mortgages	—	—	572	572	1,101
Total impaired loans	$—	$—	$3,247	$3,247	$4,195

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized during the year ended September 30, 2014, 2013 and 2012.
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2014:
Residential mortgage	$1,731	$—
Construction and Development:
Residential and commercial	609	17
Land	240	14
Commercial:
Commercial real estate	21	—
Other	900	32
Consumer:
Home equity lines of credit	104	—
Second mortgages	622	—
Total	$4,227	$63
Year Ended September 30, 2013:
Residential mortgage	$3,375	$45
Construction and Development:
Residential and commercial	5,940	65
Land	10	2
Commercial:
Commercial real estate	4,763	255
Other	246	14
Consumer:
Home equity lines of credit	22	1
Second mortgages	574	4
Total	$14,930	$386
Year Ended September 30, 2012:
Residential mortgage	$2,976	$77
Construction and Development:
Residential and commercial	3,410	49
Commercial:
Commercial real estate	6,251	274
Other	180	7
Consumer:
Home equity lines of credit	26	—
Second mortgages	656	4
Other	1	—
Total	$13,500	$411

No additional funds are committed to be advanced in connection with impaired loans.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2014 and 2013.
	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$230,065	$137	$1,122	$—	$231,324
Construction and Development:
Residential and commercial	5,777	—	187	—	5,964
Land	1,033	—	—	—	1,033
Commercial:
Commercial real estate	63,125	5,797	2,657	—	71,579
Multi-family	1,032	—	—	—	1,032
Other	3,555	1,025	900	—	5,480
Consumer:
Home equity lines of credit	22,177	—	115	—	22,292
Second mortgages	46,292	21	721	—	47,034
Other	2,823	16	—	—	2,839
Total	$375,879	$6,996	$5,702	$—	$388,577

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$238,461	$144	$1,295	$—	$239,900
Construction and Development:
Residential and commercial	5,564	159	949	—	6,672
Land	2,202	—	237	—	2,439
Commercial:
Commercial real estate	67,028	3,166	377	—	70,571
Multi-family	1,971	—	—	—	1,971
Other	4,363	310	900	—	5,573
Consumer:
Home equity lines of credit	20,397	—	34	—	20,431
Second mortgages	53,790	14	728	—	54,532
Other	2,625	23	—	—	2,648
Total	$396,401	$3,816	$4,520	$—	$404,737

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.
	September 30,
	2014	2013
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,232	$1,295
Construction and Development:
Residential and commercial	78	—
Commercial:
Commercial real estate	504	—
Consumer:
Home equity lines of credit	115	34
Second mortgages	462	572
Total non-accrual loans	$2,391	$1,901

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $121,000, $131,000 and $1.1 million for fiscal 2014, 2013 and 2012, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2014 or 2013.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2014 and 2013.
	Current	30 − 59 Days Past Due	60 − 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
September 30, 2014:
Residential mortgage	$229,257	$835	$—	$1,232	$2,067	$231,324
Construction and Development:
Residential and commercial	5,886	—	—	78	78	5,964
Land	1,033	—	—	—	—	1,033
Commercial:
Commercial real estate	71,075	—	—	504	504	71,579
Multi-family	1,032	—	—	—	—	1,032
Other	5,480	—	—	—	—	5,480
Consumer:
Home equity lines of credit	22,177	—	—	115	115	22,292
Second mortgages	45,847	200	525	462	1,187	47,034
Other	2,822	17	—	—	17	2,839
Total	$384,609	$1,052	$525	$2,391	$3,968	$388,577
September 30, 2013:
Residential mortgage	$237,584	$820	$201	$1,295	$2,316	$239,900
Construction and Development:
Residential and Commercial	6,672	—	—	—	—	6,672
Land	2,439	—	—	—	—	2,439
Commercial:
Commercial real estate	70,416	—	155	—	155	70,571
Multi-family	1,971	—	—	—	—	1,971
Other	5,573	—	—	—	—	5,573
Consumer:
Home equity lines of credit	20,397	—	—	34	34	20,431
Second mortgages	52,698	1,022	240	572	1,834	54,532
Other	2,643	4	1	—	5	2,648
Total	$400,393	$1,846	$597	$1,901	$4,344	$404,737

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
The Company had three and seven loans classified as TDRs with an outstanding balance of  $1.1 million and $1.3 million at September 30, 2014 and 2013, respectively. All of our TDR loans at September 30, 2014 were also classified as impaired; however, they were performing prior to the restructure

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

and all except one loan, continued to perform under their restructured terms through September 30, 2014, and, accordingly, were deemed to be performing loans at September 30, 2014 and we continued to accrue interest on such loans through such date. At September 30, 2014, one construction and development TDR loan with a balance of  $78,000 was deemed a non-accruing TDR and was also deemed impaired at September 30, 2014. At September 30, 2013, seven loans deemed TDRs with an aggregate balance of  $1.3 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2013, and, accordingly, were deemed to be performing loans at September 30, 2013 and we continued to accrue interest on such loans through such date. At September 30, 2013, none of our TDRs were deemed non-accruing TDRs. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.
	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2014:
Construction and Development:
Residential and commercial	2	$187	1	$78
Commercial:
Other	1	900	—	—
Total	3	$1,087	1	$78
At September 30, 2013:
Construction and Development:
Residential and commercial	5	$209	—	$—
Land Loan	1	237	—	—
Commercial:
Other	1	900	—	—
Total	7	$1,346	—	$—

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.
	September 30,
	2014		2013
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Construction and Development:
Residential and commercial	$109	$78	$209	—
Land loan	—	—	237	—
Commercial:
Other	900	—	900	—
Total	$1,009	$78	$1,346	$—

The following table shows the new TDR’s for the twelve months ended September 30, 2014 and 2013.
	September 30,
	2014			2013
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	1	$437	$437	5	$209	$209
Land loans	—	—	—	1	237	237
Commercial:
other	—	—	—	1	900	900
Total	1	$437	$437	7	$1,346	$1,346

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.
	Year Ended September 30,
	2014	2013
	(In thousands)
Balance at beginning of year	$523	$792
New loans	—	—
Repayments	(271)	(269)
Balance at end of year	$252	$523

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 6 — Loans Receivable and Related Allowance for Loan Losses – (continued)

At September 30, 2014, 2013 and 2012, the Company was servicing loans for the benefit of others in the amounts of  $59.9 million, $44.4 million and $24.6 million, respectively. A summary of mortgage servicing rights included in other assets and the activity therein follows for the periods indicated:
	September 30,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$271	$107	$128
Amortization	22	6	(74)
Addition	160	158	53
Balance at end of year	$453	$271	$107

For the fiscal year ended September 30, 2014 and 2013, the fair value of servicing rights was determined using a base discount rate between 11% and 12%. For the fiscal year ended September 30, 2012, the fair value of servicing rights was determined using a base discount rate of 11.0%. The fair market value is evaluated by a third party vendor on a quarterly basis. During the fiscal year ended September 30, 2014, we sold $23.2 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of  $352,000. For the fiscal year ended September 30, 2013, we sold $27.8 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of  $366,000. For the fiscal year ended September 30, 2012, we sold $10.7 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of  $415,000.
No valuation allowance on servicing rights has been recorded at September 30, 2014, 2013, or 2012.
Note 7 — Property and Equipment
Property and equipment, net consisted of the following at September 30, 2014 and 2013:
	Estimated Useful Life (years)	September 30,
		2014	2013
		(In thousands)
Land	—	$711	$711
Building and improvements	10 − 39	11,013	11,386
Construction in process	—	—	1
Furniture, fixtures and equipment	3 − 7	4,223	4,067
		15,947	16,165
Accumulated depreciation		(9,124)	(8,906)
		$6,823	$7,259

Depreciation expense was approximately $638,000, $695,000 and $724,000 for the years ended September 30, 2014, 2013 and 2012, respectively. We also had a $41,000 loss on disposal of fixed assets related to the closure of our Westtown branch in June 2014.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 8 — Deposits
Deposits classified by interest rates with percentages to total deposits at September 30, 2014 and 2013 consisted of the following:
	September 30,
	2014		2013
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Balances by types of deposit:
Tiered savings	$2,198	0.53%	$1,574	0.33%
Regular savings	42,719	10.34	41,358	8.53
Money market accounts	59,529	14.42	67,372	13.90
Checking and NOW accounts	81,921	19.84	87,676	18.09
Non-Interest bearing demand	23,059	5.58	24,662	5.09
	209,426	50.71	222,642	45.94
Certificates of deposit	203,527	49.29	261,954	54.06
Total	$412,953	100.00%	$484,596	100.00%

The total amount of certificates of deposit greater than $100,000 at September 30, 2014 and 2013 was $101.7 million and $133.5 million, respectively. Currently, amounts above $250,000 are not insured by the Federal Deposit Insurance Corporation (“FDIC”).
Interest expense on deposits consisted of the following for the years:
	September 30,
	2014	2013	2012
	(In thousands)
Savings accounts	$27	$24	$48
Checking and NOW accounts	85	119	256
Money market accounts	164	228	446
Certificates of deposit	3,693	4,908	5,942
Total deposits	$3,969	$5,279	$6,692

The following is a schedule of certificates of deposit maturities.
September 30, 2014
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2015	$88,263
2016	49,360
2017	26,408
2018	24,662
2019	11,788
2020 and thereafter	3,046
$203,527

Deposits from related parties held by the Company at September 30, 2014 and 2013 amounted to $663,000 and $658,000, respectively.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 9 — Borrowings
Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.
Under an agreement with the FHLB, the Company has a line of credit available in the amount of $103.8 million and $50.0 million, respectively, of which none was outstanding at September 30, 2014 and 2013. The interest rate on the line of credit at September 30, 2014 and 2013 was 0.28% and 0.25%, respectively.
The summary of long-term borrowings as of September 30, 2014 and 2013 are as follows:
	September 30,
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due by September 30:
2015	$10,000	0.83%	$5,000	0.12%
2016	5,000	1.34	5,000	0.19
2017	—	—	—	—
2018	28,000	3.31	28,000	4.36
2019	5,000	1.77	—	—
Total FHLB Advances	$48,000	2.59%	$38,000	3.90%

At September 30, 2014, the Company had $48.0 million in outstanding long-term FHLB advances and $149.7 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral. Of the $48.0 million in outstanding long-term FHLB advances, $20.0 million are fixed rate at a weighted average rate of 1.2% and weighted average maturity of 22 months and $28.0 million are variable rate at a weighted average rate of 3.3% and weighted average maturity of 33 months.
Note 10 — Fair Value Measurements
The Company follows FASB ASC Topic 820 “Fair Value Measurement,” to record fair value adjustments to certain assets and to determine fair value disclosures for the Company’s financial instruments. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
The Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 —
Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 —
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 —
Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 10 — Fair Value Measurements – (continued)

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
The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the years ended September 30, 2014 and 2013.
The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2014 and 2013:
	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,256	$—	$19,256	$—
State and municipal obligations	2,500	—	2,500	—
Single issuer trust preferred security	880	—	880	—
Corporate debt securities	1,525	—	1,525	—
Total investment securities available for sale	24,161	—	24,161	—
Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	418	—	418	—
Fixed-rate	16,808	—	16,808	—
FHLMC:
Adjustable-rate	3,595	—	3,595	—
Fixed-rate	11,996	—	11,996	—
CMO, fixed-rate-fate	43,965	—	43,965	—
Total mortgage-backed securities available for sale	76,782	—	76,782	—
Total	$100,943	$—	$100,943	$—

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 10 — Fair Value Measurements – (continued)

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,432	$—	$19,432	$—
State and municipal obligations	11,938	—	11,938	—
Single issuer trust preferred security	810	—	810	—
Corporate debt securities	1,782	—	1,782	—
Total investment securities available for sale	33,962	—	33,962	—
Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,014	—	2,014	—
Fixed-rate	18,091	—	18,091	—
FHLMC:
Adjustable-rate	5,021	—	5,021	—
Fixed-rate	12,850	—	12,850	—
CMO, fixed-rate-fate	52,729	—	52,729	—
Total mortgage-backed securities available for sale	90,705	—	90,705	—
Total	$124,667	$—	$124,667	$—

For assets measured at fair value on a nonrecurring basis in fiscal 2014 and fiscal 2013 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2014 and 2013:
	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$1,030	$—	$—	$1,030
Impaired loans(4)	887	—	—	887
Mortgage servicing rights	160	—	160	—
Total	$2,077	$—	$160	$1,917

	September 30, 2014
	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$1,030	Appraisal of collateral(1)	Collateral discounts(2)	16 − 72%/(38%)
Impaired loans(3)	887	Appraisal of collateral(1)	Collateral discounts(2)	7 − 52%/(20%)
Total	$1,917

(1)
Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.

(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 10 — Fair Value Measurements – (continued)

(3)
Includes assets directly charged-down to fair value during the year-to-date period.

(4)
At September 30, 2014, there were six loans with an aggregate balance of  $887,000 and no specific loan loss allowance.

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$10,367	$10,367	$—	$—
Other real estate owned	2,341	—	—	2,341
Impaired loans(4)	1,047	—	—	1,047
Mortgage servicing rights	158	—	158	—
Total	$13,913	$10,367	$158	$3,388

	September 30, 2013
	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$2,341	Appraisal of collateral(1)	Collateral discounts(2)	14 − 84%/(39%)
Impaired loans(3)	1,047	Appraisal of collateral(1)	Collateral discounts(2)	1 − 73%/(28%)
Total	$3,388

(1)
Fair value is generally determined through independent appraisals of the underlying collateral.

(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

(3)
Includes assets directly charged-down to fair value during the year-to-date period.

(4)
At September 30, 2013, there were 11 loans with an aggregate balance of  $1.0 million and no specific loan loss allowance.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 10 — Fair Value Measurements – (continued)

The following table shows active information regarding significant techniques and inputs used at September 30, 2014 and 2013 for measures in a non-recurring basis using unobservable inputs (Level 2):
	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2014
	(In thousands)
Mortgage servicing rights	$160	Discounted rate	Discount rate	11.00 − 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.15%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	6.25%	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent
Mortgage servicing rights	$158	Discounted rate	Discount rate	11.00 − 12.00%	Rate used through modeling period
			Loan prepayment speeds	15.58%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	6.25%	Monthly servicing cost per account
				$300 − 400	Additional monthly servicing cost per loan on loans more than 30 days delinquent

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 10 — Fair Value Measurements – (continued)

The table below presents a summary of activity in our other real estate owned during the year ended September 30, 2014 and 2013:
	Balance as of September 30, 2013	Year Ended September 30, 2014
		Additions	Sales, net	Write-downs	Balance as of September 30, 2014
	(In thousands)
Residential mortgage	$725	$944	$335	$203	$1,131
Construction and Development:
Land	675	—	675	—	—
Commercial:
Commercial real estate	1,929	—	958	138	833
Multi-family	81	—	81	—	—
Other	174	—	174	—	—
Consumer:
Second mortgages	378	—	378	—	—
Total	$3,962	$944	$2,601	$341	$1,964

	Balance as of September 30, 2012	Year Ended September 30, 2013
		Additions	Sales, net	Write-downs	Balance as of September 30, 2013
	(In thousands)
Residential mortgage	$1,262	$2,481	$2,777	$241	$725
Construction and Development:
Land	—	801	—	126	675
Commercial:
Commercial real estate	2,405	1,147	810	813	1,929
Multi-family	486	—	—	405	81
Other	—	174	—	—	174
Consumer:
Second mortgages	441	—	—	63	378
Total	$4,594	$4,603	$3,587	$1,648	$3,962

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
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2014 and 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 10 — Fair Value Measurements – (continued)

The following assumptions were used to estimate the fair value of the Company’s financial instruments:
Cash and Cash Equivalents
These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Investment Securities
Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of September 30, 2014 or 2013.
Loans Receivable
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
Loans Held-For-Sale
The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. There are no loans held for sale at September 30, 2014. The loans held for sale at September 30, 2013 were sold in a bulk transaction to one purchaser, they were not sold in the secondary market for residential mortgage loans.
Impaired Loans
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
Accrued Interest Receivable
This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 10 — Fair Value Measurements – (continued)

Restricted Stock
Although restricted stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.
Other Real Estate Owned
Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of, among other factors, changes in the economic conditions.
Deposits
Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.
Long-Term Borrowings
Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FASB ASC 825. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.
Accrued Interest Payable
This liability is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Commitments to Extend Credit and Letters of Credit
The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.
Mortgage Servicing Rights
The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions, such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows. Mortgage servicing rights are carried at the lower of cost or fair value.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 10 — Fair Value Measurements – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2014 and 2013 were as follows:
	September 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,187	$19,187	$19,187	$—	$—
Investment securities available for sale	100,943	100,943	—	100,943	—
Loans receivable, net	386,074	388,202	—	—	388,202
Accrued interest receivable	1,322	1,322	—	1,322	—
Restricted stock	3,503	3,503	—	3,503	—
Mortgage servicing rights	453	512	—	512	—
Financial liabilities:
Savings accounts	44,917	44,917	—	44,917	—
Checking and NOW accounts	104,980	104,980	—	104,980	—
Money market accounts	59,529	59,529	—	59,529	—
Certificates of deposit	203,527	207,080	—	207,080	—
FHLB advances	48,000	49,627	—	49,627	—
Accrued interest payable	149	149	—	149	—
	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$23,687	$23,687	$23,687	$—	$—
Investment securities available for sale	124,667	124,667	—	124,667	—
Loans receivable, net	401,857	405,802	—	—	405,802
Loans held for sale	10,367	10,367	10,367	—	—
Accrued interest receivable	1,404	1,404	—	1,404	—
Restricted stock	3,038	3,038	—	3,038	—
Mortgage servicing rights	271	337	—	337	—
Financial liabilities:
Savings accounts	42,932	42,932	—	42,932	—
Checking and NOW accounts	112,338	112,338	—	112,338	—
Money market accounts	67,372	67,372	—	67,372	—
Certificates of deposit	261,954	267,181	—	267,181	—
FHLB advances	38,000	41,281	—	41,281	—
Accrued interest payable	139	139	—	139	—

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 11 — Income Taxes
As of September 30, 2014 the Company’s net deferred tax asset before the consideration of a valuation allowance was $12.6 million compared to $15.0 million as of September 30, 2013. The $12.6 million deferred tax asset, prior to valuation allowance, is comprised of the $7.2 million in net operating loss (“NOL”) carryovers and $5.4 million attributable to other items. The largest component of temporary difference deferred tax asset (“DTA”) relates to the allowance for loan losses which totaled $3.0 million as of September 30, 2014.
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
In accordance with ASC Topic 740, the Company considered certain prudent and feasible tax-planning strategies available at September 30, 2014 that, if implemented, could prevent an operating loss or tax credit carry-forward from expiring unused and could result in realization of the existing DTA. The Company has no present intention to implement such strategies; however, in the event that the Company determined future earnings would not be sufficient to realize the deferred tax asset, the Company has the ability to realize a portion of DTA through proven tax strategies such as: selling available-for-sale securities in a gain position from the investment portfolio, surrendering BOLI policies, and selling loans in a gain position from the loan portfolio, as well as sales or sale/leaseback of branch offices/office buildings to recognize built-in gains.
Based on the Company’s analysis of positive and negative evidence, the Company determined a DTA valuation allowance of  $10.1 million was needed as of September 30, 2014. When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. As a result of cumulative losses in recent periods and the uncertain nature of the current economic environment as of September 30, 2014, the Company did not use projections of future taxable income as a factor. The Company will exclude future taxable income as a factor until it can show consistent and sustained profitability. The Company will continue to reevaluate the realizability of the DTA and the valuation allowance may be adjusted in future periods accordingly.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 11 — Income Taxes – (continued)

Deferred income taxes at September 30, 2014 and 2013 were as follows:
	September 30,
	2014	2013
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$932	$1,385
Allowance for loan losses	3,051	3,091
Non-accrual interest	122	87
Write-down of real estate owned	270	573
Alternative minimum tax (AMT) credit carryover	64	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	455	435
Charitable contributions	36	202
Depreciation	127	150
State net operating loss	—	1,528
Federal net operating loss	7,159	7,046
Other	54	112
Total Deferred Tax Assets	12,607	15,010
Valuation allowance for DTA	(10,074)	(12,454)
Total Deferred Tax Assets, Net of Valuation Allowance	$2,533	$2,556
Deferred Tax Liabilities:
State net operating income	(3)	—
Mortgage servicing rights	(154)	(92)
Total Deferred Tax Liabilities	(157)	(92)
Deferred Tax Assets, Net	$2,376	$2,464

Of these DTA, the carryforward periods for certain tax attributes are as follows:
•
Gross federal net operating loss carryforwards of  $21.1 million (net DTA of  $7.2 million) to expire in the fiscal year ending September 30, 2031;

•
Low income housing credit carryforwards of  $337,000 to expire in the fiscal years ending September 30, 2030 and 2031;

•
AMT credit carryforward has no expiration date; and

•
Gross charitable contributions carryforwards of  $107,000 (net DTA of  $36,000) to expire in the fiscal years ending September 30, 2015 through September 30, 2018.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 11 — Income Taxes – (continued)

Income tax expense for the years ended September 30, 2014, 2013 and 2012 was comprised of the following:
	September 30,
	2014	2013	2012
	(In thousands)
Federal:
Current	$388	$(15)	$87
Deferred	(367)	6,025	541
	21	6,010	628
State, current	—	—	—
	$21	$6,010	$628

The following reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes for the years ended September 30, 2014, 2013 and 2012:
	September 30,
	2014	2013	2012
	(Dollars in thousands)
At federal statutory rate at 34%	$—	$(4,350)	$880
Adjustments resulting from:
Tax-exempt interest	—	(77)	(25)
Low-income housing credit	—	—	(44)
Earnings on bank-owned life insurance	—	(400)	(179)
Federal tax on cash surrender of BOLI	21	—	—
DTA valuation allowance	—	10,724	—
Other	—	113	(4)
	$21	$6,010	$628
Effective tax rate	3.3%	(47.0)%	24.3%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities. As of September 30, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2011 to September 30, 2014.
The Small Business Job Protection Act of 1996 provides for the repeal of the tax bad debt deduction computed under the percentage-of-taxable-income method. Upon repeal, the Company was required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions and have been treated as a permanent tax difference. The Company’s total tax bad debt reserves at September 30, 2014 and 2013 were approximately $1.6 million, of which $1.6 million represented the base year amount, and zero was subject to recapture.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 12 — Leases
Pursuant to the terms of non-cancelable operating lease agreements expiring in September 2030, pertaining to Company property, future minimum rent commitments are (In thousands):
Years ending September 30:
2015	$195
2016	215
2017	214
2018	215
2019	214
Thereafter	4,119
$5,172

The Company receives rents from the lease of office and residential space owned by the Company. Future minimum rental commitments under these leases are (In thousands):
Years ending September 30:
2015	$159
2016	—
2017	—
2018	—
2019	—
$159

Note 13 — Commitments and Contingencies
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
Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2014 and 2013, the uncollateralized portion of the letters of credit extended by the Company was approximately $3.3 million and $3.7 million, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2014 or 2013.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 13 — Commitments and Contingencies – (continued)

At September 30, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:
	September 30,
	2014	2013
	(In thousands)
Commitments to extend credit:
Future loan commitments	$10,952	$7,858
Undisbursed construction loans	2,873	3,797
Undisbursed home equity lines of credit	14,867	13,936
Undisbursed commercial lines of credit	948	3,032
Overdraft protection lines	133	108
Standby letters of credit	3,302	3,727
Total Commitments	$33,075	$32,458

Commitments to grant loans at fixed rates at September 30, 2014 totaled $11.0 million, with such commitments being for loans with interest rates that ranged from 3.13% to 5.25%. Commitments to grant loans at variable rates at September 30, 2014 totaled $22.1 million, with such commitments being for loans with initial interest rates that ranged from 3.40% to 6.17%.
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
Note 14 — Regulatory Matters
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
In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality — predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Federal Savings Bank, a common equity Tier 1 capital ratio 4.5% will

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 14 — Regulatory Matters – (continued)

become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.
The Bank will remain adequately capitalized under the implementation of Basel III, which is effective January 1, 2015.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). In addition to the standard regulatory capital requirements, the Bank also is required to satisfy individual minimum capital ratios (“IMCRs”) imposed by the Office of the Comptroller of the Currency of 8.5% Tier 1 capital to adjusted total assets, 10.5% Tier 1 risk-based capital to risk-weighted assets and 12.5% total risk-based capital to risk-weighted assets.
Management believes, as of September 30, 2014, that the Bank met all capital adequacy requirements to which it was subject.
The Bank’s actual capital amounts and ratios are also presented in the table:
	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014:
Tangible Capital (to tangible assets)	$64,414	12.09%	$	≥7,990	1.50%	$—	N/A
Core Capital (to adjusted tangible assets)	64,414	12.09		≥21,305	4.00	≥26,632	5.00%
Tier 1 Capital (to risk-weighted assets)	64,414	19.50		≥13,212	4.00	≥19,818	6.00
Total risk-based Capital (to risk-weighted assets)	68,549	20.75		≥26,424	8.00	≥33,030	10.00
As of September 30, 2013:
Tangible Capital (to tangible assets)	$64,524	10.91%	$	≥8,874	1.50%	$—	N/A
Core Capital (to adjusted tangible assets)	64,524	10.91		≥23,664	4.00	≥29,580	5.00%
Tier 1 Capital (to risk-weighted assets)	64,524	17.72		≥14,566	4.00	≥21,849	6.00
Total risk-based Capital (to risk-weighted assets)	69,084	18.97		≥29,132	8.00	≥36,415	10.00
During the year ended September 30, 2013, the Company contributed $25.0 million in additional capital to the Bank upon the successful completion of the “second-step” conversion and offering on October 11, 2012.

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 14 — Regulatory Matters – (continued)

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2014 and 2013:
	September 30,
	2014	2013
	(In thousands)
Bank GAAP equity	$63,454	$62,042
Disallowed portion of deferred tax asset	(670)	—
Net unrealized gain on securities available for sale, net of income taxes	1,630	2,482
Tangible Capital, Core Capital and Tier 1 Capital	64,414	64,524
Allowance for loan losses (excluding specific reserves of $0 and $0 for 2014 and 2013, respectively), (also excluding 1.25% of risk-weighted assets of $516 and $627 for 2014 and 2013, respectively)	4,135	4,560
Total Risk-Based Capital	$68,549	$69,084

Note 15 — Condensed Financial Information — Parent Company Only
Condensed Statements of Financial Condition
	September 30,
	2014	2013
	(In thousands)
Assets
Cash and Cash Equivalents	$2,438	$2,394
Investment in subsidiaries	63,454	62,042
Investment securities available for sale, at fair value	8,329	8,313
Loans receivable, net	1,969	2,090
Deferred income taxes, net	91	106
Other assets	539	523
Total Assets	$76,820	$75,468
Liabilities
Accounts payable	$48	$62
Shareholders’ Equity	76,772	75,406
Total Liabilities and Shareholders’ Equity	$76,820	$75,468

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 15 — Condensed Financial Information — Parent Company Only – (continued)

Condensed Statements of Operations
	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Income
Interest income	$254	$184	$129
Total Interest Income	254	184	129
Gain on sale of investment securities	—	—	40
Expense
Other operating expenses	331	17	14
Total Other Expenses	331	17	14
Gain before Equity in Undistributed Net Income (Loss) of Subsidiaries and Income Tax Benefit	(77)	167	155
Equity in Undistributed Net Income (Loss) of Subsidiaries	400	(18,839)	1,859
Income tax expense	—	131	55
Net Income (Loss)	$323	$(18,803)	$1,959

Condensed Statements of Comprehensive Income (Loss)
	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Net Income (Loss)	$323	$(18,803)	$1,959
Other Comprehensive (Loss) Income:
Changes in net unrealized net gains and losses on securities available for sale	46	(312)	(53)
Gains realized on sale of securities in net income (loss)	—	—	(40)
	46	(312)	(93)
Deferred income tax effect	(16)	106	93
Total other comprehensive income (loss)	30	(206)	—
Total comprehensive income (loss)	$353	$(19,009)	$1,959

Notes to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Note 15 — Condensed Financial Information — Parent Company Only – (continued)

Condensed Statements of Cash Flows
	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$323	$(18,803)	$1,959
Undistributed net (income) loss of subsidiaries	(400)	18,839	(1,859)
Deferred income taxes, net	197	106	(32)
ESOP shares committed to be released	160	169	103
Amortization of discounts on investment securities	—	40	79
Net gain on sale of investment securities	—	—	(40)
Decrease in other liabilities	(14)	—	(500)
Decrease (increase) in other assets	227	(197)	(193)
Net Cash Provided by (Used in) Operating Activities	493	154	(483)
Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	422	1,474	888
Purchases of investment securities	(992)	(10,299)	(1,001)
Calls, sales of investment securities	—	200	2,806
Loan originations and principal collections, net	121	115	109
Net Cash (Used in) Provided by Investing Activities	(449)	(8,510)	2,802
Cash Flows from Financing Activities
Proceeds from stock issuance net of offering costs	—	34,732	—
Capitalization	—	(25,000)	(3,200)
Capitalization of Mutual Holding Company	—	100	—
Cash dividends paid	—	—	—
Net Cash Provided by (Used in) Financing Activities	—	9,832	(3,200)
Net Increase (Decrease) in Cash and Cash Equivalents	44	1,476	(881)
Cash and Cash Equivalents – Beginning	2,394	918	1,799
Cash and Cash Equivalents – Ending	$2,438	$2,394	$918

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•
Maintain records that accurately reflect the Company’s transactions;

•
Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

•
Prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held in February 2015 (the “Proxy Statement”).
The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.malvernfederal.com.
Item 11. Executive Compensation
The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation — Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Three) — Audit Fees” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) The following financial statements are incorporated by reference from Item 8 hereof:
(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.
No.	Description	Location
3.1	Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Bylaws of Malvern Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(1)
10.1	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and F. Claire Hughes, Jr.*	(2)
10.2	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Joseph E. Palmer, Jr.*	(2)
10.3	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Banks and John B. Yerkes, Jr.*	(2)
10.4	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(2)
10.5	Agreement by and between Malvern Federal Savings Bank and the Office of the Comptroller of the Currency, dated October 7, 2014	(3)
10.6	Termination Agreement, dated November 25, 2014, by and among, Malvern Bancorp, Inc., Malvern Federal Savings Bank, Stilwell Value Partners VI, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Associates, L.P., Stilwell Partners, L.P., Stilwell Value LLC and Joseph Stilwell, John P. O’Grady, and Gregg H. Kanter	(4)
10.7	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(5)
23.0	Consent of BDO USA, LLP	Filed herewith
23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

No.	Description	Location
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*
Denotes a management contract or compensatory plan or arrangement.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2014 and 2013, (ii) the Consolidated Statement of Operations for the years ended September 30, 2014, 2013 and 2012, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2014, 2013 and 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2014, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2014, 2013 and 2012 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(1)
Incorporated by reference from the like-numbered exhibit included in Malvern Bancorp’s registration statement on Form S-1, filed May 31, 2012 (SEC File No. 333-181798).

(2)
Incorporated by reference from the exhibit included in the Current Report on Form 8-K of Malvern Federal Bancorp, Inc., dated as of December 16, 2008 and filed December 16, 2008 (SEC File No. 001-34051).

(3)
Incorporated by reference from Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of October 7, 2014 and filed October 10, 2014 (SEC File No. 001-34051).

(4)
Incorporated by reference from Exhibit 10.1 included in the Current Report on Form 8-K of the registrant, dated as of November 25, 2014 and filed on December 1, 2014 (SEC File No. 000-54835).

(5)
Incorporated by reference from Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc. dated as of December 5, 2014 and filed on December 8, 2014 (SEC File No. 000-54835).

(b)
Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.
(c)
Reference is made to (a)(2) of this Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MALVERN BANCORP, INC.
December 18, 2014	By:	/s/ Anthony C. Weagley
Anthony C. Weagley President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on December 18, 2014, have signed this report below.
/s/ Anthony C. Weagley Anthony C. Weagley	Director, President and Chief Executive Officer (principal executive officer)
/s/ George E. Steinmetz George E. Steinmetz	Chairman of the Board
/s/ Therese Woodman Therese Woodman	Vice Chairman of the Board
/s/ F. Claire Hughes, Jr. F. Claire Hughes, Jr.	Director
/s/ John B. Yerkes, Jr. John B. Yerkes, Jr.	Director
/s/ Joseph E. Palmer, Jr. Joseph E. Palmer, Jr.	Director
/s/ Stephen P. Scartozzi Stephen P. Scartozzi	Director
/s/ John P. O’Grady John P. O’Grady	Director
/s/ Ralph K. Packard Ralph K. Packard	Director
Robert C.F. Willson	Director
/s/ Dennis Boyle Dennis Boyle	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)