Form 10-Q
period 2014-12-31
MALVERN BANCORP, INC.
filed 2015-02-13
CIK 1550603

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  000-54835

MALVERN BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

42 Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

(610) 644-9400
(Registrant’s Telephone Number, Including Area Code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No   ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	6,558,473 shares
(Title of Class)	(Outstanding as of February 11, 2015)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015, or for any other interim period. The Malvern Bancorp, Inc. 2014 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share and per share data)	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Cash and due from depository institutions	$1,404	$1,203
Interest bearing deposits in depository institutions	46,648	17,984
Cash and cash equivalents	48,052	19,187
Investment securities available for sale, at fair value	135,786	100,943
Restricted stock, at cost	3,805	3,503
Loans receivable, net of allowance for loan losses of $4,600 and $4,589, respectively	383,389	386,074
Other real estate owned	1,494	1,964
Accrued interest receivable	1,623	1,322
Property and equipment, net	6,718	6,823
Deferred income taxes, net	2,419	2,376
Bank-owned life insurance	18,397	18,264
Other assets	1,487	1,808
Total Assets	$603,170	$542,264

LIABILITIES
Deposits:
Deposits – noninterest-bearing	$22,342	$23,059
Deposits – interest-bearing	418,283	389,894
Total Deposits	440,625	412,953
FHLB advances	78,000	48,000
Advances from borrowers for taxes and insurance	3,134	1,786
Accrued interest payable	251	149
Other liabilities	3,275	2,604
Total Liabilities	525,285	465,492

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473	66	66
Additional paid-in capital	60,322	60,317
Retained earnings	20,437	20,116
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,885)	(1,922)
Accumulated other comprehensive income	(1,055)	(1,805)
Total Shareholders’ equity	77,885	76,772
Total Liabilities and Shareholders’ equity	$603,170	$542,264

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended December 31,
	2014	2013
(in thousands, except for share and per share data)

Interest and Dividend Income
Loans, including fees	$4,202	$4,527
Investment securities, taxable	514	555
Investment securities, tax-exempt	37	54
Dividends, restricted stock	37	14
Interest-bearing cash accounts	23	15
Total Interest and Dividend Income	4,813	5,165
Interest Expense
Deposits	859	1,067
Long-term borrowings	393	263
Total Interest Expense	1,252	1,330
Net Interest Income	3,561	3,835
Provision for Loan Losses	90	80
Net Interest Income after Provision for Loan Losses	3,471	3,755
Other Income
Service charges and other fees	270	258
Rental income-other	64	64
Gain on sale of investments, net	26	14
Gain on sale of loans, net	19	27
Earnings on bank-owned life insurance	132	145
Total Other Income	511	508
Other Expense
Salaries and employee benefits	1,728	2,067
Occupancy expense	424	516
Federal deposit insurance premium	167	191
Advertising	85	158
Data processing	302	330
Professional fees	343	485
Other real estate owned (income)/expense, net	(36)	13
Other operating expenses	648	436
Total Other Expenses	3,661	4,196
Income before income tax expense	321	67
Income tax expense	-	3
Net Income	$321	$64
Basic Earnings Per Share	$0.05	$0.01
Dividends Declared Per Share	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended December 31,
	2014	2013
(in thousands, except for share and per share data)

Net Income	$321	$64
Other Comprehensive Income (Loss):
Changes in net unrealized net gains and losses on securities available for sale	1,163	(1,354)
Gains realized on sale of securities in net income (1)	(26)	(14)
	1,137	(1,368)
Deferred income tax effect	(387)	465
Total other comprehensive income (loss)	750	(903)
Total comprehensive income (loss)	$1,071	$(839)

(1)
Amounts are included in nets gains on sales of securities on the Consolidated Statements of Operations in total other income.  Related income tax expense in the amount of $9 and $4, respectively, are included in income tax expense.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(in thousands, except share and per share data)
Balance, October 1, 2013	$66	$60,302	$19,793	$-	$(2,067)	$(2,688)	$75,406
Net Income	-	-	64	-	-	-	64
Other comprehensive loss	-	-	-	-	-	(903)	(903)
Committed to be released ESOP shares (3,600 shares)	-	9	-	-	37	-	46
Balance, December 31, 2013	$66	$60,311	$19,857	$-	$(2,030)	$(3,591)	$74,613

Balance, October 1, 2014	$66	$60,317	$20,116	$-	$(1,922)	$(1,805)	$76,772
Net Income	-	-	321	-	-	-	321
Other comprehensive income	-	-	-	-	-	750	750
Committed to be released ESOP shares (3,600 shares)	-	5	-	-	37	-	42
Balance, December 31, 2014	$66	$60,322	$20,437	$-	$(1,885)	$(1,055)	$77,885

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31,
	2014	2013
(in thousands)
Cash Flows from Operating Activities
Net income	$321	$64
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation expense	159	163
Provision for loan losses	90	80
Deferred income taxes (benefit) expense	(430)	419
ESOP expense	42	46
Accretion of premiums and discounts on investment securities, net	(2,596)	(657)
Amortization (accretion) of loan origination fees and costs	136	(87)
Amortization (accretion) of mortgage service rights	20	(2)
Net gain on sale of investment securities available for sale	(26)	(14)
Net gain on sale of secondary market loans	(19)	(27)
Proceeds on sale of secondary market loans	982	2,007
Originations of secondary market loans	(963)	(1,980)
Gain on sale of other real estate owned	(53)	(6)
Write down of other real estate owned	19	11
Earnings on bank-owned life insurance	(132)	(145)
Increase in accrued interest receivable	(301)	(34)
Increase (decrease) in accrued interest payable	102	(6)
Increase in other liabilities	671	88
Decrease (increase) in other assets	310	(434)
Net Cash Used in Operating Activities	(1,668)	(514)
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities available for sale	5,034	3,586
Proceeds from sale of investment securities available for sale	21,051	824
Purchases of investment securities available for sale	(57,169)	(4,266)
Proceeds from sale of loans	-	10,367
Loan buyback for sale of loans	-	(1,117)
Loan purchases	-	(6,747)
Loan originations and principal collections, net	2,459	2,411
Proceeds from sale of other real estate owned	503	1,496
Additions to mortgage servicing rights	(8)	(13)
Net increase in restricted stock	(302)	(198)
Purchases of property and equipment	(55)	(44)
Net Cash (Used in) Provided by Investing Activities	(28,487)	6,299
Cash Flows from Financing Activities
Net increase (decrease) in deposits	27,672	(13,595)
Proceeds for long-term borrowings	30,000	5,000
Increase in advances from borrowers for taxes and insurance	1,348	1,793
Net Cash Provided by (Used in) Financing Activities	59,020	(6,802)
Net Increase (Decrease) in Cash and Cash Equivalents	28,865	(1,017)
Cash and Cash Equivalent – Beginning	19,187	23,687
Cash and Cash Equivalent – Ending	$48,052	$22,670
Supplementary Cash Flows Information
Interest paid	$1,150	$1,336
Income taxes paid	$0.00	$17
Non-cash transfer of loans to other real estate owned	$0.00	$11

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The consolidated financial statements of Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”) include the accounts of the Company and its wholly-owned subsidiary, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and the Bank’s subsidiary, Strategic Asset Management Group, Inc. All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

The Bank is a federally chartered stock savings bank which was originally organized in 1887.  The Bank operates from its headquarters in Paoli, Pennsylvania and through its seven full service financial center offices in Chester and Delaware Counties, Pennsylvania.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the evaluation of deferred tax assets and  the other-than-temporary impairment evaluation of securities.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Note 2 – Recent Accounting Pronouncements

In January 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20)”. This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification, (1) unusual nature - the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates; and (2) infrequency of occurrence - the underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. The amendments in ASU 2015-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables — Troubled Debt Restructurings by Creditors”. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met, (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in ASU 2014-14 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncement–(continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of December 31, 2014 and for the three months ended December 31, 2014 and 2013  the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
	2014	2013
(in thousands, except per share data)

Net Income	$321	$64
Weighted average shares outstanding	6,558,473	6,558,473
Average unearned ESOP shares	(170,541)	(184,941)
Weighted average shares outstanding – basic	6,387,932	6,373,532
Earnings per share – basic	$0.05	$0.01

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During the three months ended December 31, 2014 and 2013, there were 3,600 and 3,600 shares, respectively, committed to be released.  At December 31, 2014, there were 168,765 unallocated shares and 90,453 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.0 million.

Note 5 - Investment Securities

The Company’s investment securities are all classified as available-for-sale at December 31, 2014 and September 30, 2014. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities available for sale at December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. government agencies	$16,693	$-	$(314)	$16,379
State and municipal obligations	18,815	60	(51)	18,824
Single issuer trust preferred security	1,000	-	(150)	850
Corporate debt securities	34,512	94	(135)	34,471
	71,020	154	(650)	70,524
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	17,015	-	(229)	16,786
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	15,039	7	(123)	14,923
Collateralized mortgage obligations (CMO), fixed-rate	34,311	29	(787)	33,553
	66,365	36	(1,139)	65,262
	$137,385	$190	$(1,789)	$135,786

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. government agencies	$19,719	$1	$(464)	$19,256
State and municipal obligations	2,543	-	(43)	2,500
Single issuer trust preferred security	1,000	-	(120)	880
Corporate debt securities	1,504	21	-	1,525
	24,766	22	(627)	24,161
Mortgage-backed securities:
Federal National Mortgage Association (FNMA):
Adjustable-rate	403	15	-	418
Fixed-rate	17,390	9	(591)	16,808
Federal Home Loan Mortgage Company (FHLMC):
Adjustable-rate	3,562	33	-	3,595
Fixed-rate	12,336	-	(340)	11,996
Collateralized mortgage obligations (CMO), fixed-rate	45,222	46	(1,303)	43,965
	78,913	103	(2,234)	76,782
	$103,679	$125	$(2,861)	$100,943

For the three months ended December 31, 2014, proceeds of available for sale investment securities sold amounted to approximately $21.1 million. Gross realized gains on investment securities sold amounted to approximately $99,000, while gross realized losses amounted to approximately $73,000, for the period. For the three months ended December 31, 2013, proceeds of investment securities sold amounted to approximately $824,000. Gross realized gains on investment securities sold amounted to approximately $14,000, while there were no gross realized losses, for the period.

The varying amount of sales from the available-for-sale portfolio over the past few years, reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Company to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company has the flexibility to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014 and September 30, 2014:

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	value	Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$541	$(4)	$15,839	$(310)	$16,380	$(314)
State and municipal obligations	6,479	(32)	1,483	(19)	7,962	(51)
Single issuer trust preferred security	-	-	850	(150)	850	(150)
Corporate securities	20,170	(135)	-	-	20,170	(135)
Mortgage-backed securities:
FNMA, fixed-rate	-	-	16,786	(229)	16,786	(229)
FHLMC, fixed-rate	1,738	(18)	6,350	(105)	8,088	(123)
CMO, fixed-rate	2,557	(47)	26,964	(740)	29,521	(787)
	$31,485	$(236)	$68,272	$(1,553)	$99,757	$(1,789)

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	value	Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$-	$-	$18,267	$(464)	$18,267	$(464)
State and municipal obligations	-	-	2,501	(43)	2,501	(43)
Single issuer trust preferred security	-	-	880	(120)	880	(120)
Mortgage-backed securities:
FNMA, fixed-rate	-	-	16,715	(591)	16,715	(591)
FHLMC, fixed-rate	-	-	11,996	(340)	11,996	(340)
CMO, fixed-rate	3,945	(54)	36,185	(1,249)	40,130	(1,303)
	$3,945	$(54)	$86,544	$(2,807)	$90,489	$(2,861)

As of December 31, 2014, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2014, the Company held 18 U.S. government agency securities, nine tax-free municipal bonds, eight corporate securities, 46 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2014 represents other-than-temporary impairment.

During the quarter ended December 31, 2014, the gross unrealized loss of the single issuer trust preferred security increased by $30,000 from an unrealized loss at September 30, 2014 of $120,000 to an unrealized loss of $150,000 as of December 31, 2014. On a quarterly basis, management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

At December 31, 2014 and September 30, 2014 the Company had no securities pledged to secure public deposits.

The following table presents information for investment securities available-for-sale at December 31, 2014, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Available for Sale
	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	12,103	12,001
After 5 years through 10 years	34,994	34,754
Over 10 years	90,288	89,031
	$137,385	$135,786

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31,	September 30,
	2014	2014
	(in thousands)
Residential mortgage	$229,507	$231,324
Construction and Development:
Residential and commercial	6,039	5,964
Land	-	1,033
Total Construction and Development	6,039	6,997
Commercial:
Commercial real estate	67,274	71,579
Multi-family	5,450	1,032
Other	5,603	5,480
Total Commercial	78,327	78,091
Consumer:
Home equity lines of credit	24,430	22,292
Second mortgages	45,051	47,034
Other	2,675	2,839
Total Consumer	72,156	72,165
Total loans	386,029	388,577
Deferred loan cost, net	1,960	2,086
Allowance for loan losses	(4,600)	(4,589)
Total loans receivable, net	$383,389	$386,074

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014 and September 30, 2014.  Activity in the allowance is presented for the three months ended December 31, 2014 and 2013 and the year ended September 30, 2014, respectively.

	Three Months Ended December 31, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(31)	(17)	-	(97)
Recoveries	1	-	-	2	-	1	-	12	2	-	18
Provision	(25)	73	(13)	(120)	123	(2)	(14)	(98)	21	145	90
Ending Balance	$1,648	$363	$-	$1,082	$152	$49	$154	$916	$29	$207	$4,600
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,648	$363	$-	$1,082	$152	$49	$154	$916	$29	$207	$4,600

Loans receivable:
Ending balance	$229,507	$6,039	$-	$67,274	$5,450	$5,603	$24,430	$45,051	$2,675		$386,029
Ending balance: individually evaluated for impairment	$962	$143	$-	$609	$-	$898	$20	$708	$-		$3,340
Ending balance: collectively evaluated for impairment	$228,545	$5,896	$-	$66,665	$5,450	$4,705	$24,410	$44,343	$2,675		$382,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Three Months Ended December 31, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	-	(37)	-	-	-	-	(14)	(320)	(2)	-	(373)
Recoveries	11	-	-	2	-	1	-	33	1	-	48
Provision	255	66	(3)	(295)	(14)	14	7	36	2	12	80
Ending Balance	$1,680	$193	$53	$1,433	$26	$74	$130	$1,142	$23	$91	$4,845
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,680	$193	$53	$1,433	$26	$74	$130	$1,142	$23	$91	$4,845

Loans receivable:
Ending balance	$246,139	$7,213	$2,148	$70,511	$2,051	$5,913	$20,649	$52,532	$2,809		$409,965
Ending balance: individually evaluated for impairment	$1,821	$993	$237	$-	$-	$900	$20	$583	$-		$4,554
Ending balance: collectively evaluated for impairment	$244,318	$6,220	$1,911	$70,511	$2,051	$5,013	$20,629	$51,949	$2,809		$405,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Year Ended September 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(83)	(37)	-	(183)	-	-	(14)	(618)	(6)	-	(941)
Recoveries	23	1	-	9	-	3	1	136	4	-	177
Provision	318	163	(43)	(304)	(11)	(12)	44	122	3	(17)	263
Ending Balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589

Loans receivable:
Ending balance	$231,324	$5,964	$1,033	$71,579	$1,032	$5,480	$22,292	$47,034	$2,839		$388,577
Ending balance: individually evaluated for impairment	$999	$187	$-	$504	$-	$900	$115	$695	$-		$3,400
Ending balance: collectively evaluated for impairment	$230,325	$5,777	$1,033	$71,075	$1,032	$4,580	$22,177	$46,339	$2,839		$385,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2014 and September 30, 2014.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2014:
Residential mortgage	$-	$-	$962	$962	$1,115
Construction and Development:
Residential and commercial	-	-	143	143	943
Commercial:
Commercial real estate	-	-	609	609	840
Other	-	-	898	898	897
Consumer:
Home equity lines of credit	-	-	20	20	36
Second mortgages	-	-	708	708	897
Total impaired loans	$-	$-	$3,340	$3,340	$4,728

September 30, 2014:
Residential mortgage	$-	$-	$999	$999	$1,149
Construction and Development:
Residential and commercial	-	-	187	187	842
Commercial:	-	-
Commercial real estate	-	-	504	504	688
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	115	115	135
Second mortgages	-	-	695	695	894
Total impaired loans	$-	$-	$3,400	$3,400	$4,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three months ended December 31, 2014 and 2013.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Three Months Ended December 31, 2014:
Residential mortgage	$918	$-
Construction and Development:
Residential and commercial	179	1
Commercial:
Commercial real estate	523	-
Other	899	12
Consumer:
Home equity lines of credit	35	-
Second mortgages	729	-
Total	$3,283	$13

Three Months Ended December 31, 2013:
Residential mortgage	$1,363	$-
Construction and Development:
Residential and commercial	411	3
Land	237	3
Commercial:
Other	900	7
Consumer:
Home equity lines of credit	21	-
Second mortgages	570	-
Total	$3,502	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2014 and September 30, 2014.

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$228,161	$134	$1,212	$-	$229,507
Construction and Development:
Residential and commercial	5,209	687	143	-	6,039
Land	-	-	-	-	-
Commercial:
Commercial real estate	58,271	4,546	4,457	-	67,274
Multi-family	5,157	293	-	-	5,450
Other	4,421	284	898	-	5,603
Consumer:
Home equity lines of credit	24,310	-	120	-	24,430
Second mortgages	44,200	21	830	-	45,051
Other	2,660	15	-	-	2,675
Total	$372,389	$5,980	$7,660	$-	$386,029

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$230,065	$137	$1,122	$-	$231,324
Construction and Development:
Residential and commercial	5,777	-	187	-	5,964
Land	1,033	-	-	-	1,033
Commercial:
Commercial real estate	63,125	5,797	2,657	-	71,579
Multi-family	1,032	-	-	-	1,032
Other	3,555	1,025	900	-	5,480
Consumer:
Home equity lines of credit	22,177	-	115	-	22,292
Second mortgages	46,292	21	721	-	47,034
Other	2,823	16	-	-	2,839
Total	$375,879	$6,996	$5,702	$-	$388,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31,	September 30,
	2014	2014
	(in thousands)
Residential mortgage	$962	$1,232
Construction and Development:
Residential and commercial	35	78
Commercial:
Commercial real estate	609	504
Consumer:
Home equity lines of credit	20	115
Second mortgages	708	462
Total non-accrual loans	$2,334	$2,391

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $29,000 and $46,000 for the three months ended December 31, 2014 and 2013, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2014 or September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2014 and September 30, 2014.

			60 - 89	90 Days
		30 - 59	Days	or
		Days Past	Past	More Past	Total	Total Loans
	Current	Due	Due	Due	Past Due	Receivable
	(In thousands)
December 31, 2014:
Residential mortgage	$226,384	$1,400	$761	$962	$3,123	$229,507
Construction and Development:
Residential and commercial	6,004	-	-	35	35	6,039
Land	-	-	-	-	-	-
Commercial:
Commercial real estate	66,665	-	-	609	609	67,274
Multi-family	5,450	-	-	-	-	5,450
Other	5,603	-	-	-	-	5,603
Consumer:
Home equity lines of credit	24,410	-	-	20	20	24,430
Second mortgages	43,793	496	54	708	1,258	45,051
Other	2,665	-	10	-	10	2,675
Total	$380,974	$1,896	$825	$2,334	$5,055	$386,029

September 30, 2014:
Residential mortgage	$229,257	$835	$-	$1,232	$2,067	$231,324
Construction and Development:
Residential and Commercial	5,886	-	-	78	78	5,964
Land	1,033	-	-	-	-	1,033
Commercial:
Commercial real estate	71,075	-	-	504	504	71,579
Multi-family	1,032	-	-	-	-	1,032
Other	5,480	-	-	-	-	5,480
Consumer:
Home equity lines of credit	22,177	-	-	115	115	22,292
Second mortgages	45,847	200	525	462	1,187	47,034
Other	2,822	17	-	-	17	2,839
Total	$384,609	$1,052	$525	$2,391	$3,968	$388,577

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The Company had three loans classified as TDRs with an outstanding balance of $1.0 million and $1.1 million at December 31, 2014 and September 30, 2014, respectively. All of our TDR loans at December 31, 2014 were also classified as impaired; however, they were performing prior to the restructure and all except one loan, continued to perform under their restructured terms through December 31, 2014, and, accordingly, were deemed to be performing loans at December 31, 2014 and we continued to accrue interest on such loans through such date. At December 31, 2014, one construction and development TDR loan with a balance of $22,000 was deemed a non-accruing TDR and was also deemed impaired at December 31, 2014. At September 30, 2014, three loans deemed TDRs with an aggregate balance of $1.1 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2014, and, accordingly, were deemed to be performing loans at September 30, 2014 and we continued to accrue interest on such loans through such date. At September 30, 2014, one construction and development TDR loan with a balance of $78,000 was deemed a non-accruing TDR and was also deemed impaired at September 30, 2014. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

The following table presents our TDR loans as of December 31, 2014 and September 30, 2014.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2014:
Construction and Development:
Residential and commercial	2	$131	1	$22
Commercial:
Other	1	898	-	-
Total	3	$1,029	1	$22

At September 30, 2014:
Construction and Development:
Residential and commercial	2	$187	1	$78
Commercial:
Other	1	900	-	-
Total	3	$1,087	1	$78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	December 31, 2014		September 30, 2014
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Construction and Development:
Residential and commercial	$109	$22	$109	$78
Commercial:
Other	898	-	900	-
Total	$1,007	$22	$1,009	$78

The following table shows the new TDR’s for the three months ended December 31, 2014 and 2013.There was no new TDR activity for the three months ended December 31, 2014.

	December 31, 2014			December 31, 2013
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Construction and Development:
Residential and commercial	-	$-	$-	2	$484	$484
Total troubled debt restructurings	-	$-	$-	2	$484	$484

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality - predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Federal Savings Bank, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

The Bank will remain adequately capitalized under the implementation of Basel III, which was effective January 1, 2015.

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

Management believes, as of December 31, 2014, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Tangible Capital (to tangible assets)	$65,418	10.97%	$	≥8,943	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	65,418	10.97		≥23,848	4.00	≥29,810	5.00%
Tier 1 Capital (to risk-weighted assets)	65,418	18.53		≥14,123	4.00	≥21,185	6.00
Total risk-based Capital (to risk-weighted assets)	69,835	19.78		≥28,246	8.00	≥35,308	10.00

As of September 30, 2014:
Tangible Capital (to tangible assets)	$64,414	12.09%	$	≥7,990	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	64,414	12.09		≥21,305	4.00	≥26,632	5.00%
Tier 1 Capital (to risk-weighted assets)	64,414	19.50		≥13,212	4.00	≥19,818	6.00
Total risk-based Capital (to risk-weighted assets)	68,549	20.75		≥26,424	8.00	≥33,030	10.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1-Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2-Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3-Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at December 31, 2014 and September 30, 2014.
24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
		(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$16,379	$-	$16,379	$-
State and municipal obligations	18,824	-	18,824	-
Single issuer trust preferred security	850	-	850	-
Corporate debt securities	34,471	-	34,471	-
Total investment securities available for sale	70,524	-	70,524	-

Mortgage-backed securities available for sale:
FNMA, fixed-rate	16,786	-	16,786	-
FHLMC, fixed-rate	14,923	-	14,923	-
CMO, fixed-rate-fate	33,553	-	33,923	-
Total mortgage-backed securities available for sale	65,262	-	65,262	-
Total	$135,786	$-	$135,786	$-

	September 30, 2014
	Total	Level 1	Level 2	Level 3
		(In thousands)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$19,256	$-	$19,256	$-
State and municipal obligations	2,500	-	2,500	-
Single issuer trust preferred security	880	-	880	-
Corporate debt securities	1,525	-	1,525	-
Total investment securities available for sale	24,161	-	24,161	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	418	-	418	-
Fixed-rate	16,808	-	16,808	-
FHLMC:
Adjustable-rate	3,595	-	3,595	-
Fixed-rate	11,996	-	11,996	-
CMO, fixed-rate-fate	43,965	-	43,965	-
Total mortgage-backed securities available for sale	76,782	-	76,782	-
Total	$100,943	$-	$100,943	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2014 and September 30, 2014:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$233	$-	$-	$233
Impaired loans (4)	27	-	-	27
Mortgage servicing rights	8	-	8	-
Total	$268	$-	$8	$260

	December 31, 2014
	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$233	Appraisal of collateral (1)	Collateral discounts (2)	0 − 7%/(7%)
Impaired loans (3)	27	Appraisal of collateral (1)	Collateral discounts (2)	0 − 63%/(63%)
Total	$260

(1)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes assets directly charged-down to fair value during the year-to-date period.
(4)	At December 31, 2014, consisted of one loan with an aggregate balance of $27,000 and no specific loan loss allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$1,030	$-	$-	$1,030
Impaired loans (4)	887	-	-	887
Mortgage servicing rights	160	-	160	-
Total	$2,077	$-	$160	$1,917

	September 30, 2014
	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$1,030	Appraisal of collateral (1)	Collateral discounts (2)	16 − 72%/(38%)
Impaired loans (3)	887	Appraisal of collateral (1)	Collateral discounts (2)	7 − 52%/(20%)
Total	$1,917

(1)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Includes assets directly charged-down to fair value during the year-to-date period.
(4)	At September 30, 2014, consisted of six loans with an aggregate balance of $887,000 and no specific loan loss allowance.

The following table shows active information regarding significant techniques and inputs used at December 31, 2014 and September 30, 2014 for measures in a non-recurring basis using unobservable inputs (Level 2):

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Method or Value as of December 31, 2014
	(In thousands)
Mortgage servicing rights	$8	Discounted rate	Discount rate	11.00 − 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.15%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	6.25%	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2014
	(In thousands)
Mortgage servicing rights	$160	Discounted rate	Discount rate	11.00 − 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.15%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	6.25%	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2014 and September 30, 2014 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents. These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities. Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of December 31, 2014 or September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

Loans Receivable. We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 825 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for FASB ASC 825 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates.

Loans Held-For-Sale. The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. There were no loans held for sale at December 31, 2014 or September 30, 2014.

Impaired Loans. Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.

Accrued Interest Receivable. This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Restricted Stock. Although restricted stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Other Real Estate Owned. Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of, among other factors, changes in the economic conditions.

Deposits. Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.

Long-Term Borrowings. Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FASB ASC 825. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Accrued Interest Payable. This liability is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

Commitments to Extend Credit and Letters of Credit. The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

Mortgage Servicing Rights. The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions, such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows. Mortgage servicing rights are carried at the lower of cost or fair value.

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2014 and September 30, 2014 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2014:
Financial assets:
Cash and cash equivalents	$48,052	$48,052	$48,052	$-	$-
Investment securities available for sale	135,786	135,786	-	135,786	-
Loans receivable, net	383,389	386,715	-	-	386,715
Accrued interest receivable	1,623	1,623	-	1,623	-
Restricted stock	3,805	3,805	-	3,805	-
Mortgage servicing rights	441	482	-	482	-
Financial liabilities:
Savings accounts	44,747	44,747	-	44,747	-
Checking and NOW accounts	109,190	109,190	-	109,190	-
Money market accounts	69,553	69,553	-	69,553	-
Certificates of deposit	217,135	219,721	-	219,721	-
FHLB advances	78,000	79,804	-	79,804	-
Accrued interest payable	251	251	-	251	-

September 30, 2014:
Financial assets:
Cash and cash equivalents	$19,187	$19,187	$19,187	$-	$-
Investment securities available for sale	100,943	100,943	-	100,943	-
Loans receivable, net	386,074	388,202	-	-	388,202
Accrued interest receivable	1,322	1,322	-	1,322	-
Restricted stock	3,503	3,503	-	3,503	-
Mortgage servicing rights	453	512	-	512	-
Financial liabilities:
Savings accounts	44,917	44,917	-	44,917	-
Checking and NOW accounts	104,980	104,980	-	104,980	-
Money market accounts	59,529	59,529	-	59,529	-
Certificates of deposit	203,527	207,080	-	207,080	-
FHLB advances	48,000	49,627	-	49,627	-
Accrued interest payable	149	149	-	149	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Three Months Ended December 31,
	2014	2013
	(Dollar in thousands)

At federal statutory rate	$-	$-
Adjustments resulting from:
State tax, net of federal benefit	-	3
	$-	$3

Effective tax rate	0.00%	$4.40%

Deferred income taxes at December 31, 2014 and September 30, 2014 were as follows:

	December 31,	September 30,
	2014	2014
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$545	$932
Allowance for loan losses	2,974	3,051
Non-accrual interest	171	122
Write-down of real estate owned	211	270
Alternative minimum tax (AMT) credit carryover	64	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	455	455
Charitable contributions	38	36
Depreciation	139	127
Federal net operating loss	7,160	7,159
Other	68	54
Total Deferred Tax Assets	12,162	12,607
Valuation allowance for DTA	(9,577)	(10,074)
Total Deferred Tax Assets, Net of Valuation Allowance	2,585	2,533
Deferred Tax Liabilities:
State net operating income	(16)	(3)
Mortgage servicing rights	(150)	(154)
Total Deferred Tax Liabilities	(166)	(157)
Deferred Tax Assets, Net	$2,419	$2,376

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2014 and September 30, 2014. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Malvern Bancorp, Inc., a Pennsylvania chartered Company, and the term the “Bank” refers to Malvern Federal Savings Bank, a federally chartered savings bank and wholly owned subsidiary of the Company.  In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be represented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Earnings-Net Interest Income and Margin.”

Critical Accounting Policies

The accounting and reporting policies followed by Malvern Bancorp, Inc. and its subsidiaries (the “Company”) conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the statements of operations. Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, other real estate owned, fair value measurements, deferred tax assets  and the other-than-temporary impairment evaluation of securities to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at December 31, 2014 was appropriate under GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2014, the Company had $260,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.4 million at both December 31, 2014 and September 30, 2014. In evaluating the need for a valuation allowance, we estimated our viable tax planning strategies that we could employ so that the asset would not go unused. We feel that the DTA balance of $2.4 million as of December 31, 2014 is appropriate since it is the amount of such estimated tax planning strategies. Our total deferred tax assets decreased to $12.2 million at December 31, 2014 compared to $12.6 million at September 30, 2014. Our DTA valuation allowance amounted to $9.6 million at December 31, 2014 compared to $10.1 million at September 30, 2014. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

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

Earnings

Net income available to common shareholders for the three months ended December 31, 2014 amounted to $321,000 compared to $64,000 for the comparable three-month period ended December 31, 2013. The Company recorded earnings per common share of $0.05 for the three months ended December 31, 2014 as compared with earnings of $0.01 per common share for the same three months in fiscal 2014. The annualized return on average assets was 0.22 percent for the three months ended December 31, 2014, compared to 0.04 percent for three months ended December 31, 2013. The annualized return on average shareholders’ equity was 1.65 percent for the three-month period ended December 31, 2014, compared to 0.34 percent for the three months ended December 31, 2013.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues. We believe this to be the preferred measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated, together with a reconciliation of net interest income as reported under GAAP.

Net Interest Income (tax-equivalent basis)

	Three Months Ended December 31,
			Increase	Percent
(dollars in thousands)	2014	2013	(Decrease)	Change
Interest income:
Loans, including fees	$4,203	$4,529	$(326)	(7.20)%
Investment securities	564	627	(63)	(10.05)
Dividends, restricted stock	37	14	23	164.29
Interest-bearing cash accounts	23	15	8	53.33
Total interest income	4,827	5,185	(358)	(6.90)
Interest expense:
Deposits	859	1,067	(208)	(19.49)
Borrowings	393	263	130	49.43
Total interest expense	1,252	1,330	(78)	(5.86)
Net interest income on a fully tax-equivalent basis	3,575	3,855	(280)	(7.26)
Tax-equivalent adjustment (1)	(14)	(20)	6	(30.00)
Net interest income, as reported under GAAP	$3,561	$3,835	$(274)	(7.14)%

(1) Computed using a federal income tax rate of 34 percent for the three months ended December 31, 2014 and 2013.

Net interest income on a fully tax-equivalent basis decreased $280,000 or 7.3 percent to $3.6 million for the three months ended December 31, 2014 as compared to the same period in fiscal 2014. For the three months ended December 31, 2014, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis contracted 14 basis points to 2.61 percent from 2.75 percent during the three months ended December 31, 2013. For the three months ended December 31, 2014, a decrease in the average yield on interest-earning assets of 18 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of two basis points, resulting in a decrease in the Company’s net interest spread of 16 basis points for the period. Net interest margin compression during the first quarter period of 2015, occurred primarily as result of a high liquidity pool carried during the quarter and the timing of new asset growth. This, coupled with a continued high level of asset prepayments and maturities during the quarter, dampened other actions (including a growth in the Company’s customer base and enhancement the Company’s liquidity position, effected while the Company strived to increase its earning assets base) taken to improve the margin.

For the three-month period ended December 31, 2014, interest income on a tax-equivalent basis decreased by $358,000 or 6.9 percent compared to the same three-month period in fiscal 2014. This decrease in interest income was due primarily to a volume decrease in investment securities and loans along with a decline in average yields due to the lower interest rate environment. Average investment securities volume decreased during the current three-month period by $12.5 million, to $114.1 million, compared to the first quarter of fiscal 2014. The loan portfolio decreased on average $19.3 million, to $389.5 million, from an average of $408.8 million in the same quarter in fiscal 2014, reflecting net decreases in single-family residential loans, construction loans and consumer loans of the loan portfolio. Average loans represented approximately 71.0 percent of average interest-earning assets during the first quarter of fiscal 2015 compared to 72.9 percent in the same quarter in fiscal 2014.

For the three months ended December 31, 2014, interest expense decreased $78,000, or 5.9 percent from the same period in fiscal 2014. The average rate of interest-bearing liabilities decreased two basis points to 1.07 percent for the three months ended December 31, 2014, from 1.09 percent for the three months ended December 31, 2013. At the same time, the volume of average interest-bearing liabilities decreased by $23.6 million. This decrease was primarily in certificates of deposit, money market and other interest-bearing deposits of $51.8 million, $5.5 million and $2.5 million, respectively, and was partially offset by increases in borrowings of $34.1 million and savings accounts of $2.1 million.  For the three months ended December 31, 2014, the Company’s net interest spread on a tax-equivalent basis decreased to 2.45 percent, from 2.61 percent for the three months ended December 31, 2013.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the three month periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31, 2014 and 2013 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change

Interest-earning assets:
Loans, including fees	$(853)	$527	$(326)
Investment securities	(247)	184	(63)
Interest-bearing cash accounts	51	(43)	8
Dividends, restricted stock	13	10	23
Total interest-earning assets	(1,036)	678	(358)

Interest-bearing liabilities:
Money market deposits	(15)	15	-
Savings deposits	1	-	1
Certificates of deposit	(808)	600	(208)
Other interest-bearing deposits	(3)	2	(1)
Total interest-bearing deposits	(825)	617	(208)
Borrowings	924	(794)	130
Total interest-bearing liabilities	99	(177)	(78)
Change in net interest income	$(1,135)	$855	$(280)

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin (net interest income as a percentage of average interest-earning assets). Tax-exempt income and yields have been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended December 31,
	2014			2013
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$389,544	$4,203	4.32%	$408,802	$4,529	4.43%
Investment securities	114,129	564	1.98	126,600	627	1.98
Interest-bearing cash accounts	41,315	23	0.22	22,531	15	0.27
Dividends, restricted stock	3,754	37	3.94	3,063	14	1.83
Total interest-earning assets	548,742	4,827	3.52	560,996	5,185	3.70
Non interest-earning assets:
Cash and due from banks	1,162			1,375
Bank-owned life insurance	18,331			21,414
Other assets	13,214			16,758
Allowance for loan losses	(4,600)			(5,021)
Total non interest-earning assets	28,107			34,526
Total assets	$576,849			$595,522

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$61,192	$45	0.29%	$66,704	$45	0.27%
Savings deposits	44,865	7	0.06	42,756	6	0.06
Certificates of deposit	203,104	786	1.55	254,927	994	1.56
Other interest-bearing deposits	84,064	21	0.10	86,592	22	0.10
Total interest-bearing deposits	393,225	859	0.87	450,979	1,067	0.95
Borrowings	72,945	393	2.16	38,841	263	2.71
Total interest-bearing liabilities	466,170	1,252	1.07	489,820	1,330	1.09
Non interest-bearing liabilities:
Demand deposits	26,770			25,441
Other liabilities	6,151			4,934
Total non interest-bearing liabilities	32,921			30,375
Shareholders’ equity	77,758			75,327
Total liabilities and shareholders’ equity	$576,849			$595,522
Net interest income (tax-equivalent basis)		3,575			3,855
Net interest spread			2.45%			2.61%
Net interest margin (tax equivalent basis)			2.61%			2.75%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a GAAP basis			2.60%			2.73%
Tax-equivalent adjustment (2)		(14)			(20)
Net interest income		$3,561			$3,835

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2) Computed using a federal income tax rate of 34 percent for the periods ended December 31, 2014 and 2013.

Investment Portfolio

At December 31, 2014, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate securities, trust preferred securities, asset backed securities and equity securities.

During the three months ended December 31, 2014, approximately $21.1 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Company’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, the Bank has been actively reviewing its investments and has engaged in certain transactions in its investment securities in its efforts to protect itself from undue interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Bank determines to sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended December 31, 2014, average investment securities decreased $12.5 million to approximately $114.1 million, or 20.8 percent of average interest-earning assets, from $126.6 million on average, or 22.6 percent of average interest-earning assets, for the comparable period in fiscal 2014.

During the three-month period ended December 31, 2014, the volume-related factors applicable to the investment portfolio decreased interest income by approximately $247,000 while rate-related changes resulted in an increase in interest income of approximately $184,000 from the same period in fiscal 2014. The tax-equivalent yield on investments remained the same for the three-month period ended December 31, 2014 as compared to the three-month period ended December 31, 2013 at 1.98 percent.

At December 31, 2014, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in shareholders’ equity, net of tax, amounted to $1.2 million as compared with net unrealized losses of $1.4 million at September 30, 2014. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Loan Portfolio

Lending is one of the Company’s primary business activities. The Company’s loan portfolio consists of residential, construction and development, commercial and consumer loans, serving the diverse customer base in its market area. The composition of the Company’s portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Growth is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets and entry into new markets.

The Company seeks to create growth in commercial lending by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area. Products offered are designed to meet the financial requirements of the Company’s customers. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

At December 31, 2014, total loans amounted to $386.0 million, a decrease of $2.5 million or 0.7 percent as compared to September 30, 2014. For the three-month period ended December 31, 2014, growth of $4.5 million in the multi-family and other commercial loans  were offset by decreases of $4.3 million in commercial real estate loans, $1.8 million in residential mortgage loans and $958,000 in construction and development loans. Total gross loans recorded in the quarter included $16.4 million of new loans and advances, offset by payoffs and principal payments of $19.0 million.

 At December 31, 2014, the Company had $9.4 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans decreased $19.3 million or 4.7 percent for the three months ended December 31, 2014 as compared to the same period in fiscal 2014, while the average yield on loans decreased by 11 basis points as compared with the same period in fiscal 2014. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The decrease in average total loan volume was due primarily to decreased customer activity. The volume-related factors during the period contributed decreased interest income of $853,000, while the rate-related changes increased interest income by $527,000.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (the “allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for probable credit losses inherent in the loan portfolio based upon a periodic evaluation of the portfolio’s risk characteristics. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the extraordinary economic volatility impacting national, regional and local markets, the Company’s analysis of its allowance for loan losses takes into consideration the potential impact that current trends may have on the Company’s borrower base.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting Pennsylvania real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At December 31, 2014, the level of the allowance was $4.6 million, which was relatively constant with the amount of the allowance at September 30, 2014. Provisions to the allowance for the three-month period ended December 31, 2014 totaled $90,000 compared to $80,000 for the same period in fiscal 2014. The net charge offs were $79,000 for the three months ended December 31, 2014 compared to $325,000 in net charge-offs  for the three months ended December 31, 2013. The allowance for loan losses as a percentage of total loans amounted to 1.19 percent at December 31, 2014 compared to 1.18 percent at December 31, 2013.

The level of the allowance for the respective periods of fiscal 2015 and fiscal 2014 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at December 31, 2014 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$4,589	$5,090
Provision for loan losses	90	80
Charge-offs:
Construction and Development:
Residential and commercial	1	37
Commercial:
Commercial real estate	48	-
Consumer:
Home equity lines of credit	-	14
Second mortgages	31	320
Other	17	2
Total charge-offs	97	373
Recoveries:
Residential mortgage	1	11
Commercial:
Commercial real estate	2	2
Other	1	1
Consumer:
Second mortgages	12	33
Other	2	1
Total recoveries	18	48
Net charge-offs	79	325
Balance at end of period	$4,600	$4,845
Ratios:
Ratio of allowance for loan losses to non-accrual loans in portfolio	197.09%	166.61%
Ratio of net charge-offs to average loans outstanding in portfolio(1)	0.08%	0.32%
Ratio of net charge-offs to total allowance for loan losses(1)	6.87%	26.84%

(1) Annualized

 Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate allowance for loan losses at all times.

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection.

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as restructured, are not included within the Company’s non-performing loans.

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	December 31, 2014	September 30, 2014
	(in thousands)
Non-accrual loans	$2,334	$2,391
Accruing loans past due 90 days or more	-	-
Total non-performing loans	2,334	2,391
Other real estate owned	1,494	1,964
Total non-performing assets	$3,828	$4,355

Troubled debt restructured loans — performing	$1,007	$1,009

Non-performing assets decreased by $527,000 at December 31, 2014 from September 30, 2014. The decrease was attributable to loans returned to performing status of $57,000, payments of $11,000, other real estate owned sales proceeds net of gain and loss of $451,000 and other real estate owned write downs of $19,000, offset in part by the addition of one new residential loan (totaling approximately $92,000), three commercial loans (totaling approximately $127,000) and one consumer loan (totaling approximately $297,000) into non-performing status.

The Company held $1.5 million in other real estate owned at December 31, 2014 and $2.0 million at September 30, 2014, respectively.

Troubled debt restructured loans totaled $1.0 million at December 31, 2014 and $1.1 million at September 30, 2014. A total of $1.0 million and $1.0 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at December 31, 2014 and September 30, 2014, respectively. A total of $22,000 and $78,000 in troubled debt restructured loans were deemed non-performing at December 31, 2014 and September 30, 2014, respectively.

Overall credit quality in the Bank’s loan portfolio at December 31, 2014 remained relatively strong. Non-performing loans amounted to $2.3 million and $2.4 million at December 31, 2014 and September 30, 2014, respectively. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of December 31, 2014 have been identified and internally risk-rated as assets specially mentioned or substandard. Special mention loans were $6.0 million and $7.0 million at December 31, 2014 and September 30, 2014, respectively. Most of the improvement in special mention loans was attributable to seven commercial real estate loans with an aggregate balance of $1.7 million being moved to substandard loan grading during the first quarter ended December 31, 2014.  Substandard loans were $7.7 million and $5.7 million at December 31, 2014 and September 30, 2014, respectively.  The $1.9 million increase in substandard loans was attributable to the seven special mentioned loans being classified as substandard loans during the quarter ended December 31, 2014, as well as five new loans with an aggregate balance of $497,000 being classified as substandard loans.  Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

 At December 31, 2014, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
(dollars in thousands)	2014	2013	(Decrease)	Change
Service charges and other fees	$270	$258	$12	4.65%
Rental income-other	64	64	-	-
Gain on sale of investments, net	26	14	12	85.71
Gain on sale of loans, net	19	27	(8)	(29.63)
Earnings on bank-owned life insurance	132	145	(13)	(8.97)
Total other income	$511	$508	$3	0.59%

For the three months ended December 31, 2014, total other income amounted to $511,000, compared to total other income of $508,000 for the same period in fiscal 2014. The increase of $3,000 for the three months ended December 31, 2014 was primarily as a result of $26,000 in net gains on sales of investment securities compared to net gain on sales of investment securities of $14,000 for the same period in fiscal 2014. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $485,000 for the three months ended December 31, 2014, compared to $494,000 for the three months ended December 31, 2013. This decrease reflected a decrease in bank owned life insurance income of $13,000 and a decrease of $8,000 in net gain on sale of loans offset by an increase of $12,000 in service charges on deposit accounts.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
(dollars in thousands)	2014	2013	(Decrease)	Change
Salaries and employee benefits	$1,728	$2,067	$(339)	(16.40)%
Occupancy expense	424	516	(92)	(17.83)
Federal deposit insurance premium	167	191	(24)	(12.57)
Advertising	85	158	(73)	(46.20)
Data processing	302	330	(28)	(8.48)
Professional fees	343	485	(142)	(29.28)
Other real estate owned (income)/expense, net	(36)	13	(49)	(376.92)
Other operating expenses	648	436	212	48.62
Total other expense	$3,661	$4,196	$(535)	(12.75)%

 For the three months ended December 31, 2014, total other expense decreased $535,000 or 12.8 percent, from the comparable three months ended December 31, 2013. This was primarily attributable to decreases in salaries and employee benefits of $339,000, professional fees of $142,000, occupancy and equipment of $92,000, advertising of $73,000,  other real estate (income)/expense of $49,000,  data processing of $28,000 and federal deposit insurance premium of $24,000. These decreases were partially offset by an increase of $212,000 in other operating expense.

Salaries and employee benefits expense for the quarter ended December 31, 2014 decreased $339,000 or 16.4 percent over the comparable period in the prior year.  Full-time equivalent staffing levels were 84 at December 31, 2014 and 111 at December 31, 2013.

Occupancy and equipment expense for the quarter ended December 31, 2014 decreased $92,000, or 17.8 percent, from the comparable three-month period ended December 31, 2013. The decrease for the quarter was primarily attributable to a decrease in rent expense of $21,000, a decrease in building and equipment expenses of $16,000 and a decrease in building insurance of $46,000.   The reduction in rent and building and equipment expenses were due to elimination of expenses related to a branch closure in fiscal 2014 as well as a reduction  in expenses associated with janitorial, snow removal and related activities  The decrease in building insurance was due to a reclass of certain insurance expense from occupancy expense  to other operating expenses.

Professional and consulting expense for the three months ended December 31, 2014 decreased $142,000 or 29.3 percent compared to the comparable quarter of fiscal 2014, primarily reflecting lower expenses related to loan workouts.

Other operating expense for the three months ended December 31, 2014 increased $212,000, or 48.6 percent, compared to the same quarter of fiscal 2014.  The increase in operating expense during the quarter ended December 31, 2014 was primarily due to a reclass of director compensation from salaries and employee benefits to other operating expenses and a reclass of insurance and bond expense from occupancy expense to other operating expenses.

Provision for Income Taxes

For the quarter ended December 31, 2014, the Company recorded no income tax expense, compared with $3,000 of income tax expense for the quarter ended December 31, 2013. The effective tax rates for the quarterly periods ended December 31, 2014 and 2013 were 0.0 percent and 4.4 percent, respectively.

Recent Accounting Pronouncements

Note 2 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Asset and Liability Management

Asset and Liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. The composition of the Company’s statement of condition is planned and monitored by the Asset and Liability Committee (“ALCO”). In general, management’s objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring the components of the statement of condition and the interaction of interest rates.

Short-term interest rate exposure analysis is supplemented with an interest sensitivity gap model. The Company utilizes interest sensitivity analysis to measure the responsiveness of net interest income to changes in interest rate levels. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different than that of a supporting interest-bearing liability, or when an interest-bearing liability matures or when its interest rate changes in a time period different than that of an earning asset that it supports. While the Company matches only a small portion of specific assets and liabilities, total earning assets and interest-bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames. The difference between interest-sensitive assets and interest-sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Company may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending in part on management’s judgment as to projected interest rate trends.

The Company’s interest rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (“RSA”) and rate sensitive liabilities (“RSL”). For example, a short-funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset-sensitive position and a ratio less than 1 indicates a liability-sensitive position.

 A negative gap and/or a rate sensitivity ratio less than 1 tends to expand net interest margins in a falling rate environment and reduce net interest margins in a rising rate environment. Conversely, when a positive gap occurs, generally margins expand in a rising rate environment and contract in a falling rate environment. From time to time, the Company may elect to deliberately mismatch liabilities and assets in a strategic gap position.

At December 31, 2014, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 0.60:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2015, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including investment securities available-for-sale. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Impact of Inflation and Changing Prices

The financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations; unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Liquidity

The liquidity position of the Company is dependent primarily on successful management of the Bank’s assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers’ requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit inflows, can satisfy such needs. The objective of liquidity management is to enable the Company to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner.

Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. Under its liquidity risk management program, the Company regularly monitors correspondent bank funding exposure and credit exposure in accordance with guidelines issued by the banking regulatory authorities. Management uses a variety of potential funding sources and staggering maturities to reduce the risk of potential funding pressure. Management also maintains a detailed contingency funding plan designed to respond adequately to situations which could lead to stresses on liquidity. Management believes that the Company has the funding capacity to meet the liquidity needs arising from potential events. The Company maintains borrowing capacity through the Federal Home Loan Bank of Pittsburg secured with loans and marketable securities.

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale.

At December 31, 2014, the Company had $48.1 million in cash and cash equivalent compared to $19.2 million at September 30, 2014. In addition, our available for sale investment securities amounted to $135.8 million at December 31, 2014 and $100.9 million at September 30, 2014.

Deposits

Total deposits increased to $440.6 million at December 31, 2014 from $413.0.million at September 30, 2014. Total interest-bearing deposits increased from $389.9 million at September 30, 2014 to $418.3 million at December 31, 2014, an increase of $28.4 million or 7.3 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $10.3 million to a total of $295.9 million at December 31, 2014 as compared to $285.6 million at September 30, 2014. Time deposits $100,000 and over increased $18.2 million as compared to September 30, 2014 primarily due to increase in certificates of deposit. Time deposits $100,000 and over represented 27.8 percent of total deposits at December 31, 2014 compared to 25.3 percent at September 30, 2014.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $223.5 million at December 31, 2014 increased by $14.1 million, or 6.7 percent, from September 30, 2014. Total demand deposits, savings and money market accounts were 50.7 percent of total deposits at December 31, 2014 and at September 30, 2014. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $3.2 million, or 1.92 percent, from $166.1 million at September 30, 2014 to $169.3 million at December 31, 2014 and represented 38.4 percent of total deposits at December 31, 2014 as compared with 40.2 percent at September 30, 2014.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the first quarter of fiscal 2015.

The following table depicts the Company’s core deposit mix at December 31, 2014 and September 30, 2014 based on the Company’s alternative calculation:

	December 31, 2014		September 30, 2014		Dollar Change
	Amount	Percentage	Amount	Percentage	2015 vs. 2014
	(dollars in thousands)
Non interest-bearing demand	$22,242	13.1%	$23,059	13.9%	$(817)
Interest-bearing demand	86,948	51.4	81,921	49.3	5,027
Savings	44,747	26.4	44,917	27.1	(170)
Money market deposits under $100	15,325	9.1	16,178	9.7	(853)
Total core deposits	$169,262	100.0%	$166,075	100.0%	$3,187

Total deposits	$440,625		$412,953		$27,672
Core deposits to total deposits		38.4%		40.2%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. At December 31, 2014, we had no short-term borrowings.

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $78.0 million and $48.0 million at December 31, 2014 and September 30, 2014, respectively, and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2014.

	Payments Due by Period
	Less than	One to	Three to	More than
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Long-term debt obligations	$-	$15,000	$63,000	$-	$78,000
Certificates of deposit	95,574	89,056	29,022	3,483	217,135
Operating lease obligations	195	429	429	4,119	5,172
Total contractual obligations	$95,769	$104,485	$92,451	$7,602	$300,307

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2014, cash and cash equivalents increased by $28.9 million over the balance at September 30, 2014. Net cash of $1.7 million was used by operating activities, primarily, net income as adjusted to net cash. Net income of $321,000 was adjusted principally by net gains on sales of investment securities of $26,000, amortization of premiums and accretion of discounts on investment securities net of $2.6 million, a decrease in other assets of $311,000 and an increase in other liabilities of $671,000. Net cash used by investing activities amounted to approximately $28.5million, primarily reflecting a net increase in investment securities of $31.1 million. Net cash of $59.0 million was used in financing activities, primarily from the increase in deposits of $27.7 million and an increase of $30.0 million in FHLB advances.

Shareholders’ Equity

       Total shareholders’ equity amounted to $77.9 million, or 12.9 percent of total assets, at December 31, 2014, compared to $76.8 million or 14.2 percent of total assets at September 30, 2014. Book value per common share was $11.88 at December 31, 2014, compared to $11.71 at September 30, 2014.

	December 31,	September 30,
	2014	2014
	(in thousands, except for share data)
Shareholders’ equity	$77,885	$76,772

Book value per common share	$11.88	$11.71

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  There has been no material change in the Company’s asset and liability position since September 30, 2014.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (who was also performing the duties as acting principal financial officer as of the date of filing this Quarterly Report on Form 10-Q) the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer (who was also performing the duties as acting principal financial officer as of the date of filing this Quarterly Report on Form 10-Q) concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

MALVERN BANCORP, INC.

February 13, 2015	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer
(Also authorized to sign this report as acting chief financial officer at the time this Form 10-Q is filed.)

