Form 10-Q
period 2015-03-31
MALVERN BANCORP, INC.
filed 2015-05-14
CIK 1550603

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	6,558,473 shares
(Title of Class)	(Outstanding as of May 12, 2015)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015, or for any other interim period. The Malvern Bancorp, Inc. 2014 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Cash and due from depository institutions	$1,056	$1,203
Interest bearing deposits in depository institutions	50,587	17,984
Cash and cash equivalents	51,643	19,187
Investment securities available-for-sale, at fair value	113,557	100,943
Investment securities held-to-maturity (fair value of $50,310 and $0, respectively)	50,697	-
Restricted stock, at cost	4,602	3,503
Loans receivable, net of allowance for loan losses of $4,612 and $4,589, respectively	377,340	386,074
Other real estate owned	1,430	1,964
Accrued interest receivable	2,168	1,322
Property and equipment, net	6,592	6,823
Deferred income taxes, net	2,940	2,376
Bank-owned life insurance	18,527	18,264
Other assets	1,610	1,808
Total Assets	$631,106	$542,264

LIABILITIES
Deposits:
Deposits – noninterest-bearing	$25,111	$23,059
Deposits – interest-bearing	419,035	389,894
Total Deposits	444,146	412,953
FHLB advances	98,000	48,000
Advances from borrowers for taxes and insurance	4,367	1,786
Accrued interest payable	307	149
Other liabilities	4,260	2,604
Total Liabilities	551,080	465,492

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473	66	66
Additional paid-in capital	60,331	60,317
Retained earnings	21,445	20,116
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,848)	(1,922)
Accumulated other comprehensive income (loss)	32	(1,805)
Total Shareholders’ equity	80,026	76,772
Total Liabilities and Shareholders’ equity	$631,106	$542,264

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except for per share data)	2015	2014	2015	2014

Interest and Dividend Income
Loans, including fees	$4,126	$4,445	$8,328	$8,972
Investment securities, taxable	778	549	1,292	1,104
Investment securities, tax-exempt	96	54	133	108
Dividends, restricted stock	142	19	179	33
Interest-bearing cash accounts	24	12	47	27
Total Interest and Dividend Income	5,166	5,079	9,979	10,244
Interest Expense
Deposits	859	999	1,718	2,066
Borrowings	471	262	864	525
Total Interest Expense	1,330	1,261	2,582	2,591
Net interest income	3,836	3,818	7,397	7,653
Provision for Loan Losses	-	-	90	80
Net Interest Income after Provision for Loan Losses	3,836	3,818	7,307	7,573
Other Income
Service charges and other fees	264	224	534	482
Rental income-other	64	64	128	128
Net gains on sales of investments, net	266	-	292	14
Net gains on sale of loans, net	20	29	39	56
Earnings on bank-owned life insurance	131	140	263	285
Total Other Income	745	457	1,256	965
Other Expense
Salaries and employee benefits	1,550	2,072	3,278	4,139
Occupancy expense	465	589	889	1,105
Federal deposit insurance premium	184	177	351	368
Advertising	60	216	145	374
Data processing	301	308	603	638
Professional fees	434	690	777	1,175
Other real estate owned (income)/expense, net	(59)	84	(95)	97
Other operating expenses	638	564	1,286	1,000
Total Other Expense	3,573	4,700	7,234	8,896
Income (loss) before income tax expense (benefit)	1,008	(425)	1,329	(358)
Income tax expense	-	1	-	4
Net Income (Loss)	$1,008	$(426)	$1,329	$(362)

Basic Earnings (Loss) Per Share	$0.16	$(0.07)	$0.21	$(0.06)
Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2015	2014	2015	2014

Net Income (Loss)	$1,008	$(426)	$1,329	$(362)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains on available-for-sale securities	1,947	1,582	3,109	228
Tax effect	(662)	(538)	(1,057)	(78)
Net of tax amount	1,285	1,044	2,052	150
Reclassification adjustment for net gains arising during the period	(266)	-	(292)	(14)
Tax effect	90	-	99	5
Net of tax amount	(176)	-	(193)	(9)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to- maturity	(33)	-	(33)	-
Tax effect	11	-	11	-
Net of tax amount	(22)	-	(22)	-
Total other comprehensive income	1,087	1,044	1,837	141
Total comprehensive income (loss)	$2,095	$618	$3,166	$(221)

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (Unaudited)

		Additional				Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Unearned	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	ESOP Shares	Income (Loss)	Equity
	(in thousands, except share data)
Balance, October 1, 2013	$66	$60,302	$19,793	$-	$(2,067)	$(2,688)	$75,406
Net Loss	-	-	(362)	-	-	-	(362)
Other comprehensive income	-	-	-	-	-	141	141
Committed to be released ESOP shares (7,200 shares)	-	11	-	-	73	-	84
Balance, March 31, 2014	$66	$60,313	$19,431	$-	$(1,994)	$(2,547)	$75,269

Balance, October 1, 2014	$66	$60,317	$20,116	$-	$(1,922)	$(1,805)	$76,772
Net Income	-	-	1,329	-	-	-	1,329
Other comprehensive income	-	-	-	-	-	1,837	1,837
Committed to be released
ESOP shares (7,200 shares)	-	14	-	-	74	-	88
Balance, March 31, 2015	$66	$60,331	$21,445	$-	$(1,848)	$32	$80,026

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended March 31,
(in thousands)	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$1,329	$(362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	321	321
Provision for loan losses	90	80
Deferred income taxes benefit	(1,510)	(141)
ESOP expense	88	84
Amortization (accretion) of premiums and discounts on investment securities, net	208	(628)
Amortization (accretion) of loan origination fees and costs	202	(333)
Amortization of mortgage service rights	40	7
Net gain on sale of investment securities available-for-sale	(292)	(14)
Net gain on sale of secondary market loans	(39)	(56)
Proceeds on sale of secondary market loans	1,555	3,626
Originations of secondary market loans	(1,516)	(3,570)
Gain on sale of other real estate owned	(114)	-
Write down of other real estate owned	19	56
Earnings on bank-owned life insurance	(263)	(285)
(Increase) decrease in accrued interest receivable	(846)	24
Increase (decrease) in accrued interest payable	158	(11)
Increase in other liabilities	1,656	7
Decrease in other assets	170	23
Net Cash Provided by (Used in) Operating Activities	1,256	(1,172)
Cash Flows from Investing Activities
Investment securities available-for-sale
Purchases	(113,238)	(4,266)
Sales	51,225	824
Maturities, calls and principal repayments	4,838	6,757
Investment securities held-to-maturity:
Purchases	(4,152)	-
Maturities, calls and principal repayments	883	-
Proceeds from sale of loans	-	10,367
Loan buyback for sale of loans	-	(1,117)
Loan purchases	-	(15,934)
Loan originations and principal collections, net	8,442	10,021
Proceeds from sale of other real estate owned	629	1,629
Additions to mortgage servicing rights	(12)	(24)
Proceeds from cash surrender on bank-owned life insurance	-	763
Net increase in restricted stock	(1,099)	(338)
Purchases of property and equipment	(90)	(93)
Net Cash (Used in) Provided by Investing Activities	(52,574)	8,589
Cash Flows from Financing Activities
Net increase (decrease) in deposits	31,193	(25,873)
Net increase in FHLB line of credit	-	2,000
Proceeds for long-term borrowings	50,000	5,000
Increase in advances from borrowers for taxes and insurance	2,581	2,014
Net Cash Provided by (Used in) Financing Activities	83,774	(16,859)
Net Increase (Decrease) in Cash and Cash Equivalents	32,456	(9,442)
Cash and Cash Equivalent – Beginning	19,187	23,687
Cash and Cash Equivalent – Ending	$51,643	$14,245
Supplementary Cash Flows Information
Interest paid	$2,423	$2,602
Income taxes paid	$-	$17
Non-cash transfer of loans to other real estate owned	$-	$81
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$47,429	$-

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

Note 2 – Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customer about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the provisions of ASU No. 2015-05 and has determined that the new standard has no material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” The FASB is issuing the amendments in this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU No. 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the provisions of ASU No. 2015-05 and has determined that the new standard has no material on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in ASU 2015-03 are effective for public business entities, for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. This amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the provisions of ASU No. 2015-03 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20)”. This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification, (1) unusual nature - the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates; and (2) infrequency of occurrence - the underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. The amendments in ASU 2015-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. As of March 31, 2015 and for the three and six months ended March 31, 2015 and 2014 the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except for share data)	2015	2014	2015	2014
Net Income (Loss)	$1,008	$(426)	$1,329	$(362)
Weighted average shares outstanding	6,558,473	6,558,473	6,558,473	6,558,473
Average unearned ESOP shares	(166,952)	(181,352)	(168,786)	(183,166)
Weighted average shares outstanding – basic	6,391,521	6,377,121	6,389,687	6,375,307
Earnings (Loss) per share – basic	$0.16	$(0.07)	$0.21	$(0.06)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and six months ended March 31, 2015 and 2014, there were 3,600 and 7,200 shares, respectively, committed to be released. At March 31, 2015, there were 165,165 unallocated shares and 94,053 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.2 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at March 31, 2015 and available-for-sale at September 30, 2014. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

Transfers of debt securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security. Premiums or discounts on investment securities are amortized or accreted using the effective interest method over the life of the security as an adjustment of yield. Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted over the remaining life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

The following tables present information related to the Company’s investment securities at March 31, 2015 and September 30, 2014. At September 30, 2014 there were no held-to-maturity investment securities.

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$850	$-	$(7)	$843
State and municipal obligations	31,274	200	(74)	31,400
Single issuer trust preferred security	1,000	-	(150)	850
Corporate debt securities	64,718	395	(187)	64,926
	97,842	595	(418)	98,019
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	9,353	-	(70)	9,283
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	6,314	-	(59)	6,255
	15,667	-	(129)	15,538
Total	$113,509	$595	$(547)	$113,557
Investment Securities Held-to-Maturity:
U.S. government agencies	$14,845	$3	$(77)	$14,771
Corporate debt securities	4,058	9	-	4,067
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	31,794	52	(374)	31,472
Total	$50,697	$64	$(451)	$50,310

Total investment securities	$164,206	$659	$(998)	$163,867

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$19,719	$1	$(464)	$19,256
State and municipal obligations	2,543	-	(43)	2,500
Single issuer trust preferred security	1,000	-	(120)	880
Corporate debt securities	1,504	21	-	1,525
	24,766	22	(627)	24,161
Mortgage-backed securities:
Federal National Mortgage Association (FNMA):
Adjustable-rate	403	15	-	418
Fixed-rate	17,390	9	(591)	16,808
Federal Home Loan Mortgage Company (FHLMC):
Adjustable-rate	3,562	33	-	3,595
Fixed-rate	12,336	-	(340)	11,996
Collateralized mortgage obligations (CMO), fixed-rate	45,222	46	(1,303)	43,965
	78,913	103	(2,234)	76,782
Total	$103,679	$125	$(2,861)	$100,943

During the six months ended March 31, 2015, the Company transferred at fair value approximately $47.4 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized loss at date of transfer amounted to $33,000, remained in accumulated other comprehensive income and will be discounted over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of transfer. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

For the six months ended March 31, 2015, proceeds of available-for-sale investment securities sold amounted to approximately $51.2 million. Gross realized gains on investment securities sold amounted to approximately $386,000, while gross realized losses amounted to approximately $94,000, for the period. For the six months ended March 31, 2014, proceeds of investment securities sold amounted to approximately $824,000. Gross realized gains on investment securities sold amounted to approximately $14,000, while there were no gross realized losses, for the period.

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015 and September 30, 2014:

	March 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$-	$-	$843	$(7)	$843	$(7)
State and municipal obligations	10,348	(74)	-	-	10,348	(74)
Single issuer trust preferred security	-	-	850	(150)	850	(150)
Corporate debt securities	24,085	(187)	-	-	24,085	(187)
Mortgage-backed securities:
FNMA, fixed-rate	5,803	(26)	3,480	(44)	9,283	(70)
FHLMC, fixed-rate	3,409	(18)	2,845	(41)	6,254	(59)
Total	$43,645	$(305)	$8,018	$(242)	$51,663	$(547)
Investment Securities Held-to-Maturity:
U.S. government agencies	12,224	(77)	-	-	12,224	(77)
Mortgage-backed securities:
CMO, fixed-rate	26,043	(374)	-	-	26,043	(374)
Total	38,267	(451)	-	-	38,267	(451)
Total investment securities	$81,912	$(756)	$8,018	$(242)	$89,930	$(998)

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$-	$-	$18,267	$(464)	$18,267	$(464)
State and municipal obligations	-	-	2,501	(43)	2,501	(43)
Single issuer trust preferred security	-	-	880	(120)	880	(120)
Mortgage-backed securities:
FNMA, fixed-rate	-	-	16,715	(591)	16,715	(591)
FHLMC, fixed-rate	-	-	11,996	(340)	11,996	(340)
CMO, fixed-rate	3,945	(54)	36,185	(1,249)	40,130	(1,303)
Total investment securities	$3,945	$(54)	$86,544	$(2,807)	$90,489	$(2,861)

As of March 31, 2015, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2015, the Company held 14 U.S. government agency securities, 11 tax-free municipal bonds, 13 corporate securities, 38 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2015 represents other-than-temporary impairment.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

At March 31, 2015 and September 30, 2014 the Company had no securities pledged to secure public deposits.

The following table presents information for investment securities at March 31, 2015, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$-	$-
Due after one year through five years	12,805	12,893
Due after five years through ten years	59,674	59,867
Due after ten years	41,030	40,797
Total	$113,509	$113,557
Investment Securities Held-to-Maturity:
Due after one year through five years	$10,301	$10,255
Due after five years through ten years	8,602	8,583
Due after ten years	31,794	31,472
Total	$50,697	$50,310

Total investment securities	$164,206	$163,867

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31, 2015	September 30, 2014
	(in thousands)
Residential mortgage	$225,232	$231,324
Construction and Development:
Residential and commercial	5,922	5,964
Land	344	1,033
Total Construction and Development	6,266	6,997
Commercial:
Commercial real estate	68,858	71,579
Multi-family	5,508	1,032
Other	5,506	5,480
Total Commercial	79,872	78,091
Consumer:
Home equity lines of credit	23,073	22,292
Second mortgages	43,013	47,034
Other	2,610	2,839
Total Consumer	68,696	72,165
Total loans	380,066	388,577
Deferred loan fees and cost, net	1,886	2,086
Allowance for loan losses	(4,612)	(4,589)
Total loans receivable, net	$377,340	$386,074

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2015 and September 30, 2014. Activity in the allowance is presented for the three and six months ended March 31, 2015 and 2014 and the year ended September 30, 2014, respectively.

	Three Months Ended March 31, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,648	$363	$-	$1,082	$152	$49	$154	$916	$29	$207	$4,600
Charge-offs	-	-	-	-	-	-	-	-	(16)	-	(16)
Recoveries	-	-	-	3	-	-	1	22	2	-	28
Provision	(61)	(55)	5	(27)	5	10	(12)	(87)	17	205	-
Ending Balance	$1,587	$308	$5	$1,058	$157	$59	$143	$851	$32	$412	$4,612

	Three Months Ended March 31, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,680	$193	$53	$1,433	$26	$74	$130	$1,142	$23	$91	$4,845
Charge-offs	(5)	-	-	-	-	-	-	(83)	(3)	-	(91)
Recoveries	1	72	-	3	-	-	-	17	-	-	93
Provision	107	190	(21)	(213)	41	(19)	22	(87)	19	(39)	-
Ending Balance	$1,783	$455	$32	$1,223	$67	$55	$152	$989	$39	$52	$4,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Six Months Ended March 31, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(31)	(33)	-	(113)
Recoveries	1	-	-	5	-	1	1	34	4	-	46
Provision	(86)	18	(8)	(147)	128	8	(26)	(185)	38	350	90
Ending Balance	$1,587	$308	$5	$1,058	$157	$59	$143	$851	$32	$412	$4,612
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,587	$308	$5	$1,058	$157	$59	$143	$851	$32	$412	$4,612

Loans receivable:
Ending balance	$225,232	$5,922	$344	$68,858	$5,508	$5,506	$23,073	$43,013	$2,610		$380,066
Ending balance: individually evaluated for impairment	$861	$142	$-	$604	$-	$-	$20	$308	$-		$1,935
Ending balance: collectively evaluated for impairment	$224,371	$5,780	$344	$68,254	$5,508	$5,506	$23,053	$42,705	$2,610		$378,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Six Months Ended March 31, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(5)	(37)	-	-	-	-	(14)	(403)	(5)	-	(464)
Recoveries	12	72	-	5	-	1	-	50	1	-	141
Provision	362	256	(24)	(508)	27	(5)	29	(51)	21	(27)	80
Ending Balance	$1,783	$455	$32	$1,223	$67	$55	$152	$989	$39	$52	$4,847
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,783	$455	$32	$1,223	$67	$55	$152	$989	$39	$52	$4,847

Loans receivable:
Ending balance	$250,280	$8,500	$1,908	$69,992	$2,065	$5,510	$20,147	$50,170	$3,074		$411,646
Ending balance: individually evaluated for impairment	$2,161	$802	$237	$-	$-	$900	$205	$533	$-		$4,838
Ending balance: collectively evaluated for impairment	$248,119	$7,698	$1,671	$69,992	$2,065	$4,610	$19,942	$49,637	$3,074		$406,808

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Year Ended September 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(83)	(37)	-	(183)	-	-	(14)	(618)	(6)	-	(941)
Recoveries	23	1	-	9	-	3	1	136	4	-	177
Provision	318	163	(43)	(304)	(11)	(12)	44	122	3	(17)	263
Ending Balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589

Loans receivable:
Ending balance	$231,324	$5,964	$1,033	$71,579	$1,032	$5,480	$22,292	$47,034	$2,839		$388,577
Ending balance: individually evaluated for impairment	$999	$187	$-	$504	$-	$900	$115	$695	$-		$3,400
Ending balance: collectively evaluated for impairment	$230,325	$5,777	$1,033	$71,075	$1,032	$4,580	$22,177	$46,339	$2,839		$385,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2015 and September 30, 2014.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
March 31, 2015:
Residential mortgage	$-	$-	$861	$861	$866
Construction and Development:
Residential and commercial	-	-	142	142	942
Commercial:
Commercial real estate	-	-	604	604	836
Consumer:
Home equity lines of credit	-	-	20	20	36
Second mortgages	-	-	308	308	635
Total impaired loans	$-	$-	$1,935	$1,935	$3,315
September 30, 2014:
Residential mortgage	$-	$-	$999	$999	$1,149
Construction and Development:
Residential and commercial	-	-	187	187	842
Commercial:	-	-
Commercial real estate	-	-	504	504	688
Other	-	-	900	900	900
Consumer:
Home equity lines of credit	-	-	115	115	135
Second mortgages	-	-	695	695	894
Total impaired loans	$-	$-	$3,400	$3,400	$4,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three and six months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Six Months Ended March 31, 2015
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$871	$-	$894	$-
Construction and Development:
Residential and commercial	142	1	161	2
Commercial:
Commercial real estate	887	-	703	-
Other	458	-	681	12
Consumer:
Home equity lines of credit	20	-	28	-
Second mortgages	700	-	715	-
Total	$3,078	$1	$3,182	$14

	Three Months Ended March 31, 2014		Six Months Ended March 31, 2014
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$1,992	$-	$1,674	$-
Construction and Development:
Residential and commercial	973	6	769	9
Land	237	4	237	7
Commercial:
Other	900	7	900	14
Consumer:
Home equity lines of credit	120	-	70	-
Second mortgages	564	-	567	-
Total	$4,786	$17	$4,217	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2015 and September 30, 2014.

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$224,141	$133	$958	$-	$225,232
Construction and Development:
Residential and commercial	5,674	106	142	-	5,922
Land	344	-	-	-	344
Commercial:
Commercial real estate	60,212	4,505	4,141	-	68,858
Multi-family	5,220	288	-	-	5,508
Other	5,226	280	-	-	5,506
Consumer:
Home equity lines of credit	22,956	-	117	-	23,073
Second mortgages	42,067	137	809	-	43,013
Other	2,596	14	-	-	2,610
Total	$368,436	$5,463	$6,167	$-	$380,066

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$230,065	$137	$1,122	$-	$231,324
Construction and Development:
Residential and commercial	5,777	-	187	-	5,964
Land	1,033	-	-	-	1,033
Commercial:
Commercial real estate	63,125	5,797	2,657	-	71,579
Multi-family	1,032	-	-	-	1,032
Other	3,555	1,025	900	-	5,480
Consumer:
Home equity lines of credit	22,177	-	115	-	22,292
Second mortgages	46,292	21	721	-	47,034
Other	2,823	16	-	-	2,839
Total	$375,879	$6,996	$5,702	$-	$388,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	March 31, 2015	September 30, 2014
	(in thousands)
Residential mortgage	$861	$1,232
Construction and Development:
Residential and commercial	33	78
Commercial:
Commercial real estate	604	504
Consumer:
Home equity lines of credit	20	115
Second mortgages	308	462
Total non-accrual loans	$1,826	$2,391

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $39,000 and $32,000 for the three months ended March 31, 2015 and 2014, respectively, and was $63,000 and $75,000 for the six months ended March 31, 2015 and 2014, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2015 or September 30, 2014.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2015 and September 30, 2014.

	Current	30 − 59 Days Past Due	60 − 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(in thousands)
March 31, 2015:
Residential mortgage	$223,200	$1,140	$31	$861	$2,032	$225,232
Construction and
Development:
Residential and commercial	5,889	-	-	33	33	5,922
Land	344	-	-	-	-	344
Commercial:
Commercial real estate	68,254	-	-	604	604	68,858
Multi-family	5,508	-	-	-	-	5,508
Other	5,506	-	-	-	-	5,506
Consumer:
Home equity lines of credit	23,053	-	-	20	20	23,073
Second mortgages	42,127	407	171	308	886	43,013
Other	2,600	10	-	-	10	2,610
Total	$376,481	$1,557	$202	$1,826	$3,585	$380,066

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

September 30, 2014:
Residential mortgage	$229,257	$835	$-	$1,232	$2,067	$231,324
Construction and
Development:
Residential and Commercial	5,886	-	-	78	78	5,964
Land	1,033	-	-	-	-	1,033
Commercial:
Commercial real estate	71,075	-	-	504	504	71,579
Multi-family	1,032	-	-	-	-	1,032
Other	5,480	-	-	-	-	5,480
Consumer:
Home equity lines of credit	22,177	-	-	115	115	22,292
Second mortgages	45,847	200	525	462	1,187	47,034
Other	2,822	17	-	-	17	2,839
Total	$384,609	$1,052	$525	$2,391	$3,968	$388,577

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

The Company had two and three loans classified as TDRs with an aggregate outstanding balance of $130,000 and $1.1 million at March 31, 2015 and September 30, 2014, respectively. The two TDR loans at March 31, 2015 were also classified as impaired; however, they were performing prior to the restructure and all except one loan, continued to perform under their restructured terms through March 31, 2015, and, accordingly, were deemed to be performing loans at March 31, 2015 and we continued to accrue interest on such loans through such date. At March 31, 2015, one construction and development TDR loan with a balance of $21,000 was deemed a non-accruing TDR and was also deemed impaired at March 31, 2015. At September 30, 2014, three loans deemed TDRs with an aggregate balance of $1.1 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2014, and, accordingly, were deemed to be performing loans at September 30, 2014 and we continued to accrue interest on such loans through such date. At September 30, 2014, one construction and development TDR loan with a balance of $78,000 was deemed a non-accruing TDR and was also deemed impaired at September 30, 2014. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents our TDR loans as of March 31, 2015 and September 30, 2014.

			Troubled Debt Restructured
			Loans That Have Defaulted on
	Total Troubled Debt		Modified Terms Within The Past
	Restructurings		12 Months
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
		(dollars in thousands)
At March 31, 2015:
Construction and Development:
Residential and commercial	2	$130	1	$21
Total	2	$130	1	$21
At September 30, 2014:
Construction and Development:
Residential and commercial	2	$187	1	$78
Commercial:
Other	1	900	-	-
Total	3	$1,087	1	$78

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	March 31, 2015		September 30, 2014
	Performing	Non-Performing	Performing	Non-Performing
	(in thousands)
Construction and Development:
Residential and commercial	$109	$21	$109	$78
Commercial:
Other	-	-	900	-
Total	$109	$21	$1,009	$78

No loans were first deemed TDRs during the three months ended March 31, 2015 and 2014. The following table shows the new TDRs for the six months ended March 31, 2015 and 2014.There was no new TDR activity for the six months ended March 31, 2015.

	For the Six Months Ended March 31, 2015			For the Six Months Ended March 31, 2014
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(dollars in thousands)
Construction and Development:
Residential and commercial	-	$-	$-	1	$437	$437
Total troubled debt restructurings	-	$-	$-	1	$437	$437

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank remains well capitalized under the implementation of Basel III, which was effective January 1, 2015.

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

Management believes, as of March 31, 2015, that the Bank met all capital adequacy requirements to which it was subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters – (continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

						To be Well
						Capitalized
			For Capital			Under Prompt
			Adequacy			Corrective Action
	Actual		Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
As of March 31, 2015:
Core Capital (to adjusted tangible assets)	$66,517	10.78%	$	≥24,683	4.00%	$	≥30,854	5.00%
Tier 1 Capital (to risk-weighted assets)	66,517	17.03		≥23,430	6.00		≥31,240	8.00
Total risk-based Capital (to risk-weighted assets)	71,191	18.23		≥31,240	8.00		≥39,050	10.00

As of September 30, 2014:
Tangible Capital (to tangible assets)	$64,414	12.09%	$	≥7,990	1.50%		$-	N/A
Core Capital (to adjusted tangible assets)	64,414	12.09		≥21,305	4.00		≥26,632	5.00%
Tier 1 Capital (to risk-weighted assets)	64,414	19.50		≥13,212	4.00		≥19,818	6.00
Total risk-based Capital (to risk-weighted assets)	68,549	20.75		≥26,424	8.00		≥33,030	10.00

Note 8 - Fair Value Measurements

The Company follows FASB ASC Topic 820 “Fair Value Measurement,” to record fair value adjustments to certain assets and to determine fair value disclosures for the Company’s financial instruments. Investment and mortgage-backed securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at March 31, 2015 and September 30, 2014.

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$843	$-	$843	$-
State and municipal obligations	31,400	-	31,400	-
Single issuer trust preferred security	850	-	850	-
Corporate debt securities	64,926	-	64,926	-
Total investment securities available-for-sale	98,019	-	98,019	-

Mortgage-backed securities available-for-sale:
FNMA, fixed-rate	9,283	-	9,283	-
FHLMC, fixed-rate	6,255	-	6,255	-
Total mortgage-backed securities available-for-sale	15,538	-	15,538	-
Total	$113,557	$-	$113,557	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$19,256	$-	$19,256	$-
State and municipal obligations	2,500	-	2,500	-
Single issuer trust preferred security	880	-	880	-
Corporate debt securities	1,525	-	1,525	-
Total investment securities available-for-sale	24,161	-	24,161	-
Mortgage-backed securities available-for-sale:
FNMA:
Adjustable-rate	418	-	418	-
Fixed-rate	16,808	-	16,808	-
FHLMC:
Adjustable-rate	3,595	-	3,595	-
Fixed-rate	11,996	-	11,996	-
CMO, fixed-rate-fate	43,965	-	43,965	-
Total mortgage-backed securities available-for-sale	76,782	-	76,782	-
Total	$100,943	$-	$100,943	$-

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2015 and September 30, 2014:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Other real estate owned	$233	$-	$-	$233
Impaired loans(1) (2)	26	-	-	26
Mortgage servicing rights	12	-	12	-
Total	$271	$-	$12	$259

	March 31, 2015
	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Other real estate owned	$233	Appraisal of collateral(3)	Collateral discounts(4)	0 − 7%/(7%)
Impaired loans(1) (2)	26	Appraisal of collateral(3)	Collateral discounts(4)	0 − 64%/(64%)
Total	$259

(1) At March 31, 2015, consisted of one loan with an aggregate balance of $26,000 and no specific loan loss allowance.
(2) Includes assets directly charged-down to fair value during the year-to-date period.
(3) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Other real estate owned	$1,030	$-	$-	$1,030
Impaired loans(1) (2)	887	-	-	887
Mortgage servicing rights	160	-	160	-
Total	$2,077	$-	$160	$1,917

	September 30, 2014
	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Other real estate owned	$1,030	Appraisal of collateral(3)	Collateral discounts(4)	16 − 72%/(38%)
Impaired loans(1) (2)	887	Appraisal of collateral(3)	Collateral discounts(4)	7 − 52%/(20%)
Total	$1,917

(1)	At September 30, 2014, consisted of six loans with an aggregate balance of $887,000 and no specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The following table shows active information regarding significant techniques and inputs used at March 31, 2015 and September 30, 2014 for measures in a non-recurring basis using unobservable inputs (Level 2):

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Method or Value as of March 31, 2015
	(in thousands)
Mortgage servicing rights	$12	Discounted rate	Discount rate	11.50 − 12.50%	Rate used through modeling period
			Loan prepayment speeds	14.41%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	6.67%	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2014
	(in thousands)
Mortgage servicing rights	$160	Discounted rate	Discount rate	11.00 − 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.15%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	6.25%	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2015 and September 30, 2014 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents. These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities Available-for-Sale. Investment and mortgage-backed securities available-for-sale (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of March 31, 2015 or September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

Investment Securities Held-to-Maturity. The fair value of investment securities held-to-maturity was primarily measured using information from a third-party pricing service. If quoted prices were not available, fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

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

Loans Held-For-Sale. The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. There were no loans held for sale at March 31, 2015 or September 30, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

Deposits. Non-maturity deposit liabilities are carried at cost. As such, valuation techniques discussed herein for these products are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of non-maturity deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-maturity deposits. The discount rate for non-maturity deposits is adjusted for servicing costs based on industry estimates.

Time deposits are valued using an “all in” cost for brokered CDs with a similar maturity. The rates are further adjusted to offset the “all in” cost against servicing costs based upon industry estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements  – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2015 and September 30, 2014 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2015:
Financial assets:
Cash and cash equivalents	$51,643	$51,643	$51,643	$-	$-
Investment securities available-for-sale	113,557	113,557	-	113,557	-
Investment securities held-to-maturity	50,697	50,310	-	50,310	-
Loans receivable, net	377,340	383,489	-	-	383,489
Accrued interest receivable	2,168	2,168	-	2,168	-
Restricted stock	4,602	4,602	-	4,602	-
Mortgage servicing rights	424	453	-	453	-
Financial liabilities:
Savings accounts	44,848	44,848	-	44,848	-
Checking and NOW accounts	113,032	113,032	-	113,032	-
Money market accounts	70,066	70,066	-	70,066	-
Certificates of deposit	216,200	219,403	-	219,403	-
FHLB advances	98,000	99,994	-	99,994	-
Accrued interest payable	307	307	-	307	-

September 30, 2014:
Financial assets:
Cash and cash equivalents	$19,187	$19,187	$19,187	$-	$-
Investment securities available-for-sale	100,943	100,943	-	100,943	-
Loans receivable, net	386,074	388,202	-	-	388,202
Accrued interest receivable	1,322	1,322	-	1,322	-
Restricted stock	3,503	3,503	-	3,503	-
Mortgage servicing rights	453	512	-	512	-
Financial liabilities:
Savings accounts	44,917	44,917	-	44,917	-
Checking and NOW accounts	104,980	104,980	-	104,980	-
Money market accounts	59,529	59,529	-	59,529	-
Certificates of deposit	203,527	207,080	-	207,080	-
FHLB advances	48,000	49,627	-	49,627	-
Accrued interest payable	149	149	-	149	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Six Months Ended March 31,
	2015	2014
	(Dollar in thousands)

At federal statutory rate	$-	$-
Adjustments resulting from:
State tax, net of federal benefit	-	4
	$-	$4

Effective tax rate	0.00%	$(1.14)%

Deferred income taxes at March 31, 2015 and September 30, 2014 were as follows:

	March 31, 2015	September 30, 2014
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available-for-sale	$-	$932
Allowance for loan losses	2,985	3,051
Non-accrual interest	184	122
Write-down of real estate owned	112	270
Alternative minimum tax (AMT) credit carryover	76	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	455	455
Charitable contributions	39	36
Depreciation	170	127
State net operating loss	1,472	-
Federal net operating loss	6,912	7,159
Other	290	54
Total Deferred Tax Assets	13,032	12,607
Valuation allowance for DTA	(9,726)	(10,074)
Total Deferred Tax Assets, Net of Valuation Allowance	3,306	2,533
Deferred Tax Liabilities:
State net operating income	-	(3)
Unrealized gains on investments available-for-sale	(16)	-
Mortgage servicing rights	(144)	(154)
Other	(206)	-
Total Deferred Tax Liabilities	(366)	(157)
Deferred Tax Assets, Net	$2,940	$2,376

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2015 and September 30, 2014. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at March 31, 2015 was appropriate under GAAP.

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

Fair Value Measurements. The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment and mortgage-backed securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2015, the Company had $259,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

Deferred Tax Assets. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets (“DTAs”), which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.9 million and $2.4 million at March 31, 2015 and September 30, 2014, respectively. In evaluating the need for a valuation allowance, we estimated our viable tax planning strategies that we could employ so that the asset would not go unused. We feel that the DTA balance of $2.9 million as of March 31, 2015 is appropriate since it is the amount of such estimated tax planning strategies. Our total deferred tax assets increased to $13.0 million at March 31, 2015 compared to $12.6 million at September 30, 2014. Our DTA valuation allowance amounted to $9.7 million at March 31, 2015 compared to $10.1 million at September 30, 2014. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

Other-Than-Temporary Impairment of Securities. Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Earnings

Net income available to common shareholders for the three months ended March 31, 2015 amounted to $1.0 million compared to net loss of $426,000 for the comparable three-month period ended March 31, 2014. The Company recorded earnings per common share of $0.16 for the three months ended March 31, 2015 as compared with loss of $0.07 per common share for the same three months in fiscal 2014. The annualized return on average assets was 0.64 percent for the three months ended March 31, 2015, compared to annualized loss on average assets of 0.29 percent for three months ended March 31, 2014. The annualized return on average shareholders’ equity was 5.05 percent for the three-month period ended March 31, 2015, compared to 2.26 percent in annualized loss on average shareholders’ equity for the three months ended March 31, 2014.

Net income available to common shareholders for the six months ended March 31, 2015 amounted to $1.3 million compared to net loss of $362,000 for the comparable six-month period ended March 31, 2014. The Company recorded earnings per common share of $0.21 for the six months ended March 31, 2015 as compared with loss of $0.06 per common share for the same six months in fiscal 2014. The annualized return on average assets was 0.44 percent for the six months ended March 31, 2015, compared to annualized loss on average assets of 0.12 percent for six months ended March 31, 2014. The annualized return on average shareholders’ equity was 3.38 percent for the six-month period ended March 31, 2015, compared to 0.96 percent in annualized loss on average shareholders’ equity for the six months ended March 31, 2014.

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

The following table presents the components of net interest income on a fully tax-equivalent basis, a non-GAAP measure, for the periods indicated, together with a reconciliation of net interest income as reported under GAAP.

Net Interest Income (tax-equivalent basis)

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change	2015	2014	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$4,128	$4,447	$(319)	(7.17)%	$8,331	$8,976	$(645)	(7.19)%
Investment securities	907	622	285	45.82	1,470	1,249	221	17.69
Dividends, restricted stock	142	19	123	647.37	179	33	146	442.42
Interest-bearing cash accounts	24	12	12	100.00	47	27	20	74.07
Total interest income	5,201	5,100	101	1.98	10,027	10,285	(258)	(2.51)
Interest expense:
Deposits	859	999	(140)	(14.01)	1,718	2,066	(348)	(16.84)
Borrowings	471	262	209	79.77	864	525	339	64.57
Total interest expense	1,330	1,261	69	5.47	2,582	2,591	(9)	(0.35)
Net interest income on a fully tax-
equivalent basis	3,871	3,839	32	0.83	7,445	7,694	(249)	(3.24)
Tax-equivalent adjustment (1)	(35)	(21)	(14)	66.67	(48)	(41)	(7)	17.07

Net interest income, as reported under GAAP	$3,836	$3,818	$18	0.47%	$7,397	$7,653	$(256)	(3.35)%

(1) Computed using a federal income tax rate of 34 percent for the three and six months ended March 31, 2015 and 2014.

Net interest income on a fully tax-equivalent basis increased $32,000 or 0.8 percent to $3.9 million for the three months ended March 31, 2015 as compared to the same period in fiscal 2014. For the three months ended March 31, 2015, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis contracted 16 basis points to 2.58 percent from 2.74 percent during the three months ended March 31, 2014. For the three months ended March 31, 2015 a decrease in the average yield on interest-earning assets of 16 basis points with no change in the average cost of interest-bearing liabilities, resulted in a decrease in the Company’s net interest spread of 16 basis points for the period. Net interest margin compression during the second quarter period of 2015, occurred primarily as result of a high liquidity pool carried during the quarter and the timing of new asset growth. This, coupled with a continued high level of interest-earning asset prepayments and maturities during the quarter, dampened other actions (including a growth in the Company’s customer base and enhancement the Company’s liquidity position, effected while the Company strived to increase its earning assets base taken to improve the margin.

Net interest income on a fully tax-equivalent basis decreased $249,000 or 3.2 percent to $7.4 million for the six months ended March 31, 2015 as compared to the same period in fiscal 2014. For the six months ended March 31, 2015, the net interest margin on a fully tax-equivalent basis contracted 15 basis points to 2.59 percent from 2.74 percent during the six months ended March 31, 2014. For the six months ended March 31, 2015, a decrease in the average yield on interest-earning assets of 17 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of one basis point, resulting in a decrease in the Company’s net interest spread of 16 basis points for the period.

For the three-month period ended March 31, 2015, interest income on a tax-equivalent basis increased by $101,000 or 2.0 percent compared to the same three-month period in fiscal 2014. This increase in interest income was due primarily to a volume increase in investment securities owned. Average investment securities volume increased during the current three-month period by $26.9 million, to $151.7 million, compared to the second quarter of fiscal 2014. For the three-month period ended March 31, 2015, interest income on FHLB dividends increased by $123,000 or 647.4 percent compared to the same three-month period in fiscal 2014. This increase was due to a special dividend of approximately $88,000 paid during the second quarter of fiscal. The average balance of the loan portfolio decreased by $27.6 million, to $384.9 million, from an average of $412.5 million in the same quarter in fiscal 2014, reflecting net decreases in single-family residential loans, construction loans and consumer loans of the loan portfolio. Average loans represented approximately 64.2 percent of average interest-earning assets during the second quarter of fiscal 2015 compared to 73.5 percent in the same quarter in fiscal 2014.

For the six-month period ended March 31, 2015, interest income on a tax-equivalent basis decreased by $258,000 or 2.5 percent compared to the same six-month period in fiscal 2014. This decrease in interest income was due primarily to a volume decrease in loans along with a decline in average yields due to the lower interest rate environment. The average balance of the loan portfolio decreased by $23.4 million, to $387.2 million during the first six months of fiscal 2015, from an average of $410.6 million in the six months ended March 31, 2014, reflecting net decreases in single-family residential loans, construction loans and consumer loans in the loan portfolio. Average loans represented approximately 67.5 percent of average interest-earning assets during the six months ended March 31, 2015 compared to 73.2 percent in the six months ended March 31, 2014. The decrease in interest income was partially offset by an increase of $221,000 in interest income on investment securities and an increase of $146,000 in interest income on FHLB dividends. Average investment securities volume increased during the six-month period ended March 31, 2015 by $7.0 million, to $132.7 million, compared to the six-month period of fiscal 2014. As stated above, the increase in interest income on FHLB dividends was primarily due to a special dividend paid during the second quarter of fiscal 2015.

For the three months ended March 31, 2015, interest expense increased $69,000, or 5.5 percent from the same period in fiscal 2014. The average rate of total interest-bearing liabilities remained at 1.04 percent for both the three months ended March 31, 2015 and 2014. At the same time, the volume of average interest-bearing liabilities increased by $28.1 million. This increase primarily reflects an increase in the average balance of borrowings of $51.2 million, as well as a $3.5 million increase in the average balance of money market accounts and a $1.6 million increase in the average balance of savings accounts and was partially offset by a decrease in the average balances of certificates of deposit and other interest-bearing deposits of $27.3 million and $0.9 million, respectively. For the three months ended March 31, 2015, the Company’s net interest spread on a tax-equivalent basis decreased to 2.43 percent, from 2.59 percent for the three months ended March 31, 2014.
39

For the six months ended March 31, 2015, interest expense decreased $9,000, or 0.4 percent from the same period in fiscal 2014. The average rate of total interest-bearing liabilities decreased one basis point to 1.05 percent for the six months ended March 31, 2015, from 1.06 percent for the six months ended March 31, 2014. At the same time, the volume of average interest-bearing liabilities increased by $1.9 million. This increase in volume of average interest-bearing liabilities primarily reflects an increase in the average balance of borrowings of $42.6 million and a $1.8 million increase in savings accounts. These increases were partially offset by a decrease in the average balances of certificates of deposit, money market and other interest-bearing deposits of $39.7 million, $1.0 million and $1.7 million, respectively. For the six months ended March 31, 2015, the Company’s net interest spread on a tax-equivalent basis decreased to 2.44 percent, from 2.60 percent for the six months ended March 31, 2014.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31, 2015 and 2014 Increase (Decrease) Due to Change in:			Six Months Ended March 31, 2015 and 2014 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$(1,190)	$871	$(319)	$(1,024)	379	(645)
Investment securities	534	(249)	285	139	82	221
Interest-bearing cash accounts	87	(75)	12	73	(53)	20
Dividends, restricted stock	28	95	123	20	126	146
Total interest-earning assets	(541)	642	101	(792)	534	(258)
Interest-bearing liabilities:
Money market deposits	8	13	21	(3)	24	21
Savings deposits	1	—	1	1	2	3
Certificates of deposit	(418)	256	(162)	(611)	240	(371)
Other interest-bearing deposits	(1)	1	—	(2)	1	(1)
Total interest-bearing deposits	(410)	270	(140)	(615)	267	(348)
Borrowings	1,239	(1,030)	209	1,090	(751)	339
Total interest-bearing liabilities	829	(760)	69	475	(484)	(9)
Change in net interest income	$(1,370)	$1,402	$32	$(1,267)	$1,018	$(249)

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

	Three Months Ended March 31,
	2015			2014
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$384,915	$4,128	4.29%	$412,522	$4,447	4.31%
Investment securities	151,746	907	2.39	124,888	622	1.99
Interest-bearing cash accounts	58,367	24	0.16	20,564	12	0.23
Dividends, restricted stock	4,466	142	12.72	3,276	19	2.32
Total interest-earning assets	599,494	5,201	3.47	561,250	5,100	3.63
Non interest-earning assets:
Cash and due from banks	1,117			1,414
Bank-owned life insurance	18,462			21,425
Other assets	13,509			13,508
Allowance for loan losses	(4,614)			(4,869)
Total non interest-earning assets	28,474			31,478
Total assets	$627,968			$592,728
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$69,594	$59	0.34%	$66,047	$38	0.23%
Savings deposits	45,250	7	0.06	43,688	6	0.05
Certificates of deposit	217,333	772	1.42	244,629	934	1.53
Other interest-bearing deposits	87,190	21	0.10	88,117	21	0.10
Total interest-bearing deposits	419,367	859	0.82	442,481	999	0.90
Borrowings	94,556	471	1.99	43,342	262	2.42
Total interest-bearing liabilities	513,923	1,330	1.04	485,823	1,261	1.04
Non interest-bearing liabilities:
Demand deposits	27,002			25,660
Other liabilities	7,272			5,829
Total non interest-bearing liabilities	34,274			31,489
Shareholders’ equity	79,771			75,416
Total liabilities and shareholders’ equity	$627,968			$592,728
Net interest income (tax-equivalent basis)		3,871			3,839
Net interest spread			2.43%			2.59%
Net interest margin (tax equivalent basis)			2.58%			2.74%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a GAAP basis			2.56%			2.72%
Tax-equivalent adjustment (2)		(35)			(21)
Net interest income		$3,836			$3,818

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2) Computed using a federal income tax rate of 34 percent for the periods ended March 31, 2015 and 2014.

	Six Months Ended March 31,
	2015			2014
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$387,255	$8,331	4.30%	$410,642	$8,976	4.38%
Investment securities	132,731	1,470	2.22	125,754	1,249	1.98
Interest-bearing cash accounts	49,747	47	0.19	21,558	27	0.26
Dividends, restricted stock	4,106	179	8.72	3,168	33	2.08
Total interest-earning assets	573,839	10,027	3.49	561,122	10,285	3.66
Non interest-earning assets:
Cash and due from banks	1,140			1,394
Bank-owned life insurance	18,396			21,419
Other assets	13,360			15,151
Allowance for loan losses	(4,607)			(4,946)
Total non interest-earning assets	28,289			33,018
Total assets	$602,128			$594,140
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$65,347	$104	0.32%	$66,379	$83	0.26%
Savings deposits	45,055	15	0.07	43,217	12	0.06
Certificates of deposit	210,140	1,557	1.48	249,835	1,928	1.54
Other interest-bearing deposits	85,610	42	0.10	87,346	43	0.10
Total interest-bearing deposits	406,152	1,718	0.85	446,777	2,066	0.92
Borrowings	83,632	864	2.07	41,066	525	2.56
Total interest-bearing liabilities	489,784	2,582	1.05	487,843	2,591	1.06
Non interest-bearing liabilities:
Demand deposits	26,884			25,549
Other liabilities	6,706			5,377
Total non interest-bearing liabilities	33,590			30,926
Shareholders’ equity	78,754			75,371
Total liabilities and shareholders’ equity	$602,128			$594,140
Net interest income (tax- equivalent basis)		7,445			7,694
Net interest spread			2.44%			2.60%
Net interest margin (tax equivalent basis)			2.59%			2.74%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a GAAP basis			2.58%			2.73%
Tax-equivalent adjustment (2)		(48)			(41)
Net interest income		$7,397			$7,653

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2) Computed using a federal income tax rate of 34 percent for the periods ended March 31, 2015 and 2014.

Investment Portfolio

At March 31, 2015, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate securities, trust preferred securities, asset backed securities and equity securities.

During the six months ended March 31, 2015, approximately $51.2 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Company’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, the Bank has been actively reviewing its investments and has engaged in certain transactions in its investment securities in its efforts to protect itself from undue interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Bank determines to sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 2015, average investment securities increased $26.9 million to approximately $151.7 million, or 25.3 percent of average interest-earning assets, from $124.9 million on average, or 22.3 percent of average interest-earning assets, for the comparable period in fiscal 2014. For the six months ended March 31, 2015, average investment securities increased $7.0 million to approximately $132.7 million, or 23.1 percent of average interest-earning assets, from $125.8 million on average, or 22.4 percent of average interest-earning assets, for the comparable period in fiscal 2014.

During the three-month period ended March 31, 2015, the volume-related factors applicable to the investment portfolio increased interest income by approximately $534,000 while rate-related changes resulted in a decrease in interest income of approximately $249,000 from the same period in fiscal 2014. The tax-equivalent yield on investments increased by 40 basis points to 2.39 percent for the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014 at 1.99 percent.

During the six-month period ended March 31, 2015, the volume-related factors applicable to the investment portfolio increased interest income by approximately $139,000 while rate-related changes resulted in an increase in interest income of approximately $82,000 from the same period in fiscal 2014. The tax-equivalent yield on investments increased by 24 basis points to 2.22 percent for the six-month period ended March 31, 2015 as compared to the six-month period ended March 31, 2014 at 1.98 percent.

At March 31, 2015, net unrealized gains on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive income and included in shareholders’ equity, net of tax, amounted to $2.1 million as compared with net unrealized losses of $1.4 million at September 30, 2014. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds, trust preferred security and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At March 31, 2015, total loans amounted to $380.1 million, a decrease of $8.5 million or 2.2 percent as compared to September 30, 2014. For the period ended March 31, 2015, growth of $4.5 million in the multi-family and other commercial loans were offset by decreases of $6.1 million in residential mortgage loans, $2.7 million in commercial real estate loans, $731,000 in construction and development loans and $3.5 million in consumer loans. Total gross loans recorded in the quarter included $17.3 million of new loans and advances, offset by payoffs and principal payments of $23.2 million.

At March 31, 2015, the Company had $18.0 million in outstanding loan commitments which were expected to fund over the next 90 days.

Average total loans decreased $27.6 million or 6.7 percent for the three months ended March 31, 2015 as compared to the same period in fiscal 2014, while the average yield on loans decreased by two basis points as compared with the same period in fiscal 2014. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The decrease in average total loan volume was due primarily to loan prepayments and repayments which exceeded the volume of new loan originations. The volume-related factors during the period contributed to a decrease of interest income of $1.2 million, while the rate-related changes increased interest income by $871,000.

Average total loans decreased $23.4 million or 5.7 percent for the six months ended March 31, 2015 as compared to the same period in fiscal 2014, while the average yield on loans decreased by eight basis points as compared with the same period in fiscal 2014. The volume-related factors during the period resulted in decreased interest income of $1.0 million, while the rate-related changes increased interest income by $379,000.

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

At March 31, 2015, the level of the allowance was $4.6 million, which was relatively constant with the amount of the allowance at September 30, 2014. There were no provisions to the allowance for the three-month period ended March 31, 2015 as well as for the same period in fiscal 2014. For the six-month period ended March 31, 2015, we recorded $90,000 of provisions to the allowance as compared to $80,000 for the same period in fiscal 2014. The net recoveries were $12,000 for the three months ended March 31, 2015 compared to $2,000 in net recoveries for the three months ended March 31, 2014, bringing the Company’s net charge offs to $67,000 for the six months of fiscal 2015 compared to net charge offs of $323,000 for the same period of 2014. The allowance for loan losses as a percentage of total loans amounted to 1.21 percent at March 31, 2015 compared to 1.18 percent at September 30, 2014.

The level of the allowance for the respective periods of fiscal 2015 and fiscal 2014 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2015 was adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended March 31,
	2015	2014
	(dollars in thousands)

Balance at beginning of period	$4,589	$5,090
Provision for loan losses	90	80
Charge-offs:
Residential mortgage	—	5
Construction and Development:
Residential and commercial	1	37
Commercial:
Commercial real estate	48	—
Consumer:
Home equity lines of credit	—	14
Second mortgages	31	403
Other	33	5
Total charge-offs	113	464
Recoveries:
Residential mortgage	1	12
Construction and Development:
Residential and commercial	—	72
Commercial:
Commercial real estate	5	5
Other	1	1
Consumer:
Home equity lines of credit	1	—
Second mortgages	34	50
Other	4	1
Total recoveries	46	141
Net charge-offs	67	323
Balance at end of period	$4,612	$4,847
Ratios:
Ratio of allowance for loan losses to non-accrual loans in portfolio	252.57%	147.24%
Ratio of net charge-offs to average loans outstanding in portfolio(1)	0.04%	0.16%
Ratio of net charge-offs to total allowance for loan losses(1)	2.90%	13.32%

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

	March 31, 2015	September 30, 2014
	(in thousands)
Non-accrual loans	$1,826	$2,391
Accruing loans past due 90 days or more	-	-
Total non-performing loans	1,826	2,391
Other real estate owned	1,430	1,964
Total non-performing assets	$3,256	$4,355

Troubled debt restructured loans — performing	$109	$1,009

At March 31, 2015, non-performing assets totaled $3.3 million, or 0.52 percent of total assets, as compared with $4.4 million, or 0.80 percent, at September 30, 2014 and $5.7 million, or 0.97 percent, at March 31, 2014. Non-performing assets decreased by $1.1 million at March 31, 2015 from September 30, 2014. The decrease was attributable to loans returned to performing status of $366,000, payments of $286,000, other real estate owned sales proceeds net of gain and loss of $515,000 and other real estate owned write downs of $19,000, offset in part by the addition of three commercial loans (totaling approximately $121,000) to non-performing status.

The Company held $1.4 million in other real estate owned at March 31, 2015 and $2.0 million at September 30, 2014, respectively.

Troubled debt restructured loans totaled $130,000 at March 31, 2015 and $1.1 million at September 30, 2014. A total of $109,000 and $1.0 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at March 31, 2015 and September 30, 2014, respectively. The $900,000 decrease in troubled debt restructured loans at March 31, 2015 was due to a commercial loan with an outstanding balance of approximately $900,000 being paid-off during the second quarter of fiscal 2015. A total of $21,000 and $78,000 in troubled debt restructured loans were deemed non-performing at March 31, 2015 and September 30, 2014, respectively.

Overall credit quality in the Bank’s loan portfolio at March 31, 2015 remained relatively strong. Non-performing loans amounted to $1.8 million and $2.4 million at March 31, 2015 and September 30, 2014, respectively. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of March 31, 2015 have been identified and internally risk-rated as assets specially mentioned or substandard. Special mention loans were $5.5 million and $7.0 million at March 31, 2015 and September 30, 2014, respectively. Most of the change in special mention loans was attributable to seven commercial real estate loans with an aggregate balance of $1.7 million at March 31, 2015, being moved to substandard loan grading during the six months ended March 31, 2015. Substandard loans were $6.2 million and $5.7 million at March 31, 2015 and September 30, 2014, respectively. The $465,000 increase in substandard loans was attributable to the seven special mentioned loans being classified as substandard loans during the six months ended March 31, 2015, as well as four new loans with an aggregate balance of $406,000 at March 31, 2015, being classified as substandard loans. The increase in substandard loans was offset by six loans with an aggregate balance of $1.2 million being paid off during fiscal period 2015. Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

 At March 31, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change	2015	2014	Increase (Decrease)	Percent Change
Service charges and other fees	$264	$224	$40	17.86%	$534	$482	$52	10.79%
Rental income-other	64	64	-	-	128	128	-	-
Gain on sale of investments, net	266	-	266	100.00	292	14	278	1,985.71
Gain on sale of loans, net	20	29	(9)	(31.03)	39	56	(17)	(30.36)
Earnings on bank-owned life insurance	131	140	(9)	(6.43)	263	285	(22)	(7.72)
Total other income	$745	$457	$288	63.02%	$1,256	$965	$291	30.16%

For the three months ended March 31, 2015, total other income amounted to $745,000, compared to total other income of $457,000 for the same period in fiscal 2014. The increase of $288,000 for the three months ended March 31, 2015 was primarily as a result of $266,000 in net gains on sales of investment securities in the fiscal 2015 period compared to no net gain on sales of investment securities for the same period in fiscal 2014. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $479,000 for the three months ended March 31, 2015, compared to $457,000 for the three months ended March 31, 2014. This increase reflected an increase of $40,000 in service charges and other fees, partially offset by a $9,000 decrease in bank owned life insurance income and a $9,000 decrease in net gain on sale of loans.

For the six months ended March 31, 2015, total other income amounted to $1.3 million, compared to total other income of $965,000 for the same period in fiscal 2014. The increase of $291,000 for the six months ended March 31, 2015 was primarily as a result of $292,000 in net gains on sales of investment securities in the fiscal 2015 period compared to $14,000 in net gain on sales of investment securities for the same period in fiscal 2014. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $964,000 for the six months ended March 31, 2015, compared to $951,000 for the six months ended March 31, 2014. This increase reflected an increase of $52,000 in service charges and other fees, which was partially offset by a $22,000 decrease in bank owned life insurance income and a decrease of $17,000 in net gain on sale of loans.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change	2015	2014	Increase (Decrease)	Percent Change
Salaries and employee benefits	$1,550	$2,072	$(522)	(25.19)%	$3,278	$4,139	$(861)	(20.80)%
Occupancy expense	465	589	(124)	(21.05)	889	1,105	(216)	(19.55)
Federal deposit insurance premium	184	177	7	3.95	351	368	(17)	(4.62)
Advertising	60	216	(156)	(72.22)	145	374	(229)	(61.23)
Data processing	301	308	(7)	(2.27)	603	638	(35)	(5.49)
Professional fees	434	690	(256)	(37.10)	777	1,175	(398)	(33.87)
Other real estate owned expense, net	(59)	84	(143)	(170.24)	(95)	97	(192)	(197.94)
Other operating expense	638	564	74	13.12	1,286	1,000	286	28.60
Total other expense	$3,573	$4,700	$(1,127)	(23.98)%	$7,234	$8,896	$(1,662)	(18.68)%

 For the three months ended March 31, 2015, total other expense decreased $1.1 million, or 24.0 percent, from the comparable three months ended March 31, 2014. This was primarily attributable to decreases in salaries and employee benefits of $522,000, professional fees of $256,000, occupancy expense of $124,000, advertising of $156,000, other real estate expense of $143,000 and data processing of $7,000. These decreases were partially offset by an increase of $74,000 in other operating expense and a $7,000 increase in federal deposit insurance premium. For the six months ended March 31, 2015, total other expense decreased $1.7 million, or 18.7 percent from the comparable six months ended March 31, 2014.

Salaries and employee benefits expense for the quarter ended March 31, 2015 decreased $522,000, or 25.2 percent over the comparable period in the prior year. For the six months ended March 31, 2015, salaries and employee benefits expense decreased $861,000, or 20.8 percent over the comparable period in the prior year. Decreases for the three and six month-period ended March 31, 2015, primarily reflected reductions in salaries and employee benefits primarily due to workforce reductions. Full-time equivalent staffing levels were 76 at March 31, 2015 and 103 at March 31, 2014.

 Occupancy expense for the quarter ended March 31, 2015 decreased $124,000, or 21.1 percent, from the comparable three-month period ended March 31, 2014. The decrease for the quarter was primarily attributable to a decrease in rent expense of $21,000, a decrease in building and equipment expenses of $25,000 and a decrease in building insurance of $51,000. The reduction in rent and building and equipment expenses were due to elimination of expenses related to a branch closure in fiscal 2014 as well as a reduction in expenses associated with janitorial, snow removal and related activities The decrease in building insurance was due to a reclass of certain insurance expense from occupancy expense to other operating expenses. For the six months ended March 31, 2015, occupancy expense decreased $216,000, or 19.6 percent over the comparable period in the prior year. The decrease was primarily attributable to a decrease in rent expense of $42,000, a decrease in building and equipment expenses of $46,000 and a decrease in building insurance of $96,000.

 Professional fee expense for the three months ended March 31, 2015 decreased $256,000, or 37.1 percent compared to the comparable quarter of fiscal 2014, primarily reflecting lower expenses related to loan workouts. For the six months ended March 31, 2015, professional fee expense decreased $398,000, or 33.9 percent over the comparable period in the prior year.

Advertising for the three months ended March 31, 2015 decreased $156,000, or 72.22 percent compared to the comparable quarter of fiscal 2014. For the six months ended March 31, 2015, advertising decreased $229,000, or 61.2 percent over the comparable period in the prior year.

Other operating expense for the three months ended March 31, 2015 increased $74,000, or 13.1 percent, compared to the same quarter of fiscal 2014. The increase in operating expense during the quarter ended March 31, 2015 was primarily due to an increase in professional service fees. For the six months ended March 31, 2015, other operating expense increased $286,000, or 28.6 percent over the comparable period in the prior year.

Provision for Income Taxes

For the quarter ended March 31, 2015, the Company recorded no income tax expense, compared with $1,000 of income tax expense for the quarter ended March 31, 2014. The effective tax rates for the quarterly periods ended March 31, 2015 and 2014 were 0.0 percent and 0.2 percent, respectively.

For the six months ended March 31, 2015, the Company recorded no income tax expense, compared with $4,000 of income tax expense for the quarter ended March 31, 2014. The effective tax rates for the six-month periods ended March 31, 2015 and 2014 were 0.0 percent and 1.1 percent, respectively

Recent Accounting Pronouncements

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

At March 31, 2015, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.55:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2015, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. Under its liquidity risk management program, the Company regularly monitors correspondent bank funding exposure and credit exposure in accordance with guidelines issued by the banking regulatory authorities. Management uses a variety of potential funding sources and staggering maturities to reduce the risk of potential funding pressure. Management also maintains a detailed contingency funding plan designed to respond adequately to situations which could lead to stresses on liquidity. Management believes that the Company has the funding capacity to meet the liquidity needs arising from potential events. The Company maintains borrowing capacity through the Federal Home Loan Bank of Pittsburgh secured with loans and marketable securities.

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale.

At March 31, 2015, the Company had $51.6 million in cash and cash equivalent compared to $19.2 million at September 30, 2014. In addition, our investment securities available-for-sale amounted to $113.6 million at March 31, 2015 and $100.9 million at September 30, 2014.

 Deposits

Total deposits increased to $444.1 million at March 31, 2015 from $413.0 million at September 30, 2014. Total interest-bearing deposits increased from $389.9 million at September 30, 2014 to $419.0 million at March 31, 2015, an increase of $29.1 million or 7.5 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $9.0 million to a total of $294.6 million at March 31, 2015 as compared to $285.6 million at September 30, 2014. Time deposits $100,000 and over increased $20.1 million as compared to September 30, 2014 primarily due to increase in certificates of deposit. Time deposits $100,000 and over represented 28.0 percent of total deposits at March 31, 2015 compared to 25.3 percent at September 30, 2014.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $227.9 million at March 31, 2015 increased by $18.5 million, or 8.8 percent, from September 30, 2014. Total demand deposits, savings and money market accounts were 51.3 percent of total deposits at March 31, 2015 and 50.7 percent at September 30, 2014. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts and certificates of deposit greater than $100,000) as a percentage of total deposits. This number decreased by $70,000, or 0.03 percent, from $265.3 million at September 30, 2014 to $265.2 million at March 31, 2015 and represented 59.7 percent of total deposits at March 31, 2015 as compared with 64.2 percent at September 30, 2014.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the six-month period of fiscal 2015.

The following table depicts the Company’s core deposit mix at March 31, 2015 and September 30, 2014 based on the Company’s alternative calculation:

	March 31, 2015		September 30, 2014		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(dollars in thousands)
Non interest-bearing demand	$25,111	9.5%	$23,059	8.7%	$2,052
Interest-bearing demand	87,921	33.1	81,921	30.9	6,000
Savings	44,848	16.9	44,917	16.9	(69)
Money market deposits under $100,000	15,561	5.9	16,178	6.1	(617)
Certificates of deposit under $100,000	91,778	34.6	99,214	37.4	(7,436)
Total core deposits	$265,219	100.0%	$265,289	100.0%	$(70)

Total deposits	$444,146		$412,953		$31,193
Core deposits to total deposits		59.7%		64.2%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. At March 31, 2015, we had no short-term borrowings.

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $98.0 million and $48.0 million at March 31, 2015 and September 30, 2014, respectively, and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of March 31, 2015.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations	$-	$15,000	$83,000	$-	$98,000
Certificates of deposit	95,770	89,295	27,388	3,747	216,200
Operating lease obligations	195	429	429	4,119	5,172
Total contractual obligations	$95,965	$104,724	$110,817	$7,866	$319,372

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the six months ended March 31, 2015, cash and cash equivalents increased by $32.5 million over the balance at September 30, 2014. Net cash of $1.3 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $1.3 million was adjusted principally by net gains on sales of investment securities of $292,000, amortization of premiums and accretion of discounts on investment securities net of $208,000, a decrease in other assets of $170,000 and an increase in other liabilities of $1.7 million. Net cash used by investing activities amounted to approximately $52.6 million, primarily reflecting a net increase in investment securities of $63.3 million. Net cash of $83.8 million was used in financing activities, primarily from the increase in deposits of $31.2 million and an increase of $50.0 million in FHLB advances.

Shareholders’ Equity

Total shareholders’ equity amounted to $80.0 million, or 12.7 percent of total assets, at March 31, 2015, compared to $76.8 million or 14.2 percent of total assets at September 30, 2014. Book value per common share was $12.20 at March 31, 2015, compared to $11.71 at September 30, 2014.

	March 31, 2015	September 30, 2014
	(in thousands, except for share data)
Shareholders’ equity	$80,026	$76,772

Book value per common share	$12.20	$11.71

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

MALVERN BANCORP, INC.

May 14, 2015	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer
(Also authorized to sign this report as acting chief financial officer at the time this Form 10-Q is filed.)

