Form 10-Q
period 2015-06-30
MALVERN BANCORP, INC.
filed 2015-08-13
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                               (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	6,558,473 shares
(Title of Class)	(Outstanding as of August 12, 2015)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015, or for any other interim period. The Malvern Bancorp, Inc. 2014 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Cash and due from depository institutions	$3,460	$1,203
Interest bearing deposits in depository institutions	20,833	17,984
Cash and cash equivalents	24,293	19,187
Investment securities available-for-sale, at fair value	130,509	100,943
Investment securities held-to-maturity (fair value of $58,181 and $0, respectively)	59,243	—
Restricted stock, at cost	4,369	3,503
Loans held for sale	657	—
Loans receivable, net of allowance for loan losses of $4,574 and $4,589, respectively	371,897	386,074
Other real estate owned	1,366	1,964
Accrued interest receivable	2,404	1,322
Property and equipment, net	6,502	6,823
Deferred income taxes, net	2,816	2,376
Bank-owned life insurance	18,659	18,264
Other assets	1,529	1,808
Total Assets	$624,244	$542,264

LIABILITIES
Deposits:
Deposits – noninterest-bearing	$26,877	$23,059
Deposits – interest-bearing	416,341	389,894
Total Deposits	443,218	412,953
FHLB advances	93,000	48,000
Advances from borrowers for taxes and insurance	4,245	1,786
Accrued interest payable	346	149
Other liabilities	3,623	2,604
Total Liabilities	544,432	465,492

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473	66	66
Additional paid-in capital	60,346	60,317
Retained earnings	22,650	20,116
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,811)	(1,922)
Accumulated other comprehensive (loss) income	(1,439)	(1,805)
Total Shareholders’ equity	79,812	76,772
Total Liabilities and Shareholders’ equity	$624,244	$542,264

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except for per share data)	2015	2014	2015	2014

Interest and Dividend Income
Loans, including fees	$4,028	$4,476	$12,356	$13,448
Investment securities, taxable	859	519	2,151	1,623
Investment securities, tax-exempt	172	29	305	137
Dividends, restricted stock	65	54	244	87
Interest-bearing cash accounts	15	13	62	40
Total Interest and Dividend Income	5,139	5,091	15,118	15,335
Interest Expense
Deposits	843	980	2,561	3,046
Borrowings	458	285	1,322	810
Total Interest Expense	1,301	1,265	3,883	3,856
Net interest income	3,838	3,826	11,235	11,479
Provision for Loan Losses	—	—	90	80
Net Interest Income after Provision for Loan Losses	3,838	3,826	11,145	11,399
Other Income
Service charges and other fees	286	230	820	712
Rental income-other	61	63	189	191
Net gains on sales of investments, net	145	69	437	83
Loss on disposal of fixed assets	—	(41)	—	(41)
Net gains on sale of loans, net	16	283	55	339
Earnings on bank-owned life insurance	132	140	395	425
Total Other Income	640	744	1,896	1,709
Other Expense
Salaries and employee benefits	1,333	1,995	4,611	6,134
Occupancy expense	407	571	1,296	1,676
Federal deposit insurance premium	203	184	554	552
Advertising	54	101	199	475
Data processing	312	295	915	933
Professional fees	364	463	1,141	1,638
Other real estate owned expense/(income), net	32	74	(63)	171
Other operating expenses	568	496	1,854	1,496
Total Other Expense	3,273	4,179	10,507	13,075
Income before income tax expense	1,205	391	2,534	33
Income tax expense	—	—	—	4
Net Income	$1,205	$391	$2,534	$29

Basic Earnings Per Share	$0.19	$0.06	$0.40	$0.00
Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Net Income	$1,205	$391	$2,534	$29
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding (losses) gains on available-for-sale securities	(2,001)	1,537	1,108	1,765
Tax effect	680	(522)	(377)	(600)
Net of tax amount	(1,321)	1,015	731	1,165
Reclassification adjustment for net gains arising during the period(1)	(145)	(69)	(437)	(83)
Tax effect	49	24	148	29
Net of tax amount	(96)	(45)	(289)	(54)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	(82)	—	(115)	—
Tax effect	28	—	39	—
Net of tax amount	(54)	—	(76)	—
Total other comprehensive (loss) income	(1,471)	970	366	1,111
Total comprehensive (loss) income	$(266)	$1,361	$2,900	$1,140

(1) Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.
(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

		Additional				Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Unearned	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	ESOP Shares	Income (Loss)	Equity
	(in thousands, except share data)
Balance, October 1, 2013	$66	$60,302	$19,793	$—	$(2,067)	$(2,688)	$75,406
Net Income	—	—	29	—	—	—	29
Other comprehensive income	—	—	—	—	—	1,111	1,111
Committed to be released ESOP shares (10,800 shares)	—	12	—	—	109	—	121
Balance, June 30, 2014	$66	$60,314	$19,822	$—	$(1,958)	$(1,577)	$76,667

Balance, October 1, 2014	$66	$60,317	$20,116	$—	$(1,922)	$(1,805)	$76,772
Net Income	—	—	2,534	—	—	—	2,534
Other comprehensive income	—	—	—	—	—	366	366
Committed to be released ESOP shares (10,800 shares)	—	29	—	—	111	—	140
Balance, June 30, 2015	$66	$60,346	$22,650	$—	$(1,811)	$(1,439)	$79,812

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$2,534	$29
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	484	484
Provision for loan losses	90	80
Deferred income taxes benefit	(628)	(683)
ESOP expense	140	121
Amortization (accretion) of premiums and discounts on investment securities, net	505	(504)
Amortization (accretion) of loan origination fees and costs	305	(333)
Amortization (accretion) of mortgage service rights	64	(23)
Net gain on sale of investment securities available-for-sale	(437)	(83)
Net loss on disposal of fixed assets	—	41
Net gain on sale of loans	—	(280)
Net gain on sale of secondary market loans	(55)	(59)
Proceeds on sale of secondary market loans	1,555	4,884
Originations of secondary market loans	(1,500)	(4,825)
Gain on sale of other real estate owned	(121)	(29)
Write down of other real estate owned	54	146
Earnings on bank-owned life insurance	(395)	(425)
(Increase) decrease in accrued interest receivable	(1,082)	104
Increase in accrued interest payable	197	9
Increase in other liabilities	1,019	526
Decrease in other assets	231	521
Net Cash Provided by (Used in) Operating Activities	2,960	(299)
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(151,623)	(4,266)
Sales	59,427	16,751
Maturities, calls and principal repayments	5,594	9,466
Investment securities held-to-maturity:
Purchases	(4,152)	—
Maturities, calls and principal repayments	2,432	—
Proceeds from sale of loans	—	25,836
Loan buyback for sale of loans	—	(1,117)
Loan purchases	—	(29,040)
Loan originations and principal collections, net	12,817	24,141
Proceeds from sale of other real estate owned	973	2,555
Additions to mortgage servicing rights	(17)	(140)
Proceeds from cash surrender on bank-owned life insurance	—	763
Net increase in restricted stock	(866)	(457)
Purchases of property and equipment	(163)	(163)
Net Cash (Used in) Provided by Investing Activities	(75,578)	44,329
Cash Flows from Financing Activities
Net increase (decrease) in deposits	30,265	(38,560)
Net increase in FHLB line of credit	—	4,500
Proceeds for long-term borrowings	78,000	10,000
Repayment of long-term borrowings	(33,000)	(4,500)
Increase in advances from borrowers for taxes and insurance	2,459	3,298
Net Cash Provided by (Used in) Financing Activities	77,724	(25,262)
Net Increase in Cash and Cash Equivalents	5,106	18,768
Cash and Cash Equivalent – Beginning	19,187	23,687
Cash and Cash Equivalent – Ending	$24,293	$42,455
Supplementary Cash Flows Information
Interest paid	$3,686	$3,847
Income taxes paid	$—	$17
Non-cash transfer of loans to other real estate owned	$308	$355
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$57,523	$—
Non-cash transfer of loans to loans held for sale	$657	$—

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

Note 2 – Recent Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Correction and Improvements.” The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the provisions of ASU No. 2015-05 and has determined that the new standard will have no material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” The FASB is issuing the amendments in this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU No. 2015-04 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the provisions of ASU No. 2015-05 and has determined that the new standard will have no material impact on the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements – (continued)

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in ASU 2015-03 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the provisions of ASU No. 2015-03 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Effective April 2015, the Company adopted ASU No. 2014-11, “Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11)”. The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. Additionally, ASU 2014-11 requires certain disclosures for repurchase agreements that are accounted for as secured borrowings. Management has evaluated and determined the adoption of ASU 2014-11 had no impact on the Company’s financial statements or disclosures.

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

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. As of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014 the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share – (continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except for share data)	2015	2014	2015	2014

Net Income	$1,205	$391	$2,534	$29

Weighted average shares outstanding	6,558,473	6,558,473	6,558,473	6,558,473
Average unearned ESOP shares	(163,347)	(177,747)	(166,959)	(181,359)
Weighted average shares outstanding – basic	6,395,126	6,380,726	6,391,514	6,377,114

Earnings per share – basic	$0.19	$0.06	$0.40	$0.00

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and nine months ended June 30, 2015 and 2014, there were 3,600 and 10,800 shares, respectively, committed to be released. At June 30, 2015, there were 161,565 unallocated shares and 97,653 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.4 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at June 30, 2015 and available-for-sale at September 30, 2014. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following tables present information related to the Company’s investment securities at June 30, 2015 and September 30, 2014. At September 30, 2014 there were no held-to-maturity investment securities.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$816	$—	$(11)	$805
State and municipal obligations	40,470	20	(420)	40,070
Single issuer trust preferred security	1,000	—	(150)	850
Corporate debt securities	75,191	15	(1,237)	73,969
	117,477	35	(1,818)	115,694
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	9,053	—	(246)	8,807
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	6,159	—	(151)	6,008
	15,212	—	(397)	14,815
Total	$132,689	$35	$(2,215)	$130,509
Investment Securities Held-to-Maturity:
U.S. government agencies	$14,845	$1	$(138)	$14,708
State and municipal obligations	10,136	—	(210)	9,926
Corporate debt securities	4,035	—	(101)	3,934
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	30,227	14	(628)	29,613
Total	$59,243	$15	$(1,077)	$58,181

Total investment securities	$191,932	$50	$(3,292)	$188,690

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$19,719	$1	$(464)	$19,256
State and municipal obligations	2,543	—	(43)	2,500
Single issuer trust preferred security	1,000	—	(120)	880
Corporate debt securities	1,504	21	—	1,525
	24,766	22	(627)	24,161
Mortgage-backed securities:
Federal National Mortgage Association (FNMA):
Adjustable-rate	403	15	—	418
Fixed-rate	17,390	9	(591)	16,808
Federal Home Loan Mortgage Company (FHLMC):
Adjustable-rate	3,562	33	—	3,595
Fixed-rate	12,336	—	(340)	11,996
Collateralized mortgage obligations (CMO), fixed-rate	45,222	46	(1,303)	43,965
	78,913	103	(2,234)	76,782
Total	$103,679	$125	$(2,861)	$100,943

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

During the nine months ended June 30, 2015, the Company transferred at fair value approximately $57.5 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized loss at date of transfer amounted to $115,000, remained in accumulated other comprehensive income and will be discounted over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of transfer. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

For the nine months ended June 30, 2015, proceeds of available-for-sale investment securities sold amounted to approximately $59.4 million. Gross realized gains on investment securities sold amounted to approximately $532,000, while gross realized losses amounted to approximately $95,000, for the period. For the nine months ended June 30, 2014, proceeds of investment securities sold amounted to approximately $16.8 million. Gross realized gains on investment securities sold amounted to approximately $83,000, while there were no gross realized losses for the period.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015 and September 30, 2014:

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$805	$(11)	$805	$(11)
State and municipal obligations	31,773	(420)	—	—	31,773	(420)
Single issuer trust preferred security	—	—	850	(150)	850	(150)
Corporate debt securities	65,908	(1,237)	—	—	65,908	(1,237)
Mortgage-backed securities:
FNMA, fixed-rate	5,503	(143)	3,304	(103)	8,807	(246)
FHLMC, fixed-rate	3,275	(96)	2,733	(55)	6,008	(151)
Total	$106,459	$(1,896)	$7,692	$(319)	$114,151	$(2,215)
Investment Securities Held-to-Maturity:
U.S. government agencies	14,162	(138)	—	—	14,162	(138)
State and municipal obligations	9,925	(210)	—	—	9,925	(210)
Corporate debt securities	3,934	(101)	—	—	3,934	(101)
Mortgage-backed securities:
CMO, fixed-rate	25,663	(628)	—	—	25,663	(628)
Total	53,684	(1,077)	—	—	53,684	(1,077)
Total investment securities	$160,143	$(2,973)	$7,692	$(319)	$167,835	$(3,292)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$18,267	$(464)	$18,267	$(464)
State and municipal obligations	—	—	2,501	(43)	2,501	(43)
Single issuer trust preferred security	—	—	880	(120)	880	(120)
Mortgage-backed securities:
FNMA, fixed-rate	—	—	16,715	(591)	16,715	(591)
FHLMC, fixed-rate	—	—	11,996	(340)	11,996	(340)
CMO, fixed-rate	3,945	(54)	36,185	(1,249)	40,130	(1,303)
Total investment securities	$3,945	$(54)	$86,544	$(2,807)	$90,489	$(2,861)

As of June 30, 2015, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2015, the Company held 16 U.S. government agency securities, 38 municipal bonds, 31 corporate securities, 39 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2015 represents other-than-temporary impairment.

At June 30, 2015 and September 30, 2014 the Company had no securities pledged to secure public deposits.

 The following table presents information for investment securities at June 30, 2015, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	15,041	14,952
Due after five years through ten years	81,040	79,738
Due after ten years	36,608	35,819
Total	$132,689	$130,509
Investment Securities Held-to-Maturity:
Due after one year through five years	$12,846	$12,729
Due after five years through ten years	6,034	5,913
Due after ten years	40,363	39,539
Total	$59,243	$58,181

Total investment securities	$191,932	$188,690

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	June 30,	September 30,
	2015	2014
	(in thousands)
Residential mortgage	$219,197	$231,324
Construction and Development:
Residential and commercial	6,751	5,964
Land	25	1,033
Total Construction and Development	6,776	6,997
Commercial:
Commercial real estate	67,617	71,579
Multi-family	5,451	1,032
Other	9,839	5,480
Total Commercial	82,907	78,091
Consumer:
Home equity lines of credit	23,173	22,292
Second mortgages	40,121	47,034
Other	2,523	2,839
Total Consumer	65,817	72,165
Total loans	374,697	388,577
Deferred loan fees and cost, net	1,774	2,086
Allowance for loan losses	(4,574)	(4,589)
Total loans receivable, net	$371,897	$386,074

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2015 and September 30, 2014.  Activity in the allowance is presented for the three and nine months ended June 30, 2015 and 2014 and the year ended September 30, 2014, respectively.

	Three Months Ended June 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,587	$308	$5	$1,058	$157	$59	$143	$851	$32	$412	$4,612
Charge-offs	—	—	—	—	—	—	—	(107)	—	—	(107)
Recoveries	16	23	—	3	—	1	—	23	3	—	69
Provision	(71)	3	(5)	(25)	(9)	30	(2)	(36)	(6)	121	—

Ending Balance	$1,532	$334	$—	$1,036	$148	$90	$141	$731	$29	$533	$4,574

	Three Months Ended June 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,783	$455	$32	$1,223	$67	$55	$152	$989	$39	$52	$4,847
Charge-offs	(43)	—	—	—	—	—	—	(40)	(1)	—	(84)
Recoveries	1	73	—	2	—	1	1	16	1	—	95
Provision	(24)	(73)	(6)	(1)	(3)	(7)	11	(14)	(4)	121	—

Ending Balance	$1,717	$455	$26	$1,224	$64	$49	$164	$951	$35	$173	$4,858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Nine Months Ended June 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	—	(1)	—	(48)	—	—	—	(138)	(33)	—	(220)
Recoveries	17	23	—	8	—	2	1	57	7	—	115
Provision	(157)	21	(13)	(172)	119	38	(28)	(221)	32	471	90

Ending Balance	$1,532	$334	$—	$1,036	$148	$90	$141	$731	$29	$533	$4,574

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—	$1
Ending balance: collectively evaluated for impairment	$1,532	$334	$—	$1,036	$148	$90	$141	$730	$29	$533	$4,573

Loans receivable:
Ending balance	$219,197	$6,751	$25	$67,617	$5,451	$9,839	$23,173	$40,121	$2,523		$374,697
Ending balance: individually evaluated for impairment	$566	$121	$—	$597	$—	$—	$20	$162	$—		$1,466
Ending balance: collectively evaluated for impairment	$218,631	$6,630	$25	$67,020	$5,451	$9,839	$23,153	$39,959	$2,523		$373,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Nine Months Ended June 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(48)	(37)	—	—	—	—	(14)	(443)	(6)	—	(548)
Recoveries	13	145	—	7	—	2	1	66	2	—	236
Provision	338	183	(30)	(509)	24	(12)	40	(65)	17	94	80

Ending Balance	$1,717	$455	$26	$1,224	$64	$49	$164	$951	$35	$173	$4,858

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,717	$455	$26	$1,224	$64	$49	$164	$951	$35	$173	$4,858

Loans receivable:
Ending balance	$235,050	$7,484	$1,537	$69,788	$2,086	$5,492	$21,914	$48,866	$3,011		$395,228
Ending balance: individually evaluated for impairment	$1,968	$479	$237	$—	$—	$900	$116	$638	$—		$4,338
Ending balance: collectively evaluated for impairment	$233,082	$7,005	$1,300	$69,788	$2,086	$4,592	$21,798	$48,228	$3,011		$390,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Year Ended September 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(83)	(37)	—	(183)	—	—	(14)	(618)	(6)	—	(941)
Recoveries	23	1	—	9	—	3	1	136	4	—	177
Provision	318	163	(43)	(304)	(11)	(12)	44	122	3	(17)	263

Ending Balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589

Loans receivable:
Ending balance	$231,324	$5,964	$1,033	$71,579	$1,032	$5,480	$22,292	$47,034	$2,839		$388,577
Ending balance: individually evaluated for impairment	$999	$187	$—	$504	$—	$900	$115	$695	$—		$3,400
Ending balance: collectively evaluated for impairment	$230,325	$5,777	$1,033	$71,075	$1,032	$4,580	$22,177	$46,339	$2,839		$385,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2015 and September 30, 2014.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
June 30, 2015:
Residential mortgage	$—	$—	$566	$566	$659
Construction and Development:
Residential and commercial	—	—	121	121	253
Commercial:
Commercial real estate	—	—	597	597	830
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	23	1	139	162	212
Total impaired loans	$23	$1	$1,443	$1,466	$1,990
September 30, 2014:
Residential mortgage	$—	$—	$999	$999	$1,149
Construction and Development:
Residential and commercial	—	—	187	187	842
Commercial:	—	—
Commercial real estate	—	—	504	504	688
Other	—	—	900	900	900
Consumer:
Home equity lines of credit	—	—	115	115	135
Second mortgages	—	—	695	695	894
Total impaired loans	$—	$—	$3,400	$3,400	$4,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three and nine months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Nine Months Ended June 30, 2015
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$674	$—	$819	$—
Construction and Development:
Residential and commercial	133	1	151	3
Commercial:
Commercial real estate	608	—	669	—
Other	—	—	454	12
Consumer:
Home equity lines of credit	20	—	25	—
Second mortgages	430	—	618	—
Total	$1,865	$1	$2,736	$15

	Three Months Ended June 30, 2014		Nine Months Ended June 30, 2014
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$2,040	$—	$1,788	$—
Construction and Development:
Residential and commercial	522	5	685	14
Land	292	2	255	9
Commercial:
Other	900	8	900	22
Consumer:
Home equity lines of credit	161	—	100	—
Second mortgages	597	—	574	—
Total	$4,512	$15	$4,302	$45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2015 and September 30, 2014.

	June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$218,405	$131	$661	$—	$219,197
Construction and Development:
Residential and commercial	6,524	106	121	—	6,751
Land	25	—	—	—	25
Commercial:
Commercial real estate	59,103	4,414	4,100	—	67,617
Multi-family	5,168	283	—	—	5,451
Other	8,842	276	721	—	9,839
Consumer:
Home equity lines of credit	23,056	—	117	—	23,173
Second mortgages	39,296	135	690	—	40,121
Other	2,509	14	—	—	2,523
Total	$362,928	$5,359	$6,410	$—	$374,697

	September 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$230,065	$137	$1,122	$—	$231,324
Construction and Development:
Residential and commercial	5,777	—	187	—	5,964
Land	1,033	—	—	—	1,033
Commercial:
Commercial real estate	63,125	5,797	2,657	—	71,579
Multi-family	1,032	—	—	—	1,032
Other	3,555	1,025	900	—	5,480
Consumer:
Home equity lines of credit	22,177	—	115	—	22,292
Second mortgages	46,292	21	721	—	47,034
Other	2,823	16	—	—	2,839
Total	$375,879	$6,996	$5,702	$—	$388,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	June 30,	September 30,
	2015	2014
	(in thousands)
Residential mortgage	$566	$1,232
Construction and Development:
Residential and commercial	12	78
Commercial:
Commercial real estate	597	504
Consumer:
Home equity lines of credit	20	115
Second mortgages	162	462
Total non-accrual loans	$1,357	$2,391

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $22,000 and $19,000 for the three months ended June 30, 2015 and 2014, respectively, and was $69,000 and $86,000 for the nine months ended June 30, 2015 and 2014, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2015 or September 30, 2014.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2015 and September 30, 2014.

		30 – 59	60 – 89	90 Days or
		Days Past	Days Past	More Past	Total	Total Loans
	Current	Due	Due	Due	Past Due	Receivable
	(in thousands)
June 30, 2015:
Residential mortgage	$216,698	$1,538	$395	$566	$2,499	$219,197
Construction and Development:
Residential and commercial	6,739	—	—	12	12	6,751
Land	25	—	—	—	—	25
Commercial:
Commercial real estate	66,517	503	—	597	1,100	67,617
Multi-family	5,451	—	—	—	—	5,451
Other	9,839	—	—	—	—	9,839
Consumer:
Home equity lines of credit	23,056	—	97	20	117	23,173
Second mortgages	39,724	235	—	162	397	40,121
Other	2,523	—	—	—	—	2,523
Total	$370,572	$2,276	$492	$1,357	$4,125	$374,697

September 30, 2014:
Residential mortgage	$229,257	$835	$—	$1,232	$2,067	$231,324
Construction and
Development:
Residential and Commercial	5,886	—	—	78	78	5,964
Land	1,033	—	—	—	—	1,033
Commercial:
Commercial real estate	71,075	—	—	504	504	71,579
Multi-family	1,032	—	—	—	—	1,032
Other	5,480	—	—	—	—	5,480
Consumer:
Home equity lines of credit	22,177	—	—	115	115	22,292
Second mortgages	45,847	200	525	462	1,187	47,034
Other	2,822	17	—	—	17	2,839
Total	$384,609	$1,052	$525	$2,391	$3,968	$388,577

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

The Company had three loans classified as TDRs with an aggregate outstanding balance of $608,000 and $1.1 million at June 30, 2015 and September 30, 2014, respectively. At June 30, 2015, these loans were also classified as impaired. Of the TDR loans, one construction and development loan continues to perform under the restructured terms through June 30, 2015 and we continued to accrue interest on such loan through such date. Two commercial loans to one borrower, with an aggregate balance of $499,000 were restructured during the quarter ended June 30, 2015 and deemed non-performing. The borrower is currently making payments as agreed under the terms of the restructuring of principal and interest payments. At September 30, 2014, three loans deemed TDRs with an aggregate balance of $1.1 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2014, and, accordingly, were deemed to be performing loans at September 30, 2014 and we continued to accrue interest on such loans through such date. At September 30, 2014, one construction and development TDR loan with a balance of $78,000 was deemed a non-accruing TDR and was also deemed impaired at September 30, 2014. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents our TDR loans as of June 30, 2015 and September 30, 2014.

			Troubled Debt Restructured
			Loans That Have Defaulted on
	Total Troubled Debt		Modified Terms Within The Past
	Restructurings		12 Months
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
	(dollars in thousands)
At June 30, 2015:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	2	499	2	499
Total	3	$608	2	$499
At September 30, 2014:
Construction and Development:
Residential and commercial	2	$187	1	$78
Commercial:
Other	1	900	—	—

Total	3	$1,087	1	$78

The following table reports the performing status of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	June 30, 2015		September 30, 2014
	Performing	Non-Performing	Performing	Non-Performing
	(in thousands)
Construction and Development:
Residential and commercial	$109	$—	$109	$78
Commercial:
Commercial real estate	—	499	—	—
Other	—	—	900	—
Total	$109	$499	$1,009	$78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table shows the activity in loans which were first deemed to be TDRs during the three months and nine months ended June 30, 2015 and 2014. No loans were first deemed TDRs during the three months ended June 30, 2014.

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014

Restructured During Period
		Pre-	Post-		Pre-	Post-
		Modifications	Modifications		Modifications	Modifications
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investments	Investments	Loans	Investments	Investments

(dollars in thousands)
Commercial:
Commercial real estate	2	$499	$499	—	$—	$—
Total troubled debt restructurings	2	$499	$499	—	$—	$—

	For the Nine Months Ended June 30, 2015			For the Nine Months Ended June 30, 2014

	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments

			(dollars in thousands)
Construction and Development:
Residential and commercial	—	$—	$—	1	$437	$437
Commercial:
Commercial real estate	2	$499	$499	—	$—	$—
Total troubled debt restructurings	2	$499	$499	1	$437	$437

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

Management believes, as of June 30, 2015, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
As of June 30, 2015:

Core Capital (to adjusted tangible assets)	$67,790	10.56%	$	≥25,682	4.00%	$	≥32,103	5.00%
Tier 1 Capital (to risk-weighted assets)	67,790	16.22		≥25,084	6.00		≥33,445	8.00
Total risk-based Capital (to risk-weighted assets)	72,426	17.32		≥33,445	8.00		≥41,807	10.00
As of September 30, 2014:

Tangible Capital (to tangible assets)	$64,414	12.09%	$	≥7,990	1.50%		$—	N/A
Core Capital (to adjusted tangible assets)	64,414	12.09		≥21,305	4.00		≥26,632	5.00%
Tier 1 Capital (to risk-weighted assets)	64,414	19.50		≥13,212	4.00		≥19,818	6.00
Total risk-based Capital (to risk-weighted assets)	68,549	20.75		≥26,424	8.00		≥33,030	10.00

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at June 30, 2015 or September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements – (continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$805	$—	$805	$—
State and municipal obligations	40,070	—	40,070	—
Single issuer trust preferred security	850	—	850	—
Corporate debt securities	73,969	—	73,969	—
Total investment securities available-for-sale	115,694	—	115,694	—
Mortgage-backed securities available-for-sale:
FNMA, fixed-rate	8,807	—	8,807	—
FHLMC, fixed-rate	6,008	—	6,008	—
Total mortgage-backed securities available-for-sale	14,815	—	14,815	—
Total	$130,509	$—	$130,509	$—

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$19,256	$—	$19,256	$—
State and municipal obligations	2,500	—	2,500	—
Single issuer trust preferred security	880	—	880	—
Corporate debt securities	1,525	—	1,525	—
Total investment securities available-for-sale	24,161	—	24,161	—
Mortgage-backed securities available-for-sale:
FNMA:
Adjustable-rate	418	—	418	—
Fixed-rate	16,808	—	16,808	—
FHLMC:
Adjustable-rate	3,595	—	3,595	—
Fixed-rate	11,996	—	11,996	—
CMO, fixed-rate-fate	43,965	—	43,965	—
Total mortgage-backed securities available-for-sale	76,782	—	76,782	—
Total	$100,943	$—	$100,943	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements – (continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2015 and September 30, 2014:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Other real estate owned	$198	$—	$—	$198
Impaired loans(1) (2)	47	—	—	47
Mortgage servicing rights	17	—	17	—
Total	$262	$—	$17	$245

	June 30, 2015
	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Other real estate owned	$198	Appraisal of collateral(3)	Collateral discounts(4)	0 − 7%/(7%)
Impaired loans(1) (2)	47	Appraisal of collateral(3)	Collateral discounts(4)	65 − 80%/(7%)
Total	$245

(1)	At June 30, 2015, consisted of two loans with an aggregate balance of $48,000 and $1,000 in specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expense.

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Other real estate owned	$1,030	$—	$—	$1,030
Impaired loans(1) (2)	887	—	—	887
Mortgage servicing rights	160	—	160	—
Total	$2,077	$—	$160	$1,917

	September 30, 2014
	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Other real estate owned	$1,030	Appraisal of collateral(3)	Collateral discounts(4)	16 − 72%/(38%)
Impaired loans(1) (2)	887	Appraisal of collateral(3)	Collateral discounts(4)	7 − 52%/(20%)
Total	$1,917

(1)	At September 30, 2014, consisted of six loans with an aggregate balance of $887,000 and no specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements – (continued)

The following table shows active information regarding significant techniques and inputs used at June 30, 2015 and September 30, 2014 for measures in a non-recurring basis using unobservable inputs (Level 2):

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Method or Value as of June 30, 2015
	(in thousands)
Mortgage servicing rights	$17	Discounted rate	Discount rate	11.50 − 12.50%	Rate used through modeling period
			Loan prepayment speeds	13.45%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	6.67%	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2014
	(in thousands)
Mortgage servicing rights	$160	Discounted rate	Discount rate	11.00 − 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.15%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	6.25%	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2015 and September 30, 2014 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements – (continued)

Cash and Cash Equivalents. These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities Available-for-Sale. Investment and mortgage-backed securities available-for-sale (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of June 30, 2015 or September 30, 2014.

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

Loans Held-For-Sale. The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. At June 30, 2015, there were two loans with an aggregate balance of $657,000 in loans held for sale. There were no loans held for sale at September 30, 2014.

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

Time deposits are valued using an “all in” cost for brokered CDs with a similar maturity. The rates are further adjusted to offset the “all in” cost against servicing cost based upon industry estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2015 and September 30, 2014 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2015:
Financial assets:
Cash and cash equivalents	$24,293	$24,293	$24,293	$—	$—
Investment securities available-for-sale	130,509	130,509	—	130,509	—
Investment securities held-to-maturity	59,243	58,181	—	58,181	—
Loans held for sale	657	670	670	—	—
Loans receivable, net	371,897	379,307	—	—	379,307
Accrued interest receivable	2,404	2,404	—	2,404	—
Restricted stock	4,369	4,369	—	4,369	—
Mortgage servicing rights	406	443	—	443	—
Financial liabilities:
Savings accounts	44,949	44,949	—	44,949	—
Checking and NOW accounts	111,962	111,962	—	111,962	—
Money market accounts	78,963	78,963	—	78,963	—
Certificates of deposit	207,344	209,954	—	209,954	—
FHLB advances	93,000	94,649	—	94,649	—
Accrued interest payable	346	346	—	346	—

September 30, 2014:
Financial assets:
Cash and cash equivalents	$19,187	$19,187	$19,187	$—	$—
Investment securities available-for-sale	100,943	100,943	—	100,943	—
Loans receivable, net	386,074	388,202	—	—	388,202
Accrued interest receivable	1,322	1,322	—	1,322	—
Restricted stock	3,503	3,503	—	3,503	—
Mortgage servicing rights	453	512	—	512	—
Financial liabilities:
Savings accounts	44,917	44,917	—	44,917	—
Checking and NOW accounts	104,980	104,980	—	104,980	—
Money market accounts	59,529	59,529	—	59,529	—
Certificates of deposit	203,527	207,080	—	207,080	—
FHLB advances	48,000	49,627	—	49,627	—
Accrued interest payable	149	149	—	149	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Nine Months Ended June 30,
	2015	2014
	(Dollar in thousands)
At federal statutory rate	$—	$—
Adjustments resulting from:
State tax, net of federal benefit	—	4
	$—	$4

Effective tax rate	0.00%	12.12%

Deferred income taxes at June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015	September 30, 2014
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available-for-sale	$741	$932
Allowance for loan losses	2,979	3,051
Non-accrual interest	91	122
Write-down of real estate owned	124	270
Alternative minimum tax (AMT) credit carryover	96	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	455	455
Charitable contributions	39	36
Depreciation	190	127
State net operating loss	1,408	—
Federal net operating loss	6,639	7,159
Other	308	54
Total Deferred Tax Assets	13,407	12,607
Valuation allowance for DTA	(10,248)	(10,074)
Total Deferred Tax Assets, Net of Valuation Allowance	3,159	2,533
Deferred Tax Liabilities:
State net operating income	—	(3)
Mortgage servicing rights	(138)	(154)
Other	(205)	—
Total Deferred Tax Liabilities	(343)	(157)
Deferred Tax Assets, Net	$2,816	$2,376

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2015 and September 30, 2014. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Allowance for Loan Losses. The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in the Company’s unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses is increased by provisions for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment or collateral recovery of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at June 30, 2015 was appropriate under GAAP.

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

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•          Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•          Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•    Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2015, the Company had $245,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.8 million and $2.4 million at June 30, 2015 and September 30, 2014, respectively. In evaluating the need for a valuation allowance, we estimated our viable tax planning strategies that we could employ so that the asset would not go unused. We feel that the DTA balance of $2.8 million as of June 30, 2015 is appropriate since it is the amount of such estimated tax planning strategies. Our total deferred tax assets increased to $13.4 million at June 30, 2015 compared to $12.6 million at September 30, 2014. Our DTA valuation allowance amounted to $10.2 million at June 30, 2015 compared to $10.1 million at September 30, 2014. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

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

Earnings

Net income available to common shareholders for the three months ended June 30, 2015 amounted to $1.2 million compared to net income of $391,000 for the comparable three-month period ended June 30, 2014. The Company recorded earnings per common share of $0.19 for the three months ended June 30, 2015 as compared with earnings of $0.06 per common share for the same three months in fiscal 2014. The annualized return on average assets was 0.77 percent for the three months ended June 30, 2015, compared to annualized return on average assets of 0.27 percent for three months ended June 30, 2014. The annualized return on average shareholders’ equity was 6.01 percent for the three-month period ended June 30, 2015, compared to 2.05 percent in annualized return on average shareholders’ equity for the three months ended June 30, 2014.

Net income available to common shareholders for the nine months ended June 30, 2015 amounted to $2.5 million compared to net income of $29,000 for the comparable nine-month period ended June 30, 2014. The Company recorded earnings per common share of $0.40 for the nine months ended June 30, 2015 as compared with earnings of $0.00 per common share for the same nine months in fiscal 2014. The annualized return on average assets was 0.55 percent for the nine months ended June 30, 2015, compared to annualized return on average assets of 0.01 percent for nine months ended June 30, 2014. The annualized return on average shareholders’ equity was 4.26 percent for the nine-month period ended June 30, 2015, compared to 0.05 percent in annualized return on average shareholders’ equity for the nine months ended June 30, 2014.

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

Net Interest Income (tax-equivalent basis)

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change	2015	2014	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$4,030	$4,477	$(447)	(9.98)%	$12,361	$13,453	$(1,092)	(8.12)%
Investment securities	1,089	558	531	95.16	2,560	1,807	753	41.67
Dividends, restricted stock	65	54	11	20.37	244	87	157	180.46
Interest-bearing cash accounts	15	13	2	15.38	62	40	22	55.00
Total interest income	5,199	5,102	97	1.90	15,227	15,387	(160)	(1.04)
Interest expense:
Deposits	843	980	(137)	(13.98)	2,561	3,046	(485)	(15.92)
Borrowings	458	285	173	60.70	1,322	810	512	63.21
Total interest expense	1,301	1,265	36	2.85	3,883	3,856	27	0.70
Net interest income on a fully tax-equivalent basis	3,898	3,837	61	1.59	11,344	11,531	(187)	(1.62)
Tax-equivalent adjustment (1)	(60)	(11)	(49)	445.45	(109)	(52)	(57)	109.62
Net interest income, as reported under GAAP	$3,838	$3,826	$12	0.31%	$11,235	$11,479	$(244)	(2.13)%

    (1) Computed using a federal income tax rate of 34 percent for the three and nine months ended June 30, 2015 and 2014.

Net interest income on a fully tax-equivalent basis increased $61,000 or 1.59 percent to $3.9 million for the three months ended June 30, 2015 as compared to the same period in fiscal 2014. For the three months ended June 30, 2015, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis contracted 15 basis points to 2.61 percent from 2.76 percent during the three months ended June 30, 2014. For the three months ended June 30, 2015 a decrease in the average yield on interest-earning assets of 19 basis points with a decrease of three basis points in the average cost of interest-bearing liabilities, resulted in a decrease in the Company’s net interest spread of 16 basis points for the period. Net interest margin compression during the third quarter period of 2015 occurred primarily as result of a high liquidity pool carried during the quarter and the timing of new asset growth. This, coupled with a continued high level of interest-earning asset prepayments and maturities during the quarter, dampened other actions (including a growth in the Company’s customer base and enhancement the Company’s liquidity position, effected while the Company strives to increase its earning assets base as part of its efforts to improve the margin.

Net interest income on a fully tax-equivalent basis decreased $187,000 or 1.6 percent to $11.3 million for the nine months ended June 30, 2015 as compared to the same period in fiscal 2014. For the nine months ended June 30, 2015, the net interest margin on a fully tax-equivalent basis contracted 15 basis points to 2.60 percent from 2.75 percent during the nine months ended June 30, 2014. For the nine months ended June 30, 2015, a decrease in the average yield on interest-earning assets of 18 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of one basis point, resulting in a decrease in the Company’s net interest spread of 17 basis points for the period.

For the three-month period ended June 30, 2015, interest income on a tax-equivalent basis increased by $97,000 or 1.9 percent compared to the same three-month period in fiscal 2014. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in investment securities owned. Average investment securities volume increased during the current three-month period by $64.1 million, to $178.7 million, compared to the third quarter of fiscal 2014. For the three-month period ended June 30, 2015, interest income on FHLB dividends increased by $11,000 or 20.4 percent compared to the same three-month period in fiscal 2014. The average balance of the loan portfolio decreased by $33.5 million, to $379.0 million, from an average of $412.5 million in the same quarter in fiscal 2014, reflecting net decreases in single-family residential loans, construction loans and consumer loans. Average loans represented approximately 63.4 percent of average interest-earning assets during the third quarter of fiscal 2015 compared to 74.1 percent in the same quarter in fiscal 2014.

 For the nine-month period ended June 30, 2015, interest income on a tax-equivalent basis decreased by $160,000 or 1.0 percent compared to the same nine-month period in fiscal 2014. This decrease in interest income was due primarily to a decrease in the average volume of loans along with a decline in average yields due to the lower interest rate environment. The average balance of the loan portfolio decreased by $26.8 million, to $384.5 million during the first nine months of fiscal 2015, from an average of $411.2 million in the nine months ended June 30, 2014, reflecting net decreases in single-family residential loans, construction loans and consumer loans in the loan portfolio. Average loans represented approximately 66.1 percent of average interest-earning assets during the nine months ended June 30, 2015 compared to 73.5 percent in the nine months ended June 30, 2014. The decrease in interest income on loans was partially offset by an increase of $753,000 in interest income on investment securities and an increase of $157,000 in interest income on FHLB dividends. The average balance of our investment securities portfolio increased during the nine-month period ended June 30, 2015 by $26.0 million, to $148.1 million, compared to the nine-month period of fiscal 2014. The increase in interest income on FHLB dividends was primarily due to a special dividend paid during the second quarter of fiscal 2015.

For the three months ended June 30, 2015, interest expense increased $36,000, or 2.9 percent from the same period in fiscal 2014. The average rate of total interest-bearing liabilities decreased three basis points to 1.02 percent for the three months ended June 30, 2015, from 1.05 percent for the three months ended June 30, 2014. At the same time, the average balance of total interest-bearing liabilities increased by $32.3 million. This increase primarily reflects an increase in the average balance of borrowings of $47.4 million and a $9.4 million increase in the average balance of money market accounts and was partially offset by a decrease in the average balances of certificates of deposit, other interest-bearing deposits and savings accounts of $21.9 million, $1.8 million and $0.9 million, respectively.  For the three months ended June 30, 2015, the Company’s net interest spread on a tax-equivalent basis decreased to 2.46 percent, from 2.62 percent for the three months ended June 30, 2014.

For the nine months ended June 30, 2015, interest expense increased $27,000, or 0.7 percent from the same period in fiscal 2014. The average rate of total interest-bearing liabilities decreased one basis point to 1.04 percent for the nine months ended June 30, 2015, from 1.05 percent for the nine months ended June 30, 2014. At the same time, the average balance of total interest-bearing liabilities increased by $11.8 million. This increase in volume of average interest-bearing liabilities primarily reflects an increase in the average balance of borrowings of $43.9 million, a $2.4 million increase in money market and a $0.9 million increase in savings accounts. These increases were partially offset by a decrease in the average balances of certificates of deposit and other interest-bearing deposits of $33.8 million and $1.8 million, respectively.  For the nine months ended June 30, 2015, the Company’s net interest spread on a tax-equivalent basis decreased to 2.45 percent, from 2.62 percent for the nine months ended June 30, 2014.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30, 2015 and 2014 Increase (Decrease) Due to Change in:			Nine Months Ended June 30, 2015 and 2014 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$(1,454)	$1,007	$(447)	$(1,167)	$75	$(1,092)
Investment securities	1,250	(719)	531	512	241	753
Interest-bearing cash accounts	19	(17)	2	51	(29)	22
Dividends, restricted stock	61	(50)	11	34	123	157
Total interest-earning assets	(124)	221	97	(570)	410	(160)
Interest-bearing liabilities:
Money market deposits	23	7	30	6	45	51
Savings deposits	(1)	1	—	—	3	3
Certificates of deposit	(344)	177	(167)	(523)	(14)	(537)
Other interest-bearing deposits	(2)	2	—	(2)	—	(2)
Total interest-bearing deposits	(324)	187	(137)	(519)	34	(485)
Borrowings	1,105	(932)	173	1,076	(564)	512
Total interest-bearing liabilities	781	(745)	36	557	(530)	27
Change in net interest income	$(905)	$966	$61	$(1,127)	$940	$(187)

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

	Three Months Ended June 30,
	2015			2014
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$378,953	$4,030	4.25%	$412,457	$4,477	4.34%
Investment securities	178,713	1,089	2.44	114,631	558	1.95
Interest-bearing cash accounts	35,472	15	0.17	25,760	13	0.20
Dividends, restricted stock	4,531	65	5.74	3,536	54	6.11
Total interest-earning assets	597,669	5,199	3.48	556,384	5,102	3.67
Non interest-earning assets:
Cash and due from banks	3,982			1,461
Bank-owned life insurance	18,590			20,933
Other assets	14,340			13,441
Allowance for loan losses	(4,649)			(4,829)
Total non interest-earning assets	32,263			31,006
Total assets	$629,932			$587,390
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$73,430	$68	0.37%	$64,023	$38	0.24%
Savings deposits	44,637	7	0.06	45,488	7	0.06
Certificates of deposit	210,757	747	1.42	232,653	914	1.57
Other interest-bearing deposits	86,822	21	0.10	88,616	21	0.09
Total interest-bearing deposits	415,646	843	0.81	430,780	980	0.91
Borrowings	96,462	458	1.90	49,014	285	2.33
Total interest-bearing liabilities	512,108	1,301	1.02	479,794	1,265	1.05
Non interest-bearing liabilities:
Demand deposits	28,943			24,834
Other liabilities	8,674			6,551
Total non interest-bearing liabilities	37,617			31,385
Shareholders’ equity	80,207			76,211
Total liabilities and shareholders’ equity	$629,932			$587,390
Net interest income (tax equivalent basis)		3,898			3,837
Net interest spread			2.46%			2.62%
Net interest margin (tax equivalent basis)			2.61%			2.76%
Tax equivalent effect			0.04%			0.01%
Net interest margin on a GAAP basis			2.57%			2.75%
Tax-equivalent adjustment (2)		(60)			(11)
Net interest income		$3,838			$3,826

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 34 percent for the periods ended June 30, 2015 and 2014.

	Nine Months Ended June 30,
	2015			2014
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$384,487	$12,361	4.28%	$411,248	$13,453	4.36%
Investment securities	148,058	2,560	2.31	122,053	1,807	1.97
Interest-bearing cash accounts	44,989	62	0.19	22,953	40	0.23
Dividends, restricted stock	4,248	244	7.65	3,291	87	3.52
Total interest-earning assets	581,782	15,227	3.49	559,545	15,387	3.67
Non interest-earning assets:
Cash and due from banks	2,087			1,415
Bank-owned life insurance	18,461			21,257
Other assets	13,748			14,613
Allowance for loan losses	(4,621)			(4,907)
Total non interest-earning assets	29,675			32,378
Total assets	$611,457			$591,923
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$68,041	$173	0.33%	$65,594	$122	0.25%
Savings deposits	44,916	22	0.07	43,974	19	0.05
Certificates of deposit	210,346	2,304	1.47	244,107	2,841	1.55
Other interest-bearing deposits	86,014	62	0.09	87,769	64	0.09
Total interest-bearing deposits	409,317	2,561	0.84	441,444	3,046	0.92
Borrowings	87,908	1,322	2.00	44,000	810	2.45
Total interest-bearing liabilities	497,225	3,883	1.04	485,444	3,856	1.05
Non interest-bearing liabilities:
Demand deposits	27,571			25,310
Other liabilities	7,423			5,768
Total non interest-bearing liabilities	34,994			31,078
Shareholders’ equity	79,238			75,401
Total liabilities and shareholders’ equity	$611,457			$591,923
Net interest income (tax equivalent basis)		$11,344			$11,531
Net interest spread			2.45%			2.62%
Net interest margin (tax equivalent basis)			2.60%			2.75%
Tax equivalent effect			0.03%			0.02%
Net interest margin on a GAAP basis			2.57%			2.73%
Tax-equivalent adjustment (2)		(109)			(52)
Net interest income		$11,235			$11,479

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 34 percent for the periods ended June 30, 2015 and 2014.

Investment Portfolio

At June 30, 2015, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate securities, trust preferred securities, asset backed securities and equity securities.

During the nine months ended June 30, 2015, approximately $59.4 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Company’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, the Company has been actively reviewing its investments and has engaged in certain transactions in its investment securities in its efforts to protect itself from undue interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company determines to sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended June 30, 2015, the average balance of our investment securities increased $64.1 million to approximately $178.7 million, or 29.9 percent of average interest-earning assets, from $114.6 million on average, or 20.6 percent of average interest-earning assets, for the comparable period in fiscal 2014. For the nine months ended June 30, 2015, the average balance of our investment securities increased $26.0 million to approximately $148.1 million, or 25.5 percent of average interest-earning assets, from $122.1 million on average, or 21.8 percent of average interest-earning assets, for the comparable period in fiscal 2014.

During the three-month period ended June 30, 2015, the volume-related factors applicable to the investment portfolio increased interest income by approximately $1.3 million while rate-related changes resulted in a decrease in interest income of approximately $719,000 from the same period in fiscal 2014. The tax-equivalent yield on investments increased by 49 basis points to 2.44 percent for the three-month period ended June 30, 2015 as compared to the three-month period ended June 30, 2014 at 1.95 percent.

During the nine-month period ended June 30, 2015, the volume-related factors applicable to the investment portfolio increased interest income by approximately $512,000 while rate-related changes resulted in an increase in interest income of approximately $241,000 from the same period in fiscal 2014. The tax-equivalent yield on investments increased by 34 basis points to 2.31 percent for the nine-month period ended June 30, 2015 as compared to the nine-month period ended June 30, 2014 at 1.97 percent.

At June 30, 2015, net unrealized gains on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive income and included in shareholders’ equity, net of tax, amounted to $731,000 as compared with net unrealized losses of $1.4 million at September 30, 2014. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds, trust preferred security and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At June 30, 2015, total gross loans amounted to $374.7 million, a decrease of $13.9 million or 3.6 percent as compared to September 30, 2014. For the period ended June 30, 2015, growth of $8.8 million in the aggregate in multi-family and other commercial loans were offset by decreases of $12.1 million in residential mortgage loans, $4.0 million in commercial real estate loans, $221,000 in construction and development loans and $6.3 million in total consumer loans. Total gross loans recorded in the quarter included $19.8 million of new loans and advances, offset by payoffs and principal payments of $25.2 million.

 At June 30, 2015, the Company had $30.0 million in outstanding loan commitments which were expected to fund over the next 90 days.

 The average balance of our total loans decreased $33.5 million or 8.1 percent for the three months ended June 30, 2015 as compared to the same period in fiscal 2014, while the average yield on loans decreased by nine basis points as compared with the same period in fiscal 2014. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The decrease in average total loan volume was due primarily to loan prepayments and repayments which exceeded the volume of new loan originations. The volume-related factors during the period contributed to a decrease of interest income of $1.5 million, while the rate-related changes increased interest income by $1.0 million.

The average balance of our total loans decreased $26.8 million or 6.5 percent for the nine months ended June 30, 2015 as compared to the same period in fiscal 2014, while the average yield on loans decreased by eight basis points as compared with the same period in fiscal 2014. The volume-related factors during the period resulted in decreased interest income of $1.2 million, while the rate-related changes increased interest income by 75,000.

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

At June 30, 2015, the level of the allowance was $4.6 million, which was relatively constant with the amount of the allowance at September 30, 2014. There were no provisions to the allowance for the three-month period ended June 30, 2015 as well as for the same period in fiscal 2014. For the nine-month period ended June 30, 2015, we recorded $90,000 of provisions to the allowance as compared to $80,000 for the same period in fiscal 2014. The net charge-offs were $38,000 for the three months ended June 30, 2015 compared to $11,000 in net recoveries for the three months ended June 30, 2014, bringing the Company’s net charge offs to $105,000 for the nine months of fiscal 2015 compared to net charge offs of $312,000 for the same period of 2014. The allowance for loan losses as a percentage of total loans amounted to 1.22 percent at June 30, 2015 compared to 1.18 percent at September 30, 2014.

The level of the allowance for the respective periods of fiscal 2015 and fiscal 2014 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2015 was adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended June 30,
	2015	2014
	(dollars in thousands)
Balance at beginning of period	$4,589	$5,090
Provision for loan losses	90	80
Charge-offs:
Residential mortgage	—	48
Construction and Development:
Residential and commercial	1	37
Commercial:
Commercial real estate	48	—
Consumer:
Home equity lines of credit	—	14
Second mortgages	138	443
Other	33	6
Total charge-offs	220	548
Recoveries:
Residential mortgage	17	13
Construction and Development:
Residential and commercial	23	145
Commercial:
Commercial real estate	8	7
Other	2	2
Consumer:
Home equity lines of credit	1	1
Second mortgages	57	66
Other	7	2
Total recoveries	115	236
Net charge-offs	105	312
Balance at end of period	$4,574	$4,858
Ratios:
Ratio of allowance for loan losses to non-accrual loans in portfolio	337.07%	157.12%
Ratio of net charge-offs to average loans outstanding in portfolio(1)	0.04%	0.11%
Ratio of net charge-offs to total allowance for loan losses(1)	3.06%	8.56%

(1)Annualized

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

	June 30, 2015	September 30, 2014
	(in thousands)
Non-accrual loans	$1,357	$2,391
Accruing loans past due 90 days or more	—	—
Total non-performing loans	1,357	2,391
Other real estate owned	1,366	1,964
Total non-performing assets	$2,723	$4,355

Troubled debt restructured loans — performing	$109	$1,009

At June 30, 2015, non-performing assets totaled $2.7 million, or 0.44 percent of total assets, as compared with $4.4 million, or 0.80 percent, at September 30, 2014 and $4.7 million, or 0.82 percent, at June 30, 2014. Non-performing assets decreased by $1.6 million at June 30, 2015 from September 30, 2014. The decrease was attributable primarily to the return to performing status of $368,000 of loans previously on non-performing status, pay-downs and payoffs of $354,000, and the transfer of $308,000 on previously non-performing loans to other real estate owned (which also is a non-performing asset). The decrease in non-performing assets was also due to the decrease in other real estate owned. At June 30, 2015, the Company had sale proceeds net of gain and loss of $852,000 and write downs of $54,000, offset in part by the addition of two commercial loans (totaling approximately $97,000) and one consumer loan (totaling approximately $23,000) to non-performing status.

The Company held $1.4 million in other real estate owned at June 30, 2015 and $2.0 million at September 30, 2014, respectively.

Troubled debt restructured loans totaled $608,000 at June 30, 2015 and $1.1 million at September 30, 2014. A total of $109,000 and $1.0 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at June 30, 2015 and September 30, 2014, respectively. The $900,000 decrease in troubled debt restructured loans at June 30, 2015 was due to a commercial loan with an outstanding balance of approximately $900,000 being paid-off during the second quarter of fiscal 2015. A total of $499,000 and $78,000 in troubled debt restructured loans were deemed non-performing at June 30, 2015 and September 30, 2014, respectively.

Overall credit quality in the Bank’s loan portfolio at June 30, 2015 remained relatively strong. Non-performing loans amounted to $1.4 million and $2.4 million at June 30, 2015 and September 30, 2014, respectively. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of June 30, 2015 have been identified and internally risk-rated as assets specially mentioned or substandard. Special mention loans were $5.4 million and $7.0 million at June 30, 2015 and September 30, 2014, respectively. Most of the change in special mention loans was attributable to seven commercial real estate loans with an aggregate balance of $1.7 million at June 30, 2015, being moved to substandard loan grading during the nine months ended June 30, 2015. Substandard loans were $6.4 million and $5.7 million at June 30, 2015 and September 30, 2014, respectively. The $708,000 increase in substandard loans was attributable to the seven special mentioned loans being classified as substandard loans during the nine months ended June 30, 2015, as well as six new loans with an aggregate balance of $1.2 million at June 30, 2015, being classified as substandard loans. The increase in substandard loans was offset by seven loans with an aggregate balance of $1.4 million being paid off during fiscal period 2015. Other decreases that offset the substandard loans were due to two loans with an aggregate balance of $288,000 were transferred to other real estate owned properties, as well as a consumer loan with an balance of approximately $165,000 which was sold during the quarter ended June 30, 2015. Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

 At June 30, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change	2015	2014	Increase (Decrease)	Percent Change
Service charges and other fees	$286	$230	$56	24.35%	$820	$712	$108	15.17%
Rental income-other	61	63	(2)	(3.17)	189	191	(2)	(1.05)
Gain on sale of investments, net	145	69	76	110.14	437	83	354	426.51
Loss on disposal of fixed assets	—	(41)	41	100.00	—	(41)	41	100.00
Gain on sale of loans, net	16	283	(267)	(94.35)	55	339	(284)	(83.78)
Earnings on bank-owned life insurance	132	140	(8)	(5.71)	395	425	(30)	(7.06)
Total other income	$640	$744	$(104)	(13.98)%	$1,896	$1,709	$187	10.94%

For the three months ended June 30, 2015, total other income decreased $104,000, or 14.0 percent to $640,000, compared to total other income of $744,000 for the same period in fiscal 2014. During the third quarter of fiscal 2015, the Company recorded $145,000 in net gains on sales of investment securities compared to $69,000 net gains on sales of investment securities for the same period in fiscal 2014. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $495,000 for the three months ended June 30, 2015, compared to $675,000 for the three months ended June 30, 2014. Decreases reflected a $267,000 decrease in net gain on sale of loans, an $8,000 decrease in bank owned life insurance income and a $2,000 decrease in rental income, partially offset by a $56,000 increase in service charges and a $41,000 difference in loss on disposal of fixed assets.

For the nine months ended June 30, 2015, total other income amounted to $1.9 million, compared to total other income of $1.7 million for the same period in fiscal 2014. The increase of $187,000 for the nine months ended June 30, 2015 was primarily as a result of $437,000 in net gains on sales of investment securities in the fiscal 2015 period compared to $83,000 in net gain on sales of investment securities for the same period in fiscal 2014. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $1.5 million for the nine months ended June 30, 2015, compared to $1.6 million for the nine months ended June 30, 2014. This increase reflected an increase of $108,000 in service charges and other fees and a $41,000 difference in loss on disposal of fixed assets, which was partially offset by a $30,000 decrease in bank owned life insurance income and a decrease of $284,000 in net gain on sale of loans.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change	2015	2014	Increase (Decrease)	Percent Change
Salaries and employee benefits	$1,333	$1,995	$(662)	(33.18)%	$4,611	$6,134	$(1,523)	(24.83)%
Occupancy expense	407	571	(164)	(28.72)	1,296	1,676	(380)	(22.67)
Federal deposit insurance premium	203	184	19	10.33	554	552	2	0.36
Advertising	54	101	(47)	(46.53)	199	475	(276)	(58.11)
Data processing	312	295	17	5.76	915	933	(18)	(1.93)
Professional fees	364	463	(99)	(21.38)	1,141	1,638	(497)	(30.34)
Other real estate owned expense, net	32	74	(42)	(56.76)	(63)	171	(234)	(136.84)
Other operating expense	568	496	72	14.52	1,854	1,496	358	23.93
Total other expense	$3,273	$4,179	$(906)	(21.68)%	$10,507	$13,075	$(2,568)	(19.64)%

 For the three months ended June 30, 2015, total other expense decreased $906,000, or 21.7 percent, from the comparable three months ended June 30, 2014. This was primarily attributable to decreases in salaries and employee benefits of $662,000, professional fees of $99,000, occupancy expense of $164,000, advertising of $47,000 and other real estate expense of $42,000. These decreases were partially offset by an increase of $72,000 in other operating expense, a $19,000 increase in federal deposit insurance premium and a $17,000 increase in data processing. For the nine months ended June 30, 2015, total other expense decreased $2.6 million, or 19.6 percent from the comparable nine months ended June 30, 2014.

Salaries and employee benefits expense for the quarter ended June 30, 2015 decreased $662,000, or 33.2 percent over the comparable period in the prior year. For the nine months ended June 30, 2015, salaries and employee benefits expense decreased $1.5 million, or 24.8 percent over the comparable period in the prior year. Decreases for the three and nine month-period ended June 30, 2015, primarily reflected reductions in salaries and employee benefits primarily due to workforce reductions. Full-time equivalent staffing levels were 72 at June 30, 2015 and 95 at June 30, 2014.

 Occupancy expense for the quarter ended June 30, 2015 decreased $164,000, or 28.7 percent, from the comparable three-month period ended June 30, 2014. The decrease for the quarter was primarily attributable to a decrease in rent expense of $69,000, a decrease in building and equipment expenses of $34,000 and a decrease in building insurance of $46,000. For the nine months ended June 30, 2015, occupancy expense decreased $380,000, or 22.7 percent over the comparable period in the prior year. The decrease was primarily attributable to a decrease in rent expense of $111,000, a decrease in building and equipment expenses of $80,000 and a decrease in building insurance of $142,000. The reduction in rent and building and equipment expenses were due to elimination of expenses related to a branch closure in fiscal 2014 as well as a reduction in expenses associated with janitorial and related activities. The decrease in building insurance was due to a reclass of certain insurance expense from occupancy expense to other operating expenses.

 Professional fee expense for the three months ended June 30, 2015 decreased $99,000, or 21.4 percent compared to the comparable quarter of fiscal 2014. For the nine months ended June 30, 2015, professional fee expense decreased $497,000, or 30.3 percent over the comparable period in the prior year. The decrease in professional fee expense was primarily reflecting lower expenses related to loan workouts.

Advertising for the three months ended June 30, 2015 decreased $47,000, or 46.5 percent compared to the comparable quarter of fiscal 2014. For the nine months ended June 30, 2015, advertising decreased $276,000, or 58.1 percent over the comparable period in the prior year.

Other operating expense for the three months ended June 30, 2015 increased $72,000, or 14.5 percent, compared to the same quarter of fiscal 2014.  The increase in other operating expense during the quarter ended June 30, 2015 was primarily due to an increase of $70,000 in director compensation, a $45,000 increase in insurance and bond expense, a $57,000 increase in other operating expense and a $54,000 increase in amortization of mortgage servicing rights, offset by decreases in various expenses. The decreases in other operating expense were due to a $65,000 decrease associated with annual credit review such as appraisals and searches, a $61,000 decrease due to expenses related to education, subscriptions and dues, and a $31,000 decrease for third party fees associated with the Delaware Holding Companies which were dissolved during the fourth quarter of fiscal 2014. For the nine months ended June 30, 2015, other operating expense increased $358,000, or 23.9 percent over the comparable period in the prior year.

Provision for Income Taxes

For the quarter ended June 30, 2015 and 2014, the Company recorded no income tax expense. The effective tax rates for the quarterly periods ended June 30, 2015 and 2014 was 0.0 percent.

For the nine months ended June 30, 2015, the Company recorded no income tax expense, compared with $4,000 of income tax expense for the nine months ended June 30, 2014. The effective tax rates for the nine-month periods ended June 30, 2015 and 2014 were 0.0 percent and 12.1 percent, respectively

Recent Accounting Pronouncements

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

At June 30, 2015, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.47:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2015, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At June 30, 2015, the Company had $24.3 million in cash and cash equivalent compared to $19.2 million at September 30, 2014. In addition, our investment securities available-for-sale amounted to $130.5 million at June 30, 2015 and $100.9 million at September 30, 2014.

Deposits

Total deposits increased to $443.2 million at June 30, 2015 from $413.0 million at September 30, 2014. Total interest-bearing deposits increased from $389.9 million at September 30, 2014 to $416.3 million at June 30, 2015, an increase of $26.4 million or 6.8 percent. Interest-bearing demand, savings, money market and time deposits under $100,000 increased $12.8 million to a total of $298.4 million at June 30, 2015 as compared to $285.6 million at September 30, 2014. Time deposits $100,000 and over increased $13.6 million as compared to September 30, 2014 primarily due to increase in certificates of deposit. Time deposits $100,000 and over represented 26.6 percent of total deposits at June 30, 2015 compared to 25.3 percent at September 30, 2014.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $235.9 million at June 30, 2015 increased by $26.4 million, or 12.6 percent, from September 30, 2014. Total demand deposits, savings and money market accounts were 53.2 percent of total deposits at June 30, 2015 and 50.7 percent at September 30, 2014. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts and certificates of deposit greater than $100,000) as a percentage of total deposits. This number decreased by $3.4 million, or 1.3 percent, from $265.3 million at September 30, 2014 to $261.9 million at June 30, 2015 and represented 59.1 percent of total deposits at June 30, 2015 as compared with 64.2 percent at September 30, 2014.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the nine-month period of fiscal 2015.

The following table depicts the Company’s core deposit mix at June 30, 2015 and September 30, 2014 based on the Company’s alternative calculation:

	June 30, 2015		September 30, 2014		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(dollars in thousands)
Non interest-bearing demand	$26,877	10.3%	$23,059	8.7%	$3,818
Interest-bearing demand	85,085	32.5	81,921	30.9	3,164
Savings	44,949	17.2	44,917	16.9	32
Money market deposits under $100,000	15,511	5.9	16,178	6.1	(667)
Certificates of deposit under $100,000	89,430	34.1	99,214	37.4	(9,784)
Total core deposits	$261,852	100.0%	$265,289	100.0%	$(3,437)

Total deposits	$443,218		$412,953		$30,265
Core deposits to total deposits		59.1%		64.2%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. At June 30, 2015, we had no short-term borrowings.

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $93.0 million and $48.0 million at June 30, 2015 and September 30, 2014, respectively, and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

In April 2015, the Bank prepaid $28.0 million in FHLB convertible select advances. The Company determined to prepay the FHLB advances, which had an average cost of 3.27% and maturity dates in mid- to late – 2018, in order to reduce its average cost of funds and improve its net interest spread and net interest margin in future periods, lengthening liabilities and improve interest rate risk position. During the third quarter of fiscal 2015, we acquired $28.0 million in new FHLB fixed rate advances with an average cost of 2.79% and maturities of five years. An analysis was performed to validate that this was not an extinguishment of debt but a debt modification according to ASU 470-50.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of June 30, 2015.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations	$—	$10,000	$83,000	$—	$93,000
Certificates of deposit	95,176	85,717	22,726	3,725	207,344
Operating lease obligations	195	429	429	4,119	5,172
Total contractual obligations	$95,371	$96,146	$106,155	$7,844	$305,516

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the nine months ended June 30, 2015, cash and cash equivalents increased by $5.1 million over the balance at September 30, 2014. Net cash of $3.0 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $2.5 million was adjusted principally by net gains on sales of investment securities of $437,000, amortization of premiums and accretion of discounts on investment securities net of $505,000, a decrease in other assets of $231,000 and an increase in other liabilities of $1.0 million. Net cash used by investing activities amounted to approximately $75.6 million, primarily reflecting a net increase in investment securities of $88.8 million. Net cash of $77.7 million was used in financing activities, primarily from the increase in deposits of $30.3 million and an increase of $45.0 million in FHLB advances.

Shareholders’ Equity

       Total shareholders’ equity amounted to $79.8 million, or 12.8 percent of total assets, at June 30, 2015, compared to $76.8 million or 14.2 percent of total assets at September 30, 2014. Book value per common share was $12.17 at June 30, 2015, compared to $11.71 at September 30, 2014.

	June 30,	September 30,
	2015	2014
	(in thousands, except for share data)
Shareholders’ equity	$79,812	$76,772

Book value per common share	$12.17	$11.71

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Section 302 Certification
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification
32.1	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

August 13, 2015	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

August 13, 2015	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer

