Form 10-K
period 2015-09-30
MALVERN BANCORP, INC.
filed 2015-12-23
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $78.0 million, based on the last sale price on NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 23, 2015 was 6,558,473.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Corporation’s forward looking statements and associated risks in ‘‘Item 1 — Business — Historical Development of Business’’ and ‘‘Item 1A — Risk factors’’ in this Annual Report on Form 10-K.

i

PART I.

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Malvern Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern’’ or similar expressions or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ ‘‘may’’ or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Malvern Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Malvern Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Malvern Bancorp, Inc. Malvern Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Item 1. Business

Historical Development of Business

Malvern Bancorp, Inc., a Pennsylvania corporation (the “Company” or “Malvern Bancorp”), is the holding company for Malvern Federal Savings Bank ("Malvern Federal Savings" or the "Bank") and owns all of the issued and outstanding shares of the common stock of the Bank. In connection with the “second-step” conversion and reorganization which we completed in October 2012, 3,636,875 shares of common stock, par value $0.01 per share, of Malvern Bancorp were sold in a subscription offering to certain depositors of the Bank and other investors for $10 per share, or $36.4 million in the aggregate, and 2,921,598 shares of common stock were issued in exchange for the outstanding shares of common stock of the former federally chartered mid-tier holding company, Malvern Federal Bancorp, Inc. (the “Mid-Tier Holding Company”), held by the “public” shareholders of the Mid-Tier Holding Company (all shareholders except Malvern Federal Mutual Holding Company).

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

Malvern Federal Savings Bank is a federally chartered savings bank which was originally organized in 1887. The Bank conducts business from its main office located in Paoli, Pennsylvania and its seven full service financial center offices located in Chester and Delaware Counties, Pennsylvania. The Bank’s principal business consists of attracting deposits from businesses and the general public primarily in Chester County, Pennsylvania and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, construction and development loans, commercial and multi-family real estate loans, commercial business loans, home equity loans and lines of credit and other consumer loans, as well as investing in investment securities. In addition to Chester County, our lending efforts are focused in neighboring Montgomery County and Delaware County, both of which are also in southeastern Pennsylvania. We are also serving client needs in the greater Philadelphia market area. On August 19, 2015, we expanded our base of operations with the opening of a loan production office in New Jersey. The Bank’s revenues are derived principally from interest on loans and investment securities, loan commitment and customer service fees and our mortgage banking operation. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market. The Bank’s primary expenses are interest expense on deposits and borrowings, provisions for loan losses and general operating expenses.

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

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.malvernfederal.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of ethics that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating Committee.

Additionally, the Company will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Malvern Bancorp, Inc., Attention: Shareholder Relations, 42 East Lancaster Avenue, Paoli, Pennsylvania, 19301 and our telephone number is (610) 644-9400.

Market Area and Competition

The banking business is highly competitive. We face substantial immediate competition and potential future competition both in attracting deposits and in originating loans. We compete with numerous commercial banks, savings banks and savings and loan associations, many of which have assets, capital and lending limits larger than those that we have. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

Our larger competitors have greater financial resources to finance wide-ranging advertising campaigns.

Additionally, we endeavor to compete for business by providing high quality, personal service to customers, customer access to our decision-makers and competitive interest rates and fees. We seek to hire and retain quality employees who desire greater responsibility than may be available working for a larger employer. Additionally, the local real estate and other business activities of our Directors help us develop business relationships by increasing our profile in our communities.

Product and Services

We derive substantially all of our income from our net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business customers, we also provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, ACH origination, telephone banking, and mobile banking by phone. In addition, we offer safe deposit boxes. The Bank also offers remote deposit capture banking for business customers, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost. In addition the Bank offers mobile remote deposit capture banking for both retail and business customers, providing the convenience to deposit on the go.

Checking account products consist of both retail and business demand deposit products. Retail products include free checking and, for businesses, both interest-bearing accounts, which require a minimum balance, and non-interest bearing accounts. NOW accounts consist of both retail and business interest-bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide a market rate of interest to depositors but have limited check writing capabilities. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts. CDARS/ICS Reciprocal deposits are offered based with the Bank’s participation in Promontory Interfinancial Network, LLC. Customers who are FDIC insurance sensitive are able to place large dollar deposits with the Company and the Company uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

The Bank, with it’s partnership with Bell Rock Capital, offers through its private banking and wealth management division personalized wealth management and advisory service to high net worth individuals and families. Services provided include liquidity management, investment services, custody, wealth planning, trust and fiduciary services, insurance and 401k services.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, card income, including ATM fees and credit and debit card interchange, gift card fees, and other miscellaneous fees. In addition, the Bank generates additional non-interest revenue associated with residential loan origination and sale, loan servicing, late fees and merchant services.

We offer personal and commercial business loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment, and liens on commercial and residential real estate.

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi- family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences.

Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Bank’s lending policies generally provide for lending inside of our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan customers to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. We believe that having senior management on-site allows for an enhanced local presence and rapid decision-making that attracts borrowers. The Bank’s legal lending limit to any one borrower is 15% of the Banks’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($10.4 million) and 25% of the capital base for loans secured by readily marketable collateral ($17.3 million). At September 30, 2015, the Bank’s largest committed relationship totaled $10.0 million.

Our business model includes using industry best practices for community banks, including personalized service, state-of-the-art technology and extended hours. We believe that this will generate deposit accounts with somewhat larger average balances than we might attract otherwise. We also use pricing techniques in our efforts to attract banking relationships having larger than average balances.

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

Management of the Bank has implemented policies and procedures to ensure compliance with the provisions of the Formal Agreement. Management believes that, as of September 30, 2015, the Bank was in compliance with all requirements of the Formal Agreement.

The Formal Agreement supersedes and replaces the Supervisory Agreement (the “Supervisory Agreement”) that the Bank previously entered into with the Office of Thrift Supervision (the “OTS”) in October 2010. The Supervisory Agreement placed numerous operating restrictions and reporting requirements on the Bank. Among other things, the Supervisory Agreement prohibited us from making any new commercial real estate loans and/or commercial and industrial loans and limited our growth in any quarter to the amount of net interest credited on our deposits, in each case without the prior written non-objection of the OTS or OCC. In April 2013, we were advised that we were no longer subject to such restrictions on commercial real estate lending, commercial and industrial lending and asset growth, provided that the level of loan growth remained consistent with our business plan filed with the OCC.

As a result of the Formal Agreement with the OCC, the Bank is subject to certain additional restrictions pursuant to Federal banking regulations, including the following:

•	Malvern Federal Savings Bank is required to provide the OCC with prior notice of any new director or senior executive officer; and

•	Malvern Federal Savings Bank is restricted from making any “golden parachute payments,” as defined.

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

Regulation of Malvern Bancorp, Inc.

Holding Company Acquisitions. Malvern Bancorp is a savings and loan holding company under the Home Owners' Loan Act, as amended, and is subject to examination and supervision by the Federal Reserve Board. Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

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

Under the recently enacted legislation, savings and loan holding companies became subject to statutory capital requirements. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) became effective. The amendments made the SBHC Policy applicable to savings and loan holding companies such as Malvern Bancorp and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1 billion. Savings and loan holding companies that have total assets of $1 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements set forth in the table below. Such treatment continues until Malvern Bancorp’s total assets exceed $1 billion or the Federal Reserve Board deems it to no longer be a small savings and loan holding company. However, if Malvern Bancorp had been subject to the requirements, it would have been in compliance with them as of September 30, 2015.

Certain of the savings and loan holding company capital requirements promulgated by the FRB in 2013 became effective as of January 1, 2015. Those requirements establish the following four minimum capital ratios that savings and loan holding companies not subject to the SBHC Policy must comply with as of that date:

Capital Ratio	Regulatory Minimum
Common Equity Tier 1 Capital	4.5%
Tier 1 Leverage Capital	4.0%
Tier 1 Risk-Based Capital	6.0%
Total Risk-Based Capital	8.0%

The leverage capital requirement is calculated as a percentage of total assets and the other three capital requirements are calculated as a percentage of risk-weighted assets. For a more detailed discussion of the 2015 capital rules, see “Recent Regulatory Capital Rules” under “Regulations of Malvern Federal Savings Bank” below.

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

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The Company is in compliance with the various provisions of the Volcker Rule regulations.

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

The Federal Deposit Insurance Corporation's risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the Dodd Frank Act, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank's deposit insurance.

As noted above, the Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). The FDIC has proposed a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. This surcharge period is expected to begin in 2016 and end by December 31, 2018. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.40%.

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

Current OCC capital standards require savings institutions to satisfy the following capital requirements:

•	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

•	Common equity Tier 1 capital requirement – generally consists of retained earnings and common stock instruments equal to at least 4.5% of “risk weighted” assets;

•	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets for the most highly rated institutions;

•	an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated savings associations effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

•	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Malvern Federal Savings Bank had no intangible assets at September 30, 2015. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Malvern Federal Savings Bank's regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

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

At September 30, 2015, Malvern Federal Savings Bank exceeded all of its regulatory capital requirements. At such date, the Bank’s tier 1 capital, tier 1 risked-based capital and total risk-based capital ratios were 10.80%, 15.90% and 16.99%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OCC or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OCC's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Recent Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Federal Savings Bank, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increased the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Common Equity Tier 1 Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

At September 30, 2015, Malvern Federal Savings Bank was not subject to the above mentioned restrictions.

The table below sets forth Malvern Federal Savings Bank's capital position relative to the OCC’s regulatory capital requirements at September 30, 2015. Malvern Bancorp is not subject to the regulatory capital ratios imposed by the Dodd-Frank Act on savings and loan holding companies because it was deemed to be a small savings and loan holding company as of September 30, 2015.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital (to adjusted tangible assets)	$69,030	10.80%	$25,573	4.00%	$31,966	5.00%	$37,064	5.80%
Common equity Tier 1 (to risk-weighted assets)	$69,030	15.90	$19,538	4.50	$28,222	6.50	$40,408	9.40
Tier 1 risk-based capital (to risk-weighted assets)	$69,030	15.90	$26,051	6.00	$34,734	8.00	$34,296	7.90
Total risk-based capital (to risk-weighted assets)	$73,759	16.99	$34,734	8.00	$43,418	10.00	$30,341	6.99

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or (3) the savings institution is a subsidiary of a savings and loan holding company and the proposed dividend is not a cash dividend. If a savings institution, such as Malvern Federal Savings Bank, that is the subsidiary of a savings and loan holding company, has filed a notice with the Federal Reserve Board for a cash dividend and is not required to file an application or notice with the OCC for any of the reasons described above, then the savings institution is only required to provide an informational copy to the OCC of the notice filed with the Federal Reserve Board.

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

Currently, the OCC’s QTL test requires that 65% of an institution's “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company's activities are restricted. In addition, it must discontinue any non-permissible business within three years. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution's failure to meet the QTL test.

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

At September 30, 2015, Malvern Federal Savings Bank met the requirements to be deemed a QTL.

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act. An affiliate of a savings association includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Malvern Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners' Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Malvern Federal Savings Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2015, was in compliance with the above restrictions.

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

Federal Home Loan Bank System. Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2015, Malvern Federal Savings Bank had $103.0 million of FHLB advances and $108.5 million outstanding on its line of credit with the FHLB.

As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2015, Malvern Federal Savings Bank had $4.8 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets. At September 30, 2015, Malvern Federal Savings Bank had met its reserve requirement.

Employees

As of September 30, 2015, we had a total of 71 full-time equivalent employees. No employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Lending money is a significant part of the banking business. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $2.6 million at September 30, 2015. Our allowance for loan losses was approximately $4.7 million at September 30, 2015. Our loans between thirty and eighty-nine days delinquent totaled $2.6 million at September 30, 2015.

The changing economic environment may continue to adversely impact our operations and results.

Negative developments in the financial services industry from 2008 into 2015 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally. As a consequence of the recent United States recession, business activities across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending. Unemployment continues to be higher than historical averages.

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

A sustained increase in market interest rates would adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, the market value of our fixed-rate assets would decline if interest rates increase. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Asset and Liability Management.”

Our loan portfolio exhibits a high degree of risk.

We have a significant amount of commercial real estate loans, as well as construction and development loans and second mortgages (home equity loans) that have a higher risk of default and loss than single-family residential mortgage loans. Although permanent single-family, owner-occupied loans represent the largest single component of assets and currently impaired loans, commercial real estate loans, as well as construction and development loans and second mortgages (home equity loans) amounted to $156.1 million, or 39.6% of our loan portfolio at September 30, 2015. Commercial real estate and construction and development loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Repayment of construction and development loans generally is dependent on the successful completion of the project and the ability of the borrower to repay the loan from the sale of the property or obtaining permanent financing. Our second mortgage loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans due to the generally higher loan-to-value ratios and their secondary position in the collateral to the existing first mortgage. Our monitoring of higher risk loans and the internal asset review function may be inadequate in view of current real estate market weaknesses.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our allowance for loan losses is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan losses. If our assumptions or judgments used to determine the allowance prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if our regulators disagree with our judgments, we may need to increase the allowance in amounts that exceed our expectations. Additions to the allowance adversely affect our results of operations and financial condition. We recorded a $90,000 provision for loan losses during the year ended September 30, 2015, compared to provisions of $263,000 and $11.2 million for the years ended September 30, 2014 and 2013, respectively.

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

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At September 30, 2015, the net deferred tax asset was approximately $2.9 million, compared to a balance of approximately $2.4 million at September 30, 2014. The increase in net deferred tax asset from prior fiscal year is primarily due to the change in tax planning strategies.

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

As of September 30, 2015, the fair value of our investment securities portfolio was approximately $185.2 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

We identified a material weakness in our internal control over financial reporting at September 30, 2015 and cannot assure you that additional material weaknesses will not be identified in the future. If we fail to implement and maintain effective internal control over financial reporting, it could result in material misstatements in our financial statements in the future which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Our management identified a material weakness in our internal control over financial reporting at September 30, 2015. See Item 9A, “Controls and Procedures.” While the material weakness had no impact upon our reported financial condition or results of operation at and for the fiscal year ended September 30, 2015 or any prior periods, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements in future periods. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC under Section 404. The existence of a material weakness could result in errors in our financial statements in future periods that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Bank owns and maintains the premises in which the headquarters and six full-service financial centers are located, and leases an office in Concordville. The location of each of the offices is as follows:

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “MLVF”. As of September 30, 2015, the Company had 483 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks. On September 30, 2015, the closing sale price was $15.65.

The following table sets forth the high and low closing sales price on a share of the Company’s common stock for the years ended September 30, 2015 and 2014.

	Year Ended September 30,
	2015		2014
	High	Low	High	Low
First Quarter	$12.17	$11.10	$12.94	$10.75
Second Quarter	$14.00	$11.80	$11.30	$10.23
Third Quarter	$15.25	$13.24	$11.01	$10.13
Fourth Quarter	$15.96	$14.51	$11.39	$10.50

For the years ended September 30, 2015 and 2014, no cash dividends per share of common stock were declared by the Company. In December 2013, the Company’s board of directors adopted the Supervisory Resolution, as recommended by the Federal Reserve Bank of Philadelphia, that it will not declare or pay any dividends without the prior written approval of the Reserve Bank.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of September 30, 2015 and 2014 and the selected consolidated summary of operating data for the years ended September 30, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of September 30, 2013, 2012 and 2011 and the selected consolidated summary of operating data for the years ended September 30, 2012 and 2011 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

The selected historical consolidated financial data as of any date and for any period are not necessarily indicative of the results that may be achieved as of any future date or for any future period. You should read the following selected statistical and financial data in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes that we have presented elsewhere in this Annual Report.

	At September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Summary of Operating Data:
Total interest and dividend income	$20,462	$20,167	$22,301	$25,775	$29,726
Total interest expense	5,248	5,071	6,944	8,412	10,198
Net interest income	15,214	15,096	15,357	17,363	19,528
Provision for loan losses	90	263	11,235	810	12,392
Net interest income after provision for loan losses	15,124	14,833	4,122	16,553	7,136
Total other income	2,535	2,155	2,860	2,427	1,702
Total other expenses	13,961	16,644	19,775	16,393	18,529
Income tax expense (benefit)	-	21	6,010	628	(3,579)
Net income (loss)	$3,698	$323	$(18,803)	$1,959	$(6,112)
Earnings (loss) per share(5)	$0.58	$0.05	$(2.96)	$0.31	$(0.96)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.03

Statement of Financial Condition Data
Securities available for sale	$128,354	$100,943	$124,667	$80,508	$74,389
Securities held to maturity	57,221	-	-	-	3,797
Loans held for sale	-	-	10,367	-	-
Loans receivable, net	391,307	386,074	401,857	457,001	506,019
Total assets	655,690	542,264	601,554	711,812	666,568
Deposits	465,522	412,953	484,596	540,988	554,455
FHLB borrowings	103,000	48,000	38,000	48,085	49,098
Shareholders’ equity	81,391	76,772	75,406	62,636	60,284
Allowance for loan losses	4,667	4,589	5,090	7,581	10,101
Non-accrual loans in portfolio	1,399	2,391	1,901	9,749	12,915
Non-performing assets in portfolio	2,567	4,355	5,863	14,343	21,236
Performing troubled debt restructurings in portfolio	1,091	1,009	1,346	8,187	10,340
Non-performing assets and performing troubled debt restructurings in portfolio	3,658	5,364	7,209	22,530	31,576

Performance Ratios:
Return on average assets	0.60%	0.06%	(2.79)%	0.30%	(0.90)%
Return on average equity	4.65	0.43	(20.24)	3.15	(9.64)
Interest rate spread(1)	2.48	2.59	2.25	2.66	2.86
Net interest margin(2)	2.62	2.74	2.43	2.79	3.05
Non-interest expenses to average total assets	2.25	2.84	2.93	2.50	2.72
Efficiency ratio(3)	77.62	96.74	110.95	85.95	87.21

Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	0.35	0.62	0.47	2.11	2.52
Non-performing assets as a percent of total assets	0.39	0.80	0.97	2.01	3.19
Non-performing assets and performing troubled debt restructurings as a percent of total assets	0.56	0.99	1.20	3.17	4.74
Allowance for loan losses as a percent of gross loans	1.18	1.18	1.26	1.64	1.97
Allowance for loan losses as a percent of non-accrual loans	333.60	191.93	267.75	77.76	78.21
Net charge-offs to average loans outstanding	0.00	0.19	3.07	0.69	1.96

Capital Ratios(4):
Total risk-based capital to risk weighted assets	16.99	20.75	18.97	14.22	12.01
Tier 1 risk-based capital to risk weighted assets	15.90	19.50	17.72	12.96	10.76
Tangible capital to tangible assets	N/A	12.09	10.91	7.70	7.54
Tier 1 leverage (core) capital to adjustable tangible assets	10.80	12.09	10.91	7.70	7.54
Shareholders’ equity to total assets	12.41	14.16	12.54	8.80	9.04

________________________________

(1)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(2)	Net interest income divided by average interest earning assets.
(3)	Efficiency ratio, which is a non-GAAP financial measure, is computed by dividing other expense by net interest income on a tax equivalent basis plus other income, excluding net securities gains (losses). See Item 7, MD&A, “ – Other Income,” page 42.
(4)	Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.
(5)	The calculation for the years ended September 2012 and 2011have been adjusted for the exchange and additional share issuance in the reorganization and offering completed on October 11, 2012.

Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

See Page 1 of this Annual Report on Form 10-K for information regarding forward-looking statements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to our audited consolidated financial statements contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statements of Financial Condition.

The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates by loan category applied to current loan totals. However, actual loan losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications. The allowance for loan losses is established through a provision for loan losses charged to expense. Management believes that the current allowance for loan losses will be adequate to absorb loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect our borrowers’ ability to pay.

The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. In addition, OCC, as an integral part of their examination process, periodically review our allowance for loan losses. The OCC may require us to make additional provisions for loan losses based upon information available to them at the time of their examination. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods.

Other Real Estate Owned

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

Fair Value Measurements

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2015, the Company had $48,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

Income Taxes

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.9 million at September 30, 2015 compared to $2.4 million at September 30, 2014. In evaluating the need for a valuation allowance, we estimated our viable tax planning strategies that we could employ so that the asset would not go unused. We feel that the DTA balance of $2.9 million as of September 30, 2015 is appropriate since it is the amount of such estimated tax planning strategies. Our total deferred tax assets decreased to $11.4 million at September 30, 2015 compared to $12.6 million at September 30, 2014. Our DTA valuation allowance amounted to $8.0 million at September 30, 2015 compared to $10.1 million at September 30, 2014. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

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

Derivaties

The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. The Company primarily uses interest rate swaps as part of its interest rate risk management strategy.

Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The significant assumptions used in the models, which include assumptions for interest rates, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management's judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income.

Overview and Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. Highlights of our business strategy are discussed below:

Improving Core Earnings. With interest rates falling to historically low levels, it has become increasingly difficult for financial institutions to maintain acceptable levels of net interest income. Until recently, with the Bank unable to grow its asset base and loan portfolio, increasing interest income has been a challenge. This lack of growth in the loan portfolio through fiscal year-end 2014, combined with higher deposit and borrowing costs, have all contributed to a decline in the Banks’ net interest margin. In an effort to achieve consistent sustainable earnings, i.e. improve the net interest margin, we are implementing specific product and pricing strategies designed to increase the yield on loans and reduce the cost of funding. In fiscal 2014, we resumed originating commercial real estate loans and commercial business loans, which have higher yields than single-family residential mortgage loans, on a relatively modest basis in accordance with our business plan and our strengthened loan underwriting and loan administration policies and procedures. We also have established a funding composition plan, which is designed to increase checking accounts, primarily non-interest bearing accounts, as well as savings and money market accounts. We are attempting to increase our core deposits, which we define as all deposit accounts other than certificates of deposit. At September 30, 2015, our core deposits amounted to 56.7% of total deposits ($263.8 million), compared to 50.7% of total deposits ($209.4 million) at September 30, 2014. We have continued our promotional efforts to increase core deposits. We review our deposit products on an ongoing basis and we are considering additional deposit products and are currently offering more flexible delivery options, such as mobile banking, as part of our efforts to increase core deposits. We expect to increase our commercial checking accounts and we plan to enhance our cross-marketing as part of our efforts to gain additional deposit relationships with our loan customers.

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

Maintain Low Levels of Problem Assets. We are continuing in our efforts to maintain low levels of problem assets. At September 30, 2015, our total non-performing assets in portfolio were $2.6 million or 0.39% of total assets, reflecting a reduction of $18.7 million, or 87.9%, compared to $21.2 million of total non-performing assets at September 30, 2011 (when total non-performing assets amounted to 3.19% of total assets). The October 2013 bulk sale of problem loans resulted in a dramatic reduction of the Company’s non-performing assets. The bulk sale was undertaken as an efficient mechanism for disposing of non-performing and underperforming assets and improving the Bank’s credit quality in the process. As a result of the sale, the Company significantly reduced its exposure to sectors that experienced economic weakness and significant declines in collateral valuations and has substantially reduced the amount of non-accruing loans.

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

Introduction

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Company’s earnings performance for the year ended September 30, 2015.

2015 has been challenging not only for the banking industry in general but also for the Company in particular. The current domestic economic issues, ongoing global financial uncertainty and continued headwinds from new regulatory requirements created challenges to financial institutions both domestically and abroad.

The Company was proactive with its balance sheet strategies throughout fiscal 2015 in order to reduce exposure to interest rates through a reduction in higher cost funding and non-core balances in the deposit mix coupled with an improvement in the earning asset mix. The Company’s progress in growing and improving its balance sheet earning asset mix has helped to expand its spread and margin.

The Company’s net income in fiscal 2015 was $3.7 million, $0.58 per common share, compared to net income of $323,000 in fiscal 2014 or $0.05 per common share. The growth in earnings performance in fiscal 2015 was primarily attributable to earnings from core operations. Earnings for fiscal 2015 and associated operating performance was characterized by solid revenue growth, loan generation and a continuation of our stable and favorable asset quality profile. Earnings were positively impacted by growth in net interest income, primarily from an increase in the average balance of earning assets of $33.2 million, which was partially offset by a decline of 13 basis points in the average yield. The decline in the average yield on earning assets was somewhat offset by a decline of two basis points in the average rate paid on interest-bearing liabilities in fiscal 2015 compared to fiscal 2014, primarily from a lower cost of funds in fiscal 2015 as compared to fiscal 2014.

For the year ended September 30, 2015, net interest income on a fully taxable equivalent basis amounted to $15.4 million, compared to $15.2 million for fiscal 2014. For fiscal 2015, interest income increased by $425,000 while interest expense increased by $177,000 from last year. As noted above, in fiscal 2015 compared to fiscal 2014, the average balance of our average interest earning assets increased $33.2 million while net interest spread and margin decreased on a tax-equivalent basis by 11 basis points and 12 basis points, respectively. For fiscal 2015, the Company’s net interest margin decreased to 2.62 percent as compared to 2.74 percent for fiscal 2014.

Total non-interest income improved as a percentage of total revenue, which is the sum of interest income and non-interest income, in fiscal 2015 largely due to an increase in net securities gains, which amounted to $515,000 in fiscal 2015 as compared to $83,000 in fiscal 2014. For the year ended September 30, 2015, total other income increased $380,000 as compared with the year ended September 30, 2014, from $2.2 million to $2.5 million. Excluding net securities gains and losses, the Company recorded total other income of $2.0 million and $2.1 million for the years ended September 30, 2015 and 2014, respectively.

For the year ended September 30, 2015, total other expense decreased $2.7 million, or 16.1 percent, compared to the year ended September 30, 2014. Decreases primarily included salaries and employee benefits of $1.8 million, $376,000 in occupancy expense, $322,000 in advertising costs, $634,000 in professional fees, and $9,000 in data processing expense. These decreases were partially offset by a $253,000 reduction in other real estate owned income and by an increase in other operating expenses of $128,000 and a $49,000 increase in federal deposit insurance premium.

The Company continues to move forward with momentum in expanding our presence in key markets. We continue to execute on our business plans and are positioning the Company to take advantage of the growth activity we are achieving in our markets, which includes our new loan production location in New Jersey. Our business plans call for us to achieve the transition to a commercial bank balance sheet. With entry into New Jersey lending market, we are working to solidify and expand the service relationship with our new customers. We remain excited by the potential to create incremental shareholder value from our strategic growth. We believe that this type of earnings performance demonstrates the Company’s commitment to achieving meaningful growth in earnings performance, an essential component of providing consistent and favorable long-term returns to our shareholders. However, while we continue to see an improvement in balance sheet strength and core earnings performance, we still remain cautious about the credit stability of the broader markets.

Total assets at September 30, 2015 were $655.7 million, an increase of 20.9 percent from assets of $542.3 million at September 30, 2014. The increase in assets reflects the growth of $84.6 million in our investment securities portfolio, as well as an increase of $21.1 million in cash an cash equivalent and a $5.2 million in our net loan portfolio as the Company continued to expand its client base and loan production, deploying cash from increased deposit production into a more efficient earning asset mix. The growth in the earning asset portfolio was funded in part through deposit growth of $52.6 million.

Our loan portfolio increased in fiscal 2015 as compared to fiscal 2014. Overall, the total portfolio increased year over year by approximately $5.6 million or 1.5 percent from fiscal 2014. Demand for both commercial loans and real estate loans prevailed throughout the year in the Company’s market in Pennsylvania, despite the economic climate at both the state and national levels. The $5.6 million increase in the total loan portfolio at September 30, 2015 compared to September 30, 2014, primarily reflected an increase of $30.4 million in commercial loans and a $822,000 increase in construction and development loans. These increases were partially offset by a $16.4 million decrease in residential mortgage loans and a $9.2 million reduction in consumer loans at September 30, 2015 as compared to September 30, 2014. The Company is encouraged by loan demand and positive momentum is expected to continue in growing our loan portfolio in fiscal 2016. At September 30, 2015, the Company had $67.7 million in overall undisbursed loan commitments, which includes largely unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Company’s ‘‘Approved, Accepted but Unfunded’’ pipeline, which includes approximately $15.0 million in commercial real estate loans, $9.0 million in construction loans and $2.8 million in residential mortgages expected to fund over the next 90 days.

Asset quality remains high and a primary focus of the Company. Even so, the stability of the economy and credit markets remains uncertain and as such, has had an impact on certain credits within our portfolio. At September 30, 2015, non-performing assets totaled $2.6 million or 0.39 percent of total assets, a decline from $4.4 million or 0.80 percent at September 30, 2014. The reduction in non-performing assets from September 30, 2014 was achieved notwithstanding the addition of one new residential loan (totaling approximately $40,000), one construction and development loan (totaling approximately $12,000), two commercial loans (totaling approximately $97,000), and two second mortgage loans (totaling approximately $41,000) into non-performing status. This was more than offset by decreases from pay-downs and pay offs of $527,000 of non-performing loans and the return to performing status of $368,000, while $288,000 was moved within the non-performing asset category from non-accrual loans to OREO. We also sold OREO properties with an aggregate carrying value of $1.1 million during fiscal 2015.

At September 30, 2015, the total allowance for loan losses amounted to approximately $4.7 million, or 1.18 percent of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 333.6 percent at September 30, 2015 and 191.9 percent at September 30, 2014. This increase in the ratio of the allowance for loan losses to total non-performing loans from September 30, 2014 to September 30, 2015 was due to the reduction in the level of non-performing loans.

Deposits grew strongly during fiscal 2015, with total deposits of $465.5 million at September 30, 2015, increasing $52.6 million, or 12.7 percent, since September 30, 2014. Interest-bearing demand, savings, money market, and certificates of deposit less than $100,000 increased $39.1 million or 13.7 percent during fiscal 2015 from fiscal 2014. Time certificates of deposit of $100,000 or more at September 30, 2015, increased by $9.5 million or 24.5 percent from September 30, 2014.

Total shareholders’ equity increased 6.0 percent in fiscal 2015 to $81.4 million, and represented 12.41 percent of total assets at September 30, 2015. Book value per common share (total common shareholders’ equity divided by the number of shares outstanding) increased to $12.41 at September 30, 2015, as compared with $11.71 at September 30, 2014, primarily as a result of earnings of $3.7 million in fiscal 2015.

At September 30, 2015, the Bank’s common equity tier 1 ratio was 15.90 percent, tier 1 leverage ratio was 10.80 percent, tier 1 risk-based capital ratio was 15.90 percent and the total risk-based capital ratio was 16.99 percent. At September 30, 2014, the Bank’s tier 1 leverage ratio was 12.09 percent, tier 1 risk-based capital ratio was 19.50 percent and the total risk-based capital ratio was 20.75 percent. At September 30, 2015, the Bank was in compliance with all applicable regulatory capital requirements.

The following sections discuss the Company’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended September 30, 2015 was $3.7 million as compared to $323,000 earned in fiscal 2014 and a net loss of $18.8 million in fiscal 2013. Out net income for fiscal 2015 increased by 1044.9 percent compared to fiscal 2014. For fiscal 2015, the basic earnings per common share was $0.58 as compared with $0.05 per share in fiscal 2014 and a net loss of $2.96 per share in fiscal 2013.

For the year ended September 30, 2015, the Company’s return on average shareholders’ equity (‘‘ROE’’) was 4.65 percent and its return on average assets (‘‘ROA’’) was 0.60 percent. The comparable ratios for the year ended September 30, 2014, were ROE of 0.43 percent and ROA of 0.06 percent.

Earnings for fiscal 2015 benefitted from increases in net interest income and increases in non interest income, primarily service charges and other fees, net gain on sale of investments and earnings on bank owned life insurance, which were partially offset by a decrease in net gain on sale of loans. The decrease in non-interest expenses was due to decreases in salaries and benefits, occupancy expenses, advertising expenses and professional fees. These decreases were partially offset by increases in FDIC insurance, OREO expenses, and other operating expenses.

Net Interest Income

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

	Year Ended September 30,
	2015			2014			2013
(Dollars in thousands)	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change

Interest income:
Loans, including fees	$16,492	$(1,251)	(7.05)	$17,743	$(2,436)	(12.07)	$20,179	$(3,867)	(16.08)
Investment securities	3,773	1,470	63.83	2,303	252	12.29	2,051	352	20.72
Dividends, restricted stock	311	188	152.85	123	104	547.37	19	15	375.00
Interest-bearing cash accounts	72	18	33.33	54	(83)	(60.58)	137	86	168.63
Total interest income	20,648	425	2.10	20,223	(2,163)	(9.66)	22,386	(3,414)	(13.23)
Interest expense:
Deposits	3,431	(538)	(13.56)	3,969	(1,310)	(24.82)	5,279	(1,413)	(21.11)
Borrowings	1,817	715	64.88	1,102	(563)	(33.81)	1,665	(55)	(3.20)
Total interest expense	5,248	177	3.49	5,071	(1,873)	(26.97)	6,944	(1,468)	(17.45)
Net interest income on a fully tax-equivalent basis	15,400	248	1.64	15,152	(290)	(1.88)	15,442	(1,946)	(11.19)
Tax-equivalent adjustment (1)	(186)	(130)	232.14	(56)	29	(34.12)	(85)	(60)	240.00
Net interest income, as reported under GAAP	$15,214	$118	0.78	$15,096	$(261)	(1.70)	$15,357	$(2,006)	(11.55)

__________________

(1) Computed using a federal income tax rate of 34 percent for Years ended September 30, 2015, 2014 and 2013.

Net interest income is directly affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, which support those assets, as well as changes in the rates earned and paid. Net interest income is presented in this financial review on a tax equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues, and then in accordance with the Company’s consolidated financial statements. Accordingly, the net interest income data presented in this financial review differ from the Company’s net interest income components of the Consolidated Financial Statements presented elsewhere in this report.

Net interest income, on a tax-equivalent basis, for the year ended September 30, 2015 increased $248,000, or 1.6 percent, to $15.4 million, from $15.2 million for fiscal 2014. The Company’s net interest margin contracted 12 basis points to 2.62 percent in fiscal 2015 from 2.74 percent for the fiscal year ended September 30, 2014. From fiscal 2013 to fiscal 2014, net interest income on a tax equivalent basis decreased by $290,000 and the net interest margin increased by 31 basis points. During fiscal 2015, our net interest margin was impacted by increases in yield on investment and FHLB stock and decreases in yield on deposits and borrowings, which were offset by decreases in yields on loans.

The change in net interest income during fiscal 2015 was attributable in part to the reduction in short-term interest rates that have remained at historic low levels throughout 2015 coupled with a sustained steepening of the interest rate yield curve. The Company experienced growth of $4.0 million in non-interest bearing deposits during fiscal 2015 and $39.1 million in interest-bearing demand, savings, money market and time deposits under $100,000 during fiscal 2015 as customers’ desire for safety and liquidity remained paramount in light of their overall investment concerns. During the twelve months ended September 30, 2015, the Company’s net interest spread declined by 11 basis points as a 13 basis point decrease in the average yield on interest-earning assets was not quite offset by a two basis point decrease in the average interest rates paid on interest-bearing liabilities.

For the year ended September 30, 2015, average interest-earning assets increased by $33.2 million to $586.8 million, as compared with the year ended September 30, 2014. The fiscal 2015 change in average interest-earning asset volume was primarily due to increased investment volume. Average interest-bearing liabilities increased by $27.6 million in fiscal 2015 compared to fiscal 2014, due primarily to an increase in average borrowings of $46.6 million partially offset by decreases in average interest bearing deposits of $19.0 million.

For the year ended September 30, 2014, average interest-earning assets decreased by $83.1 million to $553.6 million, as compared with the year ended September 30, 2013. The 2014 change in average interest-earning asset volume was primarily due to decreased loan volume and decreased deposits in other banks. Decreased average loan volume in fiscal 2014 was reflected in net decreases in single-family residential loans, construction loans and consumer loans in the loan portfolio. Average interest-bearing liabilities decreased by $69.8 million, due primarily to a decrease in interest bearing deposits of $67.2 million partially and a $2.6 million decrease in borrowings.

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 27 and 28, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate for fiscal 2015, 2014 and 2013). The table on page 30 (Average Statements of Condition with Interest and Average Rates) shows the Company’s consolidated average balance of assets, liabilities and shareholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

Net Interest Margin

The following table quantifies the impact on net interest income (on a tax-equivalent basis) resulting from changes in average balances and average rates over the past three years. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Fiscal 2015/2014 Increase (Decrease) Due to Change in:			Fiscal 2014/2013 Increase (Decrease) Due to Change in:
(In thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$(1,005)	$(246)	$(1,251)	$(1,805)	$(631)	$(2,436)
Investment securities	802	668	1,470	201	51	252
Interest-bearing cash accounts	30	(12)	18	(90)	7	(83)
Dividends, restricted stock	38	150	188	(2)	106	104
Total interest-earning assets	(135)	560	425	(1,696)	(467)	(2,163)
Interest-bearing liabilities:
Money market deposits	20	87	107	(14)	(50)	(64)
Savings deposits	—	2	2	1	2	3
Certificates of deposit	(423)	(222)	(645)	(1,009)	(206)	(1,215)
Other interest-bearing deposits	—	(2)	(2)	(4)	(30)	(34)
Total interest-bearing deposits	(403)	(135)	(538)	(1,026)	(284)	(1,310)
Borrowings	1,141	(426)	715	(91)	(472)	(563)
Total interest-bearing liabilities	738	(561)	177	(1,117)	(756)	(1,873)
Change in net interest income	$(873)	$1,121	$248	$(579)	$289	$(290)

Interest income on a tax-equivalent basis for the year ended September 30, 2015 increased by approximately $425,000 or 2.1 percent as compared with the year ended September 30, 2014. This increase was due primarily to increases in the balances of the Company’s investment securities portfolios offset in part by a decrease in loans and decline in rates due to the actions taken by the Federal Reserve to maintain historically low market interest rates.

The average balance of the Company’s loan portfolio decreased $23.0 million in fiscal 2015 to $384.1 million from $407.2 million in fiscal 2014, primarily driven by reduction in residential and consumer loans.

The loan portfolio represented approximately 65.5 percent of the Company’s interest-earning assets (on average) during fiscal 2015 and 73.6 percent for fiscal 2014. Average investment securities increased during fiscal 2015 by $40.9 million compared to fiscal 2014 as the Company has continued to increase its concentration in tax-exempt securities and corporate bonds. The average yield on interest-earning assets decreased from 3.65 percent in fiscal 2014 to 3.52 percent in fiscal 2015.

Interest income (tax-equivalent) decreased by $290,000 from fiscal 2013 to fiscal 2014 primarily due to decreases in the balances of the Company’s loan portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to maintain historically low market interest rates.

Interest expense for the year ended September 30, 2015 was principally impacted by both volume and rate mix related factors. The rate related changes resulted in increased expense of $177,000 due primarily to increase in borrowings partially offset by a decline in certificates of deposit in fiscal 2015. For the year ended September 30, 2014, interest expense decreased $1.9 million or 27.0 percent as compared with fiscal 2013, principally reflecting a reduction in the volume of interest-bearing deposits. Average interest-bearing liabilities decreased $69.8 million; the decline was represented in all deposit categories, except savings accounts.

The Company’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) decreased 11 basis points to 2.48 percent in fiscal 2015 from 2.59 percent for the year ended September 30, 2014. The decrease in fiscal 2015 reflected a decline of spreads between yields earned on loans and investments and rates paid for supporting funds.

The net interest spread increased 34 basis points in fiscal 2014 as compared with fiscal 2013, primarily as a result of a increase of spreads between yields earned on loans and investments and a decline in rates paid for supporting funds.

The cost of total average interest-bearing liabilities decreased to 1.04 percent, a decrease of two basis points, for the year ended September 30, 2015, from 1.06 percent for the year ended September 30, 2014, which followed a decrease of 21 basis points from 1.27 percent for the year ended September 30, 2013.

The following table, ‘‘Average Statements of Condition with Interest and Average Rates’’, on a tax-equivalent basis presents for the years ended September 30, 2015, 2014 and 2013, the Company’s average assets, liabilities and shareholders’ equity. The Company’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Year Ended September 30,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$384,125	$16,492	4.29%	$407,169	$17,743	4.36%	$447,196	$20,179	4.51%
Investment securities	158,282	3,773	2.38	117,366	2,303	1.96	106,903	2,051	1.92
Deposits in other banks	39,975	72	0.18	25,714	54	0.21	78,902	137	0.17
FHLB stock	4,369	311	7.12	3,342	123	3.68	3,696	19	0.51
Total interest earning assets(1)	586,751	20,648	3.52	553,591	20,223	3.65	636,696	22,386	3.52
Non-interest earning assets
Cash and due from banks	7,003			1,356			2,943
Bank owned life insurance	18,492			21,092			19,083
Other assets	13,592			14,164			22,287
Allowance for loan losses	(4,610)			(4,893)			(6,839)
Total non-interest earning assets	34,477			31,719			37,474
Total assets	$621,228			$585,310			$674,170

LIABILITIES AND SHAREHOLDERS’EQUITY
Interest bearing liabilities:
Money Market accounts	$72,467	$271	0.37%	$64,499	$164	0.25%	$68,782	$228	0.33%
Savings accounts	44,975	29	0.06	44,379	27	0.06	43,382	24	0.06
Certificate accounts	209,994	3,048	1.45	237,090	3,693	1.56	298,229	4,908	1.65
Other interest- bearing deposits	86,814	83	0.10	87,283	85	0.10	90,085	119	0.13
Total deposits	414,250	3,431	0.83	433,251	3,969	0.92	500,478	5,279	1.05
Borrowed funds	91,588	1,817	1.98	45,007	1,102	2.45	47,593	1,665	3.50
Total interest- bearing liabilities	505,838	5,248	1.04	478,258	5,071	1.06	548,071	6,944	1.27
Non-interest bearing liabilities
Demand deposits	28,650			25,499			26,899
Other liabilities	7,163			5,733			6,306
Total non-interest- bearing liabilities	35,813			31,232			33,205
Shareholders’ equity	79,577			75,820			92,894
Total liabilities and shareholders’ equity	$621,228			$585,310			$674,170
Net interest income (tax-equivalent basis)		$15,400			$15,152			$15,442
Net interest spread			2.48%			2.59%			2.25%
Net interest margin			2.62%			2.74%			2.43%
Tax-equivalent adjustment(2)		(186)			(56)			(85)
Net Interest income		$15,214			$15,096			$15,357

________________

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent for fiscal years 2015, 2014 and 2013.

Investment Portfolio

For the year ended September 30, 2015, the average volume of investment securities increased by $40.9 million to approximately $158.3 million or 27.0 percent of average earning assets, from $117.4 million on average, or 21.2 percent of average earning assets, in fiscal 2014. At September 30, 2015, the total investment portfolio amounted to $185.6 million, an increase of $84.6 million from September 30, 2014. The increase in average volume of investment securities reflects the fact that with the strong borrowing growth experienced during fiscal 2015 and large buildup of liquidity, the Company continued to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. At September 30, 2015, the principal components of the investment portfolio were U.S. Treasury and government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, and equity securities.

During the year ended September 30, 2015, volume related factors increased investment revenue by $802,000, while rate related factors increased investment revenue by $668,000. The tax-equivalent yield on investments increased by 42 basis points to 2.38 percent from a yield of 1.96 percent during the year ended September 30, 2014. The increase in the investment portfolio resulted from the large buildup of liquidity, which caused the Company to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. The yield on the portfolio increased in fiscal 2015 compared to fiscal 2014 due primarily to higher rates earned on taxable securities.

During fiscal 2015, the Company reclassified at fair value approximately $57.5 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized loss at date of transfer amounted to $115,000. This will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

As of September 30, 2015, the estimated fair value of the available-for-sale securities disclosed below was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2015, the Company held six U.S. government agency securities, 20 municipal bonds, 29 corporate securities, 37 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2015 represents other-than-temporary impairment.

Securities available-for-sale are a part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. The Company continues to reposition the investment portfolio as part of an overall corporate-wide strategy to produce reasonable and consistent margins where feasible, while attempting to limit risks inherent in the Company’s balance sheet.

For fiscal 2015, proceeds of available-for-sale investment securities sold amounted to approximately $70.4 million. Gross realized gains on investment securities sold amounted to approximately $610,000, while gross realized losses amounted to approximately $95,000, for the period. For fiscal 2014, proceeds of investment securities sold amounted to approximately $16.8 million. Gross realized gains on investment securities sold amounted to approximately $118,000, while gross realized losses amounted to approximately $35,000, for the period. For fiscal 2013, proceeds of investment securities sold amounted to approximately $18.2 million. Gross realized gains on investment securities sold amounted to approximately $549,000, while gross realized losses amounted to approximately $70,000, for the period.

The varying amount of sales from the available-for-sale portfolio over the past few years, and the significant volume of such sales in fiscal 2015, reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Company to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company has the flexibility to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at September 30, 2015 on a contractual maturity basis.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
U.S. government agencies and obligations	$-	-%	$-	-%	$-	-%	$816	2.28%	$816	$815	2.28%
State and municipal obligations	-	-	2,666	2.31	17,415	2.23	21,926	2.33	42,007	42,083	2.29
Mortgage-backed securities	-	-	-	-	-	-	14,783	2.09	14,783	14,624	2.09
Single issuer trust preferred security	-	-	-	-	-	-	1,000	0.93	1,000	850	0.93
Corporate debt securities	-	-	10,372	2.54	60,502	3.09	-	-	70,874	69,982	3.00
Total	$-	-%	$13,038	2.46%	$77,917	2.90%	$38,525	2.20%	$129,480	$128,354	2.65%

Held to Maturity Securities:
U.S. government agencies and obligations	$-	-%	14,301	1.49%	$-	-%	$-	-%	14,301	14,296	1.49%
State and municipal obligations	-	-	-	-	-	-	10,075	1.63	10,075	10,023	1.63
Corporate debt securities	-	-	-	-	-	-	4,011	1.63	4,011	3,956	3.82
Mortgage-backed securities	-	-	-	-	-	-	28,834	1.77	28,834	28,550	1.77
Total	$-	-%	$14,301	1.49%	$-	-%	42,920	1.93%	57,221	56,825	1.82%
Total Investment Securities	$-	-%	$27,339	1.95%	$77,917	2.90%	$81,445	2.06%	$186,701	$185,179	2.39%

For information regarding the carrying value of the investment portfolio, see Note 5 and Note 11 of the Notes to the Consolidated Financial Statements.

The following table sets forth the carrying value of the Company’s investment securities, as of September 30, for each of the last three years.

(In thousands)	2015	2014	2013

Investment Securities Available-for-Sale:
U.S. government agencies	$815	$19,256	$19,432
State and municipal obligations	42,083	2,500	11,938
Single issuer trust preferred security	850	880	810
Corporate debt securities	69,982	1,525	1,782
Mortgage-backed securities:
Federal National Mortgage Association	8,692	17,226	20,105
Federal Home Loan Mortgage Company	5,932	15,591	17,871
Collateralized mortgage obligations	—	43,965	52,729
Total available-for-sale	$128,354	$100,943	$124,667

Investment Securities Held-to-Maturity:
U.S. government agencies	$14,301	$—	$—
State and municipal obligations	10,075	—	—
Corporate debt securities	4,011	—	—
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	28,834	—	—
Total held-to-maturity	$57,221	$—	$—

Total investment securities	$185,575	$100,943	$124,667

For information regarding the Company’s investment portfolio, see Note 5 and Note 11 of the Notes to the Consolidated Financial Statements.

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

At September 30, 2015, total gross loans amounted to $394.2 million, an increase of $5.6 million or 1.5 percent as compared to September 30, 2014. For the year ended September 30, 2015, growth of $30.4 million in commercial loans and $822,000 in construction and development loans were partially offset by decreases of $16.4 million in residential mortgage loans and $9.2 million in total consumer loans. Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

 The average balance of our total loans decreased $23.0 million or 5.7 percent for the year ended September 30, 2015 as compared to September 30, 2014, while the average yield on loans decreased by seven basis points in fiscal 2015 compared with fiscal 2014. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The decrease in average total loan volume was due primarily to loan prepayments and repayments which exceeded the volume of new loan originations. During fiscal 2015 compared to fiscal 2014, the volume-related factors during the period contributed to a decrease of interest income on loans of $1.0 million, while the rate-related changes decreased interest income by $246,000.

The following table presents information regarding the components of the Company’s loan portfolio on the dates indicated.

	September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Residential mortgage	$214,958	$231,324	$239,900	$231,803	$229,330
Construction and Development:
Residential and commercial	5,677	5,964	6,672	20,500	26,005
Land	2,142	1,033	2,439	632	2,722
Total construction and development	7,819	6,997	9,111	21,132	28,727
Commercial:
Commercial real estate	87,686	71,579	70,571	112,199	131,225
Multi-family	7,444	1,032	1,971	2,087	5,507
Other	13,380	5,480	5,573	7,517	10,992
Total commercial	108,510	78,091	78,115	121,803	147,724
Consumer:
Home equity lines of credit	22,919	22,292	20,431	20,959	20,735
Second mortgages	37,633	47,034	54,532	65,703	85,881
Other	2,359	2,839	2,648	762	788
Total consumer	62,911	72,165	77,611	87,424	107,404
Total loans	394,198	388,577	404,737	462,162	513,185
Deferred loan fees and costs, net	1,776	2,086	2,210	2,420	2,935
Allowance for loan losses	(4,667)	(4,589)	(5,090)	(7,581)	(10,101)
Loans receivable, net	$391,307	$386,074	$401,857	$457,001	$506,019

At September 30, 2015, our net loan portfolio totaled $391.3 million or 59.7% of total assets. Our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. In light of the increased levels of our non-performing and problem assets in recent fiscal years, we have taken certain actions to strengthen and enhance our loan underwriting policies and procedures and our loan administration and oversight policies and procedures. We have revised both our consumer loan policy and our commercial loan policy to address certain minimum loan-to-value (“LTV”) ratios, maximum gross debt ratios and minimum debt coverage ratio policy requirements. We have invested in and implemented software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance. Our Credit Review Department’s primary focus has been to review and maintain the loan portfolio, along with the review of underwriting of all new credits.

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

The loans receivable portfolio is segmented into residential mortgage loans, construction and development loans, commercial loans and consumer loans. The residential mortgage loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial construction loans and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built and occupied by the home-owner. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial use structure and for acquisition, development and construction of residential properties by residential developers. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

Residential Lending. Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2015, $215.0 million, or 54.5%, of our total loans in portfolio consisted of single-family residential mortgage loans.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. Applications for one- to four-family residential mortgage loans are taken by our loan origination officers and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually. However, due to the low interest rate environment and demand for fixed rate products, we have not originated a significant amount of ARM loans in recent years. At September 30, 2015, $19.8 million, or 9.2%, of our one- to four-family residential mortgage loans consisted of ARM loans.

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

Construction and Development Loans. The amount of our outstanding construction and development loans in portfolio increased to $7.8 million or 2.0% of total loans at September 30, 2015 from $7.0 million or 1.8% of total loans as of September 30, 2014. From October 2009 through September 30, 2013, we ceased originating any new construction and development loans, with certain limited exceptions. During fiscal 2014, we resumed originating construction loans to builders and developers in our market area, on a relatively modest basis consistent with our business plan filed with the OCC. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction loans also include single-family residential construction loans which, by their terms convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm” loans). During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed. On residential construction to perm loans the interest rate is the same as permanent loan rate during the construction period. Upon the earlier of the completion of construction or one year, these loans automatically convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans.

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

Our construction loans also include loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines). We typically make these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are limited to a loan-to-value ratio not exceeding 75% of the appraised value at the time of origination. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. We limit loans of this type to our market area and to developers with whom we have established relationships. In most cases, we also obtain personal guarantees from the borrowers.

Our loan portfolio included one loan secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $2.1 million, constituting 0.6% of total loans, at September 30, 2015.

Construction and development loans generally are considered to involve a higher level of risk than one-to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. The average size of our construction loans was approximately $601,000 at September 30, 2015 compared to $356,000 at September 30, 2014. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2015, $65,000, or 1.4 percent, of our allowance for loan losses was attributed to construction and development loans. We had $12,000 in non-performing construction and development loans in portfolio at September 30, 2015 compared to $78,000 at September 30, 2014. In addition to our non-performing construction and development loans, we had $109,000 for both September 30, 2015 and 2014, in construction and development loans that were performing troubled debt restructurings.

Commercial Lending. At September 30, 2015, our loans in portfolio secured by commercial real estate amounted to $87.7 million and constituted 22.2 percent of our total loans at such date. During the year ended September 30, 2015, the commercial real estate loan portfolio increased by $16.1 million, or 22.5 percent. During fiscal 2015, we had $48,000 in charge-offs of commercial real estate loans.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area. At September 30, 2015, the average amount outstanding on our commercial real estate loans in portfolio was $375,000. At September 30, 2015, approximately 63.8% of our commercial real estate loans in portfolio had adjustable interest rates compared to 9.2% of our single-family residential mortgage loans with adjustable rates at such date.

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

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2015, $589,000 of our commercial real estate mortgage loans were on non-accrual status and an aggregate of $4.7 million of our commercial real estate loans at such date were classified for regulatory reporting purposes as substandard. As of September 30, 2015, $1.2 million, or 26.5% of our allowance for loan losses was allocated to commercial real estate mortgage loans. In addition, at September 30, 2015 and 2014, we held $720,000 and $833,000, respectively, of real estate owned which was acquired from foreclosures on, or our acceptance of a deed-in-lieu of foreclosure, on commercial real estate loans. As of September 30, 2015, our commercial real estate loans held in portfolio were deemed performing troubled debt restructurings were $982,000 compared to none at September 30, 2014.

At September 30, 2014, our loan portfolio included 18 loans with an aggregate book value of $7.4 million secured by multi-family (more than four units) properties, constituting 1.9% of our total loans at such date. As of September 30, 2014, we had no non-accruing multi-family loans.

At September 30, 2015, we had $13.4 million in commercial business loans (3.4% of gross loans outstanding) in portfolio. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area. The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral. At September 30, 2015, the average balance of our commercial business loans was $432,000.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2015, we had no non-accruing commercial business loans in portfolio. At such date, $108,000 or 2.3% of the allowance for loan losses was allocated to commercial business loans. At September 30, 2015, we held no commercial business loans in portfolio that were deemed performing troubled debt restructurings compared to $900,000 at September 30, 2014.

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

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $62.9 million or 16.0% of our total loan portfolio at September 30, 2015. The largest components of our consumer loans are loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $37.6 million at September 30, 2015, and home equity lines of credit, which amounted to $22.9 million at such date. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity lines of credit are variable rate loans tied to the prime rate. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 15 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that our home equity loans have loan-to-value ratios of 80% or less when combined with any Malvern Federal Savings Bank’s first mortgage. Our lending policy also provides that our home equity loans have loan-to-value ratios of 75% or less when combined with any first mortgage with any other financial institution. The maximum loan-to-value ratio on our home equity lines of credit is 80%, when Malvern Federal Savings has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 75%, when the Bank does not have the first mortgage. At September 30, 2015, the unused portion of our home equity lines of credit was $27.1 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the year ended September 30, 2015, we charged-off $172,000 of consumer loans mostly consisting of second mortgage loans. We are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses. As of September 30, 2015, we had an aggregate of $199,000 of non-accruing second mortgage loans and home equity lines of credit, representing an improvement of $378,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2014. At September 30, 2015, $784,000 of our consumer loans were classified as substandard and we had no doubtful consumer loans. At September 30, 2015, an aggregate of $900,000 of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

The following table presents the contractual maturity of our loans held in portfolio at September 30, 2015. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	At September 30, 2015, Maturing
	In One Year or Less	After One Years Through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$169	$7,254	$207,535	$214,958
Construction and Development:
Resident and commercial	121	2,068	3,488	5,677
Land	—	2,142	—	2,142
Total construction and development	121	4,210	3,488	7,819
Commercial:
Commercial real estate	4,699	35,135	47,852	87,686
Multi-family	314	3,514	3,616	7,444
Other	721	8,109	4,550	13,380
Total commercial	5,734	46,758	56,018	108,510
Consumer:
Home equity lines of credit	15	—	22,904	22,919
Second mortgages	60	2,454	35,119	37,633
Other	13	1,964	382	2,359
Total consumer	88	4,418	58,405	62,911
Total	$6,112	$62,640	$325,446	$394,198

Loans with:
Fixed rates	$2,452	$17,704	$249,710	$269,866
Variable rates	3,660	44,936	75,736	124,332
Total	$6,112	$62,640	$325,446	$394,198

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (‘‘allowance’’) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates, current economic conditions and peer group statistics are also reviewed. At fiscal 2015 year-end, the level of the allowance was $4.7 million as compared to a level of $4.6 million at September 30, 2014. The Company made loan loss provisions of $90,000 in fiscal 2015 compared with $263,000 in fiscal 2014 and $11.2 million in fiscal 2013. The level of the allowance during the respective annual fiscal periods of 2015, 2014 and 2013 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Company’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2015, the allowance for loan losses amounted to 1.18 percent of total loans. In management’s view, the level of the allowance at September 30, 2015 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a ‘‘Forward Looking Statement’’ under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting Pennsylvania real estate and further deterioration of the economic climate, as well as, operating, regulatory and other conditions beyond the Company’s control. The allowance for loan losses as a percentage of total loans amounted to 1.18 percent, 1.18 percent and 1.26 percent at September 30, 2015, 2014 and 2013, respectively.

Net charge-offs were $12,000 in fiscal 2015, compared to net charge-offs of $764,000 in fiscal 2014 and net charge-offs of $13.7 million in fiscal 2013. During fiscal 2015, the Company experienced a decrease in charge-offs and an increase in recoveries compared to fiscal 2014. Charge-offs were lower in most of the portfolio segments in fiscal 2015 than in fiscal 2014 and recoveries were primarily higher in construction and development loan portfolio segment in fiscal 2015 than in fiscal 2014. Construction and development recoveries were $97,000 higher in fiscal 2015 compared to fiscal 2014.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Average loans outstanding	$384,125	$407,169	$447,196	$481,424	$533,507
Total loans at end of period	$394,198	$388,577	$404,737	$462,162	$513,185
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$4,589	$5,090	$7,581	$10,101	$8,157

Charge-offs:
Residential mortgage	—	83	994	1,367	2,478
Construction and Development:
Residential and commercial	1	37	5,768	826	1,307
Land	—	—	99	—	—
Commercial:
Commercial real estate	48	183	6,315	951	2,460
Multi-family	—	—	—	113	164
Other	—	—	94	88	278
Consumer:
Home equity lines of credit	—	14	—	72	166
Second mortgages	138	618	1,042	1,184	3,691
Other	34	6	9	22	6
Total charge-offs	221	941	14,321	4,623	10,550
Recoveries:
Residential mortgage	17	23	199	—	1
Construction and Development:
Residential and commercial	98	1	—	1,139	—
Commercial:
Commercial real estate	9	9	117	5	1
Multi-family	—	—	—	—	1
Other	3	3	23	2	5
Consumer:
Home equity lines of credit	2	1	17	2	3
Second mortgages	69	136	235	141	82
Other	11	4	4	4	9
Total recoveries	209	177	595	1,293	102
Net charge-offs	12	764	13,726	3,330	10,448
Provision for loan losses	90	263	11,235	810	12,392
Balance at end of year	$4,667	$4,589	$5,090	$7,581	$10,101
Ratio of net charge-offs during the year to average loans outstanding during the year	0.00%	0.19%	3.07%	0.60%	1.96%
Allowance for loan losses as a percentage of total loans at end of year	1.18%	1.18%	1.26%	1.64%	1.97

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses has been allocated in the table below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at September 30, for each of the past five years.

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2015		2014		213		2012		2011
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Residential mortgage	$1,486	54.5%	$1,672	59.5%	$1,414	59.3%	$1,487	50.2%	$1,458	44.7%
Construction and Development:
Residential and commercial	30	1.5	291	1.5	164	1.6	724	4.4	1,627	4.9
Land loans	35	0.5	13	0.3	56	0.6	11	0.1	49	0.6
Commercial:
Commercial real estate	1,235	22.2	1,248	18.4	1,726	17.4	3,493	24.3	4,176	25.7
Multi-family	104	1.9	29	0.3	40	0.5	10	0.5	49	1.1
Other	108	3.4	50	1.4	59	1.4	226	1.6	317	2.1
Consumer:
Home equity lines of credit	139	5.8	168	5.8	137	5.0	160	4.5	220	4.0
Second mortgages	761	9.6	1,033	12.1	1,393	13.5	1,389	14.2	2,154	16.7
Other	24	0.6	23	0.7	22	0.7	16	0.2	16	0.2
Total allocated	3,922	100.0	4,527	100.0	5,011	100.0	7,516	100.0	10,066	100.0
Unallocated	745	-	62	-	79	-	65	-	35	-
Balance at end of period	$4,667	100.0%	$4,589	100.0%	$5,090	100.0%	$7,581	100.0%	$10,101	100.0%

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and a satisfactory period of ongoing repayment exists. Accruing loans past due 90 days or more are generally well secured and in the process of collection. For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Company’s general policy to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. The Company previously reported performing troubled debt restructured loans as a component of non-performing assets. For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned (‘‘OREO’’) and troubled debt restructurings.

	At September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Non-accrual loans	$1,399	$2,391	$1,901	$9,749	$12,915
Accruing loans past due 90 days or more	—	—	—	—	—
Total non-performing loans	1,399	2,391	1,901	9,749	12,915
Other real estate owned	1,168	1,964	3,962	4,594	8,321
Total non-performing assets	$2,567	$4,355	$5,863	$14,343	$21,236

Troubled debt restructured loans — performing	$1,091	$1,009	$1,346	$8,187	$10,340

At September 30, 2015, non-performing assets totaled $2.6 million, or 0.39% of total assets, as compared with $4.4 million, or 0.80%, September 30, 2014. The reduction in non-performing assets from September 30, 2014 was achieved notwithstanding the addition of one new residential loan (totaling approximately $40,000), one construction and development loan (totaling approximately $12,000), two commercial loans (totaling approximately $97,000), and two second mortgage loans (totaling approximately $41,000) into non-performing status. This was more than offset by decreases from pay-downs and pay offs of $527,000 of non-performing loans and the return to performing status of $368,000, while $288,000 was moved within the non-performing asset category from non-accrual to OREO. We also sold OREO properties with and aggregate carrying value of $1.1 million with a gain of approximately $124,000 during fiscal 2015.

Total non-performing assets decreased $1.5 million from September 30, 2013 to September 30, 2014. The reduction in non-performing assets from September 30, 2013 was achieved notwithstanding the addition of three new residential loans (totaling approximately $476,000), one construction and development loan (totaling approximately $78,000), two commercial loans (totaling approximately $504,000), and six consumer loans (totaling approximately $357,000) into non-performing status. This was more than offset by decreases from pay-downs and pay offs of $46,000 of non-performing loans, total charge-offs of $290,000 of existing loans and $136,000 in loans returned to performing status, while $453,000 was moved within the non-performing asset category from non-accrual to OREO and $2.6 million in sale of OREO properties during fiscal 2014.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended September 30, 2015.

	Year Ended September 30,
	2015	2014	Increase (Decrease)	% Change	2014	2013	Increase (Decrease	% Change
	(Dollars in thousands)
Service charges and other fees	$989	$947	$42	4.44%	$947	$1,049	$(102)	(9.72)%
Rental income-other	249	255	(6)	(2.35)	255	251	4	1.59
Gain on sale of investments, net	515	83	432	520.48	83	479	(396)	(82.67)
Loss on disposal of fixed assets	—	(41)	41	100.00	(41)	(1)	(40)	(4000.00)
Gain on sale of loans, net	102	352	(250)	(71.02)	352	(94)	446	474.47
Earnings on bank-owned life insurance	680	559	121	21.65	559	1,176	(617)	(52.47)
Total other income	$2,535	$2,155	$380	17.64%	$2,155	$2,860	$(705)	(24.65)%

For the year ended September 30, 2015, total other income increased $380,000 compared to fiscal 2014. This was primarily as a result of $432,000 related to higher net gains on sale of securities, as well as an increase in service charges on deposit accounts of $42,000, an increase in bank owned life insurance income of $121,000 and a decrease of $41,000 in loss of disposal of fixed assets, offset in part by decreased income on rental income and net gain on sale of loans. Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of $2.0 million for the year ended September 30, 2015 compared to other income, excluding net securities gains and losses of $2.1 million for the year ended September 30, 2014, representing an increase of $52,000 or 2.5 percent.

For fiscal 2014, other income decreased by $705,000 compared to fiscal 2013, primarily as a result of a $396,000 reduction in net securities gains, a decrease of $102,000 in service charges on deposit accounts and a decrease of $617,000 relating to income on bank owned life insurance, offset in part by an increase of $446,000 in net gain on sale of loans. Excluding net securities gains and losses, a non-GAAP measure, the Company had recorded other income of $2.1 million for the year ended September 30, 2014 compared to other income, excluding net securities gains and losses, of $2.4 million for fiscal 2013, representing a decrease of $309,000 or 13.0 percent.

The Company’s other income is presented in the table below excluding net investment security gains.

	For the Year Ended September 30,
	2015	2014	2013
	(In thousands)
Other income (GAAP basis)	$2,535	$2,155	$2,860
Less: Net investment securities gains	515	83	479
Other income, excluding net investment securities gain (Non-GAAP)	$2,020	$2,072	$2,381

Other Expense

The following table presents the principal categories of other expense for each of the years in the three-year period ended September 30, 2015.

	Year Ended September 30,
	2015	2014	Increase (Decrease)	% Change	2014	2013	Increase (Decrease	% Change
	( Dollars in thousands)
Salaries and employee benefits	$5,998	$7,770	$(1,772)	(22.81)%	$7,770	$7,806	$(36)	(0.46)%
Occupancy expense	1,715	2,091	(376)	(17.98)	2,091	2,027	64	3.16
Federal deposit insurance premium	784	735	49	6.67	735	856	(121)	(14.14)
Advertising	239	561	(322)	(57.40)	561	737	(176)	(23.88)
Data processing	1,236	1,245	(9)	(0.70)	1,245	1,269	(24)	(1.89)
Professional fees	1,571	2,205	(634)	(28.75)	2,205	1,756	449	25.57
Other real estate owned expense, net	(46)	(299)	253	(84.62)	(299)	1,638	(1,937)	(118.25)
FHLB prepayment penalty						1,543	(1,543)	(100.00)
Other operating expense	2,464	2,336	128	5.48	2,336	2,143	193	9.01
Total other expense	$13,961	$16,644	$(2,683)	(16.12)%	$16,644	$19,775	$(3,131)	(15.83)%

Total other expense decreased $2.7 million, or 16.1 percent, in fiscal 2015 from fiscal 2014 as compared with a decrease of $3.1 million, or 15.83 percent, from fiscal 2013 to fiscal 2014. Decreases in fiscal 2015 compared to fiscal 2014 primarily included $1.8 million in salaries and employee benefits primarily due to workforce reductions, $376,000 in occupancy expense, $322,000 in advertising costs, $634,000 in professional fees, and $9,000 in data processing expense. These decreases were partially offset by a $253,000 reduction in other real estate owned income and by an increase in other operating expenses of $128,000 and a $49,000 increase in federal deposit insurance premium.

Prudent management of operating expenses has been and will continue to be a key objective of management in an effort to improve earnings performance. The Company’s ratio of other expenses to average assets decreased to 2.25 percent in fiscal 2015 compared to 2.84 percent in fiscal 2014 and 2.93 percent in fiscal 2013.

Salaries and employee benefits decreased $1.8 million or 22.8 percent in fiscal 2015 compared to fiscal 2014 and decreased $36,000 or 0.46 percent from fiscal 2013 to fiscal 2014. The decrease in fiscal 2014 was primarily attributable to workforce reductions. For fiscal 2014, salaries and employee benefits were $36,000 lower compared to fiscal 2013, even after payment of an aggregate of $145,000 in severance payments in fiscal 2014

Salaries and employee benefits accounted for 43.0 percent of total non-interest expense in fiscal 2015, as compared to 46.7 percent and 39.5 percent in fiscal 2014 and fiscal 2013, respectively.

Occupancy and equipment expense for the year ended September 30, 2015 decreased by $376,000 or 18.0 percent, over fiscal 2014. Occupancy and equipment expense for fiscal 2014 increased by $64,000 or 3.2 percent, compared to fiscal 2013. For the year ended September 30, 2015, the Company recorded decreases of $21,000 in utility expense, $153,000 in insurance, $68,000 in building and equipment maintenance expense, $109,000 in rent expense and $37,000 in real estate taxes. These decreases were partially offset by increases of $12,000 in depreciation expense. The decreases in occupancy expense due to elimination of expenses related to a branch closure in fiscal 2014 as well as a reduction in expenses associated with janitorial, snow removal and related activities. For the year ended September 30, 2014, the Company recorded increases $62,000 in real estate taxes, $27,000 in rent, $16,000 in building and equipment maintenance expense and $2,000 in utilities. These increases were more than set off by reductions of $43,000 in depreciation expense.

FDIC insurance expense in fiscal 2015 was approximately $49,000 more than the fiscal 2014 expense. For the year ended September 30, 2014, FDIC insurance expense decreased $121,000 compared to fiscal 2013.

Advertising expenses for the year ended September 30, 2015 decreased $322,000, or 57.4 percent, from the comparable twelve-month period in 2014. These expenses decreased $176,000 or 23.9 percent in fiscal 2014 compared with fiscal 2013.

Professional fees for fiscal 2015 decreased $634,000 due primarily to reduced compliance and legal loan workout issues due to improvements in our level of non-performing assets. Professional fees increased in fiscal 2014 from fiscal 2013 primarily due to the fees paid to a third party consultant the Company utilized prior to the selection of the current President and Chief Executive Officer.

OREO expense for fiscal 2015 decreased by $253,000 from fiscal 2014 due primarily to a decreased level of OREO properties. The change in other real estate owned expense was primarily due to a $500,000 insurance reimbursement of a fire claim for a property located in Melrose Park, Pennsylvania received during the fourth quarter of fiscal 2014.

Other operating expense increased in fiscal 2015 by approximately $128,000, or 5.5 percent, compared to fiscal 2014.  The increase in other operating expense during the year ended September 30, 2015 was primarily due to an increase of $121,000 increase in insurance and bond expense, a $274,000 increase in other operating expense and a $104,000 increase in amortization of mortgage servicing rights, offset by decreases in various expenses. The decreases in other operating expense were due to a $139,000 decrease associated with annual credit review such as appraisals and searches, a $61,000 decrease due to expenses related to education, subscriptions and dues, and a $127,000 decrease for third party fees associated with the dissolution of two former Delaware subsidiaries of the Company during the fourth quarter of fiscal 2014.

Provision for Income Taxes

The Company recorded no income tax expense in 2015 compared to $21,000 in 2014 and $6.0 million in 2013. The change in fiscal 2015 resulted from an increase in pretax earnings and use of existing federal and state net operating loss carryover that offset any tax expense. The decrease in fiscal 2014 resulted from an increase in pretax earnings offset in part by higher tax exempt income from investment securities. The effective tax rates for the Company for the years ended September 30, 2015, 2014 and 2013 were zero percent, 3.3 percent and (47.0) percent, respectively. For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

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

At September 30, 2015, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.28:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2015, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2015, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2015, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$86,985	$37,943	$110,079	$75,814	$81,998	$392,819
Investment securities and restricted securities	14,094	10,248	17,656	27,993	121,475	191,466
Other interest-earning assets	24,237	-	-	-	-	24,237
Total interest-earning assets	125,316	48,191	127,735	103,807	203,473	608,522
Interest-bearing liabilities:
Demand and NOW accounts	82,895	-	-	-	-	82,895
Money market accounts	108,706	-	-	-	-	108,706
Savings accounts	45,189	-	-	-	-	45,189
Certificate accounts	53,224	47,106	82,283	15,249	3,857	201,719
FHLB advances	15,000	5,000	23,000	60,000	-	103,000
Total interest-bearing liabilities	305,014	52,106	105,283	75,249	3,857	541,509
Interest-earning assets less interest-bearing liabilities	$(179,698)	$(3,915)	$22,452	$28,558	$199,616	$67,013

Cumulative interest-rate sensitivity gap(3)	$(179,698)	$(183,613)	$(161,161)	$(132,603)	$67,013

Cumulative interest-rate gap as a percentage of total assets at September 30, 2015	(27.41)%	(28.00)%	(24.58)%	(20.22)%	10.22%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2015	41.09%	48.59%	65.15%	75.34%	112.38%

___________________

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and /or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loans fees.
(3)	Interest-rate sensitivity gap represents the net cumulative difference between interest-earning assets and interest-bearing liabilities.

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

The table below sets forth as of September 30, 2015 and 2014, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2015			As of September 30, 2014
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$62,346	$(31,016)	(33)%	$47,569	$(36,962)	(44)%
+200	73,513	(19,849)	(21)	62,081	(22,450)	(27)
+100	84,140	(9,222)	(10)	74,013	(10,518)	(12)
0	93,362	-	-	84,531	-	-
-100	94,944	1,582	2	86,879	2,348	3

____________________

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2015.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$15,929	$(1,148)	(6.72)%
100	16,554	(523)	(3.06)
Static	17,077	-	-
(100)	16,589	(488)	(2.86)

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

At September 30, 2015, the Company had $40.3 million in cash and cash equivalents compared to $19.2 million at September 30, 2014. In addition, our investment securities available-for-sale amounted to $128.4 million at September 30, 2015 and $100.9 million at September 30, 2014.

Deposits

Total deposits increased to $465.5 million at September 30, 2015 from $413.0 million at September 30, 2014. Total interest-bearing deposits increased from $389.9 million at September 30, 2014 to $438.5 million at September 30, 2015, an increase of $48.6 million or 12.5 percent. Interest-bearing demand, savings, money market and time deposits under $100,000 increased $39.1 million to a total of $324.7 million at September 30, 2015 as compared to $285.6 million at September 30, 2014. Time deposits $100,000 and over increased $9.5 million at September 30, 2015 as compared to September 30, 2014 primarily due to an increase in certificates of deposit. Time deposits $100,000 and over represented 24.5 percent of total deposits at September 30, 2015 compared to 25.3 percent at September 30, 2014.

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $263.8 million at September 30, 2015 increased by $54.4 million, or 26.0 percent, from September 30, 2014. Total demand deposits, savings and money market accounts were 56.7 percent of total deposits at September 30, 2015 and 50.7 percent at September 30, 2014. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts and certificates of deposit greater than $100,000) as a percentage of total deposits. This number decreased by $7.2 million, or 2.7 percent, from $265.3 million at September 30, 2014 to $258.1 million at September 30, 2015 and represented 55.5 percent of total deposits at September 30, 2015 as compared with 64.2 percent at September 30, 2014.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during fiscal 2015.

The following table depicts the Company’s core deposit mix at September 30, 2015 and 2014 based on the Company’s alternative calculation:

	September 30,
	2015		2014		Net Change
	Amount	Percentage	Amount	Percentage	2015 vs. 2014
	(Dollars in thousands)
Non interest-bearing demand	$27,010	10.5%	$23,059	8.7%	$3,951
Interest-bearing demand	82,897	32.1	81,921	30.9	976
Savings	45,189	17.5	44,917	16.9	272
Money market deposits under $100,000	15,154	5.9	16,178	6.1	(1,024)
Certificates of deposit under $100,000	87,880	34.0	99,214	37.4	(11,334)
Total core deposits	$258,130	100.0%	$265,289	100.0%	$(7,159)

Total deposits	$465,522		$412,953		$52,569
Core deposits to total deposits		55.5%		64.2%

At September 30, 2015, our certificates of deposit and other time deposits with a balance of $100,000 or more amounted to $113.8 million, of which $62.9 million are scheduled to mature within twelve months. At September 30, 2015, the weighted average remaining maturity of our certificate of deposit accounts was 16.9 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $100,000 or more.

Amount
(In thousands)
Maturity Period:
Three months or less	$24,641
Over three months through six months	12,370
Over six months through twelve months	25,894
Over twelve months	50,935
Total	$113,840

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. At September 30, 2015 and 2014, we had no short-term borrowings.

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $103.0 million and $48.0 million at September 30, 2015 and 2014, respectively, and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

In April 2015, the Bank prepaid $28.0 million in FHLB convertible select advances. The Company determined to prepay the FHLB advances, which had an average cost of 3.27% and maturity dates in mid- to late – 2018, in order to reduce its average cost of funds and improve its net interest spread and net interest margin in future periods, lengthening liabilities and improve interest rate risk position. During fiscal 2015, we acquired $93.0 million in new FHLB fixed rate advances. Additionally, $10.0 million in FHLB advances matured in June 2015 and September 2015 at 0.51 percent and 0.80 percent, respectively, both advances were $5.0 million each. The prepayment was accounted for as a debt modification according to ASU 470-50.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the year ended September 30, 2015, cash and cash equivalents increased by $21.1 million over the balance at September 30, 2014. Net cash of $3.2 million was provided by operating activities in fiscal 2015, primarily, net income as adjusted to net cash. Net income of $3.7 million in fiscal 2015 was adjusted principally by net gains on sales of investment securities of $515,000, amortization of premiums and accretion of discounts on investment securities net of $849,000, an increase in other assets of $714,000 and an increase in other liabilities of $971,000. Net cash used by investing activities amounted to approximately $89.8 million in fiscal 2015, primarily reflecting a net increase in investment securities of $84.6 million. Net cash of $107.6 million was provided by financing activities in fiscal 2015, primarily from the increase in deposits of $52.6 million and an increase of $55.0 million in FHLB advances.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2015.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$15,005	$5,061	$89,520	$—	$109,586
Certificates of deposit(1)	101,410	83,829	15,502	3,901	204,642
Operating lease obligations	252	429	429	3,905	5,015
Total contractual obligations	$116,667	$89,319	$105,451	$7,806	$319,243

(1) Includes interest payments.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In thousands)
Commitments to extend credit:(1)
Future loan commitments	$26,849	$10,952
Undisbursed construction loans	14,187	2,873
Undisbursed home equity lines of credit	27,074	14,867
Undisbursed Commercial lines of credit	25,600	948
Overdraft protection lines	840	133
Standby letters of credit	566	3,302
Total commitments	$95,116	$33,075

____________________________

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Shareholders’ Equity

Shareholders’ equity amounted to $81.4 million at September 30, 2015, an increase of $4.6 million or 6.0 percent, compared to fiscal year-end 2014. Book value per share at fiscal year-end 2015 was $12.41 compared to $11.71 at fiscal year-end 2014.

Capital

At September 30, 2015, the Bank’s common equity tier 1 ratio was 15.90 percent, tier 1 leverage ratio was 10.80 percent, tier 1 risk-based capital ratio was 15.90 percent and the total risk-based capital ratio was 16.99 percent. At September 30, 2014, the Bank’s tier 1 leverage ratio was 12.09 percent, tier 1 risk-based capital ratio was 19.50 percent and the total risk-based capital ratio was 20.75 percent. At September 30, 2015, the Bank was in compliance with all applicable regulatory capital requirements.

Looking Forward

One of the Company’s primary objectives is to achieve balanced asset and revenue growth, and at the same time expand market presence and diversify its financial products. However, it is recognized that objectives, no matter how focused, are subject to factors beyond the control of the Company, which can impede its ability to achieve these goals. The following factors should be considered when evaluating the Company’s ability to achieve its objectives:

The financial market place is rapidly changing. Banks are no longer the only place to obtain loans, nor the only place to keep financial assets. The banking industry has lost market share to other financial service providers. The future is predicated on the Company’s ability to adapt its products, provide superior customer service and compete in an ever-changing marketplace. Net interest income, the primary source of earnings, is impacted favorably or unfavorably by changes in interest rates. Although the impact of interest rate fluctuations is mitigated by ALCO strategies, significant changes in interest rates can have a material adverse impact on profitability.

The ability of customers to repay their obligations is often impacted by changes in the regional and local economy. Although the Company sets aside loan loss provisions toward the allowance for loan losses when management determines such action to be appropriate, significant unfavorable changes in the economy could impact the assumptions used in the determination of the adequacy of the allowance.

Technological changes will have a material impact on how financial service companies compete for and deliver services. It is recognized that these changes will have a direct impact on how the marketplace is approached and ultimately on profitability. The Company has taken steps to improve its traditional delivery channels. However, continued success will likely be measured by the Company’s ability to anticipate and react to future technological changes.

This ‘‘Looking Forward’’ discussion constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above, on page 1 of this Annual Report on Form 10-K and in other sections of this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Malvern Bancorp, Inc. and its subsidiaries (collectively the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Bancorp, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Malvern Bancorp’s internal control over financial reporting as of September 30, 2015, based on the criteria establishing in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 23, 2015, expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
December 23, 2015

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30,
	2015	2014
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$16,026	$1,203
Interest bearing deposits in depository institutions	24,237	17,984
Cash and Cash Equivalents	40,263	19,187
Investment securities available for sale, at fair value	128,354	100,943
Investment securities held to maturity, at cost (fair value of $56,825 and $0, respectively)	57,221	-
Restricted stock, at cost	4,765	3,503
Loans receivable, net of allowance for loan losses of $4,667 and $4,589, respectively	391,307	386,074
Other real estate owned	1,168	1,964
Accrued interest receivable	2,484	1,322
Property and equipment, net	6,535	6,823
Deferred income taxes, net	2,874	2,376
Bank-owned life insurance	17,905	18,264
Other assets	2,814	1,808
Total Assets	$655,690	$542,264

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$27,010	$23,059
Deposits-interest-bearing	438,512	389,894
Total Deposits	465,522	412,953
FHLB advances	103,000	48,000
Advances from borrowers for taxes and insurance	1,806	1,786
Accrued interest payable	396	149
Other liabilities	3,575	2,604
Total Liabilities	574,299	465,492

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,558,473	66	66
Additional paid-in-capital	60,365	60,317
Retained earnings	23,814	20,116
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,775)	(1,922)
Accumulated other comprehensive loss	(1,079)	(1,805)
Total Shareholders’ Equity	81,391	76,772
Total Liabilities and Shareholders’ Equity	$655,690	$542,264

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended September 30,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$16,484	$17,736	$20,172
Investment securities, taxable	3,073	2,109	1,745
Investment securities, tax-exempt	522	145	228
Dividends, restricted stock	311	123	19
Interest-bearing cash accounts	72	54	137
Total Interest and Dividend Income	20,462	20,167	22,301
Interest Expense
Deposits	3,431	3,969	5,279
Long-term borrowings	1,817	1,102	1,665
Total Interest Expense	5,248	5,071	6,944
Net Interest Income	15,214	15,096	15,357
Provision for Loan Losses	90	263	11,235
Net Interest Income after Provision for Loan Losses	15,124	14,833	4,122

Other Income
Service charges and other fees	989	947	1,049
Rental income-other	249	255	251
Gain on sale of investments, net	515	83	479
Loss on disposal of fixed assets	-	(41)	(1)
Gain (loss) on sale of loans, net	102	352	(94)
Earnings on bank-owned life insurance	680	559	1,176
Total Other Income	2,535	2,155	2,860
Other Expense
Salaries and employee benefits	5,998	7,770	7,806
Occupancy expense	1,715	2,091	2,027
Federal deposit insurance premium	784	735	856
Advertising	239	561	737
Data processing	1,236	1,245	1,269
Professional fees	1,571	2,205	1,756
Other real estate owned expense (recovery), net	(46)	(299)	1,638
FHLB prepayment penalty	-	-	1,543
Other operating expenses	2,464	2,336	2,143
Total Other Expenses	13,961	16,644	19,775
Income (Loss) before income tax expense	3,698	344	(12,793)
Income tax expense	-	21	6,010
Net Income (Loss)	$3,698	$323	$(18,803)
Basic Earnings (Loss) Per Share	$0.58	$0.05	$(2.96)
Dividends Declared Per Share	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(In thousands)	2015	2014	2013

Net Income (Loss)	$3,698	$323	$(18,803)
Other Comprehensive Income(Loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	2,120	1,419	(4,565)
Tax effect	(721)	(482)	1,552
Net of tax amount	1,399	937	(3,013)
Reclassification adjustment for net gains arising during the period(1)	(515)	(83)	(479)
Tax effect	175	29	163
Net of tax amount	(340)	(54)	(316)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	5	—	—
Tax effect	(2)	—	—
Net of tax amount	3	—	—
Fair value adjustment on derivatives	(348)	—	—
Tax effect	12	—	—
Net of tax amount	(336)	—	—
Total other comprehensive income (loss)	726	883	(3,329)
Total comprehensive income (loss)	$4,424	$1,206	$(22,132)

__________________________

(1) Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended September 30, 2015, 2014, and 2013

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In thousands, except share data)
Balance, October 1, 2012	$62	$25,846	$38,596	$(477)	$(2,032)	$641	$62,636
Net Loss	—	—	(18,803)	—	—	—	(18,803)
Other comprehensive loss	—	—	—	—	—	(3,329)	(3,329)
Cancellation of common stock	(62)	62	—	—	—	—	—
Cancellation of treasury stock	—	(477)	—	477	—	—	—
Additional ESOP shares converted at exchange rate of 1.0748 (18,040 shares at $10/share)	—	180	—	—	(180)	—	—
Dissolution of mutual holding company	—	100	—	—	—	—	100
Proceeds from issuance of common stock, net of offering expense of $1.6 million	66	34,567	—	—	—	—	34,633
Committed to be released ESOP shares (14,371 shares)	—	24	—	—	145	—	169
Balance, September 30, 2013	$66	$60,302	$19,793	$—	$(2,067)	$(2,688)	$75,406
Net Income	—	—	323	—	—	—	323
Other comprehensive income	—	—	—	—	—	883	883
Committed to be released ESOP shares (14,400 shares)	—	15	—	—	145	—	160
Balance, September 30, 2014	$66	$60,317	$20,116	$—	$(1,922)	$(1,805)	$76,772
Net Income	—	—	3,698	—	—	—	3,698
Other comprehensive income	—	—	—	—	—	726	726
Committed to be released ESOP shares (14,400 shares)	—	48	—	—	147	—	195
Balance, September 30, 2015	$66	$60,365	$23,814	$—	$(1,775)	$(1,079)	$81,391

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$3,698	$323	$(18,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	646	638	695
Provision for loan losses	90	263	11,235
Deferred income taxes (benefit) expense	(1,035)	(367)	6,025
ESOP expense	195	160	169
Amortization (accretion) of premiums and discounts on investment securities, net	849	(488)	(735)
Amortization (accretion) of loan origination fees and costs	296	(193)	(267)
Amortization (accretion) of mortgage service rights	82	(22)	(6)
Net gain on sale of investment securities available for sale	(515)	(83)	(479)
Net loss on disposal of fixed assets	—	41	1
Net (gain) loss on sale of loans	—	(281)	460
Net gain on sale of secondary market loans	(102)	(71)	(366)
Proceeds on sale of secondary market loans	4,090	7,738	17,660
Originations of secondary market loans	(3,988)	(7,667)	(17,294)
Gain on sale of other real estate owned	(124)	(93)	(330)
Write down of other real estate owned	54	341	1,648
Earnings on bank-owned life insurance	(680)	(559)	(1,176)
(Increase) decrease in accrued interest receivable	(1,162)	82	117
Increase (decrease) in accrued interest payable	247	10	(127)
Increase in other liabilities	1,319	309	141
Increase in other assets	(714)	(114)	(809)
Decrease in prepaid FDIC assessment	—	—	391
Net Cash Provided by (Used in) by Operating Activities	3,246	(33)	(1,850)
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(160,103)	(5,258)	(93,693)
Sales	70,413	16,751	18,171
Maturities, calls and principal repayments	6,032	14,138	27,534
Investment securities held-to-maturity:
Purchases	(4,152)	—	—
Maturities, calls and principal repayments	4,454	—	—
Proceeds from sale of loans	—	25,836	1,707
Loan buyback for sale of loans	—	(1,117)	-
Loan purchases	—	(18,952)	(31,060)
(Loan originations) and principal collections, net	(5,927)	19,649	58,365
Proceeds from sale of other real estate owned	1,174	2,694	3,917
Additions to mortgage servicing rights	(30)	(160)	(158)
Purchases of bank-owned life insurance	—	—	(6,000)
Proceeds from cash surrender on bank-owned life insurance	—	3,636	—
Proceeds from death benefit of bank-owned life insurance	—	—	1,121
Net (increase) decrease in restricted stock	(1,262)	(465)	1,109
Proceeds from sale of property and equipment	—	—	2
Purchases of property and equipment	(358)	(244)	(282)
Net Cash (Used in) Provided by Investing Activities	(89,759)	56,508	(19,267)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	52,569	(71,643)	(56,392)
Proceeds for long-term borrowings	93,000	14,500	10,000
Repayment of long-term borrowings	(38,000)	(4,500)	(20,085)
Increase in advances from borrowers for taxes and insurance	20	668	112
Return of excess stock subscription funds	—	—	(20,841)
Cash from mutual holding company reorganization	—	—	100
Net Cash Provided by (Used in) Financing Activities	107,589	(60,975)	(87,106)
Net Increase (Decrease) in Cash and Cash Equivalents	21,076	(4,500)	(108,223)
Cash and Cash Equivalent - Beginning	19,187	23,687	131,910
Cash and Cash Equivalent - Ending	$40,263	$19,187	$23,687

Supplementary Cash Flows Information
Interest paid	$5,001	$5,061	$7,071
Income taxes paid	$—	$17	$12
Non-cash transfer of loans to other real estate owned	$308	$944	$4,603
Non-cash transfer of loans to investment securities available for sale	$—	$—	$10,102
Stock subscription funds transferred to shareholders’ equity	$—	$—	$34,633
Non-cash transfer of loans to loans held for sale	$—	$—	$10,367
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$57,523	$—	$—
Non-cash proceeds from death benefit on BOLI	$1,039	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organizational Structure and Nature of Operations

On May 19, 2008, Malvern Federal Savings Bank ("Malvern Federal Savings" or the "Bank") completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the "Mid-Tier Holding Company") to serve as the “mid-tier” stock holding company for the Bank. An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock. Principal and interest payments of the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organizational Structure and Nature of Operations (Continued)

The Company and the Bank and the Bank’s subsidiary, Strategic Asset Management Group, Inc. (“SAMG”), provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s headquarter and seven full-service branches in Chester and Delaware Counties, Pennsylvania. SAMG owns 50% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products. As of September 30, 2015 and 2014, SAMG’s total assets were approximately $68,000 and $66,000, respectively. The net income of SAMG for the years ended September 30, 2015, 2014 and 2013 was approximately $2,000, $5,000 and $10,000, respectively. The Company is subject to competition from various other financial institutions and financial services companies. The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2015.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2015, 2014 and 2013 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities, derivatives and fair value measurements.

Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows.

Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

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

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of $3.7 million and $3.2 million at September 30, 2015 and 2014, respectively.

Investment Securities

Held-to-maturity (“HTM”) are securities that include debt securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2015 and September 30, 2014, the Company had no investment securities classified as trading. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Construction and Development Lending. We originate construction loans for residential and, to a lesser extent, commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2015 and 2014, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

During the years ended September 30, 2015 and 2014, there were net repurchases of restricted stock of $1.3 million and $465,000, respectively. Also as of September 30, 2015 and 2014 the number of FHLB shares was 47,651 and 35,026, respectively. There were approximately $311,000, $123,000 and $19,000 of dividends on FHLB stock received or recognized in income for fiscal years 2015, 2014 and 2013, respectively.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $64,000, $118,000, and $110,000, for fiscal 2015, 2014, and 2013, respectively. There were no bonus matching contributions for fiscal years 2015, 2014 or 2013.

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $1.2 million and $1.3 million at September 30, 2015 and 2014, respectively. Distributions made to directors for the fiscal year 2015 and 2014 were approximately $13,000 and $13,000, respectively. The (benefit)/expense associated with the Plans for the years ended September 30, 2015, 2014, and 2013 was ($24,000), $78,000, and $168,000, respectively. At fiscal 2015, the benefit associated with the plan was due to the Plan being Frozen at September 30, 2014 and the Company to credit fiscal 2015 accruals for the first quarter of fiscal 2015.

Derivatives and Hedging

The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. The Company documents the strategy for entering into the transactions and the method of assessing ongoing effectiveness. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged. To determine fair value, the Company uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date. The Company does not use derivative instruments for speculative purposes.

The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

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

For securities transferred from available for sale to held to maturity, the Company records the amortization and/or accretion of unrealized holding losses on such investment securities, in accumulated other comprehensive income.

The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of deferred income tax, in accumulated other comprehensive income.

Reclassifications

Certain reclassifications have been made to the previous years’ consolidated financial statements to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”, which amends ASC 835-30. ASU 2015-03, issued in April 2015, requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing that deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This update became effective upon announcement on June 18, 2015. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Correction and Improvements.” The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” The FASB is issuing the amendments in this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU No. 2015-04 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the provisions of ASU No. 2015-05 and has determined that the new standard will have no material impact on the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in ASU 2015-03 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This amendment should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the provisions of ASU No. 2015-03 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings (Loss) Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal years ended September 30, 2015, 2014 and 2013, the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except for share data)	2015	2014	2013

Net Income (Loss)	$3,698	$323	$(18,803)

Weighted average shares outstanding	6,558,473	6,558,473	6,558,473
Average unearned ESOP shares	(165,143)	(179,543)	(193,483)
Weighted average shares outstanding – basic	6,393,330	6,378,930	6,351,248

Earnings (Loss) per share – basic	$0.58	$0.05	$(2.96)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. As of September 30, 2015, the current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During years ended September 30, 2015, 2014 and 2013, there were 14,400, 14,400 and 14,371 shares, respectively, committed to be released. At September 30, 2015, there were 157,965 unallocated shares and 101,253 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $2.5 million at September 30, 2015.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at September 30, 2015 and available-for-sale at September 30, 2014. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

The following tables present information related to the Company’s investment securities at September 30, 2015 and 2014. At September 30, 2014 there were no held-to-maturity investment securities.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$816	$—	$(1)	$815
State and municipal obligations	42,007	192	(116)	42,083
Single issuer trust preferred security	1,000	—	(150)	850
Corporate debt securities	70,874	34	(926)	69,982
	114,697	226	(1,193)	113,730
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	8,797	—	(105)	8,692
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	5,986	—	(54)	5,932
	14,783	—	(159)	14,624
Total	$129,480	$226	$(1,352)	$128,354
Investment Securities Held-to-Maturity:
U.S. government agencies	$14,301	$8	$(13)	$14,296
State and municipal obligations	10,075	23	(75)	10,023
Corporate debt securities	4,011	—	(55)	3,956
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	28,834	55	(339)	28,550
Total	$57,221	$86	$(482)	$56,825

Total investment securities	$186,701	$312	$(1,834)	$185,179

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$19,719	$1	$(464)	$19,256
State and municipal obligations	2,543	—	(43)	2,500
Single issuer trust preferred security	1,000	—	(120)	880
Corporate debt securities	1,504	21	—	1,525
	24,766	22	(627)	24,161
Mortgage-backed securities:
Federal National Mortgage Association (FNMA):
Adjustable-rate	403	15	—	418
Fixed-rate	17,390	9	(591)	16,808
Federal Home Loan Mortgage Company (FHLMC):
Adjustable-rate	3,562	33	—	3,595
Fixed-rate	12,336	—	(340)	11,996
Collateralized mortgage obligations (CMO), fixed-rate	45,222	46	(1,303)	43,965
	78,913	103	(2,234)	76,782
Total	$103,679	$125	$(2,861)	$100,943

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

During the year ended September 30, 2015, the Company transferred at fair value approximately $57.5 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized loss at date of transfer amounted to $115,000. This will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of transfer. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

For fiscal 2015, proceeds of available-for-sale investment securities sold amounted to approximately $70.4 million. Gross realized gains on investment securities sold amounted to approximately $610,000, while gross realized losses amounted to approximately $95,000 for the period. For fiscal 2014, proceeds of investment securities sold amounted to approximately $16.8 million. Gross realized gains on investment securities sold amounted to approximately $118,000, while gross realized losses amounted to approximately $35,000 for the period. For fiscal 2013, proceeds of investment securities sold amounted to approximately $18.2 million. Gross realized gains on investment securities sold amounted to approximately $549,000, while gross realized losses amounted to approximately $70,000 for the period.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015 and 2014.

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$815	$(1)	$815	$(1)
State and municipal obligations	18,223	(116)	—	—	18,223	(116)
Single issuer trust preferred security	—	—	850	(150)	850	(150)
Corporate debt securities	58,064	(926)	—	—	58,064	(926)
Mortgage-backed securities:
FNMA, fixed-rate	5,459	(53)	3,233	(52)	8,692	(105)
FHLMC, fixed-rate	3,280	(25)	2,652	(29)	5,932	(54)
Total	$85,026	$(1,120)	$7,550	$(232)	$92,576	$(1,352)
Investment Securities Held-to-Maturity:
U.S. government agencies	4,792	(13)	—	—	4,792	(13)
State and municipal obligations	6,917	(75)	—	—	6,917	(75)
Corporate debt securities	3,957	(55)	—	—	3,957	(55)
Mortgage-backed securities:
CMO, fixed-rate	22,734	(339)	—	—	22,734	(339)
Total	38,400	(482)	—	—	38,400	(482)
Total investment securities	$123,426	$(1,602)	$7,550	$(232)	$130,976	$(1,834)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$18,267	$(464)	$18,267	$(464)
State and municipal obligations	—	—	2,501	(43)	2,501	(43)
Single issuer trust preferred security	—	—	880	(120)	880	(120)
Mortgage-backed securities:
FNMA, fixed-rate	—	—	16,715	(591)	16,715	(591)
FHLMC, fixed-rate	—	—	11,996	(340)	11,996	(340)
CMO, fixed-rate	3,945	(54)	36,185	(1,249)	40,130	(1,303)
Total investment securities	$3,945	$(54)	$86,544	$(2,807)	$90,489	$(2,861)

As of September 30, 2015, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2015, the Company held six U.S. government agency securities, 20 municipal bonds, 29 corporate securities, 37 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. As of September 30, 2014, the Company held 21 U.S. government agency securities, six tax-free municipal bonds, 66 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2015 represents other-than-temporary impairment.

At September 30, 2015 and 2014 the Company had no securities pledged to secure public deposits.

The following table presents information for investment securities at September 30, 2015, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	13,038	13,019
Due after five years through ten years	77,917	77,096
Due after ten years	38,525	38,239
Total	$129,480	$128,354
Investment Securities Held-to-Maturity:
Due after one year through five years	$14,301	$14,296
Due after five years through ten years	—	—
Due after ten years	42,920	42,529
Total	$57,221	$56,825

Total investment securities	$186,701	$185,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated:

	September 30,
	2015	2014
	(In thousands)
Residential mortgage	$214,958	$231,324
Construction and Development:
Residential and commercial	5,677	5,964
Land	2,142	1,033
Total Construction and Development	7,819	6,997
Commercial:
Commercial real estate	87,686	71,579
Multi-family	7,444	1,032
Other	13,380	5,480
Total Commercial	108,510	78,091
Consumer:
Home equity lines of credit	22,919	22,292
Second mortgages	37,633	47,034
Other	2,359	2,839
Total Consumer	62,911	72,165
Total loans	394,198	388,577
Deferred loan fees and cost, net	1,776	2,086
Allowance for loan losses	(4,667)	(4,589)
Total loans receivable, net	$391,307	$386,074

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2015, 2014 and 2013.

	Year Ended September 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(138)	(34)	-	(221)
Recoveries	17	98	-	9	-	3	2	69	11	-	209
Provision	(203)	(358)	22	26	75	55	(31)	(203)	24	683	90
Ending Balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667

Loans receivable:
Ending balance	$214,958	$5,677	$2,142	$87,686	$7,444	$13,380	$22,919	$37,633	$2,359		$394,198
Ending balance: individually evaluated for impairment	$599	$121	$-	$1,571	$-	$-	$20	$179	$-		$2,490
Ending balance: collectively evaluated for impairment	$214,359	$5,556	$2,142	$86,115	$7,444	$13,380	$22,899	$37,454	$2,359		$391,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(83)	(37)	-	(183)	-	-	(14)	(618)	(6)	-	(941)
Recoveries	23	1	-	9	-	3	1	136	4	-	177
Provision	318	163	(43)	(304)	(11)	(12)	44	122	3	(17)	263
Ending Balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589

Loans receivable:
Ending balance	$231,324	$5,964	$1,033	$71,579	$1,032	$5,480	$22,292	$47,034	$2,839		$388,577
Ending balance: individually evaluated for impairment	$999	$187	$-	$504	$-	$900	$115	$695	$-		$3,400
Ending balance: collectively evaluated for impairment	$230,325	$5,777	$1,033	$71,075	$1,032	$4,580	$22,177	$46,339	$2,839		$385,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2013
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,487	$724	$11	$3,493	$10	$226	$160	$1,389	$16	$65	$7,581
Charge-offs	(994)	(5,768)	(99)	(6,315)	-	(94)	-	(1,042)	(9)	-	(14,321)
Recoveries	199	-	-	117	-	23	17	235	4	-	595
Provision	722	5,208	144	4,431	30	(96)	(40)	811	11	14	11,235
Ending Balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090

Loans receivable:
Ending balance	$239,900	$6,672	$2,439	$70,571	$1,971	$5,573	$20,431	$54,532	$2,648		$404,737
Ending balance: individually evaluated for impairment	$1,295	$209	$237	$-	$-	$900	$34	$572	$-		$3,247
Ending balance: collectively evaluated for impairment	$238,605	$6,463	$2,202	$70,571	$1,971	$4,673	$20,397	$53,960	$2,648		$401,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2015 and 2014.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2015:
Residential mortgage	$—	$—	$599	$599	$696
Construction and Development:
Residential and commercial	—	—	121	121	253
Commercial:
Commercial real estate	—	—	1,571	1,571	1,807
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	—	—	179	179	342
Total impaired loans	$—	$—	$2,490	$2,490	$3,134
September 30, 2014:
Residential mortgage	$—	$—	$999	$999	$1,149
Construction and Development:
Residential and commercial	—	—	187	187	842
Commercial:	—	—
Commercial real estate	—	—	504	504	688
Other	—	—	900	900	900
Consumer:
Home equity lines of credit	—	—	115	115	135
Second mortgages	—	—	695	695	894
Total impaired loans	$—	$—	$3,400	$3,400	$4,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized year ended September 30, 2015, 2014 and 2013.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2015:
Residential mortgages	$729	$—
Construction and Development:
Residential and commercial	144	5
Commercial:
Commercial real estate	690	4
Other	340	12
Consumer:
Home equity lines of credit	23	—
Second mortgages	537	—
Total	$2,463	$21

Year Ended September 30, 2014:
Residential mortgages	$1,731	$—
Construction and Development:
Residential and commercial	609	17
Land	240	14
Commercial:
Commercial real estate	21	—
Other	900	32
Consumer:
Home equity lines of credit	104	—
Second mortgages	622	—
Total	$4,227	$63

Year Ended September 30, 2013:
Residential mortgages	$3,375	$45
Construction and Development:
Residential and commercial	5,940	65
Land	10	2
Commercial:
Commercial real estate	4,763	255
Other	246	14
Consumer:
Home equity lines of credit	22	1
Second mortgages	574	4
Total	$14,930	$386

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2015 and 2014.

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$214,146	$130	$682	$—	$214,958
Construction and Development:
Residential and commercial	5,450	106	121	—	5,677
Land	2,142	—	—	—	2,142
Commercial:
Commercial real estate	78,207	4,791	4,688	—	87,686
Multi-family	7,166	278	—	—	7,444
Other	12,387	272	721	—	13,380
Consumer:
Home equity lines of credit	22,801	—	118	—	22,919
Second mortgages	36,834	133	666	—	37,633
Other	2,345	14	—	—	2,359
Total	$381,478	$5,724	$6,996	$—	$394,198

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$230,065	$137	$1,122	$—	$231,324
Construction and Development:
Residential and commercial	5,777	—	187	—	5,964
Land	1,033	—	—	—	1,033
Commercial:
Commercial real estate	63,125	5,797	2,657	—	71,579
Multi-family	1,032	—	—	—	1,032
Other	3,555	1,025	900	—	5,480
Consumer:
Home equity lines of credit	22,177	—	115	—	22,292
Second mortgages	46,292	21	721	—	47,034
Other	2,823	16	—	—	2,839
Total	$375,879	$6,996	$5,702	$—	$388,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2015	2014
	(In thousands)
Residential mortgage	$599	$1,232
Construction and Development:
Residential and commercial	12	78
Commercial:
Commercial real estate	589	504
Consumer:
Home equity lines of credit	20	115
Second mortgages	179	462
Total non-accrual loans	$1,399	$2,391

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $84,000, $121,000 and $131,000 for fiscal 2015, 2014 and 2013, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2015 and 2014.

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
September 30, 2015:
Residential mortgage	$213,253	$913	$193	$599	$1,705	$214,958
Construction and Development:
Residential and commercial	5,665	—	—	12	12	5,677
Land	2,142	—	—	—	—	2,142
Commercial:
Commercial real estate	86,119	485	493	589	1,567	87,686
Multi-family	7,444	—	—	—	—	7,444
Other	13,380	—	—	—	—	13,380
Consumer:
Home equity lines of credit	22,899	—	—	20	20	22,919
Second mortgages	37,010	345	99	179	623	37,633
Other	2,329	30	—	—	30	2,359
Total	$390,241	$1,773	$785	$1,399	$3,957	$394,198

September 30, 2014:
Residential mortgage	$229,257	$835	$—	$1,232	$2,067	$231,324
Construction and Development:
Residential and Commercial	5,886	—	—	78	78	5,964
Land	1,033	—	—	—	—	1,033
Commercial:
Commercial real estate	71,075	—	—	504	504	71,579
Multi-family	1,032	—	—	—	—	1,032
Other	5,480	—	—	—	—	5,480
Consumer:
Home equity lines of credit	22,177	—	—	115	115	22,292
Second mortgages	45,847	200	525	462	1,187	47,034
Other	2,822	17	—	—	17	2,839
Total	$384,609	$1,052	$525	$2,391	$3,968	$388,577

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

The Company had five loans classified as TDRs with an aggregate outstanding balance of $1.6 million and $1.1 million at September 30, 2015 and September 30, 2014, respectively. At September 30, 2015, these loans were also classified as impaired. Of the TDR loans, one construction and development loan and two commercial real estate loans continue to perform under the restructured terms through September 30, 2015 and we continued to accrue interest on such loan through such date. Two commercial loans to one borrower, with an aggregate balance of $492,000 were restructured during the year ended September 30, 2015 and deemed non-performing. The borrower is currently making payments as agreed under the terms of the restructuring of principal and interest payments. At September 30, 2014, three loans deemed TDRs with an aggregate balance of $1.1 million were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2014, and, accordingly, were deemed to be performing loans at September 30, 2014 and we continued to accrue interest on such loans through such date. At September 30, 2014, one construction and development TDR loan with a balance of $78,000 was deemed a non-accruing TDR and was also deemed impaired at September 30, 2014. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, at September 30, 2015, the Company had $1.2 million of residential real estate properties in the process of foreclosure.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2015:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	4	1,474	2	982
Total	5	$1,583	2	$982
At September 30, 2014:
Construction and Development:
Residential and commercial	2	$187	1	$78
Commercial:
Other	1	900	—	—
Total	3	$1,087	1	$78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table reports the performing status of all TDR loans. The performing status is determined by the loans compliance with the modified terms.

	September 30,
	2015		2014
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Construction and Development:
Residential and commercial	$109	$—	$109	$78
Commercial:
Commercial real estate	982	492	—	—
Other	—	—	900	—
Total	$1,091	$492	$1,009	$78

The following table shows the new TDR’s for the twelve months ended September 30, 2015 and 2014.

	September 30,
	2015			2014
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	—	$—	$—	1	$437	$437
Commercial:
Commercial real estate	4	1,485	1,485	—	—	—
Total	4	$1,485	$1,485	1	$437	$437

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
(In thousands)	2015	2014

Balance at beginning of year	$252	$523
New loans	8,474	—
Repayments	(3,091)	(271)
Balance at end of year	$5,635	$252

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

At September 30, 2015, 2014 and 2013, the Company was servicing loans for the benefit of others in the amounts of $54.1 million, $59.9 million and $44.4 million, respectively. A summary of mortgage servicing rights included in other assets and the activity therein follows for the periods indicated:

	September 30,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$453	$271	$107
Amortization	(82)	22	6
Addition	30	160	158
Balance at end of year	$401	$453	$271

For the fiscal year ended September 30, 2015, 2014 and 2013, the fair value of servicing rights was determined using a base discount rate between 11% and 12%. The fair market value is evaluated by a third party vendor on a quarterly basis for impairment purposes only. For the fiscal year ended September 30, 2015, we sold $4.1 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of $102,000. For the fiscal year ended September 30, 2014, we sold $7.7 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of $71,000. For the fiscal year ended September 30, 2013, we sold $17.7 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of $366,000.

No valuation allowance on servicing rights has been recorded at September 30, 2015, 2014, or 2013.

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2015 and 2014:

		September 30,
	Estimated Useful Life (years)	2015	2014
		(In thousands)
Land	-	$711	$711
Building and improvements	10-39	11,124	11,013
Construction in process	-	154	-
Furniture, fixtures and equipment	3-7	4,317	4,223
		16,306	15,947
Accumulated depreciation		(9,771)	(9,124)
		$6,535	$6,823

Depreciation expense was approximately $646,000, $638,000 and $695,000 for the years ended September 30, 2015, 2014 and 2013, respectively. We also had a $41,000 loss on disposal of fixed assets related to the closure of our Westtown branch in June 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2015 and 2014 consisted of the following:

	September 30,
	2015		2014
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Balances by types of deposit:
Tiered savings	$2,249	0.48%	$2,198	0.53%
Regular savings	42,940	9.23	42,719	10.34
Money market accounts	108,706	23.35	59,529	14.42
Checking and NOW accounts	82,897	17.81	81,921	19.84
Non-Interest bearing demand	27,010	5.80	23,059	5.58
	263,802	56.67	209,426	50.71
Certificates of deposit	201,720	43.33	203,527	49.29
Total	$465,522	100.00%	$412,953	100.00%

The total amount of certificates of deposit greater than $100,000 at September 30, 2015 and 2014 was $112.1million and $101.7 million, respectively. Currently, amounts above $250,000 are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Interest expense on deposits consisted of the following for the years:

	September 30,
	2015	2014	2013
	(In thousands)
Savings accounts	$29	$27	$24
Checking and NOW accounts	83	85	119
Money market accounts	271	164	228
Certificates of deposit	3,048	3,693	4,908
Total deposits	$3,431	$3,969	$5,279

The following is a schedule of certificates of deposit maturities.

September 30, 2015
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2016	$100,331
2017	52,168
2018	30,115
2019	12,198
2020	3,051
2021 and thereafter	3,857
$201,720

Deposits from related parties held by the Company at September 30, 2015 and 2014 amounted to $5.5 million and $663,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $108.5 million and $103.8 million, respectively, of which none was outstanding at September 30, 2015 or 2014. The interest rate on the line of credit at September 30, 2015 and 2014 was 0.34% and 0.28%, respectively.

The summary of long-term borrowings as of September 30, 2015 and 2014 are as follows:

	September 30,
	2015		2014
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due by September 30:
2015	$-	-%	$10,000	0.83%
2016	20,000	0.61	5,000	1.34
2017	-	-	-	-
2018	30,000	3.38	28,000	3.31
2019	25,000	2.12	5,000	1.77
2020	28,000	2.51	-	-
Total FHLB Advances	$103,000	2.48%	$48,000	2.59%

At September 30, 2015, the Company had $103.0 million in outstanding long-term fixed rate FHLB advances and $127.4 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

Note 10 - Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during fiscal 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Derivatives (Continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company does not estimate any amounts to be reclassified to earnings. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The effects of derivative instruments on the Consolidated Financial Statements for September 30, 2015 are as follows:

	September 30, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$348	Other liabilities	August 3, 2020

Interest expense recorded on these swaps transactions totaled approximately $36,000 during 2015 and is reported as a component of interest expense on FHLB Advances. There are no related expenses for the years ended September 30, 2014 or 2013.

Cash Flow Hedge

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidate Statements of Income relating to the cash flow derivative instruments for the year ended September 30:

	2015
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(In thousands)
Interest Rate Contracts	$348	$36	$—

As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $195,000. As of September 30, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $600,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 11 - Fair Value Measurements

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

Note 11 - Fair Value Measurements (Continued)

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the years ended September 30, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2015 and 2014:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$815	$—	$815	$—
State and municipal obligations	42,083	—	42,083	—
Single issuer trust preferred security	850	—	850	—
Corporate debt securities	69,982	—	69,982	—
Total investment securities available-for-sale	113,730	—	113,730	—
Mortgage-backed securities available-for-sale:
FNMA, fixed-rate	8,692	—	8,692	—
FHLMC, fixed-rate	5,932	—	5,932	—
Total mortgage-backed securities available-for-sale	14,624	—	14,624	—
Total investments securities available for sale	$128,354	$—	$128,354	$—

Liabilities:
Derivative instruments	$348	$—	$348	$—

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$19,256	$—	$19,256	$—
State and municipal obligations	2,500	—	2,500	—
Single issuer trust preferred security	880	—	880	—
Corporate debt securities	1,525	—	1,525	—
Total investment securities available-for-sale	24,161	—	24,161	—
Mortgage-backed securities available-for-sale:
FNMA:
Adjustable-rate	418	—	418	—
Fixed-rate	16,808	—	16,808	—
FHLMC:
Adjustable-rate	3,595	—	3,595	—
Fixed-rate	11,996	—	11,996	—
CMO, fixed-rate-fate	43,965	—	43,965	—
Total mortgage-backed securities available-for-sale	76,782	—	76,782	—
Total investments securities available for sale	$100,943	$—	$100,943	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis in fiscal 2015 and fiscal 2014 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2015 and 2014:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans(1) (2)	$48	$—	$—	$48
Mortgage servicing rights	30	—	30	—
Total	$78	$—	$30	$48

	September 30, 2015
	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Impaired loans(1) (2)	$48	Appraisal of collateral(3)	Collateral discounts(4)	65 − 80%/(74%)
Total	$48

(1)	At September 30, 2015, consisted of two loans with an aggregate balance of $48,000 and there were no specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$1,030	$—	$—	$1,030
Impaired loans(1) (2)	887	—	—	887
Mortgage servicing rights	160	—	160	—
Total	$2,077	$—	$160	$1,917

	September 30, 2014
	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$1,030	Appraisal of collateral(3)	Collateral discounts(4)	16 − 72%/(38%)
Impaired loans(1) (2)	887	Appraisal of collateral(3)	Collateral discounts(4)	7 − 52%/(20%)
Total	$1,917

(1)	At September 30, 2014, consisted of six loans with an aggregate balance of $887,000 and no specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

The following table shows active information regarding significant techniques and inputs used at September 30, 2015 and 2014 for measures in a non-recurring basis using unobservable inputs (Level 2):

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2015
	(In thousands)
Mortgage servicing rights	$30	Discounted rate	Discount rate	11.00 – 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.73%	Weighted-average conditional prepayment rate
			Servicing fees	0.25%	Of loan balance
			Servicing costs	$6.25	Monthly servicing cost per account
				$300 – 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2014
	(In thousands)
Mortgage servicing rights	$160	Discounted rate	Discount rate	11.00 – 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.15%	Weighted-average conditional prepayment rate
			Servicing fees	0.25%	Of loan balance
			Servicing costs	$6.25	Monthly servicing cost per account
				$300 – 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2015 and 2014 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of September 30, 2015 or 2014.

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

Note 11 - Fair Value Measurements (Continued)

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

Derivatives— The fair value of derivatives are based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2015 and 2014 were as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2015:
Financial assets:
Cash and cash equivalents	$40,263	$40,263	$40,263	$—	$—
Investment securities available-for-sale	128,354	128,354	—	128,354	—
Investment securities held-to-maturity	57,221	56,825	—	56,825	—
Loans receivable, net	391,307	400,305	—	—	400,305
Accrued interest receivable	2,484	2,484	—	2,484	—
Restricted stock	4,765	4,765	—	4,765	—
Mortgage servicing rights	401	416	—	416	—
Financial liabilities:
Savings accounts	45,189	45,189	—	45,189	—
Checking and NOW accounts	109,907	109,907	—	109,907	—
Money market accounts	108,706	108,706	—	108,706	—
Certificates of deposit	201,720	203,257	—	203,257	—
FHLB advances	103,000	104,889	—	104,889	—
Derivatives	348	348	—	348	—
Accrued interest payable	396	396	—	396	—

September 30, 2014:
Financial assets:
Cash and cash equivalents	$19,187	$19,187	$19,187	$—	$—
Investment securities available-for-sale	100,943	100,943	—	100,943	—
Loans receivable, net	386,074	388,202	—	—	388,202
Accrued interest receivable	1,322	1,322	—	1,322	—
Restricted stock	3,503	3,503	—	3,503	—
Mortgage servicing rights	453	512	—	512	—
Financial liabilities:
Savings accounts	44,917	44,917	—	44,917	—
Checking and NOW accounts	104,980	104,980	—	104,980	—
Money market accounts	59,529	59,529	—	59,529	—
Certificates of deposit	203,527	207,080	—	207,080	—
FHLB advances	48,000	49,627	—	49,627	—
Accrued interest payable	149	149	—	149	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes

As of September 30, 2015, the Company’s net deferred tax asset before the consideration of a valuation allowance was $11.4 million compared to $12.6 million as of September 30, 2014. The $11.4 million deferred tax asset, prior to valuation allowance, is comprised of the $6.4 million in net operating loss (“NOL”) carryovers and $5.1 million attributable to other items. The largest component of temporary difference deferred tax asset (“DTA”) relates to the allowance for loan losses which totaled $3.0 million as of September 30, 2015.

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

In accordance with ASC Topic 740, the Company considered certain prudent and feasible tax-planning strategies available at September 30, 2015 that, if implemented, could prevent an operating loss or tax credit carry-forward from expiring unused and could result in realization of the existing DTA. The Company has no present intention to implement such strategies; however, in the event that the Company determined future earnings would not be sufficient to realize the deferred tax asset, the Company has the ability to realize a portion of DTA through proven tax strategies such as: selling available-for-sale securities in a gain position from the investment portfolio, surrendering BOLI policies, and selling loans in a gain position from the loan portfolio, as well as sales or sale/leaseback of branch offices/office buildings to recognize built-in gains.

Based on the Company’s analysis of positive and negative evidence, the Company determined a DTA valuation allowance of $8.0 million was needed as of September 30, 2015. When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC Topic 740. As a result of cumulative losses in recent periods and the uncertain nature of the current economic environment as of September 30, 2015, the Company did not use projections of future taxable income as a factor. The Company will exclude future taxable income as a factor until it can show consistent and sustained profitability. The Company will continue to reevaluate the realizability of the DTA and the valuation allowance may be adjusted in future periods accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Income Taxes (Continued)

Deferred income taxes at September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$383	$932
Allowance for loan losses	2,985	3,051
Non-accrual interest	98	122
Write-down of real estate owned	106	270
Alternative minimum tax (AMT) credit carryover	128	64
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	455	455
Charitable contributions	36	36
Depreciation	205	127
Federal net operating loss	6,375	7,159
Other	338	54
Total Deferred Tax Assets	11,446	12,607
Valuation allowance for DTA	(8,043)	(10,074)
Total Deferred Tax Assets, Net of Valuation Allowance	$3,403	$2,533
Deferred Tax Liabilities:
State net operating income	(187)	(3)
Mortgage servicing rights	(136)	(154)
Other	(206)	-
Total Deferred Tax Liabilities	(529)	(157)

Deferred Tax Assets, Net	$2,874	$2,376

Of these DTA, the carryforward periods for certain tax attributes are as follows:

•	Gross federal net operating loss carryforwards of $18.7 million (net DTA of $6.4 million) to expire in the fiscal year ending September 30, 2031;

•	Low income housing credit carryforwards of $337,000 to expire in the fiscal years ending September 30, 2030 and 2031;

•	AMT credit carryforward has no expiration date; and

•	Gross charitable contributions carryforwards of $105,000 (net DTA of $36,000) to expire in the fiscal years ending September 30, 2016 through September 30, 2018.

Income tax expense for the years ended September 30, 2015, 2014 and 2013 was comprised of the following:

	September 30,
	2015	2014	2013
	(In thousands)
Federal:
Current	$1,035	$388	$(15)
Deferred	(1,035)	(367)	6,025
	-	21	6,010
State, current	-	-	-
	$-	$21	$6,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Income Taxes (Continued)

The following reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes for the years ended September 30, 2015, 2014 and 2013:

	September 30,
	2015	2014	2013
	(Dollars in thousands)
At federal statutory rate at 34%	$1,257	$-	$(4,350)
Adjustments resulting from:
Tax-exempt interest	(186)	-	(77)
Earnings on bank-owned life insurance	(231)	-	(400)
Federal tax on cash surrender of BOLI	-	21	-
DTA valuation allowance	(873)	-	10,724
Other	33	-	113
	$-	$21	$6,010
Effective tax rate	0.0%	3.3%	(47.0)%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities. As of September 30, 2015 and 2014, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2012 to September 30, 2015.

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

Note 13 - Leases

Pursuant to the terms of non-cancelable operating lease agreements expiring in September 2030, pertaining to Company property, future minimum rent commitments are (In thousands):

Years ending September 30:
2016	$252
2017	214
2018	215
2019	214
2020	215
Thereafter	3,905
$5,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Leases (Continued)

The Company receives rents from the lease of office and residential space owned by the Company. Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2016	$156
2017	106
2018	23
2019	-
2020	-
$285

Note 14 - Commitments and Contingencies

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2015 and 2014, the uncollateralized portion of the letters of credit extended by the Company was approximately $566,000 and $3.3 million, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2015 or 2014.

At September 30, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2015	2014
	(In thousands)
Commitments to extend credit:
Future loan commitments	$26,849	$10,952
Undisbursed construction loans	14,187	2,873
Undisbursed home equity lines of credit	27,074	14,867
Undisbursed commercial lines of credit	20,325	948
Undisbursed commercial unsecured lines of credit	5,275	-
Overdraft protection lines	840	133
Standby letters of credit	566	3,302
Total Commitments	$95,116	$33,075

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies (Continued)

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

Note 15 - Regulatory Matters

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

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Federal Savings Bank, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

The Bank will remain well capitalized under the implementation of Basel III, which is effective January 1, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Matters (Continued)

Management believes, as of September 30, 2015, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015:
Core Capital (to adjusted tangible assets)	$69,030	10.80		≥25,573	4.00	≥31,966	5.00%
Common equity Tier 1(to risk-weighted assets)	69,030	15.90		≥19,538	4.50	≥28,222	6.50
Tier 1 Capital (to risk-weighted assets)	69,030	15.90		≥26,051	6.00	≥34,734	8.00
Total risk-based Capital (to risk-weighted assets)	73,759	16.99		≥34,734	8.00	≥43,418	10.00

As of September 30, 2014:
Tangible Capital (to tangible assets)	$64,414	12.09%	$	≥7,990	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	64,414	12.09		≥21,305	4.00	≥26,632	5.00%
Tier 1 Capital (to risk-weighted assets)	64,414	19.50		≥13,212	4.00	≥19,818	6.00
Total risk-based Capital (to risk-weighted assets)	68,549	20.75		≥26,424	8.00	≥33,030	10.00

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2015 and 2014:

	September 30,
	2015	2014
	(In thousands)
Bank GAAP equity	$67,951	$63,454
Disallowed portion of deferred tax asset	-	(670)
Net unrealized gain on securities available for sale, net of income taxes	743	1,630
Net unrealized gain on derivatives, net of income taxes	336	-
Tangible Capital , Core Capital and Tier 1 Capital	69,030	64,414
Allowance for loan losses	4,729	4,135
Total Risk-Based Capital	$73,759	$68,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) included in shareholders’ equity are as follows:

	September 30,
	2015	2014	2013
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$(1,011)	$(2,736)	$(4,072)
Tax effect	344	931	1,384
Net of tax amount	(667)	(1,805)	(2,688)
Net unrealized holding losses on securities available-for-sale transferred to held-to-maturity	(115)	—	—
Tax effect	39	—	—
Net of tax amount	(76)	—	—
Fair value adjustment on derivatives	(348)	—	—
Tax effect	12	—	—
Net of tax amount	(336)	—	—

Total accumulated other comprehensive loss	$(1,079)	$(1,805)	$(2,688)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$2,120	$1,419	$(4,565)

Net realized gain on securities available-for-sale	(515)	(83)	(479)

Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity(2)	5	—	—

Fair value adjustment on derivatives	(348)	—	—

Other comprehensive income (loss) before taxes	1,262	1,336	(5,044)
Tax effect	(536)	(453)	1,715
Total comprehensive income (loss)	$726	$883	$(3,329

Note 17 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2015	2014
	(In thousands)
Assets
Cash and Cash Equivalents	$5,325	$2,438
Investment in subsidiaries	67,952	63,454
Investment securities available for sale, at fair value	-	8,329
Investment securities held to maturity, (fair value at $5,666)	5,762	-
Loans receivable, net	1,842	1,969
Deferred income taxes, net	-	91
Other assets	531	539
Total Assets	$81,412	$76,820

Liabilities
Accounts payable	$21	$48

Shareholders’ Equity	81,391	76,772
Total Liabilities and Shareholders’ Equity	$81,412	$76,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Operations

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Income
Interest income	$196	$254	$184
Total Interest Income	196	254	184

Gain on sale of investment securities	-	-	-

Expense
Other operating expenses	251	331	17
Total Other Expenses	251	331	17

Gain (Loss) before Equity in Undistributed Net (Loss) Income of Subsidiaries and Income Tax Expense	(55)	(77)	167

Equity in Undistributed Net Income (Loss) of Subsidiaries	3,753	400	(18,839)

Income tax expense	-	-	131
Net Income (Loss)	$3,698	$323	$(18,803)

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Net Income (Loss)	$3,698	$323	$(18,803)
Other Comprehensive Income (Loss):
Changes in net unrealized net gains and losses on securities available for sale	267	46	(312)
Gains realized on sale of securities in net income (loss)	-	-	-
	267	46	(312)
Deferred income tax effect	(91)	(16)	106
Total other comprehensive income (loss)	176	30	(206)
Total comprehensive income (loss)	$3,874	$353	$(19,009)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$3,698	$323	$(18,803)
Undistributed net (income) loss of subsidiaries	(3,752)	(400)	18,839
Deferred income taxes, net	84	197	106
ESOP shares committed to be released	195	160	169
Amortization of discounts on investment securities	-	-	40
Decrease in accounts payable	(27)	(14)	-
Decrease (increase) in other assets	239.	227.	(197)
Net Cash Provided by Operating Activities	437	493	154
Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	-	422	1,474
Proceeds from maturities and principal collection on investments held to maturity	511	-	-
Purchases of investment securities	-	(992)	(10,299)
Calls, sales of investment securities	1,812	-	200
Loan originations and principal collections, net	127	121	115
Net Cash Provided by(Used in) Investing Activities	2,450	(449)	(8,510)
Cash Flows from Financing Activities
Proceeds from stock issuance net of offering costs	-	-	34,732
Capitalization	-	-	(25,000)
Capitalization of Mutual Holding Company	-	-	100
Net Cash Provided by Financing Activities	-	-	9,832
Net Increase in Cash and Cash Equivalents	2,887	44	1,476
Cash and Cash Equivalents - Beginning	2,438	2,394	918
Cash and Cash Equivalents - Ending	$5,325	$2,438	$2,394

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2015.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As of March 31, 2015, the aggregate market value of the Company’s common stock held by non-affiliates exceeded $75.0 million and, as a result, the Company became an accelerated filer as defined in Rule 12-b2 of the Exchange Act as of the filing of this Annual Report on Form 10-K. Accordingly, the Company’s independent registered public accounting firm conducted an audit of the Company’s internal controls over financial reporting for the first time in connection with this Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Management including the Chief Executive Officer and Chief Financial Officer, conducted a review, evaluation and testing of the effectiveness of the Company’s controls over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management identified a number of deficiencies in internal controls relating to its overall evaluation of the adequacy of its allowance for loan loss, discussed below:

•	Documentation and Identification of Troubled debt Restructuring (“TDRs”) – While management maintains a thorough review process for evaluating TDRs, management did not maintain proper documentation of whether each loan modification was or was not aTDR. In addition, we did not maintain effective controls to ensure the completeness of all loans modified during the year for classification were properly evaluated. We evaluated this deficiency and determined it to be a significant deficiency.

•	Analysis of Impaired Loans – We did not maintain effective internal controls to ensure the precision of the quarterly impairment analysis review process. More specifically in one instance of the sample tested, a final quarterly analysis did not reflect the fact that a borrower had paid delinquent taxes of $32,000 on the property securing the impaired loan. We evaluated this deficiency and determined it to be a significant deficiency.

•	Use of an Appraiser Not on the Company’s Approved List of Appraisers – We did not maintain effective controls to ensure our monitoring activities would identify the use of appraisers which were not Board approved as required within our policy. We evaluated this deficiency and determined that it did not rise to a level to be considered a significant deficiency.

Our evaluation of these deficiencies included consideration of the potential magnitude of any adjustment that could result, as well as the impact of other mitigating controls that could prevent or detect an error from being recorded. As a result of these deficiencies affecting the same financial statement line item and related disclosures, management has evaluated these deficiencies in the aggregate and determined that, although these deficiencies individually are considered less severe, in the aggregate they increase the likelihood of a misstatement not being prevented or detected on a timely basis; therefore, management determined that these outcomes in the aggregate reflect a material weakness in the Company’s internal controls over financial reporting relating to the items noted above. Based on our assessment under COSO, management determined that our internal control over financial reporting was not effective as of September 30, 2015. The deficiencies noted had no impact on our reported financial condition or results of operations as of and for the period ended September 30, 2015. We have taken the remedial efforts described below to improve our internal controls over financial reporting.

Our independent registered public accounting firm, BDO USA, LLP, audited our internal control over financial reporting as of September 30, 2015. Their report dated December 23, 2015, which is included below, expressed an adverse opinion on our internal control over financial reporting.

Remediation Activities

Management has been actively engaged in developing remediation plans to address the above control deficiencies. The remediation actions we are taking and expect to take include the following:

•	Documentation and Identification of TDRs – The Company will enhance its loan modification procedures to require additional documentation and analysis addressing whether or not any new loan modifications are deemed to be a TDR. In addition, we will implement a system identifier to ensure the completeness and accuracy of the population to provide assurance that all required loans are properly evaluated for TDR classification.

•	Analysis of Impaired Loans – The Company will enhance its current review process to ensure a review is being performed at an appropriate level of precision. In addition, we will provide training to employees in order to ensure a more thorough review of real estate tax payments on properties securing impaired loans.

•	Use of an Appraiser Not on the Company’s Approved List of Appraisers – The Company will re-evaluate its policy to ensure it is updated with the Company’s practice of using a third party vendor and we will enhance our current monitoring activities to ensure that a timely review of appraisers is performed to ensure the appraisal was performed by a qualified appraiser using acceptable valuation techniques when a Board approved appraiser is not available.

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. If not remediated, these control deficiencies could result in a material misstatements to the Company’s financial statements

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Malvern Bancorp, Inc.

Paoli, PA

We have audited Malvern Bancorp, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Malvern Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified and included in its assessment, a material weakness associated with the aggregation of certain control deficiencies in its internal controls relating to the allowance for loan losses. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated December 23, 2015 on those consolidated financial statements.

In our opinion, Malvern Bancorp, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition of Malvern Bancorp, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015 and our report dated December 23, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Philadelphia, PA

December 23, 2015

Item 9B. Other Information.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held in February 2016 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company's website at www.malvernfederal.com.

Item 11. Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information. The following table provides information as of September 30, 2015 with respect to shares of common stock that may be issued under our only existing equity compensation plan, the Malvern Bancorp 2014 Long-Term Incentive Compensation Plan, which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	(1)	$-	(1)	400,000
Equity compensation plans not approved by security holders	-		-		-
Total	-		$-		400,000

__________________

(1) As of September 30, 2015, no awards have been granted.

The remaining information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Bylaws of Malvern Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(1)
10.1	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and F. Claire Hughes, Jr.*	(2)
10.2	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(2)
10.3	Agreement by and between Malvern Federal Savings Bank and the Office of the Comptroller of the Currency, dated October 7, 2014	(3)
10.4	Termination Agreement, dated November 25, 2014, by and among, Malvern Bancorp, Inc., Malvern Federal Savings Bank, Stilwell Value Partners VI, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Associates, L.P., Stilwell Partners, L.P., Stilwell Value LLC and Joseph Stilwell, John P. O’Grady, and Gregg H. Kanter	(4)
10.5	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(5)
10.6	Malvern Bancorp 2014 Long Term Incentive Plan*	(6)
10.7	Employment Agreement with Anthony C. Weagley*	(7)
23.0	Consent of BDO USA, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. **	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.**	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**	Filed herewith

_____________________

* Denotes a management contract or compensatory plan or arrangement.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2015 and 2014, (ii) the Consolidated Statement of Operations for the years ended September 30, 2015, 2014 and 2013, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2015, 2014 and 2013, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2015, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2015, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(1)	Incorporated by reference from the like-numbered exhibit included in Malvern Bancorp's registration statement on Form S-1, filed May 31, 2013 (SEC File No. 333-181798).

(2)	Incorporated by reference from the exhibit included in the Current Report on Form 8-K of Malvern Federal Bancorp, Inc., dated as of December 16, 2008 and filed December 16, 2008 (SEC File No. 001-34051).

(3)	Incorporated by reference from Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of October 7, 2015 and filed October 10, 2015 (SEC File No. 001-34051).

(4)	Incorporated by reference from Exhibit 10.1 included in the Current Report on Form 8-K of the registrant, dated as of November 25, 2015 and filed on December 1, 2015 (SEC File No. 000-54835).

(5)	Incorporated by reference from Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc. dated as of December 5, 2015 and filed on December 8, 2015 (SEC File No. 000-54835).

(6)	Incorporated by reference to Appendix A of the definitive proxy statement filed by Malvern Bancorp, Inc. with the SEC on January 2, 2015 (SEC File No. 000-54835).

(7)	Incorporated by reference to Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of May 15, 2015, and filed on May 20, 2015 (SEC File No. 000-54835).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 22, 2015	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on December 22, 2015, have signed this report below.

/s/ Anthony C. Weagley	Director, President and Chief Executive Officer
Anthony C. Weagley	(principal executive officer)

/s/ George E. Steinmetz	Chairman of the Board
George E. Steinmetz

/s/ Therese Woodman	Vice Chairman of the Board
Therese Woodman

/s/ F. Claire Hughes, Jr.	Director
F. Claire Hughes, Jr.

/s/ Stephen P. Scartozzi	Director
Stephen P. Scartozzi

/s/ John P. O’Grady	Director
John P. O’Grady

/s/ Ralph K. Packard	Director
Ralph K. Packard

/s/ Howard Kent	Director
Howard Kent

/s/ Michael D. Moss	Director
Michael D. Moss

/s/ Robert C.F. Willson	Director
Robert C.F. Willson

/s/ Joseph D. Gangemi	Senior Vice President and Chief Financial Officer
Joseph D. Gangemi	(principal financial and accounting officer)

