Form 10-Q
period 2015-12-31
MALVERN BANCORP, INC.
filed 2016-02-09
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,560,713 shares
(Title of Class)	(Outstanding as of February 8, 2016)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016, or for any other interim period. The Malvern Bancorp, Inc. 2015 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share and per share data)	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS
Cash and due from depository institutions	$16,334	$16,026
Interest bearing deposits in depository institutions	40,036	24,237
Total cash and cash equivalents	56,370	40,263
Investment securities available for sale, at fair value	116,767	128,354
Investment securities held to maturity at cost (fair value of $53,931 and $56,825)	54,914	57,221
Restricted stock, at cost	4,762	4,765
Loans receivable, net of allowance for loan losses of $4,576 and $4,667, respectively	461,491	391,307
Other real estate owned	1,168	1,168
Accrued interest receivable	2,722	2,484
Property and equipment, net	6,486	6,535
Deferred income taxes, net	2,874	2,874
Bank-owned life insurance	18,033	17,905
Other assets	1,561	2,814
Total assets	$727,148	$655,690

LIABILITIES
Deposits:
Non-interest bearing	$28,260	$27,010
Interest-bearing	506,441	438,512
Total deposits	534,701	465,522
FHLB Advances	103,000	103,000
Advances from borrowers for taxes and insurance	2,790	1,806
Accrued interest payable	398	396
Other liabilities	3,601	3,575
Total liabilities	644,490	574,299

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares, authorized, none issued	—	—
Common stock, $0.01 par value, authorized 40,000,000 shares authorized, issued and outstanding: 6,558,473 shares at December 31, 2015 and September 30, 2015	66	66
Additional paid in capital	60,387	60,365
Retained earnings	25,158	23,814
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,739)	(1,775)
Accumulated other comprehensive loss	(1,214)	(1,079)
Total shareholders’ equity	82,658	81,391
Total liabilities and shareholders’ equity	$727,148	$655,690

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(in thousands, except for per share data)	2015	2014
(unaudited)
Interest and Dividend Income
Loans, including fees	$4,545	$4,202
Investment securities, taxable	875	514
Investment securities, tax-exempt	195	37
Dividends, restricted stock	54	37
Interest-bearing cash accounts	18	23
Total Interest and Dividend Income	5,687	4,813
Interest Expense
Deposits	964	859
Borrowings	512	393
Total Interest Expense	1,476	1,252
Net interest income	4,211	3,561
Provision for Loan Losses	—	90
Net Interest Income after Provision for Loan Losses	4,211	3,471
Other Income
Service charges and other fees	211	270
Rental income-other	50	64
Net gains on sales of investments	131	26
Net gains on sale of loans	34	19
Earnings on bank-owned life insurance	132	132
Total Other Income	558	511
Other Expense
Salaries and employee benefits	1,499	1,728
Occupancy expense	423	424
Federal deposit insurance premium	200	167
Advertising	30	85
Data processing	297	302
Professional fees	400	343
Other real estate owned (income) expenses, net	(1)	(36)
Other operating expenses	577	648
Total Other Expense	3,425	3,661
Income before income tax expense	1,344	321
Income tax expense	—	—
Net Income	$1,344	$321

Basic Earnings Per Share	$0.21	$0.05
Dividends Declared Per Share	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2015	2014

Net Income	$1,344	$321
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding (losses) gains on available-for-sale securities	(482)	1,163
Tax effect	164	(395)
Net of tax amount	(318)	768
Reclassification adjustment for net gains arising during the period(1)	(131)	(26)
Tax effect	45	8
Net of tax amount	(86)	(18)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	2	—
Tax effect	(1)	—
Net of tax amount	1	—
Fair value adjustments on derivatives	403	—
Tax effect	(135)	—
Net of tax amount	268	—
Total other comprehensive (loss) income	(135)	750
Total comprehensive income	$1,209	$1,071

(1) Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share data)
Balance, October 1, 2014	$66	$60,317	$20,116	$(1,922)	$(1,805)	$76,772
Net Income	—	—	321	—	—	321
Other comprehensive income	—	—	—	—	750	750
Committed to be released ESOP shares (3.600 shares)	—	5	—	37	—	42
Balance, December 31, 2014	$66	$60,322	$20,437	$(1,885)	$(1,055)	$77,885

Balance, October 1, 2015	$66	$60,365	$23,814	$(1,775)	$(1,079)	$81,391
Net Income	—	—	1,344	—	—	1,344
Other comprehensive loss	—	—	—	—	(135)	(135)
Committed to be released ESOP shares (3,600 shares)	—	22	—	36	—	58
Balance, December 31, 2015	$66	$60,387	$25,158	$(1,739)	$(1,214)	$82,658

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$1,344	$321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	158	159
Provision for loan losses	—	90
Deferred income taxes benefit	(230)	(430)
ESOP expense	58	42
Amortization (accretion) of premiums and discounts on investment securities, net	328	(2,596)
Amortization of loan origination fees and costs	552	136
Amortization of mortgage service rights	13	20
Net gain on sale of investment securities available-for-sale	(131)	(26)
Net gain (loss) on sale of secondary market loans	34	(19)
Proceeds on sale of secondary market loans	1,441	982
Originations of secondary market loans	(1,475)	(963)
Gain on sale of other real estate owned	—	(53)
Write down of other real estate owned	—	19
Earnings on bank-owned life insurance	(132)	(132)
Increase in accrued interest receivable	(238)	(301)
Increase in accrued interest payable	2	102
Increase in other liabilities	129	671
(Increase) decrease in other assets	(424)	310
Net Cash Provided by (Used in) Operating Activities	1,429	(1,668)
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(2,115)	(57,169)
Sales	12,500	21,051
Maturities, calls and principal repayments	1,664	5,034
Investment securities held-to-maturity:
Maturities, calls and principal repayments	2,259	—
(Loan originations) and principal collections, net	(70,736)	2,459
Proceeds from sale of other real estate owned	—	503
Additions to mortgage servicing rights	—	(8)
Proceeds from death benefit of bank-owned life insurance	1,049	—
Net increase (decrease) in restricted stock	3	(302)
Purchases of property and equipment	(109)	(55)
Net Cash Used in Investing Activities	(55,485)	(28,487)
Cash Flows from Financing Activities
Net increase in deposits	69,179	27,672
Proceeds from long-term borrowings	15,000	30,000
Repayment of long-term borrowings	(15,000)	—
Increase in advances from borrowers for taxes and insurance	984	1,348
Net Cash Provided by Financing Activities	70,163	59,020
Net Increase in Cash and Cash Equivalents	16,107	28,865
Cash and Cash Equivalent – Beginning	40,263	19,187
Cash and Cash Equivalent – Ending	$56,370	$48,052
Supplementary Cash Flows Information
Interest paid	$1,474	$1,150

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The consolidated financial statements of Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”) include the accounts of the Company and its wholly-owned subsidiary, Malvern Federal Savings Bank ("Malvern Federal Savings" or the "Bank") and the Bank’s subsidiary, Strategic Asset Management Group, Inc. All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

The Bank is a federally chartered stock savings bank which was originally organized in 1887. The Bank operates from its headquarters in Paoli, Pennsylvania and through its seven full service financial center offices in Chester and Delaware Counties, Pennsylvania.

We continue to execute on our business plans and are positioning the Company to take advantage of the growth activity we are achieving in our markets, which includes our two new private banking / loan production offices in Villanova, PA and Morristown, New Jersey.

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

Note 2 – Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The FASB is issuing the amendments in this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (“GAAP”) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. ASU No. 2015-17 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Company has evaluated the standard and determined that it has no effect on the Company’s consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. As of December 31, 2015 and for the three months ended December 31, 2015 and 2014, the Company had not issued and did not have any outstanding CSEs.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
(in thousands, except for share data)	2015	2014

Net Income	$1,344	$321

Weighted average shares outstanding	6,558,473	6,558,473
Average unearned ESOP shares	(156,141)	(170,541)
Weighted average shares outstanding – basic	6,402,332	6,387,932

Earnings per share – basic	$0.21	$0.05

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Bell Rock Capital, LLC. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three months ended December 31, 2015 and 2014, there were 3,600 and 3,600 shares, respectively, committed to be released. At December 31, 2015, there were 154,365 unallocated shares and 104,853 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at December 31, 2015 and at September 30, 2015. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at December 31, 2015 and September 30, 2015.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$787	$—	$(8)	$779
State and municipal obligations	37,434	240	(140)	37,534
Single issuer trust preferred security	1,000	—	(151)	849
Corporate debt securities	65,030	—	(1,329)	63,701
	104,251	240	(1,628)	102,863
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	8,443	—	(218)	8,225
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	5,809	—	(130)	5,679
	14,252	—	(348)	13,904
Total	$118,503	$240	$(1,976)	$116,767
Investment Securities Held-to-Maturity:
U.S. government agencies	$13,301	$—	$(124)	$13,177
State and municipal obligations	10,013	34	(61)	9,986
Corporate debt securities	3,988	—	(117)	3,871
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	27,612	3	(718)	26,897
Total	$54,914	$37	$(1,020)	$53,931

Total investment securities	$173,417	$277	$(2,996)	$170,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$816	$—	$(1)	$815
State and municipal obligations	42,007	192	(116)	42,083
Single issuer trust preferred security	1,000	—	(150)	850
Corporate debt securities	70,874	34	(926)	69,982
	114,697	226	(1,193)	113,730
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	8,797	—	(105)	8,692
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	5,986	—	(54)	5,932
	14,783	—	(159)	14,624
Total	$129,480	$226	$(1,352)	$128,354
Investment Securities Held-to-Maturity:
U.S. government agencies	$14,301	$8	$(13)	$14,296
State and municipal obligations	10,075	23	(75)	10,023
Corporate debt securities	4,011	—	(55)	3,956
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	28,834	55	(339)	28,550
Total	$57,221	$86	$(482)	$56,825

Total investment securities	$186,701	$312	$(1,834)	$185,179

During the year ended September 30, 2015, the Company transferred at fair value approximately $57.5 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized loss at date of transfer amounted to $115,000 which is being amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of transfer. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

For the three months ended December 31, 2015, proceeds of available-for-sale investment securities sold amounted to approximately $12.5 million. Gross realized gains on investment securities sold amounted to approximately $131,000, while there were no gross realized losses for the period. For the three months ended December 31, 2014, proceeds of investment securities sold amounted to approximately $21.1 million. Gross realized gains on investment securities sold amounted to approximately $99,000, while gross realized losses amounted to approximately $73,000, for the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015 and September 30, 2015:

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$779	$(8)	$779	$(8)
State and municipal obligations	14,727	(140)	—	—	14,727	(140)
Single issuer trust preferred security	—	—	849	(151)	849	(151)
Corporate debt securities	63,702	(1,329)	—	—	63,702	(1,329)
Mortgage-backed securities:
FNMA, fixed-rate	5,141	(125)	3,085	(93)	8,226	(218)
FHLMC, fixed-rate	3,152	(72)	2,527	(58)	5,679	(130)
Total	$86,722	$(1,666)	$7,240	$(310)	$93,962	$(1,976)
Investment Securities Held-to-Maturity:
U.S. government agencies	13,178	(124)	—	—	13,178	(124)
State and municipal obligations	8,001	(61)	—	—	8,001	(61)
Corporate debt securities	3,871	(117)	—	—	3,871	(117)
Mortgage-backed securities:
CMO, fixed-rate	25,952	(718)	—	—	25,952	(718)
Total	51,002	(1,020)	—	—	51,002	(1,020)
Total investment securities	$137,724	$(2,686)	$7,240	$(310)	$144,964	$(2,996)

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$815	$(1)	$815	$(1)
State and municipal obligations	18,223	(116)	—	—	18,223	(116)
Single issuer trust preferred security	—	—	850	(150)	850	(150)
Corporate debt securities	58,064	(926)	—	—	58,064	(926)
Mortgage-backed securities:
FNMA, fixed-rate	5,459	(53)	3,233	(52)	8,692	(105)
FHLMC, fixed-rate	3,280	(25)	2,652	(29)	5,932	(54)
Total	$85,026	$(1,120)	$7,550	$(232)	$92,576	$(1,352)
Investment Securities Held-to-Maturity:
U.S. government agencies	4,792	(13)	—	—	4,792	(13)
State and municipal obligations	6,917	(75)	—	—	6,917	(75)
Corporate debt securities	3,957	(55)	—	—	3,957	(55)
Mortgage-backed securities:
CMO, fixed-rate	22,734	(339)	—	—	22,734	(339)
Total	38,400	(482)	—	—	38,400	(482)
Total investment securities	$123,426	$(1,602)	$7,550	$(232)	$130,976	$(1,834)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

As of December 31, 2015, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2015, the Company held 15 U.S. government agency securities, 19 municipal bonds, 30 corporate securities, 45 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2015 represents other-than-temporary impairment.

At December 31, 2015 and September 30, 2015 the Company had no securities pledged to secure public deposits.

The following table presents information for investment securities at December 31, 2015, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	14,170	14,011
Due after five years through ten years	72,047	70,893
Due after ten years	32,286	31,863
Total	$118,503	$116,767
Investment Securities Held-to-Maturity:
Due after one year through five years	$13,301	$13,177
Due after five years through ten years	5,939	5,856
Due after ten years	35,674	34,898
Total	$54,914	$53,931

Total investment securities	$173,417	$170,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31,	September 30,
	2015	2015
	(in thousands)
Residential mortgage	$211,302	$214,958
Construction and Development:
Residential and commercial	6,007	5,677
Land	6,804	2,142
Total Construction and Development	12,811	7,819
Commercial:
Commercial real estate	142,981	87,686
Multi-family	10,549	7,444
Other	25,975	13,380
Total Commercial	179,505	108,510
Consumer:
Home equity lines of credit	23,207	22,919
Second mortgages	35,533	37,633
Other	2,299	2,359
Total Consumer	61,039	62,911
Total loans	464,657	394,198
Deferred loan fees and cost, net	1,410	1,776
Allowance for loan losses	(4,576)	(4,667)
Total loans receivable, net	$461,491	$391,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2015 and September 30, 2015.  Activity in the allowance is presented for the three months ended December 31, 2015 and 2014 and the year ended September 30, 2015, respectively.

	Three Months Ended December 31, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	-	-	(98)	-	-	-	(197)	-	-	(304)
Recoveries	-	188	-	2	-	1	-	21	1	-	213
Provisions	(180)	(172)	71	702	(11)	58	(11)	75	(7)	(525)	-
Ending Balance	$1,297	$46	$106	$1,841	$93	$167	$128	$660	$18	$220	$4,576
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,297	$46	$106	$1,841	$93	$167	$128	$660	$18	$220	$4,576

Loans receivable:
Ending balance	$211,302	$6,007	$6,804	$142,981	$10,549	$25,975	$23,207	$35,533	$2,299		$464,657
Ending balance: individually evaluated for impairment	$609	$121	$-	$1,475	$-	$-	$20	$154	$-		$2,379
Ending balance: collectively evaluated for impairment	$210,693	$5,886	$6,804	$141,506	$10,549	$25,975	$23,187	$35,379	$2,299		$462,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Three Months Ended December 31, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(31)	(17)	-	(97)
Recoveries	1	-	-	2	-	1	-	12	2	-	18
Provisions	(25)	73	(13)	(120)	123	(2)	(14)	(98)	21	145	90
Ending Balance	$1,648	$363	$-	$1,082	$152	$49	$154	$916	$29	$207	$4,600
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,648	$363	$-	$1,082	$152	$49	$154	$916	$29	$207	$4,600

Loans receivable:
Ending balance	$229,507	$6,039	$-	$67,274	$5,450	$5,603	$24,430	$45,051	$2,675		$386,029
Ending balance: individually evaluated for impairment	$962	$143	$-	$609	$-	$898	$20	$708	$-		$3,340
Ending balance: collectively evaluated for impairment	$228,545	$5,896	$-	$66,665	$5,450	$4,705	$24,410	$44,343	$2,675		$382,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Year Ended September 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(138)	(34)	-	(221)
Recoveries	17	98	-	9	-	3	2	69	11	-	209
Provisions	(203)	(358)	22	26	75	55	(31)	(203)	24	683	90
Ending Balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667

Loans receivable:
Ending balance	$214,958	$5,677	$2,142	$87,686	$7,444	$13,380	$22,919	$37,633	$2,359		$394,198
Ending balance: individually evaluated for impairment	$599	$121	$-	$1,571	$-	$-	$20	$179	$-		$2,490
Ending balance: collectively evaluated for impairment	$214,359	$5,556	$2,142	$86,115	$7,444	$13,380	$22,899	$37,454	$2,359		$391,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2015 and September 30, 2015.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
December 31, 2015:
Residential mortgage	$—	$—	$609	$609	$723
Construction and Development:
Residential and commercial	—	—	121	121	253
Commercial:
Commercial real estate	—	—	1,475	1,475	1,658
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	—	—	154	154	320
Total impaired loans	$—	$—	$2,379	$2,379	$2,990
September 30, 2015:
Residential mortgage	$—	$—	$599	$599	$696
Construction and Development:
Residential and commercial	—	—	121	121	253
Commercial:	—	—
Commercial real estate	—	—	1,571	1,571	1,807
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	—	—	179	179	342
Total impaired loans	$—	$—	$2,490	$2,490	$3,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three months ended December 31, 2015 and 2014.

	Three Months Ended December 31, 2015
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$586	$—
Construction and Development:
Residential and commercial	121	1
Commercial:
Commercial real estate	1,536	55
Consumer:
Home equity lines of credit	20	—
Second mortgages	189	—
Total	$2,452	$56

	Three Months Ended December 31, 2014
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$918	$—
Construction and Development:
Residential and commercial	179	1
Commercial:
Commercial real estate	523	—
Other	899	12
Consumer:
Home equity lines of credit	35	—
Second mortgages	729	—
Total	$3,283	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2015 and September 30, 2015.

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$210,324	$128	$850	$—	$211,302
Construction and Development:
Residential and commercial	5,886	—	121	—	6,007
Land	6,804	—	—	—	6,804
Commercial:
Commercial real estate	133,865	4,557	4,559	—	142,981
Multi-family	10,276	273	—	—	10,549
Other	24,985	269	721	—	25,975
Consumer:
Home equity lines of credit	23,087	—	120	—	23,207
Second mortgages	34,727	132	674	—	35,533
Other	2,285	14	—	—	2,299
Total	$452,239	$5,373	$7,045	$—	$464,657

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$214,146	$130	$682	$—	$214,958
Construction and Development:
Residential and commercial	5,450	106	121	—	5,677
Land	2,142	—	—	—	2,142
Commercial:
Commercial real estate	78,207	4,791	4,688	—	87,686
Multi-family	7,166	278	—	—	7,444
Other	12,387	272	721	—	13,380
Consumer:
Home equity lines of credit	22,801	—	118	—	22,919
Second mortgages	36,834	133	666	—	37,633
Other	2,345	14	—	—	2,359
Total	$381,478	$5,724	$6,996	$—	$394,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31,	September 30,
	2015	2015
	(in thousands)
Residential mortgage	$609	$599
Construction and Development:
Residential and commercial	12	12
Commercial:
Commercial real estate	—	589
Consumer:
Home equity lines of credit	20	20
Second mortgages	154	179
Total non-accrual loans	$795	$1,399

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $9,000 and $29,000 for the three months ended December 31, 2015 and 2014, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2015 or September 30, 2015.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2015 and September 30, 2015.

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(In thousands)
December 31, 2015:
Residential mortgage	$206,109	$4,313	$271	$609	$5,193	$211,302
Construction and Development:
Residential and commercial	5,995	—	—	12	12	6,007
Land	6,804	—	—	—	—	6,804
Commercial:
Commercial real estate	141,309	277	1,395	—	1,672	142,981
Multi-family	10,549	—	—	—	—	10,549
Other	25,895	—	80	—	80	25,975
Consumer:
Home equity lines of credit	23,060	127	—	20	147	23,207
Second mortgages	34,453	482	444	154	1,080	35,533
Other	2,284	10	5	—	15	2,299
Total	$456,458	$5,209	$2,195	$795	$8,199	$464,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

September 30, 2015:
Residential mortgage	$213,253	$913	$193	$599	$1,705	$214,958
Construction and Development:
Residential and Commercial	5,665	—	—	12	12	5,677
Land	2,142	—	—	—	—	2,142
Commercial:
Commercial real estate	86,119	485	493	589	1,567	87,686
Multi-family	7,444	—	—	—	—	7,444
Other	13,380	—	—	—	—	13,380
Consumer:
Home equity lines of credit	22,899	—	—	20	20	22,919
Second mortgages	37,010	345	99	179	623	37,633
Other	2,329	30	—	—	30	2,359
Total	$390,241	$1,773	$785	$1,399	$3,957	$394,198

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

 The Company had five loans classified as TDRs with an aggregate outstanding balance of $1.6 million at December 31, 2015 and September 30, 2015, respectively. At December 31, 2015, these loans were also classified as impaired. All of the TDR loans continue to perform under the restructured terms through December 31, 2015 and we continued to accrue interest on such loan through such date. Two commercial loans to one borrower, with an aggregate balance of $492,000 were returned to accruing status at December 31, 2015. At September 30, 2015, these two commercial loans to one borrower with a balance of $492,000 were non-accruing. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $987,000 and $1.2 million of residential real estate properties in the process of foreclosure at December 31, 2015 and September 30, 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents our TDR loans as of December 31, 2015 and September 30, 2015.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
At December 31, 2015:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	4	1,475	—	—
Total	5	$1,584	—	$—
At September 30, 2015:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	4	1,474	2	982
Total	5	$1,583	2	$982

The following table reports the performing status all of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	December 31, 2015		September 30, 2015
	Performing	Non-Performing	Performing	Non-Performing
	(in thousands)
Construction and Development:
Residential and commercial	$109	$—	$109	$—
Commercial:
Commercial real estate	1,475	—	982	492
Total	$1,584	$—	$1,091	$492

There was no new TDR activity for the three months ended December 31, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). The Office of the Comptroller of the Currency recently advised the Bank that, as of January 21, 2016, it no longer is required to satisfy the individual minimum capital ratios (“IMCRs”) previously imposed.

Management believes, as of December 31, 2015, that the Bank met all capital adequacy requirements to which it was subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2015:
Core Capital (to adjusted tangible assets)	$70,435	10.43%	$	≥27,003	4.00%	$	≥33,753	5.00%
Common equity Tier 1(to risk-weighted assets)	70,435	13.94		≥22,743	4.50		≥32,850	6.50
Tier 1 Capital (to risk-weighted assets)	70,435	13.94		≥30,323	6.00		≥40,431	8.00
Total risk-based Capital (to risk-weighted assets)	75,072	14.85		≥40,431	8.00		≥50,539	10.00
As of September 30, 2015:
Core Capital (to adjusted tangible assets)	$69,030	10.80%	$	≥25,573	4.00%	$	≥31,966	5.00%
Common equity Tier 1(to risk-weighted assets)	69,030	15.90		≥19,538	4.50		≥28,222	6.50
Tier 1 Capital (to risk-weighted assets)	69,030	15.90		≥26,051	6.00		≥34,734	8.00
Total risk-based Capital (to risk-weighted assets)	73,759	16.99		≥34,734	8.00		≥43,418	10.00

Note 8 – Derivatives and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At December 31, 2015, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $144,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2015 and September 30, 2015:

	December 31, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$103	Other liabilities	August 3, 2020

	September 30, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$348	Other liabilities	August 3, 2020

The table below presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidate Statements of Income relating to the cash flow derivative instruments for the three months ended December 31, 2015. There were no derivatives held by the Company at or for the three months ended December 31, 2014.

	For the Three Months Ended December 31, 2015
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(In thousands)
Interest Rate Contracts	$152	$(56)	$—

The company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

At December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $140,000. As of December 31, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $600,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

At September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $195,000. At September 30, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $600,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 9 - Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements  – (continued)

FASB ASC Topic 825 “Financial Instruments” provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at December 31, 2015 or September 30, 2015.

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$779	$—	$779	$—
State and municipal obligations	37,534	—	37,534	—
Single issuer trust preferred security	849	—	849	—
Corporate debt securities	63,701	—	63,701	—
Total investment securities available-for-sale	102,863	—	102,863	—
Mortgage-backed securities available-for-sale:
FNMA, fixed-rate	8,225	—	8,225	—
FHLMC, fixed-rate	5,679	—	5,679	—
Total mortgage-backed securities available-for-sale	13,904	—	13,904	—
Total investments securities available for sale	$116,767	$—	$116,767	$—

Liabilities:
Derivative instruments	$103	$—	$103	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

	September 30, 2015
	Total	Level 1	Level 2	Level 3
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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2015 and September 30, 2015:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans(1) (2)	$21	$—	$—	$21
Total	$21	$—	$—	$21

	December 31, 2015
	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Impaired loans(1) (2)	$21	Appraisal of collateral(3)	Collateral discounts(4)	28%/(0.4%)
Total	$21

(1) At December 31, 2015, consisted of one loan with an aggregate balance of $21,000 and there was no specific loan loss allowance.

(2) Includes assets directly charged-down to fair value during the year-to-date period.

(3) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.

(4) Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

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

The following table shows active information regarding significant techniques and inputs used at December 31, 2015 and September 30, 2015 for measures in a non-recurring basis using unobservable inputs (Level 2):

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Method or Value as of December 31, 2015
	(in thousands)
Mortgage servicing rights	$—	Discounted rate	Discount rate	11.00 − 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.22%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	$6.25	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Method or Value as of September 30, 2015
	(in thousands)
Mortgage servicing rights	$30	Discounted rate	Discount rate	11.00 − 12.00%	Rate used through modeling period
			Loan prepayment speeds	14.73%	Weighted-average CPR
			Servicing fees	0.25%	Of loan balance
			Servicing costs	$6.25	Monthly servicing cost per account
				$300 − 500	Additional monthly servicing cost per loan on loans more than 30 days delinquent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and September 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2015 and September 30, 2015 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of December 31, 2015 or September 30, 2015.

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

Note 9 - Fair Value Measurements  – (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2015 and September 30, 2015 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2015:
Financial assets:
Cash and cash equivalents	$56,370	$56,370	$56,370	$—	$—
Investment securities available-for-sale	116,767	116,767	—	116,767	—
Investment securities held-to-maturity	54,914	53,931	—	53,931	—
Loans receivable, net	461,491	469,133	—	—	469,133
Accrued interest receivable	2,722	2,722	—	2,722	—
Restricted stock	4,762	4,762	—	4,762	—
Mortgage servicing rights (included in Other Assets)	388	417	—	417	—
Financial liabilities:
Savings accounts	45,312	45,312	—	45,312	—
Checking and NOW accounts	114,268	114,268	—	114,268	—
Money market accounts	133,608	133,608	—	133,608	—
Certificates of deposit	241,513	243,812	—	243,812	—
FHLB advances	103,000	103,839	—	103,839	—
Derivatives	103	103	—	103	—
Accrued interest payable	398	398	—	398	—

September 30, 2015:
Financial assets:
Cash and cash equivalents	$40,263	$40,263	$40,263	$—	$—
Investment securities available-for-sale	128,354	128,354	—	128,354	—
Investment securities held-to-maturity	57,221	56,825	—	56,825	—
Loans receivable, net	391,307	400,305	—	—	400,305
Accrued interest receivable	2,484	2,484	—	2,484	—
Restricted stock	4,765	4,765	—	4,765	—
Mortgage servicing rights	401	416	—	416	—
Financial liabilities:
Savings accounts	45,189	45,189	—	45,189
Checking and NOW accounts	109,907	109,907	—	109,907	—
Money market accounts	108,706	108,706	—	108,706	—
Certificates of deposit	201,720	203,257	—	203,257	—
FHLB advances	103,000	104,889	—	104,889	—
Derivatives	348	348	—	348	—
Accrued interest payable	396	396	—	396	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

Deferred income taxes at December 31, 2015 and September 30, 2015 were as follows:

	December 31,	September 30,
	2015	2015
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available-for-sale	$590	$383
Allowance for loan losses	2,985	2,985
Non-accrual interest	86	98
Write-down of real estate owned	106	106
Alternative minimum tax (AMT) credit carryover	147	128
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	409	455
Charitable contributions	49	36
Depreciation	—	205
Federal net operating loss	5,985	6,375
Other	382	338
Total Deferred Tax Assets	11,076	11,446
Valuation allowance for DTA	(7,824)	(8,043)
Total Deferred Tax Assets, Net of Valuation Allowance	3,252	3,403
Deferred Tax Liabilities:
State net operating income	—	(187)
Depreciation	(11)	—
Mortgage servicing rights	(132)	(136)
Other	(235)	(206)
Total Deferred Tax Liabilities	(378)	(529)
Deferred Tax Assets, Net	$2,874	$2,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) included in shareholders’ equity are as follows:

	December 31,	September 30,
	2015	2015
	(in thousands)
Net unrealized holding losses on available-for-sale securities	$(1,736)	$(1,011)
Tax effect	590	344
Net of tax amount	(1,146)	(667)

Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	—	(115)
Tax effect	—	39
Net of tax amount	—	(76)

Fair value adjustments on derivatives	(103)	(348)
Tax effect	35	12
Net of tax amount	(68)	(336)

Total accumulated other comprehensive loss	$(1,214)	$(1,079)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(482)	$1,163

Net realized gain on securities available-for-sale	(131)	(26)

Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	2	—

Fair value adjustments on derivatives	403	—

Other comprehensive (loss) income before taxes	(208)	1,137
Tax effect	73	(387)
Total comprehensive (loss) income	$(135)	$750

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2015 and September 30, 2015. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Malvern Bancorp, Inc., a Pennsylvania corporation, and the term the “Bank” refers to Malvern Federal Savings Bank, a federally chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, other real estate owned, fair value measurements, deferred tax assets, the other-than-temporary impairment evaluation of securities and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at December 31, 2015 was appropriate under GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2015, the Company had $21,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.9 million at December 31, 2015 and at September 30, 2015. In evaluating the need for a valuation allowance, we estimated our viable tax planning strategies that we could employ so that the asset would not go unused. We feel that the DTA balance of $2.9 million as of December 31, 2015 is appropriate since it is the amount of such estimated tax planning strategies. Our total deferred tax assets decreased to $11.1 million at December 31, 2015 compared to $11.4 million at September 30, 2015. Our DTA valuation allowance amounted to $7.8 million at December 31, 2015 compared to $8.0 million at September 30, 2015. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance.

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

Derivatives. The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. The Company primarily uses interest rate swaps as part of its interest rate risk management strategy.

Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The significant assumptions used in the models, which include assumptions for interest rates, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income.

Earnings

Net income available to common shareholders for the three months ended December 31, 2015 amounted to $1.3 million compared to net income of $321,000 for the comparable three-month period ended December 31, 2014. The Company recorded earnings per common share of $0.21 for the three months ended December 31, 2015 as compared with earnings of $0.05 per common share for the same three months in fiscal 2015. The annualized return on average assets was 0.79 percent for the three months ended December 31, 2015, compared to annualized return on average assets of 0.22 percent for three months ended December 31, 2014. The annualized return on average shareholders’ equity was 6.55 percent for the three-month period ended December 31, 2015, compared to 1.65 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2014.

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

Net Interest Income (tax-equivalent basis)

	Three Months Ended December 31,
			Increase	Percent
(dollars in thousands)	2015	2014	(Decrease)	Change
Interest income:
Loans, including fees	$4,553	$4,203	$350	8.33%
Investment securities	1,136	564	572	101.42
Dividends, restricted stock	54	37	17	45.95
Interest-bearing cash accounts	18	23	(5)	(21.74)
Total interest income	5,761	4,827	934	19.35
Interest expense:
Deposits	964	859	105	12.22
Borrowings	512	393	119	30.28
Total interest expense	1,476	1,252	224	17.89
Net interest income on a fully tax-equivalent basis	4,285	3,575	710	19.86
Tax-equivalent adjustment (1)	(74)	(14)	(60)	428.57
Net interest income, as reported under GAAP	$4,211	$3,561	$650	18.25%

(1) Computed using a federal income tax rate of 34 percent for the three months ended December 31, 2015 and 2014.

Net interest income on a fully tax-equivalent basis increased $710,000 or 19.9 percent to $4.3 million for the three months ended December 31, 2015 as compared to the same period in fiscal 2015. For the three months ended December 31, 2015, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis increased 11 basis points to 2.72 percent from 2.61 percent during the three months ended December 31, 2014. For the three months ended December 31, 2015, an increase in the average yield on interest-earning assets of 14 basis points together with a decrease of two basis points in the average cost of interest-bearing liabilities, resulted in an increase in the Company’s net interest spread of 16 basis points for the period. Net interest margin growth during the first quarter of fiscal 2016 occurred primarily as result of healthy levels of cash, which is a positive trend to generate funding for increased loan originations.

For the three-month period ended December 31, 2015, total interest income on a tax-equivalent basis increased by $934,000 or 19.4 percent, to $5.8 million, compared to the same three-month period in fiscal 2015. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio and investment securities. The average balance of the loan portfolio increased by $31.1 million, to $420.6 million, from an average of $389.5 million in the same quarter in fiscal 2015, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 66.8 percent of average interest-earning assets during the first quarter of fiscal 2016 compared to 71.0 percent in the same quarter in fiscal 2015. Average investment securities volume increased during the current three-month period by $65.9 million, to $180.0 million, compared to the first quarter of fiscal 2015.

For the three months ended December 31, 2015, interest expense increased $224,000, or 17.9 percent, to $1.5 million, compared to the same three-month period in fiscal 2015. The average rate of total interest-bearing liabilities decreased two basis points to 1.05 percent for the three months ended December 31, 2015, from 1.07 percent for the three months ended December 31, 2014. At the same time, the average balance of total interest-bearing liabilities increased by $97.8 million. This increase primarily reflects an increase in the average balance of borrowings of $30.1 million and a $56.9 million increase in the average balance of money market accounts.  For the three months ended December 31, 2015, the Company’s net interest spread on a tax-equivalent basis increased to 2.61 percent, from 2.45 percent for the three months ended December 31, 2014.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31, 2015 and 2014 Increase (Decrease) Due to Changes in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$1,342	$(992)	$350
Investment securities	1,304	(732)	572
Interest-bearing cash accounts	(37)	32	(5)
Dividends, restricted stock	40	(23)	17
Total interest-earning assets	2,649	(1,715)	934
Interest-bearing liabilities:
Money market deposits	165	(45)	120
Savings deposits	1	(2)	(1)
Certificates of deposit	144	(161)	(17)
Other interest-bearing deposits	1	2	3
Total interest-bearing deposits	311	(206)	105
Borrowings	649	(530)	119
Total interest-bearing liabilities	960	(736)	224
Change in net interest income	$1,689	$(979)	$710

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

	Three Months Ended December 31,
	2015			2014
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$420,601	$4,553	4.33%	$389,544	$4,203	4.32%
Investment securities	179,979	1,136	2.52	114,129	564	1.98
Interest-bearing cash accounts	24,342	18	0.30	41,315	23	0.22
Dividends, restricted stock	4,763	54	4.53	3,754	37	3.94
Total interest-earning assets	629,685	5,761	3.66	548,742	4,827	3.52
Non interest-earning assets:
Cash and due from banks	24,040			1,162
Bank-owned life insurance	17,969			18,331
Other assets	14,336			13,214
Allowance for loan losses	(4,662)			(4,600)
Total non interest-earning assets	51,683			28,107
Total assets	$681,368			$576,849
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$118,126	$165	0.56%	$61,192	$45	0.29%
Savings deposits	45,736	6	0.05	44,865	7	0.06
Certificates of deposit	212,425	769	1.45	203,104	786	1.55
Other interest-bearing deposits	84,712	24	0.11	84,064	21	0.10
Total interest-bearing deposits	460,999	964	0.84	393,225	859	0.87
Borrowings	102,998	512	1.99	72,945	393	2.16
Total interest-bearing liabilities	563,997	1,476	1.05	466,170	1,252	1.07
Non interest-bearing liabilities:
Demand deposits	28,604			26,770
Other liabilities	6,688			6,151
Total non interest-bearing liabilities	35,292			32,921
Shareholders’ equity	82,079			77,758
Total liabilities and shareholders’ equity	$681,368			$576,849
Net interest income (tax equivalent basis)		4,285			3,575
Net interest spread			2.61%			2.45%
Net interest margin (tax equivalent basis)			2.72%			2.61%
Tax equivalent effect			0.05%			0.01%
Net interest margin on a GAAP basis			2.67%			2.60%
Tax-equivalent adjustment (2)		(74)			(14)
Net interest income		$4,211			$3,561

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended December 31, 2015 and 2014.

Investment Portfolio

At December 31, 2015, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate securities, trust preferred securities, asset backed securities and equity securities.

During the three months ended December 31, 2015, approximately $12.5 million in investment securities were sold from the Company’s available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund new loan volume. The Company’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, the Company has been actively reviewing its investments and has engaged in certain transactions in its investment securities in its efforts to protect itself from undue interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company determines to sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended December 31, 2015, the average balance of our investment securities increased $65.9 million to approximately $180.0 million, or 28.6 percent of average interest-earning assets, from $114.1 million on average, or 20.8 percent of average interest-earning assets, for the comparable period in fiscal 2015.

During the three-month period ended December 31, 2015, the volume-related factors applicable to the investment portfolio increased interest income by approximately $1.3 million while rate-related changes resulted in a decrease in interest income of approximately $732,000 from the same period in fiscal 2015. The tax-equivalent yield on investments increased by 54 basis points to 2.52 percent for the three-month period ended December 31, 2015 as compared to the three-month period ended December 31, 2014 at 1.98 percent.

At December 31, 2015, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in shareholders’ equity, net of tax, amounted to $1.4 million as compared with net unrealized losses of $743,000 at September 30, 2015. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company seeks to create growth in commercial lending by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area, which includes our two new private banking / loan production offices in Villanova, PA and Morristown, New Jersey. Products offered are designed to meet the financial requirements of the Company’s customers. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

At December 31, 2015, total gross loans amounted to $464.7 million, an increase of $70.5 million or 17.9 percent as compared to September 30, 2015. For the three-month period ended December 31, 2015, an increase of $71.0 million in commercial loans and a $5.0 million increase in construction and development loans were partially offset by a $3.6 million decrease in residential mortgage loans and a $1.9 million reduction in consumer loans at December 31, 2015 as compared to September 30, 2015.Total gross loans recorded in the quarter included $115.5 million of new loans and advances, which was partially offset by payoffs and principal payments of $45.0 million.

At December 31, 2015, the Company had $85.2 million in outstanding loan commitments which are expected to close and be funded during the quarter ending March 31, 2016.

The average balance of our total loans increased $31.1 million or 8.0 percent for the three months ended December 31, 2015 as compared to the same period in fiscal 2015, while the average yield on loans increased by one basis point as compared with the same period in fiscal 2015. The increase in average total loan volume and average yield on loan was due primarily to increased loan originations. The volume-related factors during the period contributed increased interest income of $1.3 million, while the rate-related changes decreased interest income by $992,000.

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

At December 31, 2015, the level of the allowance was $4.6 million compared to $4.7 million at September 30, 2015. The allowance for loan losses as a percentage of total loans amounted to 0.98 percent at December 31, 2015 compared to 1.18 percent at September 30, 2015. There were no provisions to the allowance for the three-month period ended December 31, 2015 compared to $90,000 for the same period in fiscal 2015. The net charge-offs were $91,000 for the three months ended December 31, 2015 compared to $79,000 in net charge-offs for the three months ended December 31, 2014.

Provision expense was lower during the quarter ended December 31, 2015 due to a decline in historical charge-off history during the quarter ended December 31, 2015 and the unallocated portion of the reserve which had been building over the last several quarters.  This was driven by the improved credit quality in the portfolio and lag in the closing of loan volume from the business pipelines.  However, given the loan activity that closed in the quarter, recent loan growth and anticipated loan growth in subsequent quarters, the Company expects to lower the unallocated component of the allowance and incur charges to provision expense in future periods to raise the allowance for loan losses commensurate with loan growth and other risk factors.

The level of the allowance for the respective periods of fiscal 2016 and fiscal 2015 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at December 31, 2015 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Balance at beginning of period	$4,667	$4,589
Provision for loan losses	—	90
Charge-offs:
Residential mortgage	9	—
Construction and Development:
Residential and commercial	—	1
Commercial:
Commercial real estate	98	48
Consumer:
Home equity lines of credit	—	—
Second mortgages	197	31
Other	—	17
Total charge-offs	304	97
Recoveries:
Residential mortgage	—	1
Construction and Development:
Residential and commercial	188	—
Commercial:
Commercial real estate	2	2
Other	1	1
Consumer:
Second mortgages	21	12
Other	1	2
Total recoveries	213	18
Net charge-offs	91	79
Balance at end of period	$4,576	$4,600
Ratios:
Ratio of allowance for loan losses to non-accrual loans in portfolio	575.60%	197.09%
Ratio of net charge-offs to average loans outstanding in portfolio(1)	0.08%	0.08%
Ratio of net charge-offs to total allowance for loan losses(1)	8.00%	6.87%

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

Non-Performing Assets and Troubled Debt Restructured Loans

 Non-performing loans include non-accrual loans and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as long as they are performing in accordance with their restructured terms, are not included within the Company’s non-performing loans.

 The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	December 31, 2015	September 30, 2015
	(in thousands)
Non-accrual loans	$795	$1,399
Accruing loans past due 90 days or more	—	—
Total non-performing loans	795	1,399
Other real estate owned	1,168	1,168
Total non-performing assets	$1,963	$2,567

Troubled debt restructured loans — performing	$1,584	$1,091

At December 31, 2015, non-performing assets totaled $2.0 million, or 0.27 percent of total assets, as compared with $2.6 million, or 0.39 percent, at September 30, 2015 and $3.8 million, or 0.63 percent, at December 31, 2014. Non-performing assets decreased by $604,000 at December 31, 2015 from September 30, 2015. The decrease was attributable to two commercial loans to one borrower with an outstanding balance of approximately $493,000, were returned to accruing status during the first quarter of fiscal 2016, as well as, $117,000 in charge-offs, payments of $17,000, offset in part by the addition of one single residential loans (totaling approximately $21,000) into non-accrual status.

The Company held $1.2 million in other real estate owned at December 31, 2015 and September 30, 2015, respectively.

Troubled debt restructured loans totaled $1.6 million at December 31, 2015 and at September 30, 2015. A total of $1.6 and $1.1 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at December 31, 2015 and September 30, 2015, respectively. At December 31, 2015, all troubled debt restructured loans were deemed performing, while $492,000 in troubled debt restructured loans were deemed non-performing at September 30, 2015.

Overall credit quality in the Bank’s loan portfolio at December 31, 2015 remained relatively strong. Non-performing loans amounted to $795,000 and $1.4 million at December 31, 2015 and September 30, 2015, respectively. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of December 31, 2015 have been identified and internally risk-rated as assets specially mentioned or substandard. Special mention loans were $5.4 million and $5.7 million at December 31, 2015 and September 30, 2015, respectively. The decrease in special mention loans was attributable to principal payments made during the three months ended December 31, 2015. Substandard loans were $7.0 million at December 31, 2015 and September 30, 2015. The change was minimal from September 30, 2015 to December 31, 2015, three loans previously designated as management attention loans were classified as substandard loans with an aggregate balance of $236,000 during the three months ended December 31, 2015. One new loan with a balance of $21,000 at December 31, 2015, was classified as a substandard loan. Additionally, four substandard loans with an aggregate balance of $223,000 were fully charged-off during the first quarter of fiscal 2016. Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At December 31, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
(dollars in thousands)	2015	2014	(Decrease)	Change
Service charges and other fees	$211	$270	$(59)	(21.85)%
Rental income-other	50	64	(14)	(21.88)
Gain on sale of investments, net	131	26	105	403.85
Gain on sale of loans, net	34	19	15	78.95
Earnings on bank-owned life insurance	132	132	—	—
Total other income	$558	$511	$47	9.20%

For the three months ended December 31, 2015, total other income amounted to $558,000, compared to total other income of $511,000 for the same period in fiscal 2015. The increase of $47,000 for the three months ended December 31, 2015 was primarily the result of $131,000 in net gains on sales of investment securities compared to $26,000 in net gain on sales of investment securities for the same period in fiscal 2015. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $427,000 for the three months ended December 31, 2015, compared to $485,000 for the three months ended December 31, 2014. The change in other income in the first quarter of fiscal 2016 when compared to the first quarter of fiscal 2015 (excluding securities gains) was primarily from a decrease in service charges of $59,000 and a decrease in rental income of $14,000.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
(dollars in thousands)	2015	2014	(Decrease)	Change
Salaries and employee benefits	$1,499	$1,728	$(229)	(13.25)%
Occupancy expense	423	424	(1)	(0.24)
Federal deposit insurance premium	200	167	33	19.76
Advertising	30	85	(55)	(64.71)
Data processing	297	302	(5)	(1.66)
Professional fees	400	343	57	16.62
Other real estate owned (recovery)/expense, net	(1)	(36)	35	97.22
Other operating expenses	577	648	(71)	(10.96)
Total other expense	$3,425	$3,661	$(236)	(6.45)%

For the three months ended December 31, 2015, total other expense decreased $236,000, or 6.5 percent, from the comparable three months ended December 31, 2014. This was primarily attributable to a decrease in salaries and employee benefits of $229,000 in the fiscal 2016 period, which primarily reflected workforce reductions. Full-time equivalent staffing levels were 77 at December 31, 2015 and 84 at December 31, 2014.

Occupancy expense for the three month ended December 31, 2015 decreased $1,000 compared to the comparable quarter of fiscal 2015.

Advertising for the three months ended December 31, 2015 decreased $55,000, or 64.7 percent compared to the comparable quarter of fiscal 2015.

Other operating expense for the three months ended December 31, 2015 decreased $71,000, or 11.0 percent, compared to the same quarter of fiscal 2015.  The decrease was primarily due to a $68,000 decrease in other operating expense, a $12,000 decrease in director compensation, a $16,000 decrease in expenses related to education, subscriptions and dues and a $17,000 decrease associated with annual credit review such as appraisals and searches. The decreases were partially offset by increases of $30,000 in business expenses related to entertainment and meals and a $14,000 increase in item processing expense.

Federal deposit insurance premium for the three months ended December 31, 2015 increased $33,000, or 19.8 percent compared to the comparable quarter of fiscal 2015.

Professional fee expense for the three months ended December 31, 2015 increased $57,000, or 16.6 percent compared to the comparable quarter of fiscal 2015, primarily reflecting higher expenses related to loan review and administration.

Provision for Income Taxes

For the quarter ended December 31, 2015 and 2014, the Company recorded no income tax expense. The effective tax rates for the quarterly periods ended December 31, 2015 and 2014 was 0.0 percent.

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

At December 31, 2015, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.45:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2016, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At December 31, 2015, the Company had $56.4 million in cash and cash equivalent compared to $40.3 million at September 30, 2015. In addition, our available for sale investment securities amounted to $116.8 million at December 31, 2015 and $128.4 million at September 30, 2015.

Deposits

Total deposits increased to $534.7 million at December 31, 2015 from $465.5 million at September 30, 2015. Deposit growth in both periods is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $438.5 million at September 30, 2015 to $506.4 million at December 31, 2015, an increase of $67.9 million or 15.5 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $27.3 million to a total of $352.0 million at December 31, 2015 as compared to $324.7 million at September 30, 2015. Time deposits $100,000 and over increased $40.6 million as compared to September 30, 2015 primarily due to increase in certificates of deposit. Time deposits $100,000 and over represented 28.9 percent of total deposits at December 31, 2015 compared to 24.5 percent at September 30, 2015.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $293.2 million at December 31, 2015 increased by $29.4 million, or 11.1 percent, from September 30, 2015. Total demand deposits, savings and money market accounts were 54.8 percent of total deposits at December 31, 2015 and 56.7 percent at September 30, 2015. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $3.7 million, or 1.40 percent, from $258.1 million at September 30, 2015 to $261.8 million at December 31, 2015 and represented 49.0 percent of total deposits at December 31, 2015 as compared with 55.5 percent at September 30, 2015.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the three-month period of fiscal 2016.

The following table depicts the Company’s core deposit mix at December 31, 2015 and September 30, 2015 based on the Company’s alternative calculation:

	December 31, 2015		September 30, 2015		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(dollars in thousands)
Non interest-bearing demand	$28,260	10.8%	$27,010	10.5%	$1,250
Interest-bearing demand	86,008	32.9	82,897	32.1	3,111
Savings	45,312	17.3	45,189	17.5	123
Money market deposits under $100,000	15,192	5.8	15,154	5.9	38
Certificates of deposits under $100,000	87,026	33.2	87,880	34.0	(854)
Total core deposits	$261,798	100.0%	$258,130	100.0%	$3,668

Total deposits	$534,701		$465,522		$69,179
Core deposits to total deposits		49.0%		55.5%

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburg are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2015, the Company’s outstanding balance of FHLB advances, totaled $103.0 million. Of these advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $60.0 million representing six separate advances maturing during the fiscal years 2016, 2018 and 2019. At December 31, 2015, there was one short-term FHLB advance of $15.0 million of fixed-rate borrowing with rollover of 90 days.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2015.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$15,005	$5,045	$89,031	$—	$109,081
Certificates of deposit(1)	133,221	87,047	20,090	4,624	244,982
Operating lease obligations	243	429	429	3,905	5,006
Total contractual obligations	$148,469	$92,521	$109,550	$8,529	$359,069

(1) Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2015, cash and cash equivalents increased by $16.1 million over the balance at September 30, 2015. Net cash of $1.4 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $1.3 million was adjusted principally by net gains on sales of investment securities of $131,000, amortization of premiums and accretion of discounts on investment securities net of $328,000, an increase in other assets of $424,000 and an increase in other liabilities of $129,000. Net cash used by investing activities amounted to approximately $55.5 million, primarily reflecting a net decrease in investment securities of $12.1 million. Net cash of $70.2 million was provided by financing activities, primarily from the increase in deposits of $69.2 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $82.7 million, or 11.4 percent of total assets, at December 31, 2015, compared to $81.4 million or 12.4 percent of total assets at September 30, 2015. Book value per common share was $12.60 at December 31, 2015, compared to $12.41 at September 30, 2015.

	December 31,	September 30,
	2015	2015
	(in thousands, except for share data)
Shareholders’ equity	$82,658	$81,391

Book value per common share	$12.60	$12.41

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. There has been no material change in the Company’s asset and liability position since September 30, 2015.

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

Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, indicated that management’s review of the Company’s internal control over financial reporting identified certain deficiencies which, in the aggregate, constituted a material weakness at September 30, 2015, and described the Company’s remediation plan to address such deficiencies. Such remediation efforts included: enhancement of the Company’s procedures with respect to documentation and identification of troubled debt restructurings; enhancement of the Company’s analysis and review process with respect to impaired loans; and re-evaluation of its policies and procedures regarding use of real estate appraisers who are not on the Company’s list of approved appraisers. During the quarter ended December 31, 2015, the Company commenced the remediation efforts described in Item 9A of its Annual Report on Form 10-K; the Company is continuing its efforts with respect thereto.

Except as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 - Mine Safety Disclosure

There are no matters required to be reported under this item.

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Section 302 Certification
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification
32.0	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

February 9, 2016	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

February 9, 2016	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer