Form 10-Q
period 2016-03-31
MALVERN BANCORP, INC.
filed 2016-05-10
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,560,713 shares
(Title of Class)	(Outstanding as of May 9, 2016)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016, or for any other interim period. The Malvern Bancorp, Inc. 2015 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share and per share data)	March 31, 2016	September 30, 2015
	(unaudited)
ASSETS
Cash and due from depository institutions	$1,304	$16,026
Interest bearing deposits in depository institutions	56,739	24,237
Total cash and cash equivalents	58,043	40,263
Investment securities available for sale, at fair value	100,895	128,354
Investment securities held to maturity at cost (fair value of $52,176 and $56,825)	52,272	57,221
Restricted stock, at cost	5,553	4,765
Loans receivable, net of allowance for loan losses of $4,937 and $4,667, respectively	515,094	391,307
Other real estate owned	700	1,168
Accrued interest receivable	2,622	2,484
Property and equipment, net	6,490	6,535
Deferred income taxes, net	2,202	2,874
Bank-owned life insurance	18,161	17,905
Other assets	1,954	2,814
Total assets	$763,986	$655,690
LIABILITIES
Deposits:
Non-interest bearing	$30,720	$27,010
Interest-bearing	518,070	438,512
Total deposits	548,790	465,522
FHLB Advances	123,000	103,000
Advances from borrowers for taxes and insurance	3,213	1,806
Accrued interest payable	436	396
Other liabilities	3,857	3,575
Total liabilities	679,296	574,299
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,560,713 shares at March 31, 2016 and 6,558,473 at September 30, 2015	66	66
Additional paid in capital	60,412	60,365
Retained earnings	26,424	23,814
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,702)	(1,775)
Accumulated other comprehensive loss	(510)	(1,079)
Total shareholders’ equity	84,690	81,391
Total liabilities and shareholders’ equity	$763,986	$655,690

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except for per share data)	2016	2015	2016	2015

Interest and Dividend Income
Loans, including fees	$5,121	$4,126	$9,666	$8,328
Investment securities, taxable	795	778	1,670	1,292
Investment securities, tax-exempt	190	96	385	133
Dividends, restricted stock	63	142	117	179
Interest-bearing cash accounts	41	24	59	47
Total Interest and Dividend Income	6,210	5,166	11,897	9,979
Interest Expense
Deposits	1,161	859	2,125	1,718
Borrowings	549	471	1,061	864
Total Interest Expense	1,710	1,330	3,186	2,582
Net interest income	4,500	3,836	8,711	7,397
Provision for Loan Losses	375	—	375	90
Net Interest Income after Provision for Loan Losses	4,125	3,836	8,336	7,307
Other Income
Service charges and other fees	227	264	438	534
Rental income-other	50	64	100	128
Net gains on sales of investments, net	61	266	192	292
Net gains on sale of loans, net	36	20	70	39
Earnings on bank-owned life insurance	127	131	259	263
Total Other Income	501	745	1,059	1,256
Other Expense
Salaries and employee benefits	1,522	1,550	3,021	3,278
Occupancy expense	456	465	879	889
Federal deposit insurance premium	232	184	432	351
Advertising	25	60	55	145
Data processing	270	301	567	603
Professional fees	361	434	761	777
Other real estate owned expense (income), net	8	(59)	7	(95)
Other operating expenses	486	638	1,063	1,286
Total Other Expense	3,360	3,573	6,785	7,234
Income before income tax expense	1,266	1,008	2,610	1,329
Income tax expense	—	—	—	—
Net Income	$1,266	$1,008	$2,610	$1,329

Earnings Per Common Share:
Basic	$0.20	$0.16	$0.41	$0.21
Diluted	$0.20	n/a	$0.41	n/a
Weighted Average Common Shares Outstanding:
Basic	6,408,167	6,391,521	6,405,234	6,389,687
Diluted	6,408,167	n/a	6,405,234	n/a

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2016	2015	2016	2015

Net Income	$1,266	$1,008	$2,610	$1,329
Other Comprehensive Income, Net of Tax:
Unrealized holding gains on available-for-sale securities	1,620	1,947	1,139	3,109
Tax effect	(551)	(662)	(388)	(1,057)
Net of tax amount	1,069	1,285	751	2,052
Reclassification adjustment for net gains arising during the period	(61)	(266)	(192)	(292)
Tax effect	21	90	65	99
Net of tax amount	(40)	(176)	(127)	(193)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to- maturity	2	(33)	4	(33)
Tax effect	(1)	11	(1)	11
Net of tax amount	1	(22)	3	(22)
Fair value adjustments on derivatives	(494)	—	(249)	—
Tax effect	168	—	191	—
Net of tax amount	(326)	—	(58)	—
Total other comprehensive income	704	1,087	569	1,837
Total comprehensive income	$1,970	$2,095	$3,179	$3,166

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share data)
Balance, October 1, 2014	$66	$60,317	$20,116	$(1,922)	$(1,805)	$76,772
Net Income	—	—	1,329	—	—	1,329
Other comprehensive income	—	—	—	—	1,837	1,837
Committed to be released ESOP shares (7,200 shares)	—	14	—	74	—	88
Balance, March 31, 2015	$66	$60,331	$21,445	$(1,848)	$32	$80,026

Balance, October 1, 2015	$66	$60,365	$23,814	$(1,775)	$(1,079)	$81,391
Net Income	—	—	2,610	—	—	2,610
Other comprehensive income	—	—	—	—	569	569
Committed to be released ESOP shares (7,200 shares)	—	47	—	73	—	120
Balance, March 31, 2016	$66	$60,412	$26,424	$(1,702)	$(510)	$84,690

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$2,610	$1,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	316	321
Provision for loan losses	375	90
Deferred income taxes expense (benefit)	540	(1,510)
ESOP expense	120	88
Amortization of premiums and discounts on investment securities, net	607	208
Amortization of loan origination fees and costs	823	202
Amortization of mortgage service rights	32	40
Net gain on sale of investment securities available-for-sale	(192)	(292)
Net gain (loss) on sale of secondary market loans	(70)	(39)
Proceeds on sale of secondary market loans	3,614	1,555
Originations of secondary market loans	(3,544)	(1,516)
Gain on sale of other real estate owned	(45)	(114)
Write down of other real estate owned	20	19
Earnings on bank-owned life insurance	(259)	(263)
Increase in accrued interest receivable	(138)	(846)
Increase in accrued interest payable	40	158
Increase in other liabilities	281	1,656
(Increase) decrease in other assets	(467)	170
Net Cash Provided by Operating Activities	4,663	1,256
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(2,115)	(113,238)
Sales	29,541	51,225
Maturities, calls and principal repayments	637	4,838
Investment securities held-to-maturity:
Purchases	—	(4,152)
Maturities, calls and principal repayments	4,881	883
(Loan originations) and principal collections, net	(124,985)	8,442
Proceeds from sale of other real estate owned	493	629
Additions to mortgage servicing rights	—	(12)
Proceeds from death benefit of bank-owned life insurance	1,049	—
Net increase in restricted stock	(788)	(1,099)
Purchases of property and equipment	(271)	(90)
Net Cash Used in Investing Activities	(91,558)	(52,574)
Cash Flows from Financing Activities
Net increase in deposits	83,268	31,193
Proceeds from long-term borrowings	50,000	50,000
Repayment of long-term borrowings	(30,000)	—
Increase in advances from borrowers for taxes and insurance	1,407	2,581
Net Cash Provided by Financing Activities	104,675	83,774
Net Increase in Cash and Cash Equivalents	17,780	32,456
Cash and Cash Equivalent – Beginning	40,263	19,187
Cash and Cash Equivalent – Ending	$58,043	$51,643
Supplementary Cash Flows Information
Interest paid	$3,146	$2,423
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$47,429

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

We continue to execute on our business plans and are positioning the Company to take advantage of the growth activity we are achieving in our markets, which includes our two new private banking / loan production offices in Villanova, Pennsylvania and Morristown, New Jersey.

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

Note 2 – Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting.” The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The new guidance clarifies that a change in the counterparties to a derivative contract, i.e., a novation, in and of itself, does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of the new guidance can be applied on a modified retrospective or prospective basis. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements – (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in this update supersedes the current lease accounting guidance for both the lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria that are similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of the amendment must be applied on a modified retrospective approach. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

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

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the three and six months ended March 31, 2016, the Company had issued 5,000 shares of stock options. For the three and six months ended March 31, 2015, the Company had not issued and did not have any outstanding CSEs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share – (continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except for share data)	2016	2015	2016	2015

Net Income	$1,266	$1,008	$2,610	$1,329

Weighted average shares outstanding	6,560,713	6,558,473	6,559,587	6,558,473
Average unearned ESOP shares	(152,546)	(166,952)	(154,353)	(168,786)
Basic weighted average shares outstanding	6,408,167	6,391,521	6,405,234	6,389,687

Plus: effect of dilutive options	—	—	—	—
Diluted weighted average common shares outstanding	6,408,167	—	6,405,234	—

Earnings per share:
Basic	$0.20	$0.16	$0.41	$0.21
Diluted	$0.20	n/a	$0.41	n/a

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Bell Rock Capital, LLC. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and six months ended March 31, 2016 and 2015, there were 3,600 and 7,200 shares, respectively, committed to be released. At March 31, 2016, there were 150,765 unallocated shares and 108,453 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.4 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at March 31, 2016 and at September 30, 2015. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at March 31, 2016 and September 30, 2015.

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$787	$8	$—	$795
State and municipal obligations	36,208	529	—	36,737
Single issuer trust preferred security	1,000	—	(214)	786
Corporate debt securities	49,182	65	(533)	48,714
	87,177	602	(747)	87,032
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	8,232	3	(35)	8,200
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	5,661	5	(3)	5,663
	13,893	8	(38)	13,863
Total	$101,070	$610	$(785)	$100,895
Investment Securities Held-to-Maturity:
U.S. government agencies	$11,802	$24	$(1)	$11,825
State and municipal obligations	9,951	99	(20)	10,030
Corporate debt securities	3,964	—	(68)	3,896
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	26,555	56	(186)	26,425
Total	$52,272	$179	$(275)	$52,176

Total investment securities	$153,342	$789	$(1,060)	$153,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$816	$—	$(1)	$815
State and municipal obligations	42,007	192	(116)	42,083
Single issuer trust preferred security	1,000	—	(150)	850
Corporate debt securities	70,874	34	(926)	69,982
	114,697	226	(1,193)	113,730
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	8,797	—	(105)	8,692
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	5,986	—	(54)	5,932
	14,783	—	(159)	14,624
Total	$129,480	$226	$(1,352)	$128,354
Investment Securities Held-to-Maturity:
U.S. government agencies	$14,301	$8	$(13)	$14,296
State and municipal obligations	10,075	23	(75)	10,023
Corporate debt securities	4,011	—	(55)	3,956
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	28,834	55	(339)	28,550
Total	$57,221	$86	$(482)	$56,825

Total investment securities	$186,701	$312	$(1,834)	$185,179

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

For the six months ended March 31, 2016, proceeds of available-for-sale investment securities sold amounted to approximately $29.5 million. Gross realized gains on investment securities sold amounted to approximately $198,000, while gross realized losses amounted to approximately $6,000 for the period. For the six months ended March 31, 2015, proceeds of investment securities sold amounted to approximately $51.2 million. Gross realized gains on investment securities sold amounted to approximately $386,000, while gross realized losses amounted to approximately $94,000, for the six months ended March 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2016 and September 30, 2015:

	March 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
Single issuer trust preferred security	$—	$—	$786	$(214)	$786	$(214)
Corporate debt securities	6,987	(92)	27,420	(441)	34,407	(533)
Mortgage-backed securities:
FNMA, fixed-rate	—	—	4,065	(35)	4,065	(35)
FHLMC, fixed-rate	1,087	(1)	986	(2)	2,073	(3)
Total	$8,074	$(93)	$33,257	$(692)	$41,331	$(785)
Investment Securities Held-to-Maturity:
U.S. government agencies	999	(1)	—	—	999	(1)
State and municipal obligations	2,990	(20)	—	—	2,990	(20)
Corporate debt securities	—	—	3,896	(68)	3,896	(68)
Mortgage-backed securities:
CMO, fixed-rate	4,575	(20)	14,442	(166)	19,017	(186)
Total	8,564	(41)	18,338	(234)	26,902	(275)
Total investment securities	$16,638	$(134)	$51,595	$(926)	$68,233	$(1,060)

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$815	$(1)	$815	$(1)
State and municipal obligations	18,223	(116)	—	—	18,223	(116)
Single issuer trust preferred security	—	—	850	(150)	850	(150)
Corporate debt securities	58,064	(926)	—	—	58,064	(926)
Mortgage-backed securities:
FNMA, fixed-rate	5,459	(53)	3,233	(52)	8,692	(105)
FHLMC, fixed-rate	3,280	(25)	2,652	(29)	5,932	(54)
Total	$85,026	$(1,120)	$7,550	$(232)	$92,576	$(1,352)
Investment Securities Held-to-Maturity:
U.S. government agencies	4,792	(13)	—	—	4,792	(13)
State and municipal obligations	6,917	(75)	—	—	6,917	(75)
Corporate debt securities	3,957	(55)	—	—	3,957	(55)
Mortgage-backed securities:
CMO, fixed-rate	22,734	(339)	—	—	22,734	(339)
Total	38,400	(482)	—	—	38,400	(482)
Total investment securities	$123,426	$(1,602)	$7,550	$(232)	$130,976	$(1,834)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

As of March 31, 2016, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2016, the Company held one U.S. government agency security, two municipal bonds, 20 corporate securities, 30 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2016 represents other-than-temporary impairment.

At March 31, 2016 and September 30, 2015 the Company had no securities pledged to secure public deposits.

 The following table presents information for investment securities at March 31, 2016, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	14,077	14,132
Due after five years through ten years	56,260	56,053
Due after ten years	30,733	30,710
Total	$101,070	$100,895
Investment Securities Held-to-Maturity:
Due after one year through five years	$11,802	$11,825
Due after five years through ten years	5,907	5,918
Due after ten years	34,563	34,433
Total	$52,272	$52,176

Total investment securities	$153,342	$153,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31,	September 30,
	2016	2015
	(in thousands)
Residential mortgage	$214,207	$214,958
Construction and Development:
Residential and commercial	10,796	5,677
Land	7,755	2,142
Total Construction and Development	18,551	7,819
Commercial:
Commercial real estate	173,160	87,686
Multi-family	20,548	7,444
Other	34,585	13,380
Total Commercial	228,293	108,510
Consumer:
Home equity lines of credit	21,712	22,919
Second mortgages	33,987	37,633
Other	2,041	2,359
Total Consumer	57,740	62,911
Total loans	518,791	394,198
Deferred loan fees and cost, net	1,240	1,776
Allowance for loan losses	(4,937)	(4,667)
Total loans receivable, net	$515,094	$391,307

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2016 and September 30, 2015.  Activity in the allowance is presented for the three and six months ended March 31, 2016 and 2015 and the year ended September 30, 2015, respectively.

	Three Months Ended March 31, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,297	$46	$106	$1,841	$93	$167	$128	$660	$18	$220	$4,576
Charge-offs	-	-	-	(1)	-	-	-	(58)	(43)	-	(102)
Recoveries	40	16	-	1	-	1	-	23	7	-	88
Provision	62	12	-	(312)	58	25	5	(45)	47	523	375
Ending Balance	$1,399	$74	$106	$1,529	$151	$193	$133	$580	$29	$743	$4,937

	Three Months Ended March 31, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,648	$363	$-	$1,082	$152	$49	$154	$916	$29	$207	$4,600
Charge-offs	-	-	-	-	-	-	-	-	(16)	-	(16)
Recoveries	-	-	-	3	-	-	1	22	2	-	28
Provision	(61)	(55)	5	(27)	5	10	(12)	(87)	17	205	-
Ending Balance	$1,587	$308	$5	$1,058	$157	$59	$143	$851	$32	$412	$4,612

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Six Months Ended March 31, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	-	-	(99)	-	-	-	(255)	(43)	-	(406)
Recoveries	40	204	-	3	-	2	-	44	8	-	301
Provisions	(118)	(160)	71	390	47	83	(6)	30	40	(2)	375
Ending Balance	$1,399	$74	$106	$1,529	$151	$193	$133	$580	$29	$743	$4,937
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$24	$-	$-	$24
Ending balance: collectively evaluated for impairment	$1,399	$74	$106	$1,529	$151	$193	$133	$556	$29	$743	$4,913

Loans receivable:
Ending balance	$214,207	$10,796	$7,755	$173,160	$20,548	$34,585	$21,712	$33,987	$2,041		$518,791
Ending balance: individually evaluated for impairment	$624	$121	$-	$1,468	$-	$-	$20	$197	$-		$2,430
Ending balance: collectively evaluated for impairment	$213,583	$10,675	$7,755	$171,692	$20,548	$34,585	$21,692	$33,790	$2,041		$516,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Six Months Ended March 31, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(31)	(33)	-	(113)
Recoveries	1	-	-	5	-	1	1	34	4	-	46
Provisions	(86)	18	(8)	(147)	128	8	(26)	(185)	38	350	90
Ending Balance	$1,587	$308	$5	$1,058	$157	$59	$143	$851	$32	$412	$4,612
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,587	$308	$5	$1,058	$157	$59	$143	$851	$32	$412	$4,612

Loans receivable:
Ending balance	$225,232	$5,922	$344	$68,858	$5,508	$5,506	$23,073	$43,013	$2,610		$380,066
Ending balance: individually evaluated for impairment	$861	$142	$-	$604	$-	$-	$20	$308	$-		$1,935
Ending balance: collectively evaluated for impairment	$224,371	$5,780	$344	$68,254	$5,508	$5,506	$23,053	$42,705	$2,610		$378,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Year Ended September 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(138)	(34)	-	(221)
Recoveries	17	98	-	9	-	3	2	69	11	-	209
Provisions	(203)	(358)	22	26	75	55	(31)	(203)	24	683	90
Ending Balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667

Loans receivable:
Ending balance	$214,958	$5,677	$2,142	$87,686	$7,444	$13,380	$22,919	$37,633	$2,359		$394,198
Ending balance: individually evaluated for impairment	$599	$121	$-	$1,571	$-	$-	$20	$179	$-		$2,490
Ending balance: collectively evaluated for impairment	$214,359	$5,556	$2,142	$86,115	$7,444	$13,380	$22,899	$37,454	$2,359		$391,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2016 and September 30, 2015.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
March 31, 2016:
Residential mortgage	$—	$—	$624	$624	$672
Construction and Development:
Residential and commercial	—	—	121	121	253
Commercial:
Commercial real estate	—	—	1,468	1,468	1,468
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	32	24	165	197	367
Total impaired loans	$32	$24	$2,398	$2,430	$2,796
September 30, 2015:
Residential mortgage	$—	$—	$599	$599	$696
Construction and Development:
Residential and commercial	—	—	121	121	253
Commercial:	—	—
Commercial real estate	—	—	1,571	1,571	1,807
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	—	—	179	179	342
Total impaired loans	$—	$—	$2,490	$2,490	$3,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three and six months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016		Six Months Ended March 31, 2016
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$626	$—	$606	$—
Construction and Development:
Residential and commercial	121	1	121	2
Commercial:
Commercial real estate	1,475	16	1,506	30
Consumer:
Home equity lines of credit	20	—	20	—
Second mortgages	200	—	194	—
Total	$2,442	$17	$2,447	$32

	Three Months Ended March 31, 2015		Six Months Ended March 31, 2015
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$871	$—	$894	$—
Construction and Development:
Residential and commercial	142	1	161	2
Commercial:
Commercial real estate	887	—	703	—
Other	458	—	681	12
Consumer:
Home equity lines of credit	20	—	28	—
Second mortgages	700	—	715	—
Total	$3,078	$1	$3,182	$14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2016 and September 30, 2015.

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$213,226	$126	$855	$—	$214,207
Construction and Development:
Residential and commercial	10,675	—	121	—	10,796
Land	7,755	—	—	—	7,755
Commercial:
Commercial real estate	164,092	4,867	4,201	—	173,160
Multi-family	20,280	268	—	—	20,548
Other	33,608	266	711	—	34,585
Consumer:
Home equity lines of credit	21,593	—	119	—	21,712
Second mortgages	33,196	122	669	—	33,987
Other	2,028	13	—	—	2,041
Total	$506,453	$5,662	$6,676	$—	$518,791

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$214,146	$130	$682	$—	$214,958
Construction and Development:
Residential and commercial	5,450	106	121	—	5,677
Land	2,142	—	—	—	2,142
Commercial:
Commercial real estate	78,207	4,791	4,688	—	87,686
Multi-family	7,166	278	—	—	7,444
Other	12,387	272	721	—	13,380
Consumer:
Home equity lines of credit	22,801	—	118	—	22,919
Second mortgages	36,834	133	666	—	37,633
Other	2,345	14	—	—	2,359
Total	$381,478	$5,724	$6,996	$—	$394,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	March 31,	September 30,
	2016	2015
	(in thousands)
Residential mortgage	$624	$599
Construction and Development:
Residential and commercial	12	12
Commercial:
Commercial real estate	—	589
Consumer:
Home equity lines of credit	20	20
Second mortgages	197	179
Total non-accrual loans	$853	$1,399

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $15,000 and $39,000 for the three months ended March 31, 2016 and 2015, respectively, and was $21,000 and $63,000 for the six months ended March 31, 2016 and 2015, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2016 or September 30, 2015.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2016 and September 30, 2015.

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(in thousands)
March 31, 2016:
Residential mortgage	$207,093	$4,202	$2,288	$624	$7,114	$214,207
Construction and Development:
Residential and commercial	10,390	394	—	12	406	10,796
Land	7,755	—	—	—	—	7,755
Commercial:
Commercial real estate	171,558	1,408	194	—	1,602	173,160
Multi-family	20,548	—	—	—	—	20,548
Other	33,803	782	—	—	782	34,585
Consumer:
Home equity lines of credit	21,479	20	193	20	233	21,712
Second mortgages	33,255	401	134	197	732	33,987
Other	2,029	12	—	—	12	2,041
Total	$507,910	$7,219	$2,809	$853	$10,881	$518,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(in thousands)
September 30, 2015:
Residential mortgage	$213,253	$913	$193	$599	$1,705	$214,958
Construction and Development:
Residential and commercial	5,665	—	—	12	12	5,677
Land	2,142	—	—	—	—	2,142
Commercial:
Commercial real estate	86,119	485	493	589	1,567	87,686
Multi-family	7,444	—	—	—	—	7,444
Other	13,380	—	—	—	—	13,380
Consumer:
Home equity lines of credit	22,899	—	—	20	20	22,919
Second mortgages	37,010	345	99	179	623	37,633
Other	2,329	30	—	—	30	2,359
Total	$390,241	$1,773	$785	$1,399	$3,957	$394,198

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

 The Company had four and five loans classified as TDRs with an aggregate outstanding balance of $1.6 million at March 31, 2016 and September 30, 2015, respectively. At March 31, 2016, these loans were also classified as impaired. All of the TDR loans continue to perform under the restructured terms through March 31, 2016 and we continued to accrue interest on such loan through such date. Two commercial loans to one borrower, with an aggregate balance of $486,000 were returned to accruing status at December 31, 2015 and consolidated into one loan during the second quarter of fiscal 2016. At September 30, 2015, these two commercial loans to one borrower with a balance of $492,000 were non-accruing. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $986,000 and $1.2 million of residential real estate properties in the process of foreclosure at March 31, 2016 and September 30, 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents our TDR loans as of March 31, 2016 and September 30, 2015.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
At March 31, 2016:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	3	1,468	—	—
Total	4	$1,577	—	$—
At September 30, 2015:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	4	1,474	2	982
Total	5	$1,583	2	$982

The following table reports the performing status all of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	March 31, 2016		September 30, 2015
	Performing	Non-Performing	Performing	Non-Performing
	(in thousands)
Construction and Development:
Residential and commercial	$109	$—	$109	$—
Commercial:
Commercial real estate	1,468	—	982	492
Total	$1,577	$—	$1,091	$492

There was no new TDR activity for the three and six months ended March 31, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Federal Savings Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As of March 31, 2016, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2016:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2016:

Tier 1 Leverage (Core) Capital (to average assets)	$85,199	11.92%	$28,959	4.00%	$35,744	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	85,199	15.68%	24,447	4.50%	35,312	6.50%
Tier 1 Capital (to risk weighted assets)	85,199	15.68%	32,595	6.00%	43,461	8.00%
Total Risk Based Capital (to risk weighted assets)	90,198	16.60%	43,461	8.00%	54,326	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2016 and September 30, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2016:

Tier 1 Leverage (to average assets)	$77,238	10.34%	$29,892	4.00%	$37,365	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	77,238	14.23%	24,422	4.50%	35,276	6.50%
Tier 1 Capital (to risk weighted assets)	77,238	14.23%	32,562	6.00%	43,416	8.00%
Total Capital (to risk weighted assets)	82,237	15.15%	43,416	8.00%	54,271	10.00%

As of September 30, 2015:

Tier 1 Leverage (to average assets)	$69,030	10.80%	$25,573	4.00%	$31,966	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	69,030	15.90%	19,538	4.50%	28,222	6.50%
Tier 1 Capital (to risk weighted assets)	69,030	15.90%	26,051	6.00%	34,734	8.00%
Total Capital (to risk weighted assets)	73,759	16.99%	34,734	8.00%	43,418	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At March 31, 2016, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended March 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $273,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2016 and September 30, 2015:

	March 31, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$452	Other liabilities	August 3, 2020
February 5, 2016	20,000	145	Other liabilities	February 1, 2021

	September 30, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$348	Other liabilities	August 3, 2020

The tables below presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and six months ended March 31, 2016. There were no derivatives held by the Company at or for the three and six months ended March 31, 2015.

	For the Three Months Ended March 31, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(397)	$(48)	$—
February 5, 2016	(166)	(21)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

	For the Six Months Ended March 31, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(244)	$(104)	$—
February 5, 2016	(166)	(21)	—

The company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.

At March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $648,000. As of March 31, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.3 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at March 31, 2016 or September 30, 2015.

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$795	$—	$795	$—
State and municipal obligations	36,737	—	36,737	—
Single issuer trust preferred security	786	—	786	—
Corporate debt securities	48,714	—	48,714	—
Total investment securities available-for-sale	87,032	—	87,032	—
Mortgage-backed securities available-for-sale:
FNMA, fixed-rate	8,200	—	8,200	—
FHLMC, fixed-rate	5,663	—	5,663	—
Total mortgage-backed securities available-for-sale	13,863	—	13,863	—
Total investments securities available for sale	$100,895	$—	$100,895	$—

Liabilities:
Derivative instruments	$597	$—	$597	$—
29

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2016 and September 30, 2015:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Other real estate owned	$700	$—	$—	$700
Impaired loans(1) (2)	8			8
Total	$708	$—	$—	$708

	March 31, 2016
	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Other real estate owned	$700	Appraisal of collateral(3)	Collateral discounts(4)	18%/(18%)
Impaired loans(1) (2)	8	Appraisal of collateral(3)	Collateral discounts(4)	0%/(0%)
Total	$708

________________

(1)	At March 31, 2016, consisted of one loan with an aggregate balance of $32,000 and with $24,000 in specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1) (2)	$48	$—	$—	$48
Mortgage servicing rights	30	—	30	—
Total	$78	$—	$30	$48

	September 30, 2015
	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1) (2)	$48	Appraisal of collateral(3)	Collateral discounts(4)	65 – 80%/(74%)
Total	$48

________________

(1)	At September 30, 2015, consisted of two loans with an aggregate balance of $48,000 and there were no specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At March 31, 2016, the Company did not have any additions to our mortgage servicing assets. The following table shows active information regarding significant techniques and inputs used at September 30, 2015 for measures in a non-recurring basis using unobservable inputs (Level 2):

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and September 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2016 and September 30, 2015 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of March 31, 2016 or September 30, 2015.

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

Derivatives— The fair value of derivatives are based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs is actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2016 and September 30, 2015 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2016:
Financial assets:
Cash and cash equivalents	$58,043	$58,043	$58,043	$—	$—
Investment securities available-for-sale	100,895	100,895	—	100,895	—
Investment securities held-to-maturity	52,272	52,176	—	52,176	—
Loans receivable, net	515,094	530,611	—	—	530,611
Accrued interest receivable	2,622	2,622	—	2,622	—
Restricted stock	5,553	5,553	—	5,553	—
Mortgage servicing rights (included in Other Assets)	369	389	—	389	—
Financial liabilities:
Savings accounts	44,207	44,207	—	44,207	—
Checking and NOW accounts	129,874	129,874	—	129,874	—
Money market accounts	129,652	129,652	—	129,652	—
Certificates of deposit	245,057	247,739	—	247,739	—
FHLB advances	123,000	125,100	—	125,100	—
Derivatives	597	597	—	597	—
Accrued interest payable	436	436	—	436	—

September 30, 2015:
Financial assets:
Cash and cash equivalents	$40,263	$40,263	$40,263	$—	$—
Investment securities available-for-sale	128,354	128,354	—	128,354	—
Investment securities held-to-maturity	57,221	56,825	—	56,825	—
Loans receivable, net	391,307	400,305	—	—	400,305
Accrued interest receivable	2,484	2,484	—	2,484	—
Restricted stock	4,765	4,765	—	4,765	—
Mortgage servicing rights	401	416	—	416	—
Financial liabilities:
Savings accounts	45,189	45,189	—	45,189
Checking and NOW accounts	109,907	109,907	—	109,907	—
Money market accounts	108,706	108,706	—	108,706	—
Certificates of deposit	201,720	203,257	—	203,257	—
FHLB advances	103,000	104,889	—	104,889	—
Derivatives	348	348	—	348	—
Accrued interest payable	396	396	—	396	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

Deferred income taxes at March 31, 2016 and September 30, 2015 were as follows:

	March 31,	September 30,
	2016	2015
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available-for-sale	$59	$383
Allowance for loan losses	3,066	2,985
Non-accrual interest	86	98
Write-down of real estate owned	113	106
Alternative minimum tax (AMT) credit carryover	179	128
Low-income housing tax credit carryover	337	337
Supplement Employer Retirement Plan	409	455
Charitable contributions	49	36
Depreciation	9	205
Unrealized loss on derivatives	203	—
Federal net operating loss	5,509	6,375
Other	367	338
Total Deferred Tax Assets	10,386	11,446
Valuation allowance for DTA	(7,824)	(8,043)
Total Deferred Tax Assets, Net of Valuation Allowance	2,562	3,403
Deferred Tax Liabilities:
State net operating income	—	(187)
Mortgage servicing rights	(125)	(136)
Other	(235)	(206)
Total Deferred Tax Liabilities	(360)	(529)
Deferred Tax Assets, Net	$2,202	$2,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) included in shareholders’ equity are as follows:

	March 31,	September 30,
	2016	2015
	(in thousands)
Net unrealized holding losses on available-for-sale securities	$(175)	$(1,011)
Tax effect	59	344
Net of tax amount	(116)	(667)

Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	—	(115)
Tax effect	—	39
Net of tax amount	—	(76)

Fair value adjustments on derivatives	(597)	(348)
Tax effect	203	12
Net of tax amount	(394)	(336)

Total accumulated other comprehensive loss	$(510)	$(1,079)

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Net unrealized holding gains on available-for-sale securities	$1,620	$1,947	$1,139	$3,109

Net realized gains on securities available-for-sale	(61)	(266)	(192)	(292)

Amortization (accretion) of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	2	(33)	4	(33)

Fair value adjustments on derivatives	(494)	—	(249)	—

Other comprehensive income before taxes	1,067	1,648	702	2,784
Tax effect	(363)	(561)	(133)	(947)
Total comprehensive income	$704	$1,087	$569	$1,837

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2016 and September 30, 2015. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at March 31, 2016 was appropriate under GAAP.

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

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2016, the Company had $708,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.2 million and $2.9 million at March 31, 2016 and at September 30, 2015, respectively. In evaluating the need for a valuation allowance, we estimated our viable tax planning strategies that we could employ so that the asset would not go unused. We believe that the DTA balance of $2.2 million as of March 31, 2016 is appropriate since it is the amount resulting from such estimated tax planning strategies. Our total deferred tax assets decreased to $10.4 million at March 31, 2016 compared to $11.4 million at September 30, 2015. Our DTA valuation allowance amounted to $7.8 million at March 31, 2016 compared to $8.0 million at September 30, 2015. In the future, the DTA allowance may be reversed, depending on the Company’s financial position and results of operations in the future, among other factors, and, in such event, may be available to increase future net income. There can be no assurance, however, as to when we could be in a position to recapture our DTA allowance or the amount that may be reversed at any particular time.

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

Earnings

 Net income available to common shareholders for the three months ended March 31, 2016 amounted to $1.3 million compared to net income of $1.0 million for the comparable three-month period ended March 31, 2015. The Company recorded earnings per common share of $0.20 for the three months ended March 31, 2016 as compared with earnings of $0.16 per common share for the same three months in fiscal 2015. The annualized return on average assets was 0.68 percent for the three months ended March 31, 2016, compared to annualized return on average assets of 0.64 percent for three months ended March 31, 2015. The annualized return on average shareholders’ equity was 6.03 percent for the three-month period ended March 31, 2016, compared to 5.05 percent in annualized return on average shareholders’ equity for the three months ended March 31, 2015.

Net income available to common shareholders for the six months ended March 31, 2016 amounted to $2.6 million compared to net income of $1.3 million for the comparable six-month period ended March 31, 2015. The Company recorded earnings per common share of $0.41 for the six months ended March 31, 2016 as compared with earnings of $0.21 per common share for the same six months in fiscal 2015. The annualized return on average assets was 0.73 percent for the six months ended March 31, 2016, compared to annualized loss on average assets of 0.44 percent for six months ended March 31, 2015. The annualized return on average shareholders’ equity was 6.29 percent for the six-month period ended March 31, 2016, compared to 3.38 percent in annualized loss on average shareholders’ equity for the six months ended March 31, 2015.

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

Net Interest Income (tax-equivalent basis)

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2016	2015	Increase (Decrease)	Percent Change	2016	2015	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$5,122	$4,128	$994	24.08%	$9,671	$8,331	$1,340	16.08%
Investment securities	1,050	907	143	15.77	2,186	1,470	716	48.71
Dividends, restricted stock	63	142	(79)	(55.63)	117	179	(62)	(34.64)
Interest-bearing cash accounts	41	24	17	70.83	59	47	12	25.53
Total interest income	6,276	5,201	1,075	20.67	12,033	10,027	2,006	20.01
Interest expense:
Deposits	1,161	859	302	35.16	2,125	1,718	407	23.69
Borrowings	549	471	78	16.56	1,061	864	197	22.80
Total interest expense	1,710	1,330	380	28.57	3,186	2,582	604	23.39
Net interest income on a fully tax-equivalent basis	4,566	3,871	695	17.95	8,847	7,445	1,402	18.83
Tax-equivalent adjustment (1)	(66)	(35)	(31)	88.57	(136)	(48)	(88)	183.33
Net interest income, as reported under GAAP	$4,500	$3,836	$664	17.31%	$8,711	$7,397	$1,314	17.76%

(1) Computed using a federal income tax rate of 34 percent for the three and six months ended March 31, 2016 and 2015.

Net interest income on a fully tax-equivalent basis increased $695,000, or 18.0 percent, to $4.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis increased seven basis points to 2.65 percent from 2.58 percent during the three months ended March 31, 2015. For the three months ended March 31, 2016, an increase in the average yield on interest-earning assets of 17 basis points together with an increase of five basis points in the average cost of interest-bearing liabilities resulted in an increase in the Company’s net interest spread of 12 basis points for the period. Net interest margin growth during the second quarter of fiscal 2016 occurred primarily as a result of healthy levels of cash, which is a positive trend to generate funding for increased loan originations.

Net interest income on a fully tax-equivalent basis increased $1.4 million, or 18.8 percent, to $8.8 million for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. For the six months ended March 31, 2016, the net interest margin on a fully tax-equivalent basis increased nine basis points to 2.68 percent from 2.59 percent during the six months ended March 31, 2015. For the six months ended March 31, 2016, an increase in the average yield on interest-earning assets of 16 basis points was partially offset by an increase in the average cost of interest-bearing liabilities of two basis points, resulting in an increase in the Company’s net interest spread of 14 basis points for the period.

For the three-month period ended March 31, 2016, total interest income on a tax-equivalent basis increased by $1.1 million, or 20.7 percent, to $6.3 million, compared to the three months ended March 31, 2015. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio and investment securities. The average balance of the loan portfolio increased by $109.1 million, to $494.0 million, from an average of $384.9 million in the three months ended March 31, 2015, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 71.6 percent of average interest-earning assets during the second quarter of fiscal 2016 compared to 64.2 percent in the same quarter in fiscal 2015. The average balance of investment securities increased during the quarter ended March 31, 2016 by $13.0 million, to $164.8 million, compared to the second quarter of fiscal 2015.

For the six-month period ended March 31, 2016, interest income on a tax-equivalent basis increased by $2.0 million, or 20.0 percent, to $12.0 million, compared to the six months ended March 31, 2015. This increase in interest income was due primarily to a volume increase in loans and investment securities. The average balance of the loan portfolio increased by $69.8 million, to $457.1 million during the first six months of fiscal 2016, from an average of $387.2 million in the six months ended March 31, 2015, reflecting net increases in construction loans and commercial loans in the loan portfolio. Average loans represented approximately 69.3 percent of average interest-earning assets during the six months ended March 31, 2016 compared to 67.5 percent in the six months ended March 31, 2015. The average balance of investment securities increased during the six months ended March 31, 2016 by $39.7 million, to $172.4 million, compared to the six months ended March 31, 2015.

For the three months ended March 31, 2016, interest expense increased $380,000, or 28.6 percent, to $1.7 million, compared to the same three-month period in fiscal 2015. The average rate of total interest-bearing liabilities increased five basis points to 1.09 percent for the three months ended March 31, 2016, from 1.04 percent for the three months ended March 31, 2015. During the same period, the average balance of total interest-bearing liabilities increased by $113.5 million. This increase primarily reflects an increase in the average balance of money market accounts of $62.2 million, a $31.1 million increase in the average balance of certificates of deposit accounts and an increase in the average balance of borrowings of $18.4 million.  For the three months ended March 31, 2016, the Company’s net interest spread on a tax-equivalent basis increased to 2.55 percent, from 2.43 percent for the three months ended March 31, 2015.

For the six months ended March 31, 2016, interest expense increased $604,000, or 23.4 percent, from the six months ended March 31, 2015. The average rate of total interest-bearing liabilities increased two basis points to 1.07 percent for the six months ended March 31, 2016, from 1.05 percent for the six months ended March 31, 2015. During the same period, the volume of average interest-bearing liabilities increased by $105.7 million. This increase in volume of average interest-bearing liabilities primarily reflects an increase in the average balance of money market accounts of $59.6 million, a $20.2 million increase in the average balance of certificates of deposit accounts and an increase in the average balance of borrowings of $24.3 million. For the six months ended March 31, 2016, the Company’s net interest spread on a tax-equivalent basis increased to 2.58 percent, from 2.44 percent for the six months ended March 31, 2015.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31, 2016 and 2015 Increase (Decrease) Due to Change in:			Six Months Ended March 31, 2016 and 2015 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$4,680	$(3,686)	$994	$3,003	(1,663)	1,340
Investment securities	312	(169)	143	881	(165)	716
Interest-bearing cash accounts	(51)	68	17	(46)	58	12
Dividends, restricted stock	88	(167)	(79)	74	(136)	(62)
Total interest-earning assets	5,029	(3,954)	1,075	3,912	(1,906)	2,006
Interest-bearing liabilities:
Money market deposits	211	(60)	151	191	80	271
Savings deposits	(1)	2	1	—	(2)	(2)
Certificates of deposit	442	(305)	137	299	(178)	121
Other interest-bearing deposits	3	10	13	2	15	17
Total interest-bearing deposits	655	(353)	302	492	(85)	407
Borrowings	367	(289)	78	504	(307)	197
Total interest-bearing liabilities	1,022	(642)	380	996	(392)	604
Change in net interest income	$4,007	$(3,312)	$695	$2,916	$(1,514)	$1,402

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

	Three Months Ended March 31,
	2016			2015
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$494,005	$5,122	4.15%	$384,915	$4,128	4.29%
Investment securities	164,789	1,050	2.55	151,746	907	2.39
Interest-bearing cash accounts	26,372	41	0.62	58,367	24	0.16
Dividends, restricted stock	5,157	63	4.89	4,466	142	12.72
Total interest-earning assets	690,323	6,276	3.64	599,494	5,201	3.47
Non interest-earning assets:
Cash and due from banks	31,044			1,117
Bank-owned life insurance	18,104			18,462
Other assets	13,904			13,509
Allowance for loan losses	(4,602)			(4,614)
Total non interest-earning assets	58,450			28,474
Total assets	$748,773			$627,968
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$131,753	$210	0.64%	$69,594	$59	0.34%
Savings deposits	44,325	8	0.07	45,250	7	0.06
Certificates of deposit	248,428	909	1.46	217,333	772	1.42
Other interest-bearing deposits	89,896	34	0.15	87,190	21	0.10
Total interest-bearing deposits	514,402	1,161	0.90	419,367	859	0.82
Borrowings	113,000	549	1.94	94,556	471	1.99
Total interest-bearing liabilities	627,402	1,710	1.09	513,923	1,330	1.04
Non interest-bearing liabilities:
Demand deposits	29,592			27,002
Other liabilities	7,847			7,272
Total non interest-bearing liabilities	37,439			34,274
Shareholders’ equity	83,932			79,771
Total liabilities and shareholders’ equity	$748,773			$627,968
Net interest income (tax equivalent basis)		4,566			3,871
Net interest spread			2.55%			2.43%
Net interest margin (tax equivalent basis)			2.65%			2.58%
Tax equivalent effect			0.04%			0.02%
Net interest margin on a GAAP basis			2.61%			2.56%
Tax-equivalent adjustment (2)		(66)			(35)
Net interest income		$4,500			$3,836

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2) Computed using a federal income tax rate of 34 percent for the periods ended March 31, 2016 and 2015.

	Six Months Ended March 31,
	2016			2015
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$457,102	$9,671	4.23%	$387,255	$8,331	4.30%
Investment securities	172,426	2,186	2.54	132,731	1,470	2.22
Interest-bearing cash accounts	25,351	59	0.46	49,747	47	0.19
Dividends, restricted stock	4,959	117	4.72	4,106	179	8.72
Total interest-earning assets	659,838	12,033	3.65	573,839	10,027	3.49
Non interest-earning assets:
Cash and due from banks	27,523			1,140
Bank-owned life insurance	18,035			18,396
Other assets	14,122			13,360
Allowance for loan losses	(4,632)			(4,607)
Total non interest-earning assets	55,048			28,289
Total assets	$714,886			$602,128
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$124,902	$375	0.60%	$65,347	$104	0.32%
Savings deposits	45,034	13	0.06	45,055	15	0.07
Certificates of deposit	230,328	1,678	1.46	210,140	1,557	1.48
Other interest-bearing deposits	87,290	59	0.14	85,610	42	0.10
Total interest-bearing deposits	487,554	2,125	0.87	406,152	1,718	0.85
Borrowings	107,972	1,061	1.96	83,632	864	2.07
Total interest-bearing liabilities	595,526	3,186	1.07	489,784	2,582	1.05
Non interest-bearing liabilities:
Demand deposits	29,095			26,884
Other liabilities	7,265			6,706
Total non interest-bearing liabilities	36,360			33,590
Shareholders’ equity	83,000			78,754
Total liabilities and shareholders’ equity	$714,886			$602,128
Net interest income (tax equivalent basis)		8,847			7,445
Net interest spread			2.58%			2.44%
Net interest margin (tax equivalent basis)			2.68%			2.59%
Tax equivalent effect			0.04%			0.01%
Net interest margin on a GAAP basis			2.64%			2.58%
Tax-equivalent adjustment (2)		(136)			(48)
Net interest income		$8,711			$7,397

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2) Computed using a federal income tax rate of 34 percent for the periods ended March 31, 2016 and 2015.

Investment Portfolio

 At March 31, 2016, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate securities, trust preferred securities, asset backed securities and equity securities.

 During the six months ended March 31, 2016, approximately $29.5 million in investment securities were sold from the Company’s available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund new loan volume. The Company’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, the Company has been actively reviewing its investments and has engaged in certain transactions in its investment securities in its efforts to protect itself from undue interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company determines to sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 2016, the average balance of our investment securities increased $13.0 million to approximately $164.8 million, or 23.9 percent of average interest-earning assets, from $151.7 million on average, or 25.3 percent of average interest-earning assets, for the three months ended March 31, 2015. For the six months ended March 31, 2016, the average balance of our investment securities increased $39.7 million to approximately $172.4 million, or 26.1 percent of average interest-earning assets, from $132.7 million on average, or 23.1 percent of average interest-earning assets, for the six months ended March 31, 2015.

During the three-month period ended March 31, 2016, the volume-related factors applicable to the investment portfolio increased interest income by approximately $312,000 while rate-related changes resulted in a decrease in interest income of approximately $169,000 from the three months ended March 31, 2015. The tax-equivalent yield on investments increased by 16 basis points to 2.55 percent for the three-month period ended March 31, 2016 from 2.39 percent for the three months ended March 31, 2015.

During the six-month period ended March 31, 2016, the volume-related factors applicable to the investment portfolio increased interest income by approximately $881,000 while rate-related changes resulted in a decrease in interest income of approximately $165,000 from the six months end March 31, 2015. The tax-equivalent yield on investments increased by 32 basis points to 2.54 percent for the six-month period ended March 31, 2016 from 2.22 percent for the six-month period ended March 31, 2015.

At March 31, 2016, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in shareholders’ equity, net of tax, amounted to $116,000 as compared with net unrealized losses of $743,000 at September 30, 2015. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company seeks to create growth in commercial lending by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area, which includes our two new private banking / loan production offices in Villanova, Pennsylvania and Morristown, New Jersey. Products offered are designed to meet the financial requirements of the Company’s customers. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

At March 31, 2016, total gross loans amounted to $518.8 million, an increase of $124.6 million, or 31.6 percent, as compared to September 30, 2015. For the six-month period ended March 31, 2016, an increase of $119.8 million in commercial loans and a $10.7 million increase in construction and development loans were partially offset by a $751,000 decrease in residential mortgage loans and a $5.2 million reduction in consumer loans as compared to September 30, 2015. Total gross loans recorded in the six months included $190.2 million of new loans and advances, which was partially offset by payoffs and principal payments of $65.6 million.

At March 31, 2016, the Company had $97.2 million in outstanding loan commitments which are expected to close and be funded during the quarter ending June 30, 2016.

The average balance of our total loans increased $109.1 million, or 28.3 percent, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, while the average yield on loans decreased by 14 basis points as compared with the same period in fiscal 2015. The increase in average total loan volume was due primarily to increased loan originations. The volume-related factors during the period increased interest income by $4.7 million, while the rate-related changes decreased interest income by $3.7 million.

The average balance of our total loans increased $69.8 million, or 18.0 percent, for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015, while the average yield on loans decreased by seven basis points as compared with the same period in fiscal 2015. The increase in average total loan volume was due primarily to increased loan originations. The volume-related factors during the period increased interest income by $3.0 million, while the rate-related changes decreased interest income by $1.7 million.

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

At March 31, 2016, the level of the allowance was $4.9 million compared to $4.7 million at September 30, 2015. The allowance for loan losses as a percentage of total loans amounted to 0.95 percent at March 31, 2016 compared to 1.18 percent at September 30, 2015. We recorded $375,000 of provisions to the allowance for the three and six months ended March 31, 2016. There were no provisions to the allowance for the three months ended March 31, 2015 and $90,000 for the six months ended March 31, 2015. The net charge-offs were $14,000 for the three months ended March 31, 2016 compared to $12,000 in net recoveries for the three months ended March 31, 2015, bringing the Company’s net charge offs to $105,000 for the six months ended March 31, 2016 compared to net charge offs of $67,000 for the six months ended March 31, 2015.

Provision expense was higher during the first six months of fiscal 2016 due to an increase in loan growth.  Given the loan activity that closed in the six months, recent loan growth and anticipated loan growth in subsequent quarters, the Company expects to lower the unallocated component of the allowance and incur charges to provision expense in future periods to raise the allowance for loan losses commensurate with loan growth and other risk factors.

The level of the allowance for the respective periods of fiscal 2016 and fiscal 2015 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2016 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

 Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended March 31,
	2016	2015
	(dollars in thousands)

Balance at beginning of period	$4,667	$4,589
Provision for loan losses	375	90
Charge-offs:
Residential mortgage	9	—
Construction and Development:
Residential and commercial	—	1
Commercial:
Commercial real estate	99	48
Consumer:
Home equity lines of credit	—	—
Second mortgages	255	31
Other	43	33
Total charge-offs	406	113
Recoveries:
Residential mortgage	40	1
Construction and Development:
Residential and commercial	204	—
Commercial:
Commercial real estate	3	5
Other	2	1
Consumer:
Home equity lines of credit	—	1
Second mortgages	44	34
Other	8	4
Total recoveries	301	46
Net charge-offs	105	67
Balance at end of period	$4,937	$4,612
Ratios:
Ratio of allowance for loan losses to non-accrual loans in portfolio	578.78%	252.57%
Ratio of net charge-offs to average loans outstanding in portfolio(1)	0.05%	0.04%
Ratio of net charge-offs to total allowance for loan losses(1)	4.26%	2.90%

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

	March 31, 2016	September 30, 2015
	(in thousands)
Non-accrual loans	$853	$1,399
Accruing loans past due 90 days or more	—	—
Total non-performing loans	853	1,399
Other real estate owned	700	1,168
Total non-performing assets	$1,553	$2,567

Troubled debt restructured loans — performing	$1,577	$1,091

At March 31, 2016, non-performing assets totaled $1.6 million, or 0.20 percent of total assets, as compared with $2.6 million, or 0.39 percent, at September 30, 2015 and $3.3 million, or 0.52 percent, at March 31, 2015. The decrease was attributable to two commercial loans to one borrower with an outstanding balance of approximately $492,000 at September 30, 2015 which were returned to accruing status during the first quarter of fiscal 2016, as well as, $117,000 in charge-offs, payments of $137,000, offset in part by the addition of two single residential loans (totaling approximately $153,000) and two second mortgages (totaling approximately $48,000) into non-accrual status.

The Company held $700,000 and $1.2 million in other real estate owned at March 31, 2016 and September 30, 2015, respectively. The decrease was attributable to three single residential loans sold during the first six months of fiscal 2016. The $468,000 decrease in REO at March 31, 2016 compared to September 30, 2015, was due to $493,000 of sales of REO, at a net gain of $45,000, as well $20,000 in reduction to fair value of the remaining property which are reflected in other REO expense during the first six months of fiscal 2016.

Troubled debt restructured loans totaled $1.6 million at March 31, 2016 and at September 30, 2015. A total of $1.6 and $1.1 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at March 31, 2016 and September 30, 2015, respectively. At March 31, 2016, all troubled debt restructured loans were deemed performing, while $492,000 in troubled debt restructured loans were deemed non-performing at September 30, 2015.

Overall credit quality in the Bank’s loan portfolio at March 31, 2016 remained relatively strong. Non-performing loans amounted to $853,000 and $1.4 million at March 31, 2016 and September 30, 2015, respectively. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of March 31, 2016, have been identified and internally risk-rated as assets specially mentioned or substandard. Special mention loans were $5.7 million at March 31, 2016 and September 30, 2015, respectively. Substandard loans were $6.7 million and $7.0 million at March 31, 2016 and September 30, 2015. The change in substandard loans was minimal from September 30, 2015 to March 31, 2016, five loans previously designated as management attention loans were classified as substandard loans with an aggregate balance of $391,000 during the six months ended March 31, 2016. One loan with a balance of $327,000 at September 30, 2015, was paid-off, while one loan was sold with an outstanding balance of $113,000 at September 30, 2015. Additionally, three substandard loans with an aggregate balance of $116,000 were fully charged-off during the first six months of fiscal 2016. Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At March 31, 2016, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2016	2015	Increase (Decrease)	Percent Change	2016	2015	Increase (Decrease)	Percent Change
Service charges and other fees	$227	$264	$(37)	(14.02)%	$438	$534	$(96)	(17.98)%
Rental income-other	50	64	(14)	(21.88)	100	128	(28)	(21.88)
Gain on sale of investments, net	61	266	(205)	(77.07)	192	292	(100)	(34.25)
Gain on sale of loans, net	36	20	16	80.00	70	39	31	79.49
Earnings on bank-owned life insurance	127	131	(4)	(3.05)	259	263	(4)	(1.52)
Total other income	$501	$745	$(244)	(32.75)%	$1,059	$1,256	$(197)	(15.68)%

For the three months ended March 31, 2016, total other income amounted to $501,000, compared to total other income of $745,000 for the three months ended March 31, 2015. The decrease of $244,000 for the three months ended March 31, 2016 was primarily the result of a $205,000 decrease in net gains on sales of investment securities compared to the three months ended March 31, 2015. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $440,000 for the three months ended March 31, 2016, compared to $479,000 for the three months ended March 31, 2015. The decrease in other income in the second quarter of fiscal 2016 when compared to the second quarter of fiscal 2015 (excluding securities gains) was primarily from a decrease in service charges of $37,000, a decrease in rental income of $14,000 and a decrease in earnings on bank-owned insurance of $4,000. These decreases were partially offset by an increase of $16,000 in net gain on sale of loans.

For the six months ended March 31, 2016, total other income amounted to $1.1 million, compared to total other income of $1.3 million for the six months ended March 31, 2015. The decrease of $197,000 for the six months ended March 31, 2016 was primarily as a result of a $100,000 decrease in net gains on sales of investment securities in the fiscal 2016 period compared to the six months ended March 31, 2015. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $867,000 for the six months ended March 31, 2016, compared to $964,000 for the six months ended March 31, 2015. This decrease reflected a decrease of $96,000 in service charges and other fees, a $28,000 decrease in rental income, and a $4,000 decrease in bank owned life insurance income. These decreases were partially offset by an increase of $31,000 in net gain on sale of loans.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2016	2015	Increase (Decrease)	Percent Change	2016	2015	Increase (Decrease)	Percent Change
Salaries and employee benefits	$1,522	$1,550	$(28)	(1.81)%	$3,021	$3,278	$(257)	(7.84)%
Occupancy expense	456	465	(9)	(1.94)	879	889	(10)	(1.12)
Federal deposit insurance premium	232	184	48	26.09	432	351	81	23.08
Advertising	25	60	(35)	(58.33)	55	145	(90)	(62.07)
Data processing	270	301	(31)	(10.30)	567	603	(36)	(5.97)
Professional fees	361	434	(73)	(16.82)	761	777	(16)	(2.06)
Other real estate owned expense (income), net	8	(59)	67	113.56	7	(95)	102	107.37
Other operating expense	486	638	(152)	(23.82)	1,063	1,286	(223)	(17.34)
Total other expense	$3,360	$3,573	$(213)	(5.96)%	$6,785	$7,234	$(449)	(6.21)%

For the three months ended March 31, 2016, total other expense decreased $213,000, or 6.0 percent, from the three months ended March 31, 2015. For the six months ended March 31, 2016, total other expense decreased $449,000, or 6.2 percent, from the three months ended March 31, 2015.

Salaries and employee benefits expense for the three month ended March 31, 2016 decreased $28,000, or 1.8 percent, over the three month ended March 31, 2015. For the six months ended March 31, 2016, salaries and employee benefits expense decreased $257,000, or 7.8 percent, over the six months ended March 31, 2015. Decreases for the three and six month-period ended March 31, 2016, primarily reflected reductions in salaries and employee benefits primarily due to workforce reductions.

Occupancy expense for the three month ended March 31, 2016 decreased $9,000 compared to the three month ended March 31, 2015. For the six months ended March 31, 2015, occupancy expense decreased $10,000 over the six months ended March 31, 2015.

Federal deposit insurance premium for the three months ended March 31, 2016 increased $48,000, or 26.1 percent, compared to the three months ended March 31, 2015. For the six months ended March 31, 2016, Federal deposit insurance premium increased $81,000, or 23.1 percent, over the six months ended March 31, 2015.

Advertising for the three months ended March 31, 2016 decreased $35,000, or 58.3 percent, compared to the three months ended March 31, 2015. For the six months ended March 31, 2016, advertising decreased $90,000, or 62.1 percent, over the six months ended March 31, 2015.

Data processing expense for the three months ended March 31, 2016 decreased $31,000, or 10.3 percent, compared to the three months ended March 31, 2015. For the six months ended March 31, 2016, data processing expense decreased $36,000, or 6.0 percent, over the six months ended March 31, 2015.

Professional fee expense for the three months ended March 31, 2016 decreased $73,000, or 16.8 percent, compared to the three months ended March 31, 2015, primarily due to reduced compliance and legal loan workout issues due to improvements in our level of non-performing assets. For the six months ended March 31, 2016, professional fee expense decreased $16,000, or 2.1 percent, over the six months ended March 31, 2015.

The change in OREO expense (income), net of $67,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, was primarily due to the sale of three properties during the second quarter of fiscal 2016. Due to the sale of such properties, there was a net gain of $45,000, offset by a $20,000 write-down on the remaining property. For the six months ended March 31, 2016, OREO expense (income), net changed by $102,000, or 107.4 percent, over the six months ended March 31, 2015.

Other operating expense for the three months ended March 31, 2016 decreased $152,000, or 23.8 percent, compared to the three months ended March 31, 2015.  The decrease was primarily due to a $172,000 decrease in other operating expense related to $105,000 in reimbursement for an insurance claim paid in fiscal 2015, a $10,000 decrease in office supply expense, an $18,000 decrease in expenses related to education, subscriptions and dues and a $17,000 decrease associated with annual credit review such as appraisals and searches. The decreases were partially offset by increases of $30,000 in business expenses related to entertainment and meals and a $40,000 increase in telephone expense. For the six months ended March 31, 2016, other operating expense decreased $223,000, or 17.3 percent, over the six months ended March 31, 2015.

Provision for Income Taxes

For the three and six months ended March 31, 2016 and 2015, the Company recorded no income tax expense. The effective tax rates for the three and six months ended March 31, 2016 and 2015 was 0.0 percent.

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

At March 31, 2016, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.54:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2016, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At March 31, 2016, the Company had $58.0 million in cash and cash equivalent compared to $40.3 million at September 30, 2015. In addition, our available for sale investment securities amounted to $100.9 million at March 31, 2016 and $128.4 million at September 30, 2015.

Deposits

Total deposits increased to $548.8 million at March 31, 2016 from $465.5 million at September 30, 2015. Deposit growth is a result of business development efforts, our expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $438.5 million at September 30, 2015 to $518.1 million at March 31, 2016, an increase of $79.6 million or 18.1 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $34.2 million to a total of $358.9 million at March 31, 2016 as compared to $324.7 million at September 30, 2015. Time deposits $100,000 and over increased $45.3 million as compared to September 30, 2015 primarily due to an increase in the number of certificates of deposit. Time deposits $100,000 and over represented 29.0 percent of total deposits at March 31, 2016 compared to 24.5 percent at September 30, 2015.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $303.7 million at March 31, 2016 increased by $39.9 million, or 15.1 percent, from September 30, 2015. Total demand deposits, savings and money market accounts were 55.4 percent of total deposits at March 31, 2016 and 56.7 percent at September 30, 2015. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $17.5 million, or 6.78 percent, from $258.1 million at September 30, 2015 to $275.6 million at March 31, 2016 and represented 50.2 percent of total deposits at March 31, 2016 as compared with 55.5 percent at September 30, 2015.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the six-month period of fiscal 2016.

The following table depicts the Company’s core deposit mix at March 31, 2016 and September 30, 2015 based on the Company’s alternative calculation:

	March 31, 2016		September 30, 2015		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(dollars in thousands)
Non interest-bearing demand	$30,720	11.1%	$27,010	10.5%	$3,710
Interest-bearing demand	99,154	36.0	82,897	32.1	16,257
Savings	44,207	16.0	45,189	17.5	(982)
Money market deposits under $100,000	15,677	5.7	15,154	5.9	523
Certificates of deposits under $100,000	85,881	31.2	87,880	34.0	(1,999)
Total core deposits	$275,639	100.0%	$258,130	100.0%	$17,509

Total deposits	$548,790		$465,522		$83,268
Core deposits to total deposits		50.2%		55.5%

Borrowings

 Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburg are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of March 31, 2016, the Company’s outstanding balance of FHLB advances, totaled $123.0 million. Of these advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $60.0 million, representing six separate advances maturing during the fiscal years 2016, 2018 and 2019. At March 31, 2016, there were two short-term FHLB advances of $35.0 million of fixed-rate borrowing with rollover of 90 days.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of March 31, 2016.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations(1)	$35,020	$5,028	$88,607	$—	$128,655
Certificates of deposit(1)	135,843	83,311	24,136	5,371	248,661
Operating lease obligations	194	795	853	6,131	7,973
Total contractual obligations	$171,057	$89,134	$113,596	$11,502	$385,289

(1) Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the six months ended March 31, 2016, cash and cash equivalents increased by $17.8 million over the balance at September 30, 2015. Net cash of $4.7 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $2.6 million was adjusted principally by net gains on sales of investment securities of $192,000, amortization of premiums and accretion of discounts on investment securities net of $607,000, an increase in other assets of $467,000 and an increase in other liabilities of $281,000. Net cash used by investing activities amounted to approximately $91.6 million, primarily reflecting a net decrease in investment securities of $32.4 million. Net cash of $104.7 million was provided by financing activities, primarily from the increase in deposits of $83.3 million and a $20.0 million increase in FHLB advances.

Shareholders’ Equity

 Total shareholders’ equity amounted to $84.7 million, or 11.1 percent of total assets, at March 31, 2016, compared to $81.4 million or 12.4 percent of total assets at September 30, 2015. Book value per common share was $12.91 at March 31, 2016, compared to $12.41 at September 30, 2015.

	March 31,	September 30,
	2016	2015
	(in thousands, except for share data)
Shareholders’ equity	$84,690	$81,391

Book value per common share	$12.91	$12.41

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and market rates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. There has been no material change in the Company’s asset and liability position since September 30, 2015.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, indicated that management’s review of the Company’s internal control over financial reporting identified certain deficiencies which, in the aggregate, constituted a material weakness at September 30, 2015, and described the Company’s remediation plan to address such deficiencies. Such remediation efforts included: enhancement of the Company’s procedures with respect to documentation and identification of troubled debt restructurings; enhancement of the Company’s analysis and review process with respect to impaired loans; and re-evaluation of its policies and procedures regarding use of real estate appraisers who are not on the Company’s list of approved appraisers. During the quarter ended December 31, 2015, the Company commenced the remediation efforts described in Item 9A of its Annual Report on Form 10-K and such efforts continued during the quarter ended March 31, 2016; the Company is continuing its efforts with respect thereto.

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

MALVERN BANCORP, INC.

May 10, 2016	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

May 10, 2016	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer

