Form 10-Q
period 2016-06-30
MALVERN BANCORP, INC.
filed 2016-08-09
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,560,713 shares
(Title of Class)	(Outstanding as of August 8, 2016)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016, or for any other interim period. The Malvern Bancorp, Inc. 2015 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share and per share data)	June 30, 2016	September 30, 2015
	(unaudited)
ASSETS
Cash and due from depository institutions	$1,331	$16,026
Interest bearing deposits in depository institutions	77,052	24,237
Total cash and cash equivalents	78,383	40,263
Investment securities available for sale, at fair value	80,555	128,354
Investment securities held to maturity at cost (fair value of $46,146 and $56,825)	45,834	57,221
Restricted stock, at cost	5,548	4,765
Loans held for sale	304	—
Loans receivable, net of allowance for loan losses of $5,343 and $4,667, respectively	553,971	391,307
Other real estate owned	700	1,168
Accrued interest receivable	2,714	2,484
Property and equipment, net	6,654	6,535
Deferred income taxes, net	1,598	2,874
Bank-owned life insurance	18,289	17,905
Other assets	1,755	2,814
Total assets	$796,305	$655,690
LIABILITIES
Deposits:
Non-interest bearing	$29,416	$27,010
Interest-bearing	549,627	438,512
Total deposits	579,043	465,522
FHLB Advances	123,000	103,000
Advances from borrowers for taxes and insurance	3,935	1,806
Accrued interest payable	436	396
Other liabilities	3,241	3,575
Total liabilities	709,655	574,299
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,560,713 shares at June 30, 2016 and 6,558,473 at September 30, 2015	66	66
Additional paid in capital	60,437	60,365
Retained earnings	28,013	23,814
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,665)	(1,775)
Accumulated other comprehensive loss	(201)	(1,079)
Total shareholders’ equity	86,650	81,391
Total liabilities and shareholders’ equity	$796,305	$655,690

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except for share and per share data)	2016	2015	2016	2015

Interest and Dividend Income
Loans, including fees	$5,560	$4,028	$15,226	$12,356
Investment securities, taxable	643	859	2,313	2,151
Investment securities, tax-exempt	192	172	577	305
Dividends, restricted stock	65	65	182	244
Interest-bearing cash accounts	70	15	129	62
Total Interest and Dividend Income	6,530	5,139	18,427	15,118
Interest Expense
Deposits	1,180	843	3,305	2,561
Borrowings	570	458	1,631	1,322
Total Interest Expense	1,750	1,301	4,936	3,883
Net interest income	4,780	3,838	13,491	11,235
Provision for Loan Losses	472	—	847	90
Net Interest Income after Provision for Loan Losses	4,308	3,838	12,644	11,145
Other Income
Service charges and other fees	227	286	665	820
Rental income-other	55	61	155	189
Net gains on sales of investments, net	229	145	421	437
Net gains on sale of loans, net	20	16	90	55
Earnings on bank-owned life insurance	128	132	387	395
Total Other Income	659	640	1,718	1,896
Other Expense
Salaries and employee benefits	1,600	1,333	4,621	4,611
Occupancy expense	469	407	1,348	1,296
Federal deposit insurance premium	40	203	472	554
Advertising	26	54	81	199
Data processing	278	312	845	915
Professional fees	415	364	1,176	1,141
Other real estate owned (income) expense, net	(8)	32	(1)	(63)
Other operating expenses	558	568	1,621	1,854
Total Other Expense	3,378	3,273	10,163	10,507
Income before income tax expense	1,589	1,205	4,199	2,534
Income tax expense	—	—	—	—
Net Income	$1,589	$1,205	$4,199	$2,534

Earnings Per Common Share:
Basic	$0.25	$0.19	$0.66	$0.40
Diluted	$0.25	n/a	$0.66	n/a
Weighted Average Common Shares Outstanding:
Basic	6,411,766	6,395,126	6,407,403	6,391,514
Diluted	6,411,804	n/a	6,407,433	n/a

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Net Income	$1,589	$1,205	$4,199	$2,534
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains on available-for-sale securities	972	(2,001)	2,111	1,108
Tax effect	(330)	680	(718)	(377)
Net of tax amount	642	(1,321)	1,393	731
Reclassification adjustment for net gains arising during the period	(229)	(145)	(421)	(437)
Tax effect	78	49	143	148
Net of tax amount	(151)	(96)	(278)	(289)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	3	(82)	7	(115)
Tax effect	(1)	28	(2)	39
Net of tax amount	2	(54)	5	(76)
Fair value adjustments on derivatives	(278)	—	(527)	—
Tax effect	94	—	285	—
Net of tax amount	(184)	—	(242)	—
Total other comprehensive income (loss)	309	(1,471)	878	366
Total comprehensive income (loss)	$1,898	$(266)	$5,077	$2,900

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share data)
Balance, October 1, 2014	$66	$60,317	$20,116	$(1,922)	$(1,805)	$76,772
Net Income	—	—	2,534	—	—	2,534
Other comprehensive income	—	—	—	—	366	366
Committed to be released ESOP shares (10,800 shares)	—	29	—	111	—	140
Balance, June 30, 2015	$66	$60,346	$22,650	$(1,811)	$(1,439)	$79,812

Balance, October 1, 2015	$66	$60,365	$23,814	$(1,775)	$(1,079)	$81,391
Net Income	—	—	4,199	—	—	4,199
Other comprehensive income	—	—	—	—	878	878
Committed to be released ESOP shares (10,800 shares)	—	72	—	110	—	182
Balance, June 30, 2016	$66	$60,437	$28,013	$(1,665)	$(201)	$86,650

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$4,199	$2,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	478	484
Provision for loan losses	847	90
Deferred income taxes expense (benefit)	985	(628)
ESOP expense	182	140
Amortization of premiums and discounts on investment securities, net	967	505
Amortization of loan origination fees and costs	930	305
Amortization of mortgage service rights	52	64
Net gain on sale of investment securities available-for-sale	(421)	(437)
Net gain on sale of secondary market loans	(90)	(55)
Proceeds on sale of secondary market loans	4,116	1,555
Originations of secondary market loans	(4,026)	(1,500)
Gain on sale of other real estate owned	(45)	(121)
Write down of other real estate owned	20	54
Earnings on bank-owned life insurance	(387)	(395)
Increase in accrued interest receivable	(230)	(1,082)
Increase in accrued interest payable	40	197
(Decrease) increase in other liabilities	(334)	1,019
(Increase) decrease in other assets	(567)	231
Net Cash Provided by Operating Activities	6,716	2,960
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(2,115)	(151,623)
Sales	50,469	59,427
Maturities, calls and principal repayments	790	5,594
Investment securities held-to-maturity:
Purchases	—	(4,152)
Maturities, calls and principal repayments	11,193	2,432
(Loan originations) and principal collections, net	(164,745)	12,817
Proceeds from sale of other real estate owned	493	973
Additions to mortgage servicing rights	—	(17)
Proceeds from death benefit of bank-owned life insurance	1,049	—
Net increase in restricted stock	(783)	(866)
Purchases of property and equipment	(597)	(163)
Net Cash Used in Investing Activities	(104,246)	(75,578)
Cash Flows from Financing Activities
Net increase in deposits	113,521	30,265
Proceeds from long-term borrowings	86,000	78,000
Repayment of long-term borrowings	(66,000)	(33,000)
Increase in advances from borrowers for taxes and insurance	2,129	2,459
Net Cash Provided by Financing Activities	135,650	77,724
Net Increase in Cash and Cash Equivalents	38,120	5,106
Cash and Cash Equivalent – Beginning	40,263	19,187
Cash and Cash Equivalent – Ending	$78,383	$24,293
Supplementary Cash Flows Information
Interest paid	$4,896	$3,685
Non-cash transfer of loans to other real estate owned	$—	$308
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$57,523
Non-cash transfer of loans to loans held for sale	$304	$657

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank is a federally chartered stock savings bank which was originally organized in 1887. The Bank operates from its headquarters in Paoli, Pennsylvania and through its eight full service financial center offices in Chester and Delaware Counties, Pennsylvania and a private banking loan production headquarters office in Morristown, New Jersey.

In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the evaluation of deferred tax assets and the other-than-temporary impairment evaluation of securities.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Note 2 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The guidance is intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance includes narrow-scope improvements intended to address implementation issues and to provide additional practical expedients in the guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements – (continued)

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The guidance is intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance is intended to reduce the cost and complexity of applying the guidance on identifying promised goods or services in a contract and to improve the operability and understandability of the implementation guidance regarding the licensing of intellectual property. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting.” The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements – (continued)

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

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the three and nine months ended June 30, 2016, the Company had issued 5,000 shares of stock options, as well as 2,240 restricted shares, which are considered CSEs. For the three and nine months ended June 30, 2015, the Company had not issued and did not have any outstanding CSEs.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except for share and per share data)	2016	2015	2016	2015

Net Income	$1,589	$1,205	$4,199	$2,534

Weighted average shares outstanding	6,560,713	6,558,473	6,559,961	6,558,473
Average unearned ESOP shares	(148,947)	(163,347)	(152,558)	(166,959)
Basic weighted average shares outstanding	6,411,766	6,395,126	6,407,403	6,391,514

Plus: effect of dilutive options	38	—	30	—
Diluted weighted average common shares outstanding	6,411,804	—	6,407,433	—

Earnings per share:
Basic	$0.25	$0.19	$0.66	$0.40
Diluted	$0.25	n/a	$0.66	n/a

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is the Bank’s Board of Directors. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and nine months ended June 30, 2016 and 2015, there were 3,600 and 10,800 shares, respectively, committed to be released. At June 30, 2016, there were 147,165 unallocated shares and 112,053 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.3 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at June 30, 2016 and at September 30, 2015. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following tables present information related to the Company’s investment securities at June 30, 2016 and September 30, 2015.

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$26,176	$657	$—	$26,833
Single issuer trust preferred security	1,000	—	(167)	833
Corporate debt securities	41,362	316	(371)	41,307
	68,538	973	(538)	68,973
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	5,950	70	—	6,020
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	5,496	66	—	5,562
	11,446	136	—	11,582
Total	$79,984	$1,109	$(538)	$80,555
Investment Securities Held-to-Maturity:
U.S. government agencies	$6,803	$29	$(1)	$6,831
State and municipal obligations	9,889	184	—	10,073
Corporate debt securities	3,940	26	—	3,966
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	25,202	154	(80)	25,276
Total	$45,834	$393	$(81)	$46,146

Total investment securities	$125,818	$1,502	$(619)	$126,701

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$816	$—	$(1)	$815
State and municipal obligations	42,007	192	(116)	42,083
Single issuer trust preferred security	1,000	—	(150)	850
Corporate debt securities	70,874	34	(926)	69,982
	114,697	226	(1,193)	113,730
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	8,797	—	(105)	8,692
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	5,986	—	(54)	5,932
	14,783	—	(159)	14,624
Total	$129,480	$226	$(1,352)	$128,354
Investment Securities Held-to-Maturity:
U.S. government agencies	$14,301	$8	$(13)	$14,296
State and municipal obligations	10,075	23	(75)	10,023
Corporate debt securities	4,011	—	(55)	3,956
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	28,834	55	(339)	28,550
Total	$57,221	$86	$(482)	$56,825

Total investment securities	$186,701	$312	$(1,834)	$185,179

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

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

For the nine months ended June 30, 2016, proceeds of available-for-sale investment securities sold amounted to approximately $50.5 million. Gross realized gains on investment securities sold amounted to approximately $451,000, while gross realized losses amounted to approximately $30,000 for the period. For the nine months ended June 30, 2015, proceeds of investment securities sold amounted to approximately $59.4 million. Gross realized gains on investment securities sold amounted to approximately $532,000, while gross realized losses amounted to approximately $95,000, for the nine months ended June 30, 2015.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2016 and September 30, 2015:

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
Single issuer trust preferred security	$—	$—	$833	$(167)	$833	$(167)
Corporate debt securities	3,533	(18)	13,248	(353)	16,781	(371)
Total	$3,533	$(18)	$14,081	$(520)	$17,614	$(538)
Investment Securities Held-to-Maturity:
U.S. government agencies	999	(1)	—	—	999	(1)
Mortgage-backed securities:
CMO, fixed-rate	2,095	(4)	7,132	(76)	9,227	(80)
Total	3,094	(5)	7,132	(76)	10,226	(81)
Total investment securities	$6,627	$(23)	$21,213	$(596)	$27,840	$(619)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$815	$(1)	$815	$(1)
State and municipal obligations	18,223	(116)	—	—	18,223	(116)
Single issuer trust preferred security	—	—	850	(150)	850	(150)
Corporate debt securities	58,064	(926)	—	—	58,064	(926)
Mortgage-backed securities:
FNMA, fixed-rate	5,459	(53)	3,233	(52)	8,692	(105)
FHLMC, fixed-rate	3,280	(25)	2,652	(29)	5,932	(54)
Total	$85,026	$(1,120)	$7,550	$(232)	$92,576	$(1,352)
Investment Securities Held-to-Maturity:
U.S. government agencies	4,792	(13)	—	—	4,792	(13)
State and municipal obligations	6,917	(75)	—	—	6,917	(75)
Corporate debt securities	3,957	(55)	—	—	3,957	(55)
Mortgage-backed securities:
CMO, fixed-rate	22,734	(339)	—	—	22,734	(339)
Total	38,400	(482)	—	—	38,400	(482)
Total investment securities	$123,426	$(1,602)	$7,550	$(232)	$130,976	$(1,834)

As of June 30, 2016, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2016, the Company held one U.S. government agency security, 11 corporate debt securities, 12 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2016 represents other-than-temporary impairment.

At June 30, 2016 and September 30, 2015, the Company had no securities pledged to secure public deposits.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following table presents information for investment securities at June 30, 2016, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	20,320	20,503
Due after five years through ten years	37,869	38,057
Due after ten years	21,795	21,995
Total	$79,984	$80,555
Investment Securities Held-to-Maturity:
Due after one year through five years	$6,803	$6,832
Due after five years through ten years	5,875	6,032
Due after ten years	33,156	33,282
Total	$45,834	$46,146

Total investment securities	$125,818	$126,701

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	June 30,	September 30,
	2016	2015
	(in thousands)
Residential mortgage	$210,621	$214,958
Construction and Development:
Residential and commercial	14,050	5,677
Land	9,904	2,142
Total Construction and Development	23,954	7,819
Commercial:
Commercial real estate	211,516	87,686
Multi-family	20,102	7,444
Other	37,091	13,380
Total Commercial	268,709	108,510
Consumer:
Home equity lines of credit	21,035	22,919
Second mortgages	31,752	37,633
Other	2,088	2,359
Total Consumer	54,875	62,911
Total loans	558,159	394,198
Deferred loan fees and cost, net	1,155	1,776
Allowance for loan losses	(5,343)	(4,667)
Total loans receivable, net	$553,971	$391,307

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2016 and September 30, 2015.  Activity in the allowance is presented for the three and nine months ended June 30, 2016 and 2015 and the year ended September 30, 2015, respectively.

	Three Months Ended June 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,399	$74	$106	$1,529	$151	$193	$133	$580	$29	$743	$4,937
Charge-offs	-	(91)	-	-	-	-	-	-	(11)	-	(102)
Recoveries	(23)	39	-	-	-	-	1	15	4	-	36
Provision	(150)	236	16	266	(13)	(37)	(9)	(72)	10	225	472
Ending Balance	$1,226	$258	$122	$1,795	$138	$156	$125	$523	$32	$968	$5,343

	Three Months Ended June 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,587	$308	$5	$1,058	$157	$59	$143	$851	$32	$412	$4,612
Charge-offs	-	-	-	-	-	-	-	(107)	-	-	(107)
Recoveries	16	23	-	3	-	1	-	23	3	-	69
Provision	(71)	3	(5)	(25)	(9)	30	(2)	(36)	(6)	121	-
Ending Balance	$1,532	$334	$-	$1,036	$148	$90	$141	$731	$29	$533	$4,574

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Nine Months Ended June 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	-	(99)	-	-	-	(255)	(54)	-	(508)
Recoveries	17	243	-	3	-	2	1	59	12	-	337
Provisions	(268)	76	87	656	34	46	(15)	(42)	50	223	847
Ending Balance	$1,226	$258	$122	$1,795	$138	$156	$125	$523	$32	$968	$5,343
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$24	$-	$-	$24
Ending balance: collectively evaluated for impairment	$1,266	$258	$122	$1,795	$138	$156	$125	$499	$32	$968	$5,319

Loans receivable:
Ending balance	$210,621	$14,050	$9,904	$211,516	$20,102	$37,091	$21,035	$31,752	$2,088		$558,159
Ending balance: individually evaluated for impairment	$787	$109	$-	$1,850	$-	$-	$20	$232	$-		$2,998
Ending balance: collectively evaluated for impairment	$209,834	$13,941	$9,904	$209,666	$20,102	$37,091	$21,015	$31,520	$2,088		$555,161

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Nine Months Ended June 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(138)	(33)	-	(220)
Recoveries	17	23	-	8	-	2	1	57	7	-	115
Provisions	(157)	21	(13)	(172)	119	38	(28)	(221)	32	471	90
Ending Balance	$1,532	$334	$-	$1,036	$148	$90	$141	$731	$29	$533	$4,574
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-	$1
Ending balance: collectively evaluated for impairment	$1,532	$334	$-	$1,036	$148	$90	$141	$730	$29	$533	$4,573

Loans receivable:
Ending balance	$219,197	$6,751	$25	$67,617	$5,451	$9,839	$23,173	$40,121	$2,523		$374,697
Ending balance: individually evaluated for impairment	$566	$121	$-	$597	$-	$-	$20	$162	$-		$1,466
Ending balance: collectively evaluated for impairment	$218,631	$6,630	$25	$67,020	$5,451	$9,839	$23,153	$39,959	$2,523		$373,231

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Year Ended September 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(138)	(34)	-	(221)
Recoveries	17	98	-	9	-	3	2	69	11	-	209
Provisions	(203)	(358)	22	26	75	55	(31)	(203)	24	683	90
Ending Balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667

Loans receivable:
Ending balance	$214,958	$5,677	$2,142	$87,686	$7,444	$13,380	$22,919	$37,633	$2,359		$394,198
Ending balance: individually evaluated for impairment	$599	$121	$-	$1,571	$-	$-	$20	$179	$-		$2,490
Ending balance: collectively evaluated for impairment	$214,359	$5,556	$2,142	$86,115	$7,444	$13,380	$22,899	$37,454	$2,359		$391,708

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2016 and September 30, 2015.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(in thousands)
June 30, 2016:
Residential mortgage	$—	$—	$787	$787	$845
Construction and Development:
Residential and commercial	—	—	109	109	109
Commercial:
Commercial real estate	—	—	1,850	1,850	1,850
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	32	24	200	232	403
Total impaired loans	$32	$24	$2,966	$2,998	$3,243
September 30, 2015:
Residential mortgage	$—	$—	$599	$599	$696
Construction and Development:
Residential and commercial	—	—	121	121	253
Commercial:
Commercial real estate	—	—	1,571	1,571	1,807
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	—	—	179	179	342
Total impaired loans	$—	$—	$2,490	$2,490	$3,134

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three and nine months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016		Nine Months Ended June 30, 2016
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$712	$—	$641	$—
Construction and Development:
Residential and commercial	251	1	164	3
Commercial:
Commercial real estate	1,593	17	1,534	48
Consumer:
Home equity lines of credit	20	—	20	—
Second mortgages	222	—	204	—
Total	$2,798	$18	$2,563	$51

	Three Months Ended June 30, 2015		Nine Months Ended June 30, 2015
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$674	$—	$819	$—
Construction and Development:
Residential and commercial	133	1	151	3
Commercial:
Commercial real estate	608	—	669	—
Other	—	—	454	12
Consumer:
Home equity lines of credit	20	—	25	—
Second mortgages	430	—	618	—
Total	$1,865	$1	$2,736	$15

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2016 and September 30, 2015.

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$208,904	$124	$1,593	$—	$210,621
Construction and Development:
Residential and commercial	13,941	—	109	—	14,050
Land	9,904	—	—	—	9,904
Commercial:
Commercial real estate	202,075	4,891	4,550	—	211,516
Multi-family	19,839	263	—	—	20,102
Other	36,148	261	682	—	37,091
Consumer:
Home equity lines of credit	20,779	—	256	—	21,035
Second mortgages	30,937	121	694	—	31,752
Other	2,076	12	—	—	2,088
Total	$544,603	$5,672	$7,884	$—	$558,159

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$214,146	$130	$682	$—	$214,958
Construction and Development:
Residential and commercial	5,450	106	121	—	5,677
Land	2,142	—	—	—	2,142
Commercial:
Commercial real estate	78,207	4,791	4,688	—	87,686
Multi-family	7,166	278	—	—	7,444
Other	12,387	272	721	—	13,380
Consumer:
Home equity lines of credit	22,801	—	118	—	22,919
Second mortgages	36,834	133	666	—	37,633
Other	2,345	14	—	—	2,359
Total	$381,478	$5,724	$6,996	$—	$394,198

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	June 30,	September 30,
	2016	2015
	(in thousands)
Residential mortgage	$785	$599
Construction and Development:
Residential and commercial	—	12
Commercial:
Commercial real estate	—	589
Consumer:
Home equity lines of credit	20	20
Second mortgages	232	179
Total non-accrual loans	$1,037	$1,399

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $12,000 and $22,000 for the three months ended June 30, 2016 and 2015, respectively, and was $29,000 and $69,000 for the nine months ended June 30, 2016 and 2015, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2016 or September 30, 2015.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2016 and September 30, 2015.

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(in thousands)
June 30, 2016:
Residential mortgage	$207,304	$305	$2,227	$785	$3,317	$210,621
Construction and Development:
Residential and commercial	14,050	—	—	—	—	14,050
Land	9,904	—	—	—	—	9,904
Commercial:
Commercial real estate	211,322	—	194	—	194	211,516
Multi-family	20,102	—	—	—	—	20,102
Other	37,091	—	—	—	—	37,091
Consumer:
Home equity lines of credit	20,858	20	137	20	177	21,035
Second mortgages	30,717	439	364	232	1,035	31,752
Other	2,086	—	2	—	2	2,088
Total	$553,434	$764	$2,924	$1,037	$4,725	$558,159

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(in thousands)
September 30, 2015:
Residential mortgage	$213,253	$913	$193	$599	$1,705	$214,958
Construction and Development:
Residential and commercial	5,665	—	—	12	12	5,677
Land	2,142	—	—	—	—	2,142
Commercial:
Commercial real estate	86,119	485	493	589	1,567	87,686
Multi-family	7,444	—	—	—	—	7,444
Other	13,380	—	—	—	—	13,380
Consumer:
Home equity lines of credit	22,899	—	—	20	20	22,919
Second mortgages	37,010	345	99	179	623	37,633
Other	2,329	30	—	—	30	2,359
Total	$390,241	$1,773	$785	$1,399	$3,957	$394,198

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

 The Company had five loans classified as TDRs with an aggregate outstanding balance of $2.0 million and $1.6 million at June 30, 2016 and September 30, 2015, respectively. At June 30, 2016, these loans were also classified as impaired. All of the TDR loans continue to perform under the restructured terms through June 30, 2016 and we continued to accrue interest on such loan through such date. Two commercial loans to one borrower, with an aggregate balance of $482,000 at June 30, 2016, were returned to accruing status at December 31, 2015 and consolidated into one loan during the second quarter of fiscal 2016. During the third quarter of fiscal 2016, a commercial loan with an outstanding balance of $386,000 was classified as a performing TDR and impaired loan. At September 30, 2015, the two commercial loans to one borrower with a balance of $492,000 were non-accruing. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $1.7 million and $1.2 million of residential real estate properties in the process of foreclosure at June 30, 2016 and September 30, 2015, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents our TDR loans as of June 30, 2016 and September 30, 2015.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
At June 30, 2016:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	4	1,850	—	—
Total	5	$1,959	—	$—
At September 30, 2015:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	4	1,474	2	982
Total	5	$1,583	2	$982

The following table reports the performing status all of TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	June 30, 2016		September 30, 2015
	Performing	Non-Performing	Performing	Non-Performing
	(in thousands)
Construction and Development:
Residential and commercial	$109	$—	$109	$—
Commercial:
Commercial real estate	1,850	—	982	492
Total	$1,959	$—	$1,091	$492

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table shows the activity in loans which were first deemed to be TDRs during the three and nine months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(dollars in thousands)
Commercial:
Commercial real estate	1	$386	$386	2	$499	$499
Total troubled debt restructurings	1	$386	$386	2	$499	$499

	For the Nine Months Ended June 30, 2016			For the Nine Months Ended June 30, 2015
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(dollars in thousands)
Commercial:
Commercial real estate	1	$386	$386	2	$499	$499
Total troubled debt restructurings	1	$386	$386	2	$499	$499

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

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

As of June 30, 2016, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

 The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2016:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2016:

Tier 1 Leverage (Core) Capital (to average assets)	$86,851	11.05%	$31,448	4.00%	$39,309	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	86,851	14.86%	26,299	4.50%	37,988	6.50%
Tier 1 Capital (to risk weighted assets)	86,851	14.86%	35,066	6.00%	46,754	8.00%
Total Risk Based Capital (to risk weighted assets)	92,256	15.79%	46,754	8.00%	58,443	10.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2016 and September 30, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2016:

Tier 1 Leverage (to average assets)	$81,425	10.37%	$31,412	4.00%	$39,264	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	81,425	13.95%	26,275	4.50%	37,952	6.50%
Tier 1 Capital (to risk weighted assets)	81,425	13.95%	35,033	6.00%	46,711	8.00%
Total Capital (to risk weighted assets)	86,830	14.87%	46,711	8.00%	58,388	10.00%

As of September 30, 2015:

Tier 1 Leverage (to average assets)	$69,030	10.80%	$25,573	4.00%	$31,966	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	69,030	15.90%	19,538	4.50%	28,222	6.50%
Tier 1 Capital (to risk weighted assets)	69,030	15.90%	26,051	6.00%	34,734	8.00%
Total Capital (to risk weighted assets)	73,759	16.99%	34,734	8.00%	43,418	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At June 30, 2016, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended June 30, 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $295,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2016 and September 30, 2015:

	June 30, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$548	Other liabilities	August 3, 2020
February 5, 2016	20,000	327	Other liabilities	February 1, 2021

	September 30, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$348	Other liabilities	August 3, 2020

The tables below presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and nine months ended June 30, 2016. There were no derivatives held by the Company at or for the three and nine months ended June 30, 2015.

	For the Three Months Ended June 30, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(139)	$(44)	$—
February 5, 2016	(215)	(34)	—

	For the Nine Months Ended June 30, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(383)	$(148)	$—
February 5, 2016	(381)	(55)	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

The company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.

At June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $926,000. As of June 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.3 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements  – (continued)

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at June 30, 2016 or September 30, 2015.

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$26,833	$—	$26,833	$—
Single issuer trust preferred security	833	—	833	—
Corporate debt securities	41,307	—	41,307	—
Total investment securities available-for-sale	68,973	—	68,973	—
Mortgage-backed securities available-for-sale:
FNMA, fixed-rate	6,020	—	6,020	—
FHLMC, fixed-rate	5,562	—	5,562	—
Total mortgage-backed securities available-for-sale	11,582	—	11,582	—
Total investments securities available for sale	$80,555	$—	$80,555	$—

Liabilities:
Derivative instruments	$875	$—	$875	$—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

	September 30, 2015
	Total	Level 1	Level 2	Level 3
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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2016 and September 30, 2015:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Other real estate owned	$700	$—	$—	$700
Impaired loans(1)	8	—	—	8
Total	$708	$—	$—	$708

	June 30, 2016
	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Other real estate owned	$700	Appraisal of collateral(2)	Collateral discounts(3)	18%/(18%)
Impaired loans(1)	8	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$708

(1) At June 30, 2016, consisted of one loan with an aggregate balance of $32,000 and with $24,000 in specific loan loss allowance.

(2) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.

(3) Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three and nine months ended June 30, 2016, the Company did not have any additions to our mortgage servicing assets. The following table shows active information regarding significant techniques and inputs used at September 30, 2015 for measures in a non-recurring basis using unobservable inputs (Level 2):

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and September 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2016 and September 30, 2015 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of June 30, 2016 or September 30, 2015.

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

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2016 and September 30, 2015 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2016:
Financial assets:
Cash and cash equivalents	$78,383	$78,383	$78,383	$—	$—
Investment securities available-for-sale	80,555	80,555	—	80,555	—
Investment securities held-to-maturity	45,834	46,146	—	46,146	—
Loans held for sale	304	304	304	—	—
Loans receivable, net	553,971	578,587	—	—	578,587
Accrued interest receivable	2,714	2,714	—	2,714	—
Restricted stock	5,548	5,548	—	5,548	—
Mortgage servicing rights (included in Other Assets)	349	323	—	323	—
Financial liabilities:
Savings accounts	46,056	46,056	—	46,056	—
Checking and NOW accounts	130,025	130,025	—	130,025	—
Money market accounts	147,103	147,103	—	147,103	—
Certificates of deposit	255,859	258,477	—	258,477	—
FHLB advances	123,000	125,366	—	125,366	—
Derivatives (included in Other Liabilities)	875	875	—	875	—
Accrued interest payable	436	436	—	436	—

September 30, 2015:
Financial assets:
Cash and cash equivalents	$40,263	$40,263	$40,263	$—	$—
Investment securities available-for-sale	128,354	128,354	—	128,354	—
Investment securities held-to-maturity	57,221	56,825	—	56,825	—
Loans receivable, net	391,307	400,305	—	—	400,305
Accrued interest receivable	2,484	2,484	—	2,484	—
Restricted stock	4,765	4,765	—	4,765	—
Mortgage servicing rights	401	416	—	416	—
Financial liabilities:
Savings accounts	45,189	45,189	—	45,189
Checking and NOW accounts	109,907	109,907	—	109,907	—
Money market accounts	108,706	108,706	—	108,706	—
Certificates of deposit	201,720	203,257	—	203,257	—
FHLB advances	103,000	104,889	—	104,889	—
Derivatives	348	348	—	348	—
Accrued interest payable	396	396	—	396	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

Deferred income taxes at June 30, 2016 and September 30, 2015 were as follows:

	June 30,	September 30,
	2016	2015
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available-for-sale	$—	$383
Allowance for loan losses	3,245	2,985
Non-accrual interest	50	98
Write-down of real estate owned	113	106
Alternative minimum tax (AMT) credit carryover	248	128
Low-income housing tax credit carryover	217	337
Supplement Employer Retirement Plan	409	455
Charitable contributions	56	36
Depreciation	25	205
Unrealized loss on derivatives	297	—
Federal net operating loss	4,929	6,375
Other	387	338
Total Deferred Tax Assets	9,976	11,446
Valuation allowance for DTA	(7,830)	(8,043)
Total Deferred Tax Assets, Net of Valuation Allowance	2,146	3,403
Deferred Tax Liabilities:
State net operating income	—	(187)
Unrealized gain on investments available-for-sale	(194)	—
Mortgage servicing rights	(119)	(136)
Other	(235)	(206)
Total Deferred Tax Liabilities	(548)	(529)
Deferred Tax Assets, Net	$1,598	$2,874

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) included in shareholders’ equity are as follows:

	June 30,	September 30,
	2016	2015
	(in thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$571	$(1,011)
Tax effect	(195)	344
Net of tax amount	376	(667)

Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	—	(115)
Tax effect	—	39
Net of tax amount	—	(76)

Fair value adjustments on derivatives	(875)	(348)
Tax effect	298	12
Net of tax amount	(577)	(336)

Total accumulated other comprehensive loss	$(201)	$(1,079)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net unrealized holding gains (losses) on available-for-sale securities	$972	$(2,001)	$2,111	$1,108

Net realized gains on securities available-for-sale	(229)	(145)	(421)	(437)

Amortization (accretion) of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	3	(82)	7	(115)

Fair value adjustments on derivatives	(278)	—	(527)	—

Other comprehensive income (loss) before taxes	468	(2,228)	1,170	556
Tax effect	(159)	757	(292)	(190)
Total comprehensive income (loss)	$309	$(1,471)	$878	$366

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2016 and September 30, 2015. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at June 30, 2016 was appropriate under GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2016, the Company had $708,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $1.6 million and $2.9 million at June 30, 2016 and at September 30, 2015, respectively. Our total deferred tax assets decreased to $10.0 million at June 30, 2016 compared to $11.4 million at September 30, 2015. The Company’s DTA allowance as of September 30, 2015 of $8.0 million has decreased by $213,000 to $7.8 million for the nine months ended June 30, 2016. The Company recorded a full valuation allowance in the amount of $56,000 as of June 30, 2016 for all of the charitable contribution carry-forwards that the Company does not believe it will be able to utilize prior to expiration in September 2016 and September 2018 and beyond for this DTA prior to the utilization of the NOL.

Due to the improvement on the Company’s earnings performance, both on a book and taxable income basis, the Company projects to achieve three consecutive fiscal years of positive book income for the fiscal year ended September 30, 2016 and has already exhibited five consecutive quarters of positive taxable income as of the quarter ended December 31, 2015. Therefore, the Company has the intent to keep the DTA valuation allowance at $7.8 million through the quarter ended June 30, 2016 and if projected earnings are met, will take a full reversal of the DTA valuation for the fiscal year ended September 30, 2016 net of any federal income tax for the same period. As a result, the Company would expect to record a negative provision for income tax in the fourth quarter of fiscal 2016.

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

Earnings

 Net income available to common shareholders for the three months ended June 30, 2016 amounted to $1.6 million compared to net income of $1.2 million for the comparable three-month period ended June 30, 2015. The Company recorded earnings per common share of $0.25 for the three months ended June 30, 2016 as compared with earnings of $0.19 per common share for the same three months in fiscal 2015. The annualized return on average assets was 0.81 percent for the three months ended June 30, 2016, compared to annualized return on average assets of 0.77 percent for three months ended June 30, 2015. The annualized return on average shareholders’ equity was 7.41 percent for the three-month period ended June 30, 2016, compared to 6.01 percent in annualized return on average shareholders’ equity for the three months ended June 30, 2015.

Net income available to common shareholders for the nine months ended June 30, 2016 amounted to $4.2 million compared to net income of $2.5 million for the comparable nine-month period ended June 30, 2015. The Company recorded earnings per common share of $0.66 for the nine months ended June 30, 2016 as compared with earnings of $0.40 per common share for the same nine months in fiscal 2015. The annualized return on average assets was 0.76 percent for the nine months ended June 30, 2016, compared to annualized return on average assets of 0.55 percent for nine months ended June 30, 2015. The annualized return on average shareholders’ equity was 6.67 percent for the nine-month period ended June 30, 2016, compared to 4.26 percent in annualized return on average shareholders’ equity for the nine months ended June 30, 2015.

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

Net Interest Income (tax-equivalent basis)

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2016	2015	Increase (Decrease)	Percent Change	2016	2015	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$5,562	$4,030	$1,532	38.01%	$15,233	$12,361	$2,872	23.23%
Investment securities	900	1,089	(189)	(17.36)	3,086	2,560	526	20.55
Dividends, restricted stock	65	65	—	—	182	244	(62)	(25.41)
Interest-bearing cash accounts	70	15	55	366.67	129	62	67	108.06
Total interest income	6,597	5,199	1,398	26.89	18,630	15,227	3,403	22.35
Interest expense:
Deposits	1,180	843	337	39.98	3,305	2,561	744	29.05
Borrowings	570	458	112	24.45	1,631	1,322	309	23.37
Total interest expense	1,750	1,301	449	34.51	4,936	3,883	1,053	27.12
Net interest income on a fully tax-equivalent basis	4,847	3,898	949	24.35	13,694	11,344	2,350	20.72
Tax-equivalent adjustment (1)	(67)	(60)	(7)	11.67	(203)	(109)	(94)	86.24
Net interest income, as reported under GAAP	$4,780	$3,838	$942	24.54%	$13,491	$11,235	$2,256	20.08%

(1) Computed using a federal income tax rate of 34 percent for the three and nine months ended June 30, 2016 and 2015.

Net interest income on a fully tax-equivalent basis increased $949,000, or 24.4 percent, to $4.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. For the three months ended June 30, 2016, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis decreased five basis points to 2.56 percent from 2.61 percent during the three months ended June 30, 2015. For the three months ended June 30, 2016, there was no change in the average yield on interest-earning assets, although there was an increase of four basis points in the average cost of interest-bearing liabilities, resulting in a decrease in the Company’s net interest spread of four basis points for the period. Net interest margin decreased during the third quarter of fiscal 2016 primarily as a result of deferred costs associated with broker loan payoffs and higher average cash balances compressing down on the margin for the three months ended June 30, 2016.

Net interest income on a fully tax-equivalent basis increased $2.4 million, or 20.7 percent, to $13.7 million for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. For the nine months ended June 30, 2016, the net interest margin on a fully tax-equivalent basis increased four basis points to 2.64 percent from 2.60 percent during the nine months ended June 30, 2015. For the nine months ended June 30, 2016, an increase in the average yield on interest-earning assets of 11 basis points was partially offset by an increase in the average cost of interest-bearing liabilities of three basis points, resulting in an increase in the Company’s net interest spread of eight basis points for the period.

For the three-month period ended June 30, 2016, total interest income on a tax-equivalent basis increased by $1.4 million, or 26.9 percent, to $6.6 million, compared to the three months ended June 30, 2015. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio. The average balance of the loan portfolio increased by $164.0 million, to $543.0 million, from an average of $379.0 million in the three months ended June 30, 2015, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 71.6 percent of average interest-earning assets during the third quarter of fiscal 2016 compared to 63.4 percent in the same quarter in fiscal 2015. The average balance of investment securities decreased during the quarter ended June 30, 2016 by $37.4 million, to $141.3 million, compared to the third quarter of fiscal 2015.

For the nine-month period ended June 30, 2016, total interest income on a tax-equivalent basis increased by $3.4 million, or 22.4 percent, to $18.6 million, compared to the nine months ended June 30, 2015. This increase in interest income was due primarily to a volume increase in loans and investment securities. The average balance of the loan portfolio increased by $100.7 million, to $485.2 million during the nine months of fiscal 2016, from an average of $384.5 million in the nine months ended June 30, 2015, reflecting net increases in construction loans and commercial loans in the loan portfolio. Average loans represented approximately 70.3 percent of average interest-earning assets during the nine months ended June 30, 2016 compared to 66.1 percent in the nine months ended June 30, 2015. The average balance of investment securities increased during the nine months ended June 30, 2016 by $13.3 million, to $161.4 million, compared to the nine months ended June 30, 2015.

For the three months ended June 30, 2016, interest expense increased $449,000, or 34.5 percent, to $1.8 million, compared to the same three-month period in fiscal 2015. The average rate of total interest-bearing liabilities increased four basis points to 1.06 percent for the three months ended June 30, 2016, from 1.02 percent for the three months ended June 30, 2015. During the same period, the average balance of total interest-bearing liabilities increased by $146.8 million. This increase primarily reflects an increase in the average balance of money market accounts of $79.4 million, a $32.5 million increase in the average balance of certificates of deposit accounts and an increase in the average balance of borrowings of $27.0 million.  For the three months ended June 30, 2016, the Company’s net interest spread on a tax-equivalent basis decreased to 2.42 percent, from 2.46 percent for the three months ended June 30, 2015.

For the nine months ended June 30, 2016, interest expense increased $1.1 million, or 27.1 percent, from the nine months ended June 30, 2015. The average rate of total interest-bearing liabilities increased three basis points to 1.07 percent for the nine months ended June 30, 2016, from 1.04 percent for the nine months ended June 30, 2015. During the same period, the volume of average interest-bearing liabilities increased by $119.9 million. This increase in volume of average interest-bearing liabilities primarily reflects an increase in the average balance of money market accounts of $68.1 million, a $24.4 million increase in the average balance of certificates of deposit accounts and an increase in the average balance of borrowings of $25.4 million. For the nine months ended June 30, 2016, the Company’s net interest spread on a tax-equivalent basis increased to 2.53 percent, from 2.45 percent for the nine months ended June 30, 2015.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30, 2016 and 2015 Increase (Decrease) Due to Change in:			Nine Months Ended June 30, 2016 and 2015 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$6,971	$(5,439)	$1,532	$4,311	(1,439)	2,872
Investment securities	(913)	724	(189)	308	218	526
Interest-bearing cash accounts	56	(1)	55	(12)	79	67
Dividends, restricted stock	58	(58)	—	69	(131)	(62)
Total interest-earning assets	6,172	(4,774)	1,398	4,676	(1,273)	3,403
Interest-bearing liabilities:
Money market deposits	294	(124)	170	225	228	453
Savings deposits	—	2	2	—	—	—
Certificates of deposit	462	(321)	141	358	(95)	263
Other interest-bearing deposits	8	16	24	2	26	28
Total interest-bearing deposits	764	(427)	337	585	159	744
Borrowings	512	(400)	112	509	(200)	309
Total interest-bearing liabilities	1,276	(827)	449	1,094	(41)	1,053
Change in net interest income	$4,896	$(3,947)	$949	$3,582	$(1,232)	$2,350

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

	Three Months Ended June 30,
	2016			2015
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$542,985	$5,562	4.10%	$378,953	$4,030	4.25%
Investment securities	141,292	900	2.55	178,713	1,089	2.44
Interest-bearing cash accounts	68,362	70	0.41	35,472	15	0.17
Dividends, restricted stock	5,550	65	4.68	4,531	65	5.74
Total interest-earning assets	758,189	6,597	3.48	597,669	5,199	3.48
Non interest-earning assets:
Cash and due from banks	1,371			3,982
Bank-owned life insurance	18,231			18,590
Other assets	13,530			14,340
Allowance for loan losses	(5,132)			(4,649)
Total non interest-earning assets	28,000			32,263
Total assets	$786,189			$629,932
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$152,833	$238	0.62%	$73,430	$68	0.37%
Savings deposits	44,877	9	0.08	44,637	7	0.06
Certificates of deposit	243,306	888	1.46	210,757	747	1.42
Other interest-bearing deposits	94,441	45	0.19	86,822	21	0.10
Total interest-bearing deposits	535,457	1,180	0.88	415,646	843	0.81
Borrowings	123,434	570	1.85	96,462	458	1.90
Total interest-bearing liabilities	658,891	1,750	1.06	512,108	1,301	1.02
Non interest-bearing liabilities:
Demand deposits	34,360			28,943
Other liabilities	7,172			8,674
Total non interest-bearing liabilities	41,532			37,617
Shareholders’ equity	85,766			80,207
Total liabilities and shareholders’ equity	$786,189			$629,932
Net interest income (tax equivalent basis)		4,847			3,898
Net interest spread			2.42%			2.46%
Net interest margin (tax equivalent basis)			2.56%			2.61%
Tax equivalent effect			0.04%			0.04%
Net interest margin on a GAAP basis			2.52%			2.57%
Tax-equivalent adjustment (2)		(67)			(60)
Net interest income		$4,780			$3,838

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended June 30, 2016 and 2015.

	Nine Months Ended June 30,
	2016			2015
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$485,204	$15,233	4.19%	$384,487	$12,361	4.28%
Investment securities	161,379	3,086	2.55	148,058	2,560	2.31
Interest-bearing cash accounts	38,665	129	0.44	44,989	62	0.19
Dividends, restricted stock	5,155	182	4.71	4,248	244	7.65
Total interest-earning assets	690,403	18,630	3.60	581,782	15,227	3.49
Non interest-earning assets:
Cash and due from banks	20,393			2,087
Bank-owned life insurance	18,098			18,461
Other assets	14,583			13,748
Allowance for loan losses	(4,815)			(4,621)
Total non interest-earning assets	48,259			29,675
Total assets	$738,662			$611,457
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$136,149	$626	0.61%	$68,041	$173	0.33%
Savings deposits	44,950	22	0.07	44,916	22	0.07
Certificates of deposit	234,715	2,567	1.46	210,346	2,304	1.47
Other interest-bearing deposits	88,013	90	0.14	86,014	62	0.09
Total interest-bearing deposits	503,827	3,305	0.87	409,317	2,561	0.84
Borrowings	113,341	1,631	1.92	87,908	1,322	2.00
Total interest-bearing liabilities	617,168	4,936	1.07	497,225	3,883	1.04
Non interest-bearing liabilities:
Demand deposits	30,598			27,571
Other liabilities	6,963			7,423
Total non interest-bearing liabilities	37,561			34,994
Shareholders’ equity	83,933			79,238
Total liabilities and shareholders’ equity	$738,662			$611,457
Net interest income (tax equivalent basis)		13,694			11,344
Net interest spread			2.53%			2.45%
Net interest margin (tax equivalent basis)			2.64%			2.60%
Tax equivalent effect			0.03%			0.03%
Net interest margin on a GAAP basis			2.61%			2.57%
Tax-equivalent adjustment (2)		(203)			(109)
Net interest income		$13,491			$11,235

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended June 30, 2016 and 2015.

Investment Portfolio

At June 30, 2016, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate securities, trust preferred securities, asset backed securities and equity securities.

During the nine months ended June 30, 2016, approximately $50.5 million in investment securities were sold from the Company’s available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund new loan volume. The Company’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, the Company has been actively reviewing its investments and has engaged in certain transactions in its investment securities in its efforts to protect itself from undue interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company determines to sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended June 30, 2016, the average balance of our investment securities decreased $37.4 million to approximately $141.3 million, or 18.6 percent of average interest-earning assets, from $178.7 million on average, or 29.9 percent of average interest-earning assets, for the three months ended June 30, 2015. For the nine months ended June 30, 2016, the average balance of our investment securities increased $13.3 million to approximately $161.4 million, or 23.4 percent of average interest-earning assets, from $148.1 million on average, or 25.5 percent of average interest-earning assets, for the nine months ended June 30, 2015.

During the three-month period ended June 30, 2016, the volume-related factors applicable to the investment portfolio decreased interest income by approximately $913,000 while rate-related changes resulted in an increase in interest income of approximately $724,000 from the three months ended June 30, 2015. The tax-equivalent yield on investments increased by 11 basis points to 2.55 percent for the three-month period ended June 30, 2016 from 2.44 percent for the three months ended June 30, 2015.

During the nine-month period ended June 30, 2016, the volume-related factors applicable to the investment portfolio increased interest income by approximately $308,000 while rate-related changes resulted in an increase in interest income of approximately $218,000 from the nine months end June 30, 2015. The tax-equivalent yield on investments increased by 24 basis points to 2.55 percent for the nine-month period ended June 30, 2016 from 2.31 percent for the nine-month period ended June 30, 2015.

At June 30, 2016, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in shareholders’ equity, net of tax, amounted to $376,000 as compared with net unrealized losses of $743,000 at September 30, 2015. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At June 30, 2016, total gross loans amounted to $558.2 million, an increase of $164.0 million, or 41.6 percent, as compared to September 30, 2015. For the nine-month period ended June 30, 2016, an increase of $160.2 million in commercial loans and a $16.1 million increase in construction and development loans were partially offset by a $4.3 million decrease in residential mortgage loans and a $8.0 million reduction in consumer loans as compared to September 30, 2015. Total gross loans recorded in the nine months ended June 30, 2016 included $272.4 million of new loans and advances, which was partially offset by payoffs and principal payments of $108.4 million.

At June 30, 2016, the Company had $116.3 million in outstanding loan commitments which are expected to close and be funded during the quarter ending September 30, 2016.

The average balance of our total loans increased $164.0 million, or 43.3 percent, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, while the average yield on loans decreased by 15 basis points as compared with the same period in fiscal 2015. The increase in average total loan volume was due primarily to increased loan originations. The volume-related factors during the period increased interest income by $7.0 million, while the rate-related changes decreased interest income by $5.4 million.

The average balance of our total loans increased $100.7 million, or 26.2 percent, for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015, while the average yield on loans decreased by nine basis points as compared with the same period in fiscal 2015. The increase in average total loan volume was due primarily to increased loan originations. The volume-related factors during the period increased interest income by $4.3 million, while the rate-related changes decreased interest income by $1.4 million.

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

At June 30, 2016, the level of the allowance was $5.3 million compared to $4.7 million at September 30, 2015. The allowance for loan losses as a percentage of total loans amounted to 0.96 percent at June 30, 2016 compared to 1.18 percent at September 30, 2015. We recorded $472,000 and $847,000, of provisions to the allowance for the three and nine months ended June 30, 2016. There were no provisions to the allowance for the three months ended June 30, 2015 and $90,000 for the nine months ended June 30, 2015. The net charge-offs were $66,000 for the three months ended June 30, 2016 compared to $38,000 in net charge-offs for the three months ended June 30, 2015, bringing the Company’s net charge offs to $171,000 for the nine months ended June 30, 2016 compared to net charge offs of $105,000 for the nine months ended June 30, 2015.

Provision expense was higher during the nine months of fiscal 2016 due to an increase in loans.  Given the loan activity that closed in the nine months, recent loan growth and anticipated loan growth in subsequent quarters, the Company expects to lower the unallocated component of the allowance and incur charges to provision expense in future periods to raise the allowance for loan losses commensurate with loan growth and other risk factors.

The level of the allowance for the respective periods of fiscal 2016 and fiscal 2015 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2016 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

 Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended June 30,
	2016	2015
	(dollars in thousands)

Balance at beginning of period	$4,667	$4,589
Provision for loan losses	847	90
Charge-offs:
Residential mortgage	9	—
Construction and Development:
Residential and commercial	91	1
Commercial:
Commercial real estate	99	48
Consumer:
Home equity lines of credit	—	—
Second mortgages	255	138
Other	54	33
Total charge-offs	508	220
Recoveries:
Residential mortgage	17	17
Construction and Development:
Residential and commercial	243	23
Commercial:
Commercial real estate	3	8
Other	2	2
Consumer:
Home equity lines of credit	1	1
Second mortgages	59	57
Other	12	7
Total recoveries	337	115
Net charge-offs	171	105
Balance at end of period	$5,343	$4,574
Ratios:
Ratio of allowance for loan losses to non-accrual loans in portfolio	515.24%	337.07%
Ratio of net charge-offs to average loans outstanding in portfolio(1)	0.05%	0.04%
Ratio of net charge-offs to total allowance for loan losses(1)	4.27%	3.06%

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

	June 30, 2016	September 30,2015
	(in thousands)
Non-accrual loans	$1,037	$1,399
Accruing loans past due 90 days or more	—	—
Total non-performing loans	1,037	1,399
Other real estate owned	700	1,168
Total non-performing assets	$1,737	$2,567

Troubled debt restructured loans — performing	$1,959	$1,091

At June 30, 2016, non-performing assets totaled $1.7 million, or 0.22 percent of total assets, as compared with $2.6 million, or 0.39 percent, at September 30, 2015 and $2.7 million, or 0.44 percent, at June 30, 2015. The decrease was attributable to two commercial loans to one borrower with an outstanding balance of approximately $492,000 at September 30, 2015 which were returned to accruing status during the first quarter of fiscal 2016, as well as, $117,000 in charge-offs, payments of $201,000, offset in part by the addition of six single residential loans (totaling approximately $363,000) and three second mortgages (totaling approximately $84,000) into non-accrual status.

The Company held $700,000 and $1.2 million in other real estate owned at June 30, 2016 and September 30, 2015, respectively. The decrease was attributable to three single residential loans sold during the nine months of fiscal 2016. The $468,000 decrease in REO at June 30, 2016 compared to September 30, 2015, was due to $493,000 of sales of REO, at a net gain of $45,000, as well $20,000 in reduction to fair value of the remaining property which are reflected in other REO expense during the first nine months of fiscal 2016. OREO at June 30, 2016 consisted of one commercial property, which is under contract of sale and scheduled to close during the fourth quarter of fiscal 2016, reducing OREO to zero.

Troubled debt restructured loans, totaled $2.0 million and $1.6 million at June 30, 2016 and at September 30, 2015. A total of $2.0 and $1.1 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at June 30, 2016 and September 30, 2015, respectively. At June 30, 2016, all troubled debt restructured loans were deemed performing, while $492,000 in troubled debt restructured loans were deemed non-performing at September 30, 2015. The increase in performing troubled debt restructured loans at June 30, 2016 compared to September 30, 2015 was primarily due to two commercial loans to one borrower, with an outstanding balance of approximately $492,000, being returned to accruing status during the first quarter of fiscal 2016, as well as a commercial loan with an outstanding balance of $386,000 being classified as a performing TDR during the third quarter of fiscal 2016.

Overall credit quality in the Bank’s loan portfolio at June 30, 2016 remained relatively strong. Non-performing loans amounted to $1.0 million and $1.4 million at June 30, 2016 and September 30, 2015, respectively. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of June 30, 2016, have been identified and internally risk-rated as assets specially mentioned or substandard. Special mention loans were $5.7 million at June 30, 2016 and September 30, 2015, respectively. Substandard loans were $7.9 million and $7.0 million at June 30, 2016 and September 30, 2015. The change in substandard loans of $888,000 from September 30, 2015 to June 30, 2016, was as a result of seven loans with an aggregate balance of $1.5 million at June 30, 2016 being classified as substandard loans, as well as four loans previously designated as management attention loans being classified as substandard loans with an aggregate balance of $196,000 during the nine months ended June 30, 2016. One loan with a balance of $327,000 at September 30, 2015, was paid-off, while one loan was sold with an outstanding balance of $113,000 at September 30, 2015. Additionally, three substandard loans with an aggregate balance of $116,000 were fully charged-off during the first nine months of fiscal 2016. Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At June 30, 2016, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2016	2015	Increase (Decrease)	Percent Change	2016	2015	Increase (Decrease)	Percent Change
Service charges and other fees	$227	$286	$(59)	(20.63)%	$665	$820	$(155)	(18.90)%
Rental income-other	55	61	(6)	(9.84)	155	189	(34)	(17.99)
Gain on sale of investments, net	229	145	84	57.93	421	437	(16)	(3.66)
Gain on sale of loans, net	20	16	4	25.00	90	55	35	63.64
Earnings on bank-owned life insurance	128	132	(4)	(3.03)	387	395	(8)	(2.03)
Total other income	$659	$640	$19	2.97%	$1,718	$1,896	$(178)	(9.39)%

For the three months ended June 30, 2016, total other income amounted to $659,000, compared to total other income of $640,000 for the three months ended June 30, 2015. The increase of $19,000 for the three months ended June 30, 2016 was primarily the result of an $84,000 increase in net gains on sales of investment securities compared to the three months ended June 30, 2015. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $430,000 for the three months ended June 30, 2016, compared to $495,000 for the three months ended June 30, 2015. The decrease in other income in the third quarter of fiscal 2016 when compared to the third quarter of fiscal 2015 (excluding securities gains) was primarily from a decrease in service charges of $59,000, a decrease in rental income of $6,000 and a decrease in earnings on bank-owned insurance of $4,000. These decreases were partially offset by an increase of $4,000 in net gain on sale of loans.

For the nine months ended June 30, 2016, total other income decreased $178,000, or 9.4 percent, to $1.7 million, compared to $1.9 million for the nine months ended June 30, 2015. The decrease was primarily as a result of a $16,000 decrease in net gains on sales of investment securities, a $155,000 decrease in service charges, a $34,000 decrease in rental income, and a $8,000 decrease in earnings on bank-owned insurance, partially offset by an increase of $35,000 in net gain on sale of loans. Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of $1.3 million for the nine months ended June 30, 2016 compared to $1.5 million for the comparable period in fiscal 2015, a decrease of $162,000, or 11.1 percent.

Other Expense

 The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2016	2015	Increase (Decrease)	Percent Change	2016	2015	Increase (Decrease)	Percent Change
Salaries and employee benefits	$1,600	$1,333	$267	20.03%	$4,621	$4,611	$10	0.22%
Occupancy expense	469	407	62	15.23	1,348	1,296	52	4.01
Federal deposit insurance premium	40	203	(163)	(80.03)	472	554	(82)	(14.80)
Advertising	26	54	(28)	(51.85)	81	199	(118)	(59.30)
Data processing	278	312	(34)	(10.90)	845	915	(70)	(7.65)
Professional fees	415	364	51	14.01	1,176	1,141	35	3.07
Other real estate owned (income) expense, net	(8)	32	(40)	(125.00)	(1)	(63)	62	(98.41)
Other operating expense	558	568	(10)	(1.76)	1,621	1,854	(233)	(12.57)
Total other expense	$3,378	$3,273	$105	3.21%	$10,163	$10,507	$(344)	(3.27)%

For the three months ended June 30, 2016, total other expense increased $105,000, or 3.2 percent, from the three months ended June 30, 2015. For the nine months ended June 30, 2016, total other expense decreased $344,000, or 3.3 percent, from the nine months ended June 30, 2015.

Salaries and employee benefits expense for the three month ended June 30, 2016 increased $267,000, or 20.0 percent, over the three month ended June 30, 2015. For the nine months ended June 30, 2016, salaries and employee benefits expense increased $10,000, or 0.2 percent, over the nine months ended June 30, 2015. Increases for the three and nine month-period ended June 30, 2016, primarily reflected increases in salaries and employee benefits primarily due to workforce increases.

Occupancy expense for the three month ended June 30, 2016 increased $62,000 compared to the three month ended June 30, 2015. For the nine months ended June 30, 2015, occupancy expense increased $52,000 over the nine months ended June 30, 2015. Increase for the three and nine month-period ended June 30, 2016, primarily reflected the cost associated with our two new private banking / loan production offices in Villanova, Pennsylvania and Morristown, New Jersey.

Federal deposit insurance premium for the three months ended June 30, 2016 decreased $163,000, or 80.0 percent, compared to the three months ended June 30, 2015. For the nine months ended June 30, 2016, Federal deposit insurance premium decreased $82,000, or 14.8 percent, over the nine months ended June 30, 2015. The decrease in the federal deposit insurance premium for the three and nine month-period ended June 30, 2016, is due to the termination on January 21, 2016 of the Formal Agreement with the Office of the Comptroller of the Currency (“OCC”).

Advertising for the three months ended June 30, 2016 decreased $28,000, or 51.9 percent, compared to the three months ended June 30, 2015. For the nine months ended June 30, 2016, advertising decreased $118,000, or 59.3 percent, over the nine months ended June 30, 2015. The decrease for the three and nine month-period ended June 30, 2016, is due to reductions in advertising retainers.

Data processing expense for the three months ended June 30, 2016 decreased $34,000, or 10.9 percent, compared to the three months ended June 30, 2015. For the nine months ended June 30, 2016, data processing expense decreased $70,000, or 7.7 percent, over the nine months ended June 30, 2015.

Professional fee expense for the three months ended June 30, 2016 increased $51,000, or 14.0 percent, compared to the three months ended June 30, 2015. For the nine months ended June 30, 2016, professional fee expense increased $35,000, or 3.1 percent, over the nine months ended June 30, 2015.

OREO (income) expense, net changed by $40,000 or 125.0 percent, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For the nine months ended June 30, 2016, OREO (income) expense, net changed by $62,000, or 98.4 percent, over the nine months ended June 30, 2015. The change was primarily due to the sale of three properties during fiscal 2016. Due to the sale of such properties, there was a net gain of $45,000, offset by a $20,000 write-down on the remaining commercial property, which is under contract of sale and scheduled to close during the fourth quarter of fiscal 2016.

Other operating expense for the three months ended June 30, 2016 decreased $10,000, or 1.8 percent, compared to the three months ended June 30, 2015.  For the nine months ended June 30, 2016, other operating expense decreased $233,000, or 12.6 percent, over the nine months ended June 30, 2015. The decrease for the three months ended June 30, 2016 was primarily due to a $64,000 decrease in other operating expense related to $105,000 in reimbursement for an insurance claim paid in fiscal 2015 and a $33,000 decrease in OCC assessment fees. The decreases were partially offset by increases of $27,000 associated with annual credit review such as appraisals and searches, a $23,000 increase in business expenses related to entertainment and meals, a $12,000 increase in expenses related to education, subscriptions and dues and a $11,000 increase in telephone expense. For the nine months ended June 30, 2016, other operating expense decreased $233,000, or 12.6 percent, over the nine months ended June 30, 2015. The decrease for the nine months ended June 30, 2016 in other operating expense was related to $105,000 in reimbursement for an insurance claim paid in fiscal 2015 and a reduction of $22,000 in expenses related to education, subscriptions and dues. These expenses were offset by an increase of $83,000 in business expenses related to entertainment and meals and a $57,000 increase in telephone expense.

Provision for Income Taxes

 For the three and nine months ended June 30, 2016 and 2015, the Company recorded no income tax expense. The effective tax rates for the three and nine months ended June 30, 2016 and 2015 was 0.0 percent.

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

At June 30, 2016, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.56:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2016, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At June 30, 2016, the Company had $78.4 million in cash and cash equivalent compared to $40.3 million at September 30, 2015. In addition, our available for sale investment securities amounted to $80.6 million at June 30, 2016 and $128.4 million at September 30, 2015.

Deposits

Total deposits increased to $579.0 million at June 30, 2016 from $465.5 million at September 30, 2015. Deposit growth is a result of business development efforts, our expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $438.5 million at September 30, 2015 to $549.6 million at June 30, 2016, an increase of $111.1 million or 25.3 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $52.3 million to a total of $377.0 million at June 30, 2016 as compared to $324.7 million at September 30, 2015. Time deposits $100,000 and over increased $58.8 million as compared to September 30, 2015 primarily due to an increase in the number of certificates of deposit. Time deposits $100,000 and over represented 29.8 percent of total deposits at June 30, 2016 compared to 24.5 percent at September 30, 2015.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $323.2 million at June 30, 2016 increased by $59.4 million, or 22.5 percent, from September 30, 2015. Total demand deposits, savings and money market accounts were 55.8 percent of total deposits at June 30, 2016 and 56.7 percent at September 30, 2015. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $16.0 million, or 6.19 percent, from $258.1 million at September 30, 2015 to $274.1 million at June 30, 2016 and represented 47.3 percent of total deposits at June 30, 2016 as compared with 55.5 percent at September 30, 2015.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the nine-month period of fiscal 2016.

The following table depicts the Company’s core deposit mix at June 30, 2016 and September 30, 2015 based on the Company’s alternative calculation:

	June 30, 2016		September 30, 2015		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(dollars in thousands)
Non interest-bearing demand	$29,416	10.7%	$27,010	10.5%	$2,406
Interest-bearing demand	100,609	36.7	82,897	32.1	17,712
Savings	46,056	16.8	45,189	17.5	867
Money market deposits under $100,000	14,786	5.4	15,154	5.9	(368)
Certificates of deposits under $100,000	83,253	30.4	87,880	34.0	(4,627)
Total core deposits	$274,120	100.0%	$258,130	100.0%	$15,990

Total deposits	$579,043		$465,522		$113,521
Core deposits to total deposits		47.3%		55.5%

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of June 30, 2016, the Company’s outstanding balance of FHLB advance, totaled $123.0 million. Of these advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $60.0 million, representing six separate advances maturing during the fiscal years 2016, 2018 and 2019. At June 30, 2016, there were two short-term FHLB advances of $35.0 million of fixed-rate borrowing with rollover of 90 days.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of June 30, 2016.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations(1)	$40,046	$30,954	$57,070	$—	$128,070
Certificates of deposit(1)	155,986	73,741	23,251	6,562	259,540
Operating lease obligations	96	795	853	6,131	7,875
Total contractual obligations	$196,128	$105,490	$81,174	$12,693	$395,485

(1) Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the nine months ended June 30, 2016, cash and cash equivalents increased by $38.1 million over the balance at September 30, 2015. Net cash of $6.7 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $4.2 million was adjusted principally by net gains on sales of investment securities of $421,000, amortization of premiums and accretion of discounts on investment securities net of $967,000, an increase in other assets of $567,000 and a decrease in other liabilities of $334,000. Net cash used by investing activities amounted to approximately $104.2 million, primarily reflecting a net decrease in investment securities of $59.2 million. Net cash of $135.7 million was provided by financing activities, primarily from the increase in deposits of $113.5 million and a $20.0 million increase in FHLB advances.

Shareholders’ Equity

 Total shareholders’ equity amounted to $86.7 million, or 10.9 percent of total assets, at June 30, 2016, compared to $81.4 million or 12.4 percent of total assets at September 30, 2015. Book value per common share was $13.21 at June 30, 2016, compared to $12.41 at September 30, 2015.

	June 30,	September 30,
	2016	2015
	(in thousands, except for share data)
Shareholders’ equity	$86,650	$81,391

Book value per common share	$13.21	$12.41

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, indicated that management’s review of the Company’s internal control over financial reporting identified certain deficiencies which, in the aggregate, constituted a material weakness at September 30, 2015, and described the Company’s remediation plan to address such deficiencies. Such remediation efforts included: enhancement of the Company’s procedures with respect to documentation and identification of troubled debt restructurings; enhancement of the Company’s analysis and review process with respect to impaired loans; and re-evaluation of its policies and procedures regarding use of real estate appraisers who are not on the Company’s list of approved appraisers. During the quarter ended December 31, 2015, the Company commenced the remediation efforts described in Item 9A of its Annual Report on Form 10-K and such efforts continued during the quarter ended June 30, 2016; the Company is continuing its efforts with respect thereto.

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

MALVERN BANCORP, INC.

August 9, 2016	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

August 9, 2016	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer

