Form 10-K
period 2016-09-30
MALVERN BANCORP, INC.
filed 2016-12-14
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐ NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $92.7 million, based on the last sale price on NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 12, 2016 was 6,560,403.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

The Bank has one subsidiary, Strategic Asset Management Group, Inc. (“SAMG”), a Pennsylvania corporation. SAMG holds a 50% ownership interest in Malvern Insurance Associates, LLC (“Malvern Insurance”), a Pennsylvania limited liability company. Malvern Insurance is a licensed insurance broker under Pennsylvania law.

During September 2014, the Bank and Malvern Bancorp dissolved two former investment subsidiaries, Malvern Federal Holdings, Inc. and Malvern Federal Investments, Inc., both of which were Delaware corporations that held and managed certain investment securities.

Malvern Federal Savings Bank is a federally chartered, FDIC-insured savings bank that was originally organized in 1887. The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, as well as eight other financial centers located throughout Chester and Delaware Counties, Pennsylvania and a Private Banking Loan Production headquarters office in Morristown, New Jersey.

The Bank’s principal business consists of attracting deposits from businesses and the general public primarily in Chester County, Pennsylvania and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, construction and development loans, commercial and multi-family real estate loans, commercial business loans, home equity loans and lines of credit and other consumer loans, as well as investing in investment securities. In addition to Chester County, our lending efforts are focused in neighboring Bucks County, Montgomery County and Delaware County, which are also in southeastern Pennsylvania, New Jersey and the New York metropolitan marketplace. We also service client needs in the greater Philadelphia market area. Our primary market niche is providing personalized service to our client base.

The Bank’s revenues are derived principally from interest on loans and investment securities, loan commitment and customer service fees and our mortgage banking operation. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market both with servicing retained and released. The Bank’s primary expenses are interest expense on deposits and borrowings, provisions for loan losses and general operating expenses.

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

The Bank, through its partnership with Bell Rock Capital, offers through its private banking and wealth management division personalized wealth management and advisory services to high net worth individuals and families. Services provided include liquidity management, investment services, custody, wealth planning, trust and fiduciary services, insurance and 401k services.

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

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences.

Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Bank’s lending policies generally provide for lending inside of our primary market area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan customers to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. We believe that having senior management on-site allows for an enhanced local presence and rapid decision-making that attracts borrowers. The Bank’s legal lending limit to any one borrower is 15% of the Banks’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($13.6 million) and 25% of the capital base for loans secured by readily marketable collateral ($22.6 million). At September 30, 2016, the Bank’s largest committed relationship totaled $10.0 million.

Our business model includes using industry best practices for community banks, including personalized service, state-of-the-art technology and extended hours. We believe that this will generate deposit accounts with larger average balances than we might attract otherwise. We also use pricing techniques in our efforts to attract banking relationships having larger than average balances.

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

On October 7, 2014, the Bank entered into a formal written agreement (the “Formal Agreement”) with the OCC. The Formal Agreement was terminated effective January 21, 2016. As a result of such termination, the Bank is no longer considered to be in “troubled condition.”

Dodd-Frank Act

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly changed the bank regulatory structure and significantly impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and future impact of the Dodd-Frank Act may not be known for many more months or years. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•	A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	State consumer financial law is preempted only if it would have a discriminatory effect on a federal savings association, prevents or significantly interferes with the exercise by a federal savings association of its powers or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or another state law with substantively equivalent terms.

•	Deposit insurance has been permanently increased to $250,000.

•	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•	Authority over savings and loan holding companies transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

•	The Home Owners’ Loan Act was amended to provide that leverage capital requirements and risk-based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges, which includes the Nasdaq, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K has been amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. This information must be reported for the first time for the first full fiscal year beginning on or after January 1, 2017.

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

Under recently enacted legislation, savings and loan holding companies became subject to statutory capital requirements. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) became effective. The amendments made the SBHC Policy applicable to savings and loan holding companies such as Malvern Bancorp, and increased the asset threshold to qualify to be subject to the provisions of the SBHC Policy from $500 million to $1 billion. Savings and loan holding companies that have total assets of $1 billion or less are subject to the SBHC Policy and are not required to comply with the regulatory capital requirements set forth in the table below. Such treatment continues until Malvern Bancorp’s total assets exceed $1 billion or the Federal Reserve Board deems it to no longer be a small savings and loan holding company. However, if Malvern Bancorp had been subject to the requirements, it would have been in compliance with them as of September 30, 2016.

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

The leverage capital requirement is calculated as a percentage of total assets and the other three capital requirements are calculated as a percentage of risk-weighted assets. For a more detailed discussion of current capital rules, see “Regulatory Capital Requirements” under “Regulation of Malvern Federal Savings Bank” below.

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

All savings associations that are subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

Federal Securities Laws. Malvern Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. Malvern Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

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

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The Company is in compliance with the various provisions of the Volcker Rule.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, or FICO, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

As noted above, the Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). The FDIC has adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% on June 30, 2016. Accordingly, surcharges began on July 1, 2016. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply for each quarter the reserve ratio is above 1.38%, in amounts as determined by the FDIC.

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

Savings institutions such as Malvern Federal Savings Bank are currently required to satisfy the following capital requirements:

•	Tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

•	Common equity Tier 1 capital requirement – generally consists of retained earnings and common stock instruments equal to at least 4.5% of “risk weighted” assets;

•	Tier 1 capital requirement – equal to at least 6.0%;

•	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets for the most highly rated institutions;

•	an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated savings associations effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

•	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Malvern Federal Savings Bank had no intangible assets at September 30, 2016. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Malvern Federal Savings Bank’s regulatory capital.

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

The table below sets forth Malvern Federal Savings Bank's capital position relative to the OCC’s regulatory capital requirements at September 30, 2016. Malvern Bancorp is not subject to the regulatory capital ratios imposed by the Dodd-Frank Act on savings and loan holding companies because it was deemed to be a small savings and loan holding company as of September 30, 2016.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital (to adjusted tangible assets)	$85,030	10.79%	$31,533	4.00%	$39,417	5.00%	$45,613	5.79%
Common equity Tier 1 (to risk-weighted assets)	$85,030	14.24	$26,875	4.50	$38,820	6.50	$46,210	7.74
Tier 1 risk-based capital (to risk-weighted assets)	$85,030	14.24	$35,834	6.00	$47,779	8.00	$37,251	6.24
Total risk-based capital (to risk-weighted assets)	$90,526	15.16	$47,779	8.00	$59,723	10.00	$30,803	5.16

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

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of the institution’s common or preferred stock or (3) the savings institution is a subsidiary of a savings and loan holding company and the proposed dividend is not a cash dividend. If a savings institution, such as Malvern Federal Savings Bank, that is the subsidiary of a savings and loan holding company, has filed a notice with the Federal Reserve Board for a cash dividend and is not required to file an application or notice with the OCC for any of the reasons described above, then the savings institution is only required to provide an informational copy to the OCC of the notice filed with the Federal Reserve Board.

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

At September 30, 2016, Malvern Federal Savings Bank met the requirements to be deemed a QTL.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Malvern Federal Savings Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2016, was in compliance with the above restrictions.

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

Federal Home Loan Bank System. Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2016, Malvern Federal Savings Bank had $118.0 million of FHLB advances outstanding and $127.8 million available on its line of credit with the FHLB.

As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2016, Malvern Federal Savings Bank had $5.4 million in FHLB stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the Federal Housing Finance Agency significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2016, Malvern Federal Savings Bank had met its reserve requirement.

Employees

As of September 30, 2016, we had a total of 83 full-time equivalent employees. No employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

Item 1A. Risk Factors.

An investment in our common stock involves risks. Stockholders should carefully consider the risks described below, together with all other information contained in this Annual Report on Form 10-K, before making any purchase or sale decisions regarding our common stock. If any of the following risks actually occur, our business, financial condition or operating results may be harmed. In that case, the trading price of our common stock may decline, and stockholders may lose part or all of their investment in our common stock.

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Lending money is a significant part of the banking business. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $2.3 million at September 30, 2016. Our allowance for loan losses was approximately $5.4 million at September 30, 2016. Our loans between thirty and eighty-nine days delinquent totaled $4.7 million at September 30, 2016.

The changing economic environment may continue to adversely impact our operations and results.

Negative developments in the financial services industry since 2008 have resulted in uncertainty in the financial markets in general and a related general economic downturn globally. As a consequence of the most recent United States recession, business activities across a wide range of industries face serious difficulties due to the decline in the housing market and lack of consumer spending.

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

Changes in interest rates could adversely affect our financial condition and results of operations.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We also attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2016, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans of $231.4 million, or 40.0% of total loans;

•	construction and development loans of $28.6 million, or 4.9% of total loans;

•	commercial and industrial loans of $58.3 million, or 10.1% of total loans;

•	residential real estate loans of $209.2 million, or 36.2% of total loans and

•	consumer loans of $50.9 million, or 8.8% of total loans

Commercial real estate loans, which comprised 40.0% of our total loan portfolio as of September 30, 2016, expose us to a greater risk of loss than do residential mortgage loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

Although the economy in our market area generally, and the real estate market in particular, is improving, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate to historic levels. Many factors could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earning will decrease.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Our deferred tax asset valuation allowance resulted in a one-time favorable impact to operations.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability to determine whether it is more likely that not (i.e. likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded. The determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

During the fourth quarter of fiscal 2016, the Company reversed $7.8 million representing the valuation allowance related to net deferred tax assets, which contributed to a net tax benefit for the quarter of $6.0 million. The impact of the reversal and subsequent income tax benefit positively affected net income for the fourth quarter and full fiscal year 2016 results.

The reversal of the valuation allowance on net deferred tax assets was based on management’s judgment that the net deferred tax asset will be realized by the Company. The Company has reported positive cumulative pre-tax earnings over the prior two year period ended September 30, 2016, representing eight quarters. These historical results in conjunction with management’s expectations of future projected taxable income supported the Company’s decision to reverse the valuation allowance on net deferred tax assets.

As for the remaining items related to the other temporary timing differences, the realization of a deferred tax asset requires us to exercise meaningful judgment and predict future occurrences, which is inherently uncertain.  However, based on the types of some of the deferred assets, we reasonably estimate that the recovery period for these particular deferred assets to be ten years or less.

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

Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania, New Jersey and the New York metropolitan marketplace.  Our business depends significantly on general economic conditions in these market areas.  These areas experienced deteriorating economic conditions during 2008 through 2015.  A continued downturn in the local real estate market could harm our financial condition and results of operation in the following ways:

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

As of September 30, 2016, the fair value of our investment securities portfolio was approximately $107.2 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees or if we lose the services of our senior management team.

Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. The loss of members of our senior management team, including those officers named in the summary compensation table of our proxy statement, could have a material adverse effect on our results of operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches), but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Bank owns and maintains the premises in which the headquarters and six full-service financial centers are located, and leases a financial center in Glen Mills, Pennsylvania and in Villanova, Pennsylvania and a private banking office in Morristown, New Jersey. The location of each of the offices is as follows:

Paoli Headquarters	42 East Lancaster Avenue, Paoli, PA 19301
Paoli Financial Center	34 East Lancaster Avenue, Paoli, PA 19301
Malvern Financial Center	100 West King Street, Malvern, PA 19355
Exton Financial Center	109 North Pottstown Pike, Exton, PA 19341
Coventry Financial Center	1000 Ridge Road, Pottstown, PA 19465
Berwyn Financial Center	650 Lancaster Avenue, Berwyn, PA 19312
Lionville Financial Center	537 West Uwchlan Avenue, Downingtown, PA 19335
Glen Mills Financial Center	940 Baltimore Pike, Glen Mills, PA 19342
Villanova Private Banking Office	801 East Lancaster Avenue, Villanova, PA 19085
Morristown Private Banking Office	163 Madison Avenue, 3rd Floor, Morristown, NJ 07960

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “MLVF”. As of September 30, 2016, the Company had 459 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks. On September 30, 2016, the closing sale price was $16.40.

The following table sets forth the high and low closing sales price of a share of the Company’s common stock for the years ended September 30, 2016 and 2015.

	Year Ended September 30,
	2016		2015
	High	Low	High	Low
First Quarter	$17.70	$15.31	$12.17	$11.10
Second Quarter	$17.65	$15.67	$14.00	$11.80
Third Quarter	$16.50	$15.40	$15.25	$13.24
Fourth Quarter	$17.20	$15.00	$15.96	$14.51

For the years ended September 30, 2016 and 2015, no cash dividends per share of common stock were declared by the Company.

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Company’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite, the SNL Mid-Atlantic Bank Index and the SNL Mid-Atlantic Thrift Index for the period from October 12, 2012 through September 30, 2016.

Malvern Bancorp, Inc.

	Period Ending
Index	10/12/12	09/30/13	09/30/14	09/30/15	09/30/16
Malvern Bancorp, Inc.	100.00	115.82	103.55	142.27	149.09
S&P 500	100.00	120.23	143.96	143.08	165.15
SNL Mid-Atlantic U.S. Bank	100.00	130.00	149.06	152.69	161.22
SNL Mid-Atlantic U.S. Thrift	100.00	115.60	127.90	150.10	150.36

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of September 30, 2016 and 2015 and the selected consolidated summary of operating data for the years ended September 30, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of September 30, 2014, 2013 and 2012 and the selected consolidated summary of operating data for the years ended September 30, 2013 and 2012 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

	At September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Summary of Operating Data:
Total interest and dividend income	$25,244	$20,462	$20,167	$22,301	$25,775
Total interest expense	6,732	5,248	5,071	6,944	8,412
Net interest income	18,512	15,214	15,096	15,357	17,363
Provision for loan losses	947	90	263	11,235	810
Net interest income after provision for loan losses	17,565	15,124	14,833	4,122	16,553
Total other income	2,333	2,535	2,155	2,860	2,427
Total other expenses	13,922	13,961	16,644	19,775	16,393
Income tax (benefit) expense	(5,966)	-	21	6,010	628
Net income (loss)	$11,942	$3,698	$323	$(18,803)	$1,959
Earnings (loss) per share(1)	$1.86	$0.58	$0.05	$(2.96)	$0.31
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Statement of Financial Condition Data
Securities available for sale	$66,387	$128,354	$100,943	$124,667	$80,508
Securities held to maturity	40,551	57,221	-	-	-
Loans held for sale	-	-	-	10,367	-
Loans receivable, net	574,160	391,307	386,074	401,857	457,001
Total assets	821,272	655,690	542,264	601,554	711,812
Deposits	602,046	465,522	412,953	484,596	540,988
FHLB borrowings	118,000	103,000	48,000	38,000	48,085
Shareholders’ equity	94,591	81,391	76,772	75,406	62,636
Allowance for loan losses	5,434	4,667	4,589	5,090	7,581
Non-accrual loans in portfolio	1,617	1,399	2,391	1,901	9,749
Non-performing assets in portfolio	2,313	2,567	4,355	5,863	14,343
Performing troubled debt restructurings in portfolio	2,039	1,091	1,009	1,346	8,187
Non-performing assets and performing troubled debt restructurings in portfolio	4,352	3,658	5,364	7,209	22,530

Performance Ratios:
Return on average assets	1.59%	0.60%	0.06%	(2.79)%	0.30%
Return on average equity	14.05	4.65	0.43	(20.24)	3.15
Interest rate spread(2)	2.53	2.48	2.59	2.25	2.66
Net interest margin(3)	2.65	2.62	2.74	2.43	2.79
Non-interest expenses to average total assets	1.85	2.25	2.84	2.93	2.50
Efficiency ratio(4)	67.22	77.62	96.74	110.95	85.95

Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	0.28	0.35	0.62	0.47	2.11
Non-performing assets as a percent of total assets	0.28	0.39	0.80	0.97	2.01
Non-performing assets and performing troubled debt restructurings as a percent of total assets	0.53	0.56	0.99	1.20	3.17
Allowance for loan losses as a percent of gross loans	0.94	1.18	1.18	1.26	1.64
Allowance for loan losses as a percent of non-accrual loans	234.93	333.60	191.93	267.75	77.76
Net charge-offs to average loans outstanding	0.04	0.00	0.19	3.07	0.69

Capital Ratios(5):
Total risk-based capital to risk weighted assets	15.16	16.99	20.75	18.97	14.22
Tier 1 risk-based capital to risk weighted assets	14.24	15.90	19.50	17.72	12.96
Tangible capital to tangible assets	N/A	N/A	12.09	10.91	7.70
Tier 1 leverage (core) capital to adjustable tangible assets	10.79	10.80	12.09	10.91	7.70
Shareholders’ equity to total assets	11.52	12.41	14.16	12.54	8.80

(1)	The calculation for the year ended September 2012 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on October 11, 2012.
(2)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(3)	Net interest income divided by average interest earning assets.
(4)	Efficiency ratio, which is a non-GAAP financial measure, is computed by dividing other expense, less non-core items, by net interest income on a tax equivalent basis plus other income, excluding net securities gains (losses). Included in non-core items are costs which include expenses related to the Company’s corporate restructuring initiatives. The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluate comparative results. See table below for the calculation of the efficiency ratio.
(5)	Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.

The following table presents the calculation of efficiency ratio.

	At September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Other expense	$13,922	$13,961	$16,644	$19,775	$16,393
Less: non-core items	111	439	-	-	-
Other expense, excluding non-core items	13,811	13,522	16,644	19,775	16,393
Net interest income (tax-equivalent basis)	18,777	15,400	15,152	15,442	17,396
Other income, excluding net investment securities gains	1,768	2,020	2,052	2,381	1,676
Total	20,545	17,420	17,204	17,823	19,072
Efficiency ratio	67.22%	77.62%	96.74%	110.95%	85.95%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to our audited consolidated financial statements contain a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

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

The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. In addition, the OCC, as an integral part of their examination process, periodically reviews our allowance for loan losses. The OCC may require us to make additional provisions for loan losses based upon information available to them at the time of their examination. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods.

Other Real Estate Owned

Assets acquired through foreclosure typically consist of other real estate owned and financial assets acquired from debtors. Other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The fair value of other real estate owned is determined using current market appraisals obtained from approved independent appraisers, agreements of sale, and comparable market analysis from real estate brokers, where applicable. Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2016, the Company had $8,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

Income Taxes

During the fourth quarter of fiscal 2016, the Company reversed approximately $7.8 million representing the valuation allowance related to net deferred tax assets, which contributed to a net tax benefit for the year of $6.0 million. The impact of the reversal and subsequent income tax benefit positively affected net income for the fourth quarter and full fiscal year 2016 results.

The reversal of the valuation allowance on net deferred tax assets was based on management’s judgment that the net deferred tax asset will be realized by the Company. The Company has reported positive cumulative pre-tax earnings over the prior two year period ended September 30, 2016, representing eight quarters. These historical results in conjunction with management’s expectations of future projected taxable income supported the Company’s decision to reverse the valuation allowance on net deferred tax assets.

We make estimates and judgments to calculate various of our tax liabilities and determine the recoverability of our deferred tax assets (“DTAs”), which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Our net deferred tax asset amounted to $8.8 million and $2.9 million at September 30, 2016 and at September 30, 2015, respectively. Our total deferred tax assets decreased to $9.4 million at September 30, 2016 compared to $11.4 million at September 30, 2015. The Company’s DTA allowance as of September 30, 2015 of $8.0 million has decreased by $8.0 million to $61,000 at September 30, 2016.

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

Derivatives

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

Improving Core Earnings. With interest rates falling to historically low levels, it has become increasingly difficult for financial institutions to maintain acceptable levels of net interest income. Until recently, with the Bank unable to grow its asset base and loan portfolio, increasing interest income has been a challenge. This lack of growth in the loan portfolio through fiscal year-end 2014, combined with higher deposit and borrowing costs, had contributed to a decline in the Banks’ net interest margin. In an effort to achieve consistent sustainable earnings, i.e. improve the net interest margin, we have implemented specific product and pricing strategies designed to increase the yield on loans and reduce the cost of funding. In fiscal 2014, we resumed originating commercial real estate loans and commercial business loans, which have higher yields than single-family residential mortgage loans, on a relatively modest basis in accordance with our business plan and our strengthened loan underwriting and loan administration policies and procedures. We also have established a funding composition plan, which is designed to increase checking accounts, primarily non-interest bearing accounts, as well as savings and money market accounts. We are attempting to increase our core deposits, which we define as all deposit accounts other than certificates of deposit. At September 30, 2016, our core deposits amounted to 58.4% of total deposits ($351.8 million), compared to 56.7% of total deposits ($263.8 million) at September 30, 2015. We have continued our promotional efforts to increase core deposits. We review our deposit products on an ongoing basis and we are considering additional deposit products and are currently offering more flexible delivery options, such as mobile banking, as part of our efforts to increase core deposits. We expect to increase our commercial checking accounts and we plan to enhance our cross-marketing as part of our efforts to gain additional deposit relationships with our loan customers.

Maintain Low Levels of Problem Assets. We are continuing in our efforts to maintain low levels of problem assets. At September 30, 2016, our total non-performing assets in portfolio were $2.3 million or 0.28% of total assets, reflecting a reduction of $12.0 million, or 83.9%, compared to $14.3 million of total non-performing assets at September 30, 2012 (when total non-performing assets amounted to 2.01% of total assets). The October 2013 bulk sale of problem loans resulted in a dramatic reduction of the Company’s non-performing assets. The bulk sale was undertaken as an efficient mechanism for disposing of non-performing and underperforming assets and improving the Bank’s credit quality in the process. As a result of the sale, the Company significantly reduced its exposure to sectors that experienced economic weakness and significant declines in collateral valuations and has substantially reduced the amount of non-accruing loans.

Growing Our Loan Portfolio and Resuming Commercial Real Estate and Construction and Development Lending. We have resumed, the origination of commercial real estate loans and construction and development loans in our market area. Such loans are being underwritten in accordance with our strengthened loan underwriting standards and our enhanced credit review and administration procedures. We continue to believe that we can be a successful niche lender to small and mid-sized commercial borrowers and homebuilders in our market area. In light of the improvements in economic conditions and real estate values, we believe that the resumption of commercial real estate and construction and development lending in a planned, deliberative fashion with the loan underwriting and administrative enhancements that we have implemented in recent periods, together with modest loan growth, will increase our interest income and our returns in future periods.

Increasing Market Share Penetration. We operate in a competitive market area for banking products and services. In recent years, we have been working to increase our deposit share in Chester and Delaware counties and we increased our marketing and promotional efforts. During fiscal year 2016, we continued to execute on our business plans and have positioned the Company to take advantage of the growth activity we are achieving in our markets, which includes the opening of a full-service financial center in Villanova, Pennsylvania and a private banking / loan production office in Morristown, New Jersey. Our business plans call for us to achieve the transition to a commercial bank balance sheet. With entry into New Jersey lending market, we are working to solidify and expand the service relationship with our new customers. In our effort to increase market share as well as non-interest income, we plan to evaluate increasing our business in non-traditional products, such as wealth management.

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

Introduction

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Company’s earnings performance for the year ended September 30, 2016.

The Company was proactive with its balance sheet strategies throughout fiscal 2016 in order to reduce exposure to interest rates through a reduction in higher cost funding and non-core balances in the deposit mix coupled with an improvement in the earning asset mix. The Company’s progress in growing and improving its balance sheet earning asset mix has helped to expand its spread and margin.

The Company’s net income in fiscal 2016 was $11.9 million, or $1.86 per fully diluted common share, compared to net income of $3.7 million in fiscal 2015, or $0.58 per fully diluted common share. In September 2016, the Company reversed approximately $7.8 million representing the valuation allowance related to net deferred tax assets, which contributed to a net tax benefit of $6.0 million. The impact of the reversal and subsequent income tax benefit positively affected net income for fiscal 2016. Excluding the net tax benefit of $6.0 million, net income attributable to the Company would have been approximately $6.0 million, or $0.93 per fully diluted common share, for fiscal 2016. Besides the reversal of the valuation allowance, the growth in earnings performance in fiscal 2016 was primarily attributable to earnings from core operations. Earnings for fiscal 2016 and associated operating performance was characterized by solid revenue growth, loan generation and a continuation of our stable and favorable asset quality profile. Earnings were positively impacted by growth in net interest income, primarily from an increase in the average balance of earning assets of $122.7 million, as well as an increase of eight basis points in the average yield. There was an increase of three basis points in the average rate paid on interest-bearing liabilities in fiscal 2016 compared to fiscal 2015.

For the year ended September 30, 2016, net interest income on a fully taxable equivalent basis amounted to $18.8 million, compared to $15.4 million for fiscal 2015. For fiscal 2016, interest income increased by $4.9 million while interest expense increased by $1.5 million from fiscal 2015. As noted above, in fiscal 2016 compared to fiscal 2015, the average balance of our average interest earning assets increased $122.7 million while the net interest spread and margin increased on a tax-equivalent basis by five basis points and three basis points, respectively. For fiscal 2016, the Company’s net interest margin increased to 2.65 percent as compared to 2.62 percent for fiscal 2015.

For the year ended September 30, 2016, total other income decreased $202,000 as compared with the year ended September 30, 2015, from $2.5 million to $2.3 million. The decrease in fiscal 2016 was primarily a result of a $66,000 decrease in service charges, a $38,000 decrease in rental income, and a $163,000 decrease in earnings on bank-owned insurance, partially offset by an increase of $50,000 in net gains on sales of investment securities, an increase of $14,000 in net gain on sale of loans and an increase in gain on disposal of fixed assets of $1,000.

For the year ended September 30, 2016, total other expense decreased $39,000, or 0.3 percent, compared to the year ended September 30, 2015. The decrease primarily reflected a $205,000 decrease in federal deposit insurance, a $108,000 decrease in advertising, a $108,000 decrease in data processing expense and a $200,000 decrease in other operating expenses. These decreases were partially offset by an increase in salaries and employee benefits of $292,000, a $105,000 increase in occupancy expense, a $112,000 increase in professional fees and a $73,000 change in other real estate owned (income) expense, net.

The Company continues to move forward with momentum in expanding our presence in key markets. We continue to execute on our business plans and are positioning the Company to take advantage of the growth activity we are achieving in our markets, which included our new loan production locations in Morristown, New Jersey and Villanova, Pennsylvania. With the entry into New Jersey lending market, we are working to solidify and expand the service relationship with our new customers. We remain excited by the potential to create incremental shareholder value from our strategic growth. We believe that our earnings performance demonstrates the Company’s commitment to achieving meaningful growth, an essential component of providing consistent and favorable long-term returns to our shareholders. However, while we continue to see an improvement in balance sheet strength and core earnings performance, we still remain cautious about the credit stability of the broader markets.

Total assets at September 30, 2016 were $821.3 million, an increase of 25.3 percent from assets of $655.7 million at September 30, 2015. The increase in assets primarily reflects the growth of $182.9 million in our net loan portfolio, as well as an increase of $56.5 million in cash and cash equivalents and a $6.0 million increase in our deferred income taxes as a result of the reversal of the valuation allowance. These increases were partially offset by a decrease of $78.6 million in our investment securities portfolio. The Company continued to expand its client base and loan production, deploying cash from increased deposit production into a more efficient earning asset mix. The growth in the earning asset portfolio was funded in part through deposit growth of $136.5 million.

Our loan portfolio increased in fiscal 2016 as compared to fiscal 2015. Overall, the total portfolio increased year over year by approximately $184.2 million or 46.7 percent from fiscal 2015. Demand for both commercial loans and real estate loans prevailed throughout the year in the Company’s market in Pennsylvania and New Jersey, despite the economic climate at both the state and national levels. The increase in the total loan portfolio at September 30, 2016 compared to September 30, 2015, primarily reflected an increase of $181.2 million in commercial loans and a $20.8 million increase in construction and development loans. These increases were partially offset by a $5.8 million decrease in residential mortgage loans and a $12.0 million reduction in consumer loans at September 30, 2016 as compared to September 30, 2015. The Company is encouraged by loan demand and positive momentum is expected to continue in growing our loan portfolio in fiscal 2017. At September 30, 2016, the Company had $107.9 million in overall undisbursed loan commitments, which includes largely unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Company’s ‘‘Approved, Accepted but Unfunded’’ pipeline, which includes approximately $72.7 million in commercial real estate loans, $13.8 million in commercial term loans and lines of credit, $7.0 million in construction loans and $4.0 million in residential mortgages expected to fund over the next 90 days.

Asset quality remains high and a primary focus of the Company. Even so, the stability of the economy and credit markets remains uncertain and as such, has had an impact on certain credits within our portfolio. At September 30, 2016, non-performing assets totaled $2.3 million or 0.28 percent of total assets, a decline from $2.6 million or 0.39 percent at September 30, 2015. The decrease was attributable to two commercial loans to one borrower with an outstanding balance of approximately $492,000 at September 30, 2015 which were returned to accruing status during fiscal 2016, as well as $117,000 in charge-offs, payments of $212,000, offset in part by the addition of seven single residential loans (totaling approximately $658,000), one commercial real estate loan (totaling approximately $193,000) and six consumer loans (totaling approximately $186,000) into non-accrual status.  In addition, the Company reduced other real estate owned at September 30, 2016 to zero as compared to $1.2 million at September 30, 2015. The decrease was attributable to three single residential loans and one commercial real estate loan sold during the fiscal 2016. The decrease in REO at September 30, 2016 compared to September 30, 2015, was due to $1.2 million of sales of REO, at a net gain of $19,000, as well as $20,000 in reduction to fair value which are reflected in other REO expense during fiscal 2016.

At September 30, 2016, the level of the allowance was $5.4 million compared to $4.7 million at September 30, 2015. The allowance for loan losses as a percentage of total loans amounted to 0.94 percent at September 30, 2016 compared to 1.18 percent at September 30, 2015. We recorded $947,000 and $90,000, of provisions to the allowance for the years ended September 30, 2016 and 2015, respectively. The net charge-offs amounted to $180,000 and $12,000 for the years ended September 30, 2016 and 2015, respectively. The allowance for loan losses as a percent of total non-performing loans amounted to 234.9 percent at September 30, 2016 and 333.6 percent at September 30, 2015. This increase in the ratio of the allowance for loan losses to total non-performing loans from September 30, 2015 to September 30, 2016 was due to the increase in the level of non-performing loans.

Deposits grew strongly during fiscal 2016, with total deposits of $602.0 million at September 30, 2016, increasing $136.5 million, or 29.3 percent, since September 30, 2015. Deposit growth is a result of business development efforts, our expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Interest-bearing demand, savings, money market, and certificates of deposit less than $100,000 increased $75.7 million or 23.3 percent to a total of $400.4 million at September 30, 2016 as compared to $324.7 million at September 30, 2015. Time deposits $100,000 and over increased $53.3 million at September 30, 2016 as compared to September 30, 2015. Time deposits $100,000 and over represented 27.8 percent of total deposits at September 30, 2016 compared to 24.5 percent at September 30, 2015.

Total shareholders’ equity amounted to $94.6 million, or 11.5 percent, of total assets at September 30, 2016 compared to $81.4 million, or 12.4 percent, of total assets at September 30, 2015. Book value per common share (total common shareholders’ equity divided by the number of shares outstanding) increased to $14.42 at September 30, 2016, as compared with $12.41 at September 30, 2015, primarily as a result of earnings of $11.9 million in fiscal 2016.

At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.24 percent, tier 1 leverage ratio was 10.79 percent, tier 1 risk-based capital ratio was 14.24 percent and the total risk-based capital ratio was 15.16 percent. At September 30, 2015, the Bank’s common equity tier 1 ratio was 15.90 percent, tier 1 leverage ratio was 10.80 percent, tier 1 risk-based capital ratio was 15.90 percent and the total risk-based capital ratio was 16.99 percent. At September 30, 2016, the Bank was in compliance with all applicable regulatory capital requirements.

The following sections discuss the Company’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended September 30, 2016 was $11.9 million as compared to $3.7 million earned in fiscal 2015 and $323,000 earned in fiscal 2014. Out net income for fiscal 2016 increased by 222.9 percent compared to fiscal 2015. For fiscal 2016, the fully diluted earnings per common share was $1.86 as compared with $0.58 per share in fiscal 2015 and $0.05 per share in fiscal 2014.

For the year ended September 30, 2016, the Company’s return on average shareholders’ equity (‘‘ROE’’) was 14.05 percent and its return on average assets (‘‘ROA’’) was 1.59 percent. The comparable ratios for the year ended September 30, 2015, were ROE of 4.65 percent and ROA of 0.60 percent.

Earnings for fiscal 2016 benefitted from the reversal of the valuation allowance related to net deferred tax assets and the increase in net interest income. The decreases in non interest income, primarily in service charges and other fees, rental income and earnings on bank owned life insurance, which were partially offset by an increase in net gain on sale of investments and net gain on sale of loans. The decrease in non-interest expenses was due to decreases in FDIC insurance, advertising expenses, data processing expense and other operating expenses. These decreases were partially offset by increases in salaries and benefits, occupancy expenses, professional fees and OREO expenses.

Use of Non-GAAP Disclosures

Reported amounts are presented in accordance with U.S. GAAP. The Company’s management believes that the supplemental non-GAAP information contained herein, including the efficiency ratio, are utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

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

	Year Ended September 30,
	2016			2015			2014
(Dollars in thousands)	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change

Interest income:
Loans, including fees	$21,216	$4,724	28.64	$16,492	$(1,251)	(7.05)	$17,743	$(2,436)	(12.07)
Investment securities	3,830	57	1.51	3,773	1,470	63.83	2,303	252	12.29
Dividends, restricted stock	250	(61)	(19.61)	311	188	152.85	123	104	547.37
Interest-bearing cash accounts	213	141	195.83	72	18	33.33	54	(83)	(60.58)
Total interest income	25,509	4,861	23.54	20,648	425	2.10	20,223	(2,163)	(9.66)
Interest expense:
Deposits	4,537	1,106	32.24	3,431	(538)	(13.56)	3,969	(1,310)	(24.82)
Borrowings	2,195	378	20.80	1,817	715	64.88	1,102	(563)	(33.81)
Total interest expense	6,732	1,484	28.28	5,248	177	3.49	5,071	(1,873)	(26.97)
Net interest income on a fully tax- equivalent basis	18,777	3,377	21.93	15,400	248	1.64	15,152	(290)	(1.88)
Tax-equivalent adjustment (1)	(265)	(79)	42.47	(186)	(130)	232.14	(56)	29	(34.12)
Net interest income, as reported under GAAP	$18,512	$3,298	21.68	$15,214	$118	0.78	$15,096	$(261)	(1.70)

(1) Computed using a federal income tax rate of 34 percent for Years ended September 30, 2016, 2015 and 2014.

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

Net interest income, on a tax-equivalent basis, for the year ended September 30, 2016 increased $3.4 million, or 21.9 percent, to $18.8 million, from $15.4 million for fiscal 2015. The Company’s net interest margin increased three basis points to 2.65 percent in fiscal 2016 from 2.62 percent for the fiscal year ended September 30, 2015. From fiscal 2014 to fiscal 2015, net interest income on a tax equivalent basis increased by $248,000 and the net interest margin decreased by 12 basis points. During fiscal 2016, our net interest margin was impacted by increases in the yield on investments and interest-bearing cash accounts, as well as increase in the cost of deposits and decreases in the yield on loans and FHLB stock, as well as decrease in the cost of borrowings.

The change in net interest income during fiscal 2016 was attributable in part to the reduction in short-term interest rates that have remained at historic low levels throughout 2016 coupled with a sustained steepening of the interest rate yield curve. The Company experienced growth of $7.5 million in non-interest bearing deposits during fiscal 2016 and $75.7 million in interest-bearing demand, savings, money market and time deposits under $100,000 during fiscal 2016 as customers’ desire for safety and liquidity remained paramount in light of their overall investment concerns. During the twelve months ended September 30, 2016, the Company’s net interest spread increased by five basis points reflecting an eight basis points increase in the average yield on interest-earning assets as well as a three basis point increase in the average interest rates paid on interest-bearing liabilities.

For the year ended September 30, 2016, average interest-earning assets increased by $122.7 million to $709.5 million, as compared with the year ended September 30, 2015. The fiscal 2016 change in average interest-earning asset volume was primarily due to increased loan volume. Average interest-bearing liabilities increased by $123.7 million in fiscal 2016 compared to fiscal 2015, due primarily to an increase in average interest bearing deposits of $99.7 million and a $24.0 million increase in average borrowings.

For the year ended September 30, 2015, average interest-earning assets increased by $33.2 million to $586.8 million, as compared with the year ended September 30, 2014. The fiscal 2015 change in average interest-earning asset volume was primarily due to increased investment volume. Average interest-bearing liabilities increased by $27.6 million, due primarily to an increase in average borrowings of $46.6 million partially offset by decreases in average interest bearing deposits of $19.0 million.

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 28 and 29, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate for fiscal 2016, 2015 and 2014). The table on page 31 (Average Statements of Condition with Interest and Average Rates) shows the Company’s consolidated average balance of assets, liabilities and shareholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Fiscal 2016/2015 Increase (Decrease) Due to Change in:			Fiscal 2015/2014 Increase (Decrease) Due to Change in:
(In thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$5,313	$(589)	$4,724	$(1,005)	$(246)	$(1,251)
Investment securities	(202)	259	57	802	668	1,470
Interest-bearing cash accounts	12	129	141	30	(12)	18
Dividends, restricted stock	62	(123)	(61)	38	150	188
Total interest-earning assets	5,185	(324)	4,861	(135)	560	425
Interest-bearing liabilities:
Money market deposits	246	357	603	20	87	107
Savings deposits	—	3	3	—	2	2
Certificates of deposit	432	12	444	(423)	(222)	(645)
Other interest-bearing deposits	3	53	56	—	(2)	(2)
Total interest-bearing deposits	681	425	1,106	(403)	(135)	(538)
Borrowings	475	(97)	378	1,141	(426)	715
Total interest-bearing liabilities	1,156	328	1,484	738	(561)	177
Change in net interest income	$4,029	$(652)	$3,377	$(873)	$1,121	$248

Interest income on a tax-equivalent basis for the year ended September 30, 2016 increased by approximately $4.9 million or 23.5 percent as compared with the year ended September 30, 2015. This increase was due primarily to increases in the balances of the Company’s loans.

The average balance of the Company’s loan portfolio increased $123.8 million in fiscal 2016 to $508.0 million from $384.1 million in fiscal 2015, primarily driven by an increase in commercial real estate loans.

The average loan portfolio represented approximately 71.6 percent of the Company’s interest-earning assets (on average) during fiscal 2016 and 65.5 percent for fiscal 2015. Average investment securities decreased during fiscal 2016 by $8.5 million compared to fiscal 2015. The average yield on interest-earning assets increased from 3.52 percent in fiscal 2015 to 3.60 percent in fiscal 2016.

Interest income (tax-equivalent) increased by $425,000 from fiscal 2014 to fiscal 2015 primarily due to increases in the balances of the Company’s investment securities portfolios offset in part by a decrease in loans and a decline in rates due to the actions taken by the Federal Reserve to maintain historically low market interest rates.

Interest expense for the year ended September 30, 2016 was principally impacted by both volume and rate mix related factors. The changes resulted in increased expense of $1.5 million due to an increase in deposits and borrowings in fiscal 2016. Average interest-bearing liabilities increased $123.7 million from fiscal 2015 to fiscal 2016. For the year ended September 30, 2015, interest expense increased $177,000, or 3.5 percent as compared with fiscal 2014, principally reflecting an increase in borrowings partially offset by a decline in certificates of deposit. Average interest-bearing liabilities increased $27.6 million from fiscal 2014 to fiscal 2015.

The Company’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) increased five basis points to 2.53 percent in fiscal 2016 from 2.48 percent for the year ended September 30, 2015. The increase in fiscal 2016 reflected an increase of spreads between yields earned on investments and interest-bearing cash accounts and rates paid for supporting funds.

The net interest spread decreased 11 basis points in fiscal 2015 as compared with fiscal 2014, primarily as a result of a decline of spreads between yields earned on loans and investments and rates paid for supporting funds.

The cost of total average interest-bearing liabilities increased to 1.07 percent, an increase of three basis points, for the year ended September 30, 2016, from 1.04 percent for the year ended September 30, 2015, which followed a decrease of two basis points from 1.06 percent for the year ended September 30, 2014.

The following table, ‘‘Average Statements of Condition with Interest and Average Rates’’, on a tax-equivalent basis presents for the years ended September 30, 2016, 2015 and 2014, the Company’s average assets, liabilities and shareholders’ equity. The Company’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

	Year Ended September 30,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$507,973	$21,216	4.18%	$384,125	$16,492	4.29%	$407,169	$17,743	4.36%
Investment securities	149,812	3,830	2.56	158,282	3,773	2.38	117,366	2,303	1.96
Deposits in other banks	46,429	213	0.46	39,975	72	0.18	25,714	54	0.21
FHLB stock	5,243	250	4.77	4,369	311	7.12	3,342	123	3.68
Total interest earning assets(1)	709,457	25,509	3.60	586,751	20,648	3.52	553,591	20,223	3.65
Non-interest earning assets
Cash and due from banks	15,585			7,003			1,356
Bank owned life insurance	18,165			18,492			21,092
Other assets	14,177			13,592			14,164
Allowance for loan losses	(4,968)			(4,610)			(4,893)
Total non-interest earning assets	42,959			34,477			31,719
Total assets	$752,416			$621,228			$585,310

LIABILITIES AND SHAREHOLDERS’EQUITY
Interest bearing liabilities:
Money Market accounts	$138,997	$874	0.63%	$72,467	$271	0.37%	$64,499	$164	0.25%
Savings accounts	45,060	32	0.07	44,975	29	0.06	44,379	27	0.06
Certificate accounts	239,810	3,492	1.46	209,994	3,048	1.45	237,090	3,693	1.56
Other interest- bearing deposits	90,054	139	0.15	86,814	83	0.10	87,283	85	0.10
Total deposits	513,921	4,537	0.88	414,250	3,431	0.83	433,251	3,969	0.92
Borrowed funds	115,598	2,195	1.90	91,588	1,817	1.98	45,007	1,102	2.45
Total interest- bearing liabilities	629,519	6,732	1.07	505,838	5,248	1.04	478,258	5,071	1.06
Non-interest bearing liabilities
Demand deposits	31,263			28,650			25,499
Other liabilities	6,620			7,163			5,733
Total non-interest- bearing liabilities	37,883			35,813			31,232
Shareholders’ equity	85,014			79,577			75,820
Total liabilities and shareholders’ equity	$752,416			$621,228			$585,310
Net interest income (tax-equivalent basis)		$18,777			$15,400			$15,152
Net interest spread			2.53%			2.48%			2.59%
Net interest margin			2.65%			2.62%			2.74%
Tax-equivalent adjustment(2)		(265)			(186)			(56)
Net Interest income		$18,512			$15,214			$15,096

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent for fiscal years 2016, 2015 and 2014.

Investment Portfolio

At September 30, 2016, the principal components of the investment portfolio were U.S. Government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate securities, trust preferred security and equity securities. At September 30, 2016, the total investment portfolio amounted to $106.9 million, a decrease of $78.6 million from September 30, 2015. The decrease in the investment portfolio was primarily the result of available-for-sale investment securities sold during fiscal 2016.

For the year ended September 30, 2016, the average volume of investment securities decreased by $8.5 million to approximately $149.8 million or 21.1 percent of average earning assets, from $158.3 million on average, or 27.0 percent of average earning assets, in fiscal 2015.

During the year ended September 30, 2016, volume related factors decreased investment revenue by $202,000, while rate related factors increased investment revenue by $259,000. The tax-equivalent yield on investments increased by 18 basis points to 2.56 percent from a yield of 2.38 percent during the year ended September 30, 2015. The decrease in the investment portfolio was attributed to the sales, amortization, and calls recorded during fiscal 2016. The yield on the portfolio increased in fiscal 2016 compared to fiscal 2015 due primarily to higher rates earned on taxable securities.

During fiscal 2015, the Company reclassified at fair value approximately $57.5 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized loss at date of transfer amounted to $115,000. This is being amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

As of September 30, 2016, the estimated fair value of the available-for-sale securities disclosed below was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2016, the Company held two municipal bonds, nine corporate securities, 15 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2016 represents other-than-temporary impairment.

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

For fiscal 2016, proceeds of investment securities sold amounted to approximately $62.8 million. Gross realized gains on investment securities sold amounted to approximately $595,000, while gross realized losses amounted to approximately $30,000, for the period. For fiscal 2015, proceeds of investment securities sold amounted to approximately $70.4 million. Gross realized gains on investment securities sold amounted to approximately $610,000, while gross realized losses amounted to approximately $95,000, for the period. For fiscal 2014, proceeds of investment securities sold amounted to approximately $16.8 million. Gross realized gains on investment securities sold amounted to approximately $118,000, while gross realized losses amounted to approximately $35,000, for the period.

The varying amount of sales from the available-for-sale portfolio over the past few years, and the significant volume of such sales in fiscal 2016, reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Company to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company has the flexibility to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at September 30, 2016 on a contractual maturity basis.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
State and municipal obligations	$-	-%	$3,868	2.34%	$11,573	2.26%	$9,310	2.25%	$24,751	$25,307	2.27%
Single issuer trust preferred security	-	-	-	-	-	-	1,000	1.38	1,000	878	1.38
Corporate debt securities	-	-	20,596	2.65	19,593	3.33	-	-	40,189	40,202	2.98
Total	$-	-%	$24,464	2.60%	$31,166	2.93%	$10,310	2.17%	$65,940	$66,387	2.69%

Held to Maturity Securities:
U.S. government agencies and obligations	$-	-%	2,999	1.22%	$-	-%	$-	-%	$2,999	3,015	1.22%
State and municipal obligations	-	-	-	-	1,212	2.30	8,614	1.54	9,826	9,992	1.64
Corporate debt securities	-	-	-	-	3,916	3.82	-	-	3,916	3,993	3.82
Mortgage- backed securities	-	-	-	-	-	-	23,810	1.78	23,810	23,817	1.78
Total	$-	-%	$2,999	1.22%	$5,128	3.46%	$32,424	1.71%	40,551	40,817	1.90%
Total Investment Securities	$-	-%	$27,463	2.45%	$36,294	3.01%	$42,734	1.82%	$106,491	$107,204	2.39%

For information regarding the carrying value of the investment portfolio, see Note 5 and Note 11 of the Notes to the Consolidated Financial Statements.

The following table sets forth the carrying value of the Company’s investment securities, as of September 30, for each of the last three years.

(In thousands)	2016	2015	2014

Investment Securities Available-for-Sale:
U.S. government agencies	$—	$815	$19,256
State and municipal obligations	25,307	42,083	2,500
Single issuer trust preferred security	878	850	880
Corporate debt securities	40,202	69,982	1,525
Mortgage-backed securities:
Federal National Mortgage Association	—	8,692	17,226
Federal Home Loan Mortgage Company	—	5,932	15,591
Collateralized mortgage obligations	—	—	43,965
Total available-for-sale	$66,387	$128,354	$100,943

Investment Securities Held-to-Maturity:
U.S. government agencies	$2,999	$14,301	$—
State and municipal obligations	9,826	10,075	—
Corporate debt securities	3,916	4,011	—
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	23,810	28,834	—
Total held-to-maturity	$40,551	$57,221	$—

Total investment securities	$106,938	$185,575	$100,943

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

At September 30, 2016, total gross loans amounted to $578.4 million, an increase of $184.2 million or 46.7 percent as compared to September 30, 2015. For the year ended September 30, 2016, growth of $181.2 million in commercial loans and $20.8 million in construction and development loans were partially offset by decreases of $5.8 million in residential mortgage loans and $12.0 million in total consumer loans. Even though the Company continues to be challenged by the competition for lending relationships that exist within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

 Total average loan volume increased $123.8 million or 32.2 percent in fiscal 2016, while the portfolio yield decreased by 11 basis points compared with fiscal 2015. The increased total average loan volume was due in part to enhanced visibility in the Company’s markets coupled with the aggressive business development activities of its sales team and the opening of our location in Villanova, Pennsylvania, and our Private Banking Loan Production headquarters in Morristown, New Jersey. The volume related factors during the period contributed increased revenue of $5.3 million, while the rate related changes decreased revenue by $589,000. Total average loan volume increased to $508.0 million with a net interest yield of 4.18 percent, compared to $384.1 million with a yield of 4.29 percent for the year ended September 30, 2015. The Company seeks to create growth in commercial lending by offering sound products and competitive pricing and by capitalizing on new and existing relationships in its market area. Products are offered to meet the financial requirements of the Company’s clients. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The loan portfolio is segmented into residential mortgage loans, construction and development loans, commercial loans and consumer loans. The residential mortgage loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial construction loans and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built and occupied by the home-owner. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial use structure and for acquisition, development and construction of residential properties by residential developers. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

Residential Lending. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Our residential real estate loans totaled $209.2 million at September 30, 2016, a decrease of $5.8 million, or 2.7%, compared to $215.0 million at September 30, 2015.

Construction and Development Loans. Construction and development loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction and development loans totaled $28.6 million at September 30, 2016, an increase of $20.8 million, or 265.7%, compared to $7.8 million at September 30, 2015.

At September 30, 2016, our residential and commercial construction loans totaled $18.6 million, an increase of $12.9 million, or 227.3 percent, compared to $5.7 million at September 30, 2015. Our land loans totaled $10.0 million, an increase of $7.9 million or 367.5 percent, compared to $2.1 million at September 30, 2015.

Commercial Lending. Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties.

Our commercial real estate totaled $231.4 million at September 30, 2016, an increase of $143.8 million, or 163.9 percent, compared to $87.7 million at September 30, 2015.

Our multi-family loans totaled $19.5 million at September 30, 2016, an increase of $12.1 million or 162.2 percent, compared to $7.4 million at September 30, 2015.

Our commercial business loans totaled $38.8 million at September 30, 2016, an increase of $25.4 million or 189.8 percent, compared to $13.4 million at September 30, 2015.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer automobile loans, unsecured personal loans and loans secured by deposits.

Our consumer loans totaled $50.9 million at September 30, 2016, a decrease of $12.0 million, or 19.1 percent, compared to $62.9 million at September 30, 2015. Our home equity loans totaled $19.8 million at September 30, 2016, a decrease of $3.2 million, or 13.8 percent, compared to $22.9 million at September 30, 2015. Second mortgages totaled $29.2 million at September 30, 2016, a decrease of $8.4 million or 22.4 percent, compared to $37.6 million at September 30, 2015.

The following table presents information regarding the components of the Company’s loan portfolio on the dates indicated.

	September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Residential mortgage	$209,186	$214,958	$231,324	$239,900	$231,803
Construction and Development:
Residential and commercial	18,579	5,677	5,964	6,672	20,500
Land	10,013	2,142	1,033	2,439	632
Total construction and development	28,592	7,819	6,997	9,111	21,132
Commercial:
Commercial real estate	231,439	87,686	71,579	70,571	112,199
Multi-family	19,515	7,444	1,032	1,971	2,087
Other	38,779	13,380	5,480	5,573	7,517
Total commercial	289,733	108,510	78,091	78,115	121,803
Consumer:
Home equity lines of credit	19,757	22,919	22,292	20,431	20,959
Second mortgages	29,204	37,633	47,034	54,532	65,703
Other	1,914	2,359	2,839	2,648	762
Total consumer	50,875	62,911	72,165	77,611	87,424
Total loans	578,386	394,198	388,577	404,737	462,162
Deferred loan fees and costs, net	1,208	1,776	2,086	2,210	2,420
Allowance for loan losses	(5,434)	(4,667)	(4,589)	(5,090)	(7,581)
Loans receivable, net	$574,160	$391,307	$386,074	$401,857	$457,001

The following table presents the contractual maturity of our loans held in portfolio at September 30, 2016. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	At September 30, 2016, Maturing
	In One Year or Less	After One Years Through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$136	$5,850	$203,200	$209,186
Construction and Development:
Residential and commercial	8,975	1,975	7,629	18,579
Land	—	10,013	—	10,013
Total construction and development	8,975	11,988	7,629	28,592
Commercial:
Commercial real estate	10,420	49,647	171,372	231,439
Multi-family	62	7,033	12,420	19,515
Other	1,275	33,281	4,223	38,779
Total commercial	11,757	89,961	188,015	289,733
Consumer:
Home equity lines of credit	—	—	19,757	19,757
Second mortgages	19	2,912	26,273	29,204
Other	44	1,493	377	1,914
Total consumer	63	4,405	46,407	50,875
Total	$20,931	$112,204	$445,251	$578,386

Loans with:
Fixed rates	$880	$22,591	$277,571	$301,042
Variable rates	20,051	89,613	167,680	277,344
Total	$20,931	$112,204	$445,251	$578,386

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan lease losses. We maintain an allowance for loan losses at a level considered adequate to provide for all known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. Our officers analyze risks within the loan portfolio on a continuous basis and through an external independent loan review function, and the results of the loan review function are also reviewed by our Audit Committee. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to our allowance for loan losses.

At September 30, 2016, the allowance for loan losses was $5.4 million, an increase of $767,000 or 16.4%, from $4.7 million for the year ended September 30, 2015. Net charge-offs totaled $180,000 during fiscal 2016 and $12,000 for fiscal 2015. The allowance for loan losses as a percentage of loans receivable was 0.94% at September 30, 2016 and 1.18% at September 30, 2015.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Average loans outstanding	$507,973	$384,125	$407,169	$447,196	$481,424
Total loans at end of period	$578,386	$394,198	$388,577	$404,737	$462,162
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$4,667	$4,589	$5,090	$7,581	$10,101

Charge-offs:
Residential mortgage	9	—	83	994	1,367
Construction and Development:
Residential and commercial	91	1	37	5,768	826
Land	—	—	—	99	—
Commercial:
Commercial real estate	99	48	183	6,315	951
Multi-family	—	—	—	—	113
Other	—	—	—	94	88
Consumer:
Home equity lines of credit	—	—	14	—	72
Second mortgages	291	138	618	1,042	1,184
Other	70	34	6	9	22
Total charge-offs	560	221	941	14,321	4,623
Recoveries:
Residential mortgage	17	17	23	199	—
Construction and Development:
Residential and commercial	243	98	1	—	1,139
Commercial:
Commercial real estate	3	9	9	117	5
Other	3	3	3	23	2
Consumer:
Home equity lines of credit	1	2	1	17	2
Second mortgages	100	69	136	235	141
Other	13	11	4	4	4
Total recoveries	380	209	177	595	1,293
Net charge-offs	180	12	764	13,726	3,330
Provision for loan losses	947	90	263	11,235	810
Balance at end of year	$5,434	$4,667	$4,589	$5,090	$7,581
Ratio of net charge-offs during the year to average loans outstanding during the year	0.04%	0.00%	0.19%	3.07%	0.60%
Allowance for loan losses as a percentage of total loans at end of year	0.94%	1.18%	1.18%	1.26%	1.64%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2016		2015		214		2013		2012
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Residential mortgage	$1,201	36.2%	$1,486	54.5%	$1,672	59.5%	$1,414	59.3%	$1,487	50.2%
Construction and Development:
Residential and commercial	199	3.2	30	1.5	291	1.5	164	1.6	724	4.4
Land loans	97	1.7	35	0.5	13	0.3	56	0.6	11	0.1
Commercial:
Commercial real estate	1,874	40.0	1,235	22.2	1,248	18.4	1,726	17.4	3,493	24.3
Multi-family	109	3.4	104	1.9	29	0.3	40	0.5	10	0.5
Other	158	6.7	108	3.4	50	1.4	59	1.4	226	1.6
Consumer:
Home equity lines of credit	116	3.4	139	5.8	168	5.8	137	5.0	160	4.5
Second mortgages	467	5.0	761	9.6	1,033	12.1	1,393	13.5	1,389	14.2
Other	34	0.4	24	0.6	23	0.7	22	0.7	16	0.2
Total allocated	4,255	100.0	3,922	100.0	4,527	100.0	5,011	100.0	7,516	100.0
Unallocated	1,179	-	745	-	62	-	79	-	65	-
Balance at end of period	$5,434	100.0%	$4,667	100.0%	$4,589	100.0%	$5,090	100.0%	$7,581	100.0%

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

	At September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Non-accrual loans	$1,617	$1,399	$2,391	$1,901	$9,749
Accruing loans past due 90 days or more	696	—	—	—	—
Total non-performing loans	2,313	1,399	2,391	1,901	9,749
Other real estate owned	—	1,168	1,964	3,962	4,594
Total non-performing assets	$2,313	$2,567	$4,355	$5,863	$14,343

Troubled debt restructured loans — performing	$2,039	$1,091	$1,009	$1,346	$8,187

At September 30, 2016, non-performing assets totaled $2.3 million, or 0.28% of total assets, as compared with $2.6 million, or 0.39%, at September 30, 2015. The reduction in non-performing assets from September 30, 2015 was attributable to two commercial loans to one borrower with an outstanding balance of approximately $492,000 at September 30, 2015 which were returned to accruing status during fiscal 2016, as well as, $117,000 in charge-offs, payments of $212,000, offset in part by the addition of seven single residential loans (totaling approximately $658,000), one commercial real estate loan (totaling approximately $193,000) and six consumer loans (totaling approximately $186,000) into non-accrual status.  In addition, the Company reduced other real estate owned at September 30, 2016 to zero as compared to $1.2 million at September 30, 2015. The decrease was attributable to three single residential loans and one commercial real estate loan sold during the fiscal 2016. The decrease in REO at September 30, 2016 compared to September 30, 2015, was due to $1.2 million of sales of REO, at a net gain of $19,000, as well as $20,000 in reduction to fair value which are reflected in other REO expense during fiscal 2016.

Troubled debt restructured loans, totaled $2.2 million and $1.6 million at September 30, 2016 and at September 30, 2015. A total of $2.0 and $1.1 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at September 30, 2016 and September 30, 2015, respectively. At September 30, 2016, all except one troubled debt restructured loan with an outstanding balance of approximately $139,000, were deemed performing, while $492,000 in troubled debt restructured loans were deemed non-performing at September 30, 2015. The increase in performing troubled debt restructured loans at September 30, 2016 compared to September 30, 2015 was primarily due to the two commercial loans to one borrower, with an outstanding balance of approximately $492,000 at September 30, 2015, being returned to accruing status, as well as one residential mortgage loan with an outstanding balance of $85,000 and one commercial loan with an outstanding balance of $386,000 being classified as a performing TDR fiscal 2016.

Total non-performing assets decreased $1.8 million from September 30, 2014 to September 30, 2015. The reduction in non-performing assets from September 30, 2014 was achieved notwithstanding the addition of one new residential loan (totaling approximately $40,000), one construction and development loan (totaling approximately $12,000), two commercial loans (totaling approximately $97,000), and two second mortgage loans (totaling approximately $41,000) into non-performing status. This was more than offset by decreases from pay-downs and pay offs of $527,000 of non-performing loans and the return to performing status of $368,000, while $288,000 was moved within the non-performing asset category from non-accrual to OREO. We also sold OREO properties with an aggregate carrying value of $1.1 million with a gain of approximately $124,000 during fiscal 2015.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended September 30, 2016.

	Year Ended September 30,
	2016	2015	Increase (Decrease)	% Change	2015	2014	Increase (Decrease	% Change
	(Dollars in thousands)
Service charges and other fees	$923	$989	$(66)	(6.67)%	$989	$947	$42	4.44%
Rental income-other	211	249	(38)	(15.26)	249	255	(6)	(2.35)
Gain on sale of investments, net	565	515	50	9.71	515	83	432	520.48
Gain (loss) on disposal of fixed assets	1	—	1	100.00	—	(41)	41	100.00
Gain on sale of loans, net	116	102	14	13.73	102	352	(250)	(71.02)
Earnings on bank-owned life insurance	517	680	(163)	(23.97)	680	559	121	21.65
Total other income	$2,333	$2,535	$(202)	(7.97)%	$2,535	$2,155	$380	17.64%

For the year ended September 30, 2016, total other income decreased $202,000 compared to fiscal 2015. This was primarily as a result of a $66,000 decrease in service charges, a $38,000 decrease in rental income, and a $163,000 decrease in earnings on bank-owned insurance, partially offset by an increase of $50,000 in net gains on sales of investment securities, an increase of $14,000 in net gain on sale of loans and an increase in gain on disposal of fixed assets of $1,000. Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of $1.8 million for the twelve months ended September 30, 2016 compared to $2.0 million for the comparable period in fiscal 2015, a decrease of $252,000, or 12.5 percent.

For fiscal 2015, other income increased by $380,000 compared to fiscal 2014, primarily as a result of $432,000 increase in net securities gains, an increase of $42,000 in service charges on deposit accounts, an increase in bank owned life insurance income of $121,000 and a decrease of $41,000 in loss of disposal of fixed assets, offset in part by decreased income on rental income, and net gain on sale of loans. Excluding net securities gains and losses, a non-GAAP measure, the Company had recorded other income of $2.0 million for the year ended September 30, 2015 compared to other income, excluding net securities gains and losses, of $2.1 million for fiscal 2014, representing an increase of $52,000 or 2.5 percent.

The Company’s other income is presented in the table below excluding net investment security gains.

	For the Year Ended September 30,
	2016	2015	2014
	(In thousands)
Other income (GAAP basis)	$2,333	$2,535	$2,155
Less: Net investment securities gains	565	515	83
Other income, excluding net investment securities gain (Non-GAAP)	$1,768	$2,020	$2,072

Other Expense

The following table presents the principal categories of other expense for each of the years in the three-year period ended September 30, 2016.

	Year Ended September 30,
	2016	2015	Increase (Decrease)	% Change	2015	2014	Increase (Decrease	% Change
	( Dollars in thousands)
Salaries and employee benefits	$6,290	$5,998	$292	4.87%	$5,998	$7,770	$(1,772)	(22.81)%
Occupancy expense	1,820	1,715	105	6.12	1,715	2,091	(376)	(17.98)
Federal deposit insurance premium	579	784	(205)	(26.15)	784	735	49	6.67
Advertising	131	239	(108)	(45.19)	239	561	(322)	(57.40)
Data processing	1,128	1,236	(108)	(8.74)	1,236	1,245	(9)	(0.70)
Professional fees	1,683	1,571	112	7.13	1,571	2,205	(634)	(28.75)
Other real estate owned expense, net	27	(46)	73	(158.70)	(46)	(299)	253	(84.62)
Other operating expense	2,264	2,464	(200)	(8.12)	2,464	2,336	128	5.48
Total other expense	$13,922	$13,961	$(39)	(0.28)%	$13,961	$16,644	$(2,683)	(16.12)%

Total other expense decreased $39,000, or 0.3 percent, in fiscal 2016 from fiscal 2015 as compared with a decrease of $2.7 million, or 16.1 percent, from fiscal 2014 to fiscal 2015. Decreases in fiscal 2016 compared to fiscal 2015, primarily included a $205,000 decrease in federal deposit insurance, a $108,000 decrease in advertising, a $108,000 decrease in data processing expense and a $200,000 decrease in other operating expenses. These decreases were partially offset by an increase in salaries and employee benefits of $292,000, a $105,000 increase in occupancy expense, an $112,000 increase in professional fees and a $73,000 change in other real estate owned (income) expense, net.

Prudent management of operating expenses has been and will continue to be a key objective of management in an effort to improve earnings performance. The Company’s ratio of other expenses to average assets decreased to 1.85 percent in fiscal 2016 compared to 2.25 percent in fiscal 2015 and 2.84 percent in fiscal 2014.

Salaries and employee benefits increased $292,000 or 4.9 percent in fiscal 2016 compared to fiscal 2015 and decreased $1.8 million or 22.8 percent from fiscal 2014 to fiscal 2015. The increase in fiscal 2016 was primarily attributable to workforce increases. The decrease in fiscal 2015 was primarily attributable to workforce reductions. Salaries and employee benefits accounted for 45.2 percent of total non-interest expense in fiscal 2016, as compared to 43.0 percent and 46.7 percent in fiscal 2015 and fiscal 2014, respectively.

Occupancy expense for fiscal 2016 increased by $105,000 or 6.1 percent, over fiscal 2015. Occupancy expense for fiscal 2015 decreased by $376,000 or 18.0 percent, compared to fiscal 2014. The increase during fiscal 2016 primarily reflected the cost associated with our two new private banking / loan production offices in Villanova, Pennsylvania and Morristown, New Jersey. The increase in fiscal 2016 compared to fiscal 2015 was primarily due to an increase in rent expense of $75,000, an $11,000 increase in real estate taxes and a $15,000 increase in depreciation expense. For the year ended September 30, 2015, the Company recorded decreases of $21,000 in utility expense, $153,000 in insurance, $68,000 in building and equipment maintenance expense, $109,000 in rent expense and $37,000 in real estate taxes compared to fiscal 2014. These decreases were off by an increase of $12,000 in depreciation expense.

Federal deposit insurance premium for fiscal 2016 decreased $205,000, or 26.2 percent, compared to fiscal 2015. The decrease in the federal deposit insurance premium for fiscal 2016 is due to the termination on January 21, 2016 of the Formal Agreement with the Office of the Comptroller of the Currency (“OCC”). For the year ended September 30, 2015, FDIC insurance expense increased $49,000 compared to fiscal 2014.

Advertising expense for fiscal 2016 decreased $108,000, or 44.8 percent, compared to fiscal 2015. The decrease for fiscal 2016 is due to reductions in advertising retainers. For fiscal 2015, these expenses decreased $322,000 or 57.4 percent compared to fiscal 2014.

Data processing expense for fiscal 2016 decreased $108,000, or 8.7 percent, compared to the fiscal 2015. For fiscal 2015, data processing expense decreased $9,000, or 0.7 percent, over fiscal 2014.

Professional fees for fiscal 2016 increased $112,000, or 7.1 percent, compared to fiscal 2015. The increase is due primarily to an $185,000 increase in legal fees and a $129,000 increase in fees associated with audit and accounting services. The increase was offset by $205,000 reduction in professional services. Professional fees decreased $634,000 in fiscal 2015 from fiscal 2014 primarily due to reduced compliance and legal loan workout issues due to improvements in our level of non-performing assets.

OREO expense (income), net for fiscal 2016 changed by $73,000 or 158.7 percent, compared to fiscal 2015. The change was due to the sale of three single residential loans and one commercial real estate loan sold during fiscal 2016. Due to the sale of such properties, there was a net gain of $19,000, offset by a $20,000 write-down on the commercial property. OREO expense for fiscal 2015 decreased by $253,000 from fiscal 2014 due primarily to a decreased level of OREO properties. The change in other real estate owned expense was primarily due to a $500,000 insurance reimbursement of a fire claim for a property located in Melrose Park, Pennsylvania received during the fourth quarter of fiscal 2014.

Other operating expense decreased in fiscal 2016 by approximately $200,000, or 8.1 percent, compared to fiscal 2015. The decrease during the year ended September 30, 2016 was primarily due to a $373,000 decrease in other operating expense related to $105,000 in reimbursement for an insurance claim paid in fiscal 2015, a $27,000 decrease in OCC assessment fees, a $19,000 decrease in expenses related to director compensation and a reduction of $14,000 in expenses related to education, subscriptions and dues. These expenses were offset by an increase of $135,000 in business expenses related to entertainment and meals and auto expense, a $65,000 increase in telephone expense, a $17,000 increase in contribution expense and an $11,000 increase in expenses associated with annual credit review such as appraisals. Other operating expense increased in fiscal 2015 by approximately $128,000, or 5.5 percent, compared to fiscal 2014. The increase in other operating expense during fiscal 2015 was primarily due to an increase of $121,000 in insurance and bond expense, a $274,000 increase in other operating expense and a $104,000 increase in amortization of mortgage servicing rights, offset by decreases in various expenses. The decreases in other operating expense were due to a $139,000 decrease associated with annual credit review such as appraisals and searches, a $61,000 decrease due to expenses related to education, subscriptions and dues, and a $127,000 decrease for third party fees associated with the dissolution of two former Delaware subsidiaries of the Company during the fourth quarter of fiscal 2014.

Provision for Income Taxes

The Company recorded $6.0 million in income tax benefit in fiscal 2016, compared to no income tax expense in fiscal 2015 and a $21,000 expense in fiscal 2014, respectively. The change in fiscal 2016 resulted from the reversal of approximately $7.8 million representing the valuation allowance related to net deferred tax assets. The effective tax rates for the Company for the years ended September 30, 2016, 2015 and 2014 were 99.8 percent, zero percent and 3.3 percent, respectively. For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

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

At September 30, 2016, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.26:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2016, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2016, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2016, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$135,248	$43,968	$109,614	$119,185	$168,750	$576,765
Investment securities and restricted securities	11,614	3,234	28,590	40,355	28,122	111,915
Other interest-earning assets	95,465	-	-	-	-	95,465
Total interest-earning assets	242,327	47,202	138,204	159,540	196,872	784,145
Interest-bearing liabilities:
Demand and NOW accounts	95,041	-	-	-	-	95,041
Money market accounts	177,486	-	-	-	-	177,486
Savings accounts	44,714	-	-	-	-	44,714
Certificate accounts	89,944	60,670	65,887	24,769	8,988	250,258
FHLB advances	35,000	-	55,000	28,000	-	118,000
Total interest-bearing liabilities	442,185	60,670	120,887	52,769	8,988	685,499
Interest-earning assets less interest-bearing liabilities	$(199,858)	$(13,468)	$17,317	$106,771	$187,884	$98,646

Cumulative interest-rate sensitivity gap(3)	$(199,858)	$(213,326)	$(196,009)	$(89,238)	$98,646

Cumulative interest-rate gap as a percentage of total assets at September 30, 2016	(24.34)%	(25.98)%	(23.87)%	(10.87)%	12.01%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2016	54.80%	57.58%	68.58%	86.81%	114.39%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and /or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loans fees.
(3)	Interest-rate sensitivity gap represents the net cumulative difference between interest-earning assets and interest-bearing liabilities.

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

The table below sets forth as of September 30, 2016 and 2015, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2016			As of September 30, 2015
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$82,438	$(22,296)	(21)%	$62,346	$(31,016)	(33)%
+200	91,344	(13,390)	(13)	73,513	(19,849)	(21)
+100	99,266	(5,468)	(5)	84,140	(9,222)	(10)
0	104,734	-	-	93,362	-	-
-100	106,608	1,874	2	94,944	1,582	2

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2016.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$23,100	$1,380	6.35%
100	22,440	720	3.31
Static	21,720	-	-
(100)	21,191	(529)	(2.44)

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

At September 30, 2016, the Company had $96.8 million in cash and cash equivalents compared to $40.3 million at September 30, 2015. In addition, our investment securities available-for-sale amounted to $66.4 million at September 30, 2016 and $128.4 million at September 30, 2015.

Deposits

Total deposits increased to $602.0 million at September 30, 2016 from $465.5 million at September 30, 2015. Total interest-bearing deposits increased from $438.5 million at September 30, 2015 to $567.5 million at September 30, 2016, an increase of $129.0 million or 29.4 percent. Interest-bearing demand, savings, money market and time deposits under $100,000 increased $75.7 million to a total of $400.4 million at September 30, 2016 as compared to $324.7 million at September 30, 2015. Time deposits $100,000 and over increased $53.3 million at September 30, 2016 as compared to September 30, 2015. Time deposits $100,000 and over represented 27.8 percent of total deposits at September 30, 2016 compared to 24.5 percent at September 30, 2015. We had brokered deposits totaling $58.8 million at September 30, 2016. We had no brokered deposits at September 30, 2015.

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $351.8 million at September 30, 2016 increased by $88.0 million, or 33.4 percent, from September 30, 2015. Total demand deposits, savings and money market accounts were 58.4 percent of total deposits at September 30, 2016 and 56.7 percent at September 30, 2015. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts and certificates of deposit greater than $100,000) as a percentage of total deposits. This number increased by $13.8 million, or 5.4 percent, from $258.1 million at September 30, 2015 to $272.0 million at September 30, 2016 and represented 45.2 percent of total deposits at September 30, 2016 as compared with 55.5 percent at September 30, 2015.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during fiscal 2016.

The following table depicts the Company’s core deposit mix at September 30, 2016 and 2015 based on the Company’s alternative calculation:

	September 30,
	2016		2015		Net Change
	Amount	Percentage	Amount	Percentage	2016 vs. 2015
	(Dollars in thousands)
Non interest-bearing demand	$34,547	12.7%	$27,010	10.5%	$7,537
Interest-bearing demand	95,041	35.0	82,897	32.1	12,144
Savings	44,714	16.4	45,189	17.5	(475)
Money market deposits under $100,000	14,543	5.3	15,154	5.9	(611)
Certificates of deposit under $100,000	83,110	30.6	87,880	34.0	(4,770)
Total core deposits	$271,955	100.0%	$258,130	100.0%	$13,825
Total deposits	$602,046		$465,522		$136,524
Core deposits to total deposits		45.2%		55.5%

At September 30, 2016, our certificates of deposit and other time deposits with a balance of $100,000 or more amounted to $167.1 million, of which $110.1 million are scheduled to mature within twelve months. At September 30, 2016, the weighted average remaining maturity of our certificate of deposit accounts was 16.4 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $100,000 or more.

Amount
(In thousands)
Maturity Period:
Three months or less	$48,256
Over three months through six months	20,229
Over six months through twelve months	41,635
Over twelve months	57,028
Total	$167,148

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2016 and 2015, the Company’s outstanding balance of FHLB advance, totaled $118.0 million and $103.0 million, respectively. Of the $118.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At September 30, 2016, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the year ended September 30, 2016, cash and cash equivalents increased by $56.5 million over the balance at September 30, 2015. Net cash of $9.3 million was provided by operating activities in fiscal 2016, primarily, net income as adjusted to net cash. Net income of $11.9 million in fiscal 2016 was adjusted principally by net gains on sales of investment securities of $565,000, amortization of premiums and accretion of discounts on investment securities net of $1.2 million, an increase in other assets of $44,000 and an increase in other liabilities of $974,000. Net cash used by investing activities amounted to approximately $104.2 million in fiscal 2016, primarily reflecting a net decrease in investment securities of $78.6 million. Net cash of $151.4 million was provided by financing activities in fiscal 2016, primarily from the increase in deposits of $136.5 million and an increase of $15.0 million in FHLB advances.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2016.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$35,057	$30,995	$56,776	$—	$122,828
Certificates of deposit(1)	152,538	67,012	25,225	9,159	253,934
Operating lease obligations	385	860	900	2,225	4,370
Total contractual obligations	$187,980	$98,867	$82,901	$11,384	$381,132

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In thousands)
Commitments to extend credit:(1)
Future loan commitments	$97,566	$26,849
Undisbursed construction loans	33,135	14,187
Undisbursed home equity lines of credit	25,270	27,074
Undisbursed Commercial lines of credit	48,667	25,600
Overdraft protection lines	850	840
Standby letters of credit	1,927	566
Total commitments	$207,415	$95,116

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Shareholders’ Equity

Total shareholders’ equity amounted to $94.6 million, or 11.5 percent of total assets, at September 30, 2016, compared to $81.4 million or 12.4 percent of total assets at September 30, 2015. Book value per common share was $14.42 at September 30, 2016, compared to $12.41 at September 30, 2015.

Capital

At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.24 percent, tier 1 leverage ratio was 10.79 percent, tier 1 risk-based capital ratio was 14.24 percent and the total risk-based capital ratio was 15.16 percent. At September 30, 2015, the Bank’s common equity tier 1 ratio was 15.90 percent, tier 1 leverage ratio was 10.80 percent, tier 1 risk-based capital ratio was 15.90 percent and the total risk-based capital ratio was 16.99 percent. At September 30, 2016, the Bank was in compliance with all applicable regulatory capital requirements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in Item 7 hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Malvern Bancorp, Inc. and Subsidiaries

Paoli, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Malvern Bancorp, Inc. and its subsidiaries (collectively the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Bancorp, Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Malvern Bancorp, Inc.’s internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 13, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
December 13, 2016

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2016	2015
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,297	$16,026
Interest bearing deposits in depository institutions	95,465	24,237
Cash and Cash Equivalents	96,762	40,263
Investment securities available for sale, at fair value	66,387	128,354
Investment securities held to maturity, at cost (fair value of $40,817 and $56,825, respectively)	40,551	57,221
Restricted stock, at cost	5,424	4,765
Loans receivable, net of allowance for loan losses of $5,434 and $4,667, respectively	574,160	391,307
Other real estate owned	-	1,168
Accrued interest receivable	2,558	2,484
Property and equipment, net	6,637	6,535
Deferred income taxes, net	8,827	2,874
Bank-owned life insurance	18,418	17,905
Other assets	1,548	2,814
Total Assets	$821,272	$655,690

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$34,547	$27,010
Deposits-interest-bearing	567,499	438,512
Total Deposits	602,046	465,522
FHLB advances	118,000	103,000
Advances from borrowers for taxes and insurance	1,659	1,806
Accrued interest payable	427	396
Other liabilities	4,549	3,575
Total Liabilities	726,681	574,299

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,560,403 shares at September 30, 2016 and 6,558,473 shares at September 30, 2015	66	66
Additional paid-in-capital	60,461	60,365
Retained earnings	35,756	23,814
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,629)	(1,775)
Accumulated other comprehensive loss	(63)	(1,079)
Total Shareholders’ Equity	94,591	81,391
Total Liabilities and Shareholders’ Equity	$821,272	$655,690

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$21,206	$16,484	$17,736
Investment securities, taxable	2,824	3,073	2,109
Investment securities, tax-exempt	751	522	145
Dividends, restricted stock	250	311	123
Interest-bearing cash accounts	213	72	54
Total Interest and Dividend Income	25,244	20,462	20,167
Interest Expense
Deposits	4,537	3,431	3,969
Long-term borrowings	2,195	1,817	1,102
Total Interest Expense	6,732	5,248	5,071
Net Interest Income	18,512	15,214	15,096
Provision for Loan Losses	947	90	263
Net Interest Income after Provision for Loan Losses	17,565	15,124	14,833

Other Income
Service charges and other fees	923	989	947
Rental income-other	211	249	255
Gain on sale of investments, net	565	515	83
Loss on disposal of fixed assets	1	-	(41)
Gain on sale of loans, net	116	102	352
Earnings on bank-owned life insurance	517	680	559
Total Other Income	2,333	2,535	2,155
Other Expense
Salaries and employee benefits	6,290	5,998	7,770
Occupancy expense	1,820	1,715	2,091
Federal deposit insurance premium	579	784	735
Advertising	131	239	561
Data processing	1,128	1,236	1,245
Professional fees	1,683	1,571	2,205
Other real estate owned expense (income), net	27	(46)	(299)
Other operating expenses	2,264	2,464	2,336
Total Other Expenses	13,922	13,961	16,644
Income before income tax (benefit) expense	5,976	3,698	344
Income tax (benefit) expense	(5,966)	-	21
Net Income	$11,942	$3,698	$323

Earnings Per Common Share:
Basic	$1.86	$0.58	$0.05
Diluted	$1.86	n/a	n/a
Weighted Average Common Shares Outstanding
Basic	6,409,265	6,393,330	6,378,930
Diluted	6,409,325	n/a	n/a

Dividends Declared Per Share	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(In thousands)	2016	2015	2014

Net Income	$11,942	$3,698	$323
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	2,128	2,120	1,419
Tax effect	(723)	(721)	(482)
Net of tax amount	1,405	1,399	937
Reclassification adjustment for net gains arising during the period(1)	(565)	(515)	(83)
Tax effect	192	175	29
Net of tax amount	(373)	(340)	(54)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	9	5	—
Tax effect	(3)	(2)	—
Net of tax amount	6	3	—
Fair value adjustment on derivatives	(194)	(348)	—
Tax effect	172	12	—
Net of tax amount	(22)	(336)	—
Total other comprehensive income	1,016	726	883
Total comprehensive income	$12,958	$4,424	$1,206

(1)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended September 30, 2016, 2015, and 2014

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share data)
Balance, October 1, 2013	$66	$60,302	$19,793	$(2,067)	$(2,688)	$75,406
Net Income	—	—	323	—	—	323
Other comprehensive income	—	—	—	—	883	883
Committed to be released ESOP shares (14,400 shares)	—	15	—	145	—	160
Balance, September 30, 2014	$66	$60,317	$20,116	$(1,922)	$(1,805)	$76,772
Net Income	—	—	3,698	—	—	3,698
Other comprehensive income	—	—	—	—	726	726
Committed to be released ESOP shares (14,400 shares)	—	48	—	147	—	195
Balance, September 30, 2015	$66	$60,365	$23,814	$(1,775)	$(1,079)	$81,391
Net Income	—	—	11,942	—	—	11,942
Other comprehensive income	—	—	—	—	1,016	1,016
Committed to be released ESOP shares (14,400 shares)	—	96	—	146	—	242
Balance, September 30, 2016	$66	$60,461	$35,756	$(1,629)	$(63)	$94,591

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income	$11,942	$3,698	$323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	650	646	638
Provision for loan losses	947	90	263
Deferred income taxes (benefit) expense	(6,316)	(1,035)	(367)
ESOP expense	242	195	160
Amortization (accretion) of premiums and discounts on investment securities, net	1,243	849	(488)
Amortization (accretion) of loan origination fees and costs	748	296	(193)
Amortization (accretion) of mortgage service rights	73	82	(22)
Net gain on sale of investment securities available for sale	(565)	(515)	(83)
Net (gain) loss on disposal of fixed assets	(1)	—	41
Net (gain) loss on sale of loans	—	—	(281)
Net gain on sale of secondary market loans	(116)	(102)	(71)
Proceeds on sale of secondary market loans	6,390	4,090	7,738
Originations of secondary market loans	(6,274)	(3,988)	(7,667)
Gain on sale of other real estate owned	(19)	(124)	(93)
Write down of other real estate owned	20	54	341
Earnings on bank-owned life insurance	(517)	(680)	(559)
(Increase) decrease in accrued interest receivable	(74)	(1,162)	82
Increase (decrease) in accrued interest payable	31	247	10
Increase in other liabilities	974	1,319	309
Increase in other assets	(44)	(714)	(114)
Net Cash Provided by (Used in) by Operating Activities	9,334	3,246	(33)
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(2,116)	(160,103)	(5,258)
Sales	62,818	70,413	16,751
Maturities, calls and principal repayments	2,437	6,032	14,138
Investment securities held-to-maturity:
Purchases	—	(4,152)	—
Maturities, calls and principal repayments	16,391	4,454	—
Proceeds from sale of loans	—	—	25,836
Loan buyback for sale of loans	—	—	(1,117)
Loan purchases	—	—	(18,952)
(Loan originations) and principal collections, net	(184,548)	(5,927)	19,649
Proceeds from sale of other real estate owned	1,167	1,174	2,694
Additions to mortgage servicing rights	—	(30)	(160)
Proceeds from cash surrender on bank-owned life insurance	—	—	3,636
Proceeds from death benefit of bank-owned life insurance	1,049	—	—
Net (increase) decrease in restricted stock	(659)	(1,262)	(465)
Proceeds from sale of property and equipment	1	—	—
Purchases of property and equipment	(752)	(358)	(244)
Net Cash (Used in) Provided by Investing Activities	(104,212)	(89,759)	56,508
Cash Flows from Financing Activities
Net increase (decrease) in deposits	136,524	52,569	(71,643)
Proceeds for long-term borrowings	121,000	93,000	14,500
Repayment of long-term borrowings	(106,000)	(38,000)	(4,500)
Increase in advances from borrowers for taxes and insurance	(147)	20	668
Net Cash Provided by (Used in) Financing Activities	151,377	107,589	(60,975)
Net Increase (Decrease) in Cash and Cash Equivalents	56,499	21,076	(4,500)
Cash and Cash Equivalent - Beginning	40,263	19,187	23,687
Cash and Cash Equivalent - Ending	$96,762	$40,263	$19,187

Supplementary Cash Flows Information
Interest paid	$6,701	$5,001	$5,061
Income taxes paid	$—	$—	$17
Non-cash transfer of loans to other real estate owned	$—	$308	$944
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$57,523	$—
Non-cash proceeds from death benefit on BOLI	$—	$1,039	$—

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

 Malvern Federal Savings Bank is a federally chartered, FDIC-insured savings bank that was originally organized in 1887. The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, as well as eight full service financial center offices in Chester and Delaware Counties, Pennsylvania and a Private Banking Loan Production headquarters office in Morristown, New Jersey. The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities. The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh (the “FHLB”). These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans. The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses. Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

The banking industry is highly regulated. The Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”) and the Company is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organizational Structure and Nature of Operations (Continued)

The Company and the Bank and the Bank’s subsidiary, Strategic Asset Management Group, Inc. (“SAMG”), provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s headquarters and eight full-service branches in Chester and Delaware Counties, Pennsylvania. SAMG owns 50% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products. As of September 30, 2016 and 2015, SAMG’s total assets were approximately $62,000 and $68,000, respectively. The net loss of SAMG for the year ended September 30, 2016, was approximately $6,000 and for the years ended September 30, 2015 and 2014, the net income was approximately $2,000 and $5,000, respectively. The Company is subject to competition from various other financial institutions and financial services companies. The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2016.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2016, 2015 and 2014 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester County, Pennsylvania. In addition to Chester County, our lending efforts are focused in neighboring Bucks County, Montgomery County and Delaware County, which are also in southeastern Pennsylvania, New Jersey and the New York metropolitan marketplace. Note 5 discusses the types of investment securities that the Company invests in. Note 6 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified portfolio, its debtors ability to honor their contracts is influenced by, among other factors, the region’s economy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of $4.8 million and $3.7 million at September 30, 2016 and 2015, respectively.

Investment Securities

Held-to-maturity (“HTM”) are securities that includes debt securities that the Company has the positive intent and the ability to hold to maturity. These securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2016 and 2015, the Company had no investment securities classified as trading. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Receivable

The Company, through the Bank, grants mortgage, construction, commercial and consumer loans to customers. Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania, New Jersey and the New York metropolitan marketplace. The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, the real estate and general economic conditions in this area.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. The Company also sells loans in the secondary market with serving released.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2016, restricted stock consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”). As of September 30, 2015, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

During the years ended September 30, 2016 and 2015, there were net repurchases of restricted stock of $659,000 and $1.3 million, respectively. Also as of September 30, 2016 and 2015 the number of FHLB shares was 53,441 and 47,651, respectively. There were approximately $250,000, $311,000 and $123,000 of dividends on FHLB stock received or recognized in income for fiscal years 2016, 2015 and 2014, respectively.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $90,000, $64,000, and $118,000, for fiscal 2016, 2015, and 2014, respectively. There were no bonus matching contributions for fiscal years 2016, 2015 or 2014.

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $1.1 million and $1.2 million at September 30, 2016 and 2015, respectively. Distributions made to directors for the fiscal year 2016 and 2015 were approximately $4,000 and $13,000, respectively. The (benefit)/expense associated with the Plans for the years ended September 30, 2016, 2015, and 2014 was $11,000, ($24,000), and $78,000, respectively. At fiscal 2015, the benefit associated with the Plans was due to the Plan being frozen at September 30, 2014 and the Company had to credit fiscal 2015 accruals for the first quarter of fiscal 2015.

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ". The ASU requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017, with early adoption permitted as of the first interim period presented in a year. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)". The ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements and related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings (Loss) Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal year ended September 30, 2016, the Company issued stock options to purchase 5,000 shares of common stock, as well as 1,930 restricted shares, which are considered CSEs. At September 30, 2016, all restricted stocks were anti-dilutive. For the fiscal years ended September 30, 2015 and 2014, the Company did not issue and did not have any outstanding CSEs.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except for share data)	2016	2015	2014

Net Income	$11,942	$3,698	$323

Weighted average shares outstanding	6,560,012	6,558,473	6,558,473
Average unearned ESOP shares	(150,747)	(165,143)	(179,543)
Basic weighted average shares outstanding	6,409,265	6,393,330	6,378,930

Plus: effect of dilutive options	60	-	-
Diluted weighted average common shares outstanding	6,409,325	6,393,330	6,378,930

Earnings per share:
Basic	$1.86	$0.58	$0.05
Diluted	$1.86	n/a	n/a

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. As of September 30, 2016, the current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During years ended September 30, 2016, 2015 and 2014, there were 14,400, 14,400 and 14,400 shares, respectively, committed to be released. At September 30, 2016, there were 143,565 unallocated shares and 115,653 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $2.4 million at September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at September 30, 2016 and 2015. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at September 30, 2016 and 2015.

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$24,751	$557	$(1)	$25,307
Single issuer trust preferred security	1,000	—	(122)	878
Corporate debt securities	40,189	347	(334)	40,202
Total	65,940	904	(457)	66,387
Investment Securities Held-to-Maturity:
U.S. government agencies	$2,999	$16	$—	$3,015
State and municipal obligations	9,826	167	(1)	9,992
Corporate debt securities	3,916	77	—	3,993
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	23,810	102	(95)	23,817
Total	$40,551	$362	$(96)	$40,817

Total investment securities	$106,491	$1,266	$(553)	$107,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$816	$—	$(1)	$815
State and municipal obligations	42,007	192	(116)	42,083
Single issuer trust preferred security	1,000	—	(150)	850
Corporate debt securities	70,874	34	(926)	69,982
	114,697	226	(1,193)	113,730
Mortgage-backed securities:
Federal National Mortgage Association (FNMA), fixed-rate	8,797	—	(105)	8,692
Federal Home Loan Mortgage Company (FHLMC), fixed-rate	5,986	—	(54)	5,932
	14,783	—	(159)	14,624
Total	$129,480	$226	$(1,352)	$128,354
Investment Securities Held-to-Maturity:
U.S. government agencies	$14,301	$8	$(13)	$14,296
State and municipal obligations	10,075	23	(75)	10,023
Corporate debt securities	4,011	—	(55)	3,956
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	28,834	55	(339)	28,550
Total	$57,221	$86	$(482)	$56,825

Total investment securities	$186,701	$312	$(1,834)	$185,179

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

For fiscal 2016, proceeds of available-for-sale investment securities sold amounted to approximately $62.8 million. Gross realized gains on investment securities sold amounted to approximately $595,000, while gross realized losses amounted to approximately $30,000 for the period. For fiscal 2015, proceeds of available-for-sale investment securities sold amounted to approximately $70.4 million. Gross realized gains on investment securities sold amounted to approximately $610,000, while gross realized losses amounted to approximately $95,000 for the period. For fiscal 2014, proceeds of investment securities sold amounted to approximately $16.8 million. Gross realized gains on investment securities sold amounted to approximately $118,000, while gross realized losses amounted to approximately $35,000 for the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2016 and 2015.

	September 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$501	$(1)	$—	$—	$501	$(1)
Single issuer trust preferred security	—	—	878	(122)	878	(122)
Corporate debt securities	984	(9)	10,614	(325)	11,598	(334)
Total	$1,485	$(10)	$11,492	$(447)	$12,977	$(457)
Investment Securities Held-to-Maturity:
State and municipal obligations	1,193	(1)	—	—	1,193	(1)
Mortgage-backed securities:
CMO, fixed-rate	4,342	(17)	6,283	(78)	10,625	(95)
Total	5,535	(18)	6,283	(78)	11,818	(96)
Total investment securities	$7,020	$(28)	$17,775	$(525)	$24,795	$(553)

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$815	$(1)	$815	$(1)
State and municipal obligations	18,223	(116)	—	—	18,223	(116)
Single issuer trust preferred security	—	—	850	(150)	850	(150)
Corporate debt securities	58,064	(926)	—	—	58,064	(926)
Mortgage-backed securities:
FNMA, fixed-rate	5,459	(53)	3,233	(52)	8,692	(105)
FHLMC, fixed-rate	3,280	(25)	2,652	(29)	5,932	(54)
Total	$85,026	$(1,120)	$7,550	$(232)	$92,576	$(1,352)
Investment Securities Held-to-Maturity:
U.S. government agencies	4,792	(13)	—	—	4,792	(13)
State and municipal obligations	6,917	(75)	—	—	6,917	(75)
Corporate debt securities	3,957	(55)	—	—	3,957	(55)
Mortgage-backed securities:
CMO, fixed-rate	22,734	(339)	—	—	22,734	(339)
Total	38,400	(482)	—	—	38,400	(482)
Total investment securities	$123,426	$(1,602)	$7,550	$(232)	$130,976	$(1,834)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

As of September 30, 2016, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2016, the Company held two municipal bonds, nine corporate securities, 15 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. As of September 30, 2015, the Company held six U.S. government agency securities, 20 municipal bonds, 29 corporate securities, 37 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2016 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $552,000 at September 30, 2016 were pledged to secure public deposits. At September 30, 2015 the Company had no securities pledged to secure public deposits.

The following table presents information for investment securities at September 30, 2016, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	24,464	24,718
Due after five years through ten years	31,166	31,277
Due after ten years	10,310	10,392
Total	$65,940	$66,387
Investment Securities Held-to-Maturity:
Due after one year through five years	$2,999	$3,015
Due after five years through ten years	5,128	5,291
Due after ten years	32,424	32,511
Total	$40,551	$40,817

Total investment securities	$106,491	$107,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated:

	September 30,
	2016	2015
	(In thousands)
Residential mortgage	$209,186	$214,958
Construction and Development:
Residential and commercial	18,579	5,677
Land	10,013	2,142
Total Construction and Development	28,592	7,819
Commercial:
Commercial real estate	231,439	87,686
Multi-family	19,515	7,444
Other	38,779	13,380
Total Commercial	289,733	108,510
Consumer:
Home equity lines of credit	19,757	22,919
Second mortgages	29,204	37,633
Other	1,914	2,359
Total Consumer	50,875	62,911
Total loans	578,386	394,198
Deferred loan fees and cost, net	1,208	1,776
Allowance for loan losses	(5,434)	(4,667)
Total loans receivable, net	$574,160	$391,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2016, 2015 and 2014.

	Year Ended September 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	-	(99)	-	-	-	(291)	(70)	-	(560)
Recoveries	17	243	-	3	-	3	1	100	13	-	380
Provision	(293)	17	62	735	5	47	(24)	(103)	67	434	947
Ending Balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$23	$-	$-	$23
Ending balance: collectively evaluated for impairment	$1,201	$199	$97	$1,874	$109	$158	$116	$444	$34	$1,179	$5,411

Loans receivable:
Ending balance	$209,186	$18,579	$10,013	$231,439	$19,515	$38,779	$19,757	$29,204	$1,914		$578,386
Ending balance: individually evaluated for impairment	$1,159	$109	$-	$2,039	$-	$-	$74	$277	$-		$3,658
Ending balance: collectively evaluated for impairment	$208,027	$18,470	$10,013	$229,400	$19,515	$38,779	$19,683	$28,927	$1,914		$574,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(138)	(34)	-	(221)
Recoveries	17	98	-	9	-	3	2	69	11	-	209
Provision	(203)	(358)	22	26	75	55	(31)	(203)	24	683	90
Ending Balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667

Loans receivable:
Ending balance	$214,958	$5,677	$2,142	$87,686	$7,444	$13,380	$22,919	$37,633	$2,359		$394,198
Ending balance: individually evaluated for impairment	$599	$121	$-	$1,571	$-	$-	$20	$179	$-		$2,490
Ending balance: collectively evaluated for impairment	$214,359	$5,556	$2,142	$86,115	$7,444	$13,380	$22,899	$37,454	$2,359		$391,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(83)	(37)	-	(183)	-	-	(14)	(618)	(6)	-	(941)
Recoveries	23	1	-	9	-	3	1	136	4	-	177
Provision	318	163	(43)	(304)	(11)	(12)	44	122	3	(17)	263
Ending Balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589

Loans receivable:
Ending balance	$231,324	$5,964	$1,033	$71,579	$1,032	$5,480	$22,292	$47,034	$2,839		$388,577
Ending balance: individually evaluated for impairment	$999	$187	$-	$504	$-	$900	$115	$695	$-		$3,400
Ending balance: collectively evaluated for impairment	$230,325	$5,777	$1,033	$71,075	$1,032	$4,580	$22,177	$46,339	$2,839		$385,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2016 and 2015.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2016:
Residential mortgage	$—	$—	$1,159	$1,159	$1,225
Construction and Development:
Residential and commercial	—	—	109	109	109
Commercial:
Commercial real estate	—	—	2,039	2,039	2,039
Consumer:
Home equity lines of credit	—	—	74	74	90
Second mortgages	31	23	246	277	451
Total impaired loans	$31	$23	$3,627	$3,658	$3,914
September 30, 2015:
Residential mortgage	$—	$—	$599	$599	$696
Construction and Development:
Residential and commercial	—	—	121	121	253
Commercial:
Commercial real estate	—	—	1,571	1,571	1,807
Consumer:
Home equity lines of credit	—	—	20	20	36
Second mortgages	—	—	179	179	342
Total impaired loans	$—	$—	$2,490	$2,490	$3,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized year ended September 30, 2016, 2015 and 2014.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2016:
Residential mortgages	$707	$—
Construction and Development:
Residential and commercial	150	4
Commercial:
Commercial real estate	1,646	69
Consumer:
Home equity lines of credit	24	—
Second mortgages	214	—
Total	$2,741	$73

Year Ended September 30, 2015:
Residential mortgages	$729	$—
Construction and Development:
Residential and commercial	144	5
Commercial:
Commercial real estate	690	4
Other	340	12
Consumer:
Home equity lines of credit	23	—
Second mortgages	537	—
Total	$2,463	$21

Year Ended September 30, 2014:
Residential mortgages	$1,731	$—
Construction and Development:
Residential and commercial	609	17
Land	240	14
Commercial:
Commercial real estate	21	—
Other	900	32
Consumer:
Home equity lines of credit	104	—
Second mortgages	622	—
Total	$4,227	$63

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2016 and 2015.

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$207,880	$122	$1,184	$—	$209,186
Construction and Development:
Residential and commercial	18,470	—	109	—	18,579
Land	10,013	—	—	—	10,013
Commercial:
Commercial real estate	221,742	4,990	4,707	—	231,439
Multi-family	19,303	212	—	—	19,515
Other	37,848	259	672	—	38,779
Consumer:
Home equity lines of credit	19,584	—	173	—	19,757
Second mortgages	27,843	119	1,242	—	29,204
Other	1,903	11	—	—	1,914
Total	$564,586	$5,713	$8,087	$—	$578,386

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$214,146	$130	$682	$—	$214,958
Construction and Development:
Residential and commercial	5,450	106	121	—	5,677
Land	2,142	—	—	—	2,142
Commercial:
Commercial real estate	78,207	4,791	4,688	—	87,686
Multi-family	7,166	278	—	—	7,444
Other	12,387	272	721	—	13,380
Consumer:
Home equity lines of credit	22,801	—	118	—	22,919
Second mortgages	36,834	133	666	—	37,633
Other	2,345	14	—	—	2,359
Total	$381,478	$5,724	$6,996	$—	$394,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2016	2015
	(In thousands)
Residential mortgage	$1,072	$599
Construction and Development:
Residential and commercial	—	12
Commercial:
Commercial real estate	193	589
Consumer:
Home equity lines of credit	74	20
Second mortgages	278	179
Total non-accrual loans	$1,617	$1,399

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $48,000, $84,000 and $121,000 for fiscal 2016, 2015 and 2014, respectively. At September 30, 2016 there were approximately $696,000 loans past due 90 days or more and still accruing interest. There were no loans past due 90 days or more and still accruing interest at September 30, 2015.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2016 and 2015.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2016:
Residential mortgage	$204,816	$1,750	$1,345	$1,275	$4,370	$209,186	$509
Construction and Development:
Residential and commercial	18,579	—	—	—	—	18,579	—
Land	10,013	—	—	—	—	10,013	—
Commercial:
Commercial real estate	231,059	—	—	380	380	231,439	187
Multi-family	19,515	—	—	—	—	19,515	—
Other	38,433	346	—	—	346	38,779	—
Consumer:
Home equity lines of credit	19,513	170	43	31	244	19,757	—
Second mortgages	27,933	473	566	232	1,271	29,204	—
Other	1,913	1	—	—	1	1,914	—
Total	$571,774	$2,740	$1,954	$1,918	$6,612	$578,386	$696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable
	(in thousands)
September 30, 2015:
Residential mortgage	$213,253	$913	$193	$599	$1,705	$214,958
Construction and Development:
Residential and commercial	5,665	—	—	12	12	5,677
Land	2,142	—	—	—	—	2,142
Commercial:
Commercial real estate	86,119	485	493	589	1,567	87,686
Multi-family	7,444	—	—	—	—	7,444
Other	13,380	—	—	—	—	13,380
Consumer:
Home equity lines of credit	22,899	—	—	20	20	22,919
Second mortgages	37,010	345	99	179	623	37,633
Other	2,329	30	—	—	30	2,359
Total	$390,241	$1,773	$785	$1,399	$3,957	$394,198

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

The Company had seven and five loans classified as TDRs with an aggregate outstanding balance of $2.2 million and $1.6 million at September 30, 2016 and 2015, respectively. At September 30, 2016, these loans were also classified as impaired. All of the TDR loans continue to perform under the restructured terms through September 30, 2016 and we continued to accrue interest on such loan through such date. Two commercial loans to one borrower, with an aggregate balance of $477,000 at September 30, 2016, were returned to accruing status and consolidated into one loan during fiscal 2016. The increase in TDRs of approximately $600,000 during fiscal 2016 was due to the addition of one residential mortgage loan with an outstanding balance of $85,000 and a commercial loan with an outstanding balance of $386,000 were classified as a performing TDR and impaired loan. As well as, one residential mortgage loan with a balance of $139,000 was classified as a non-performing TDR and impaired loan at September 30, 2016. At September 30, 2015, the two commercial loans to one borrower with a balance of $492,000 were non-accruing. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $141,000 and $1.2 million of residential real estate properties in the process of foreclosure at September 30, 2016 and 2015, respectively.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2016:
Residential mortgage	2	$224	1	$139
Construction and Development:
Residential and commercial	1	109	—	—
Commercial:
Commercial real estate	4	1,845	—	—
Total	7	$2,178	1	$139
At September 30, 2015:
Construction and Development:
Residential and commercial	1	$109	—	$—
Commercial:
Commercial real estate	4	1,474	2	492
Total	5	$1,583	2	$492

The following table reports the performing status of all TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	September 30,
	2016		2015
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Residential mortgage	$85	$139	$—	$—
Construction and Development:
Residential and commercial	109	—	109	—
Commercial:
Commercial real estate	1,845	—	982	492
Total	$2,039	$139	$1,091	$492

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the new TDR’s for the twelve months ended September 30, 2016 and 2015.

	September 30,
	2016			2015
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	2	$245	$245	-	$-	$-
Commercial:
Commercial real estate	1	386	386	4	1,485	1,485
Total	3	$631	$631	4	$1,485	$1,485

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
(In thousands)	2016	2015

Balance at beginning of year	$5,635	$252
New loans	12,249	8,474
Repayments	(9,892)	(3,091)
Balance at end of year	$7,992	$5,635

At September 30, 2016, 2015 and 2014, the Company was servicing loans for the benefit of others in the amounts of $45.4 million, $54.1 million and $59.9 million, respectively. A summary of mortgage servicing rights included in other assets and the activity therein follows for the periods indicated:

	September 30,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$401	$453	$271
Amortization	(73)	(82)	22
Addition	—	30	160
Balance at end of year	$328	$401	$453

For the fiscal year ended September 30, 2016, 2015 and 2014, the fair value of servicing rights was determined using a base discount rate between 11% and 12%. The fair market value is evaluated by a third party vendor on a quarterly basis for impairment purposes only. For the fiscal year ended September 30, 2016, we sold $6.4 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $116,000. For the year ended September 30, 2016, the Company only sold loans with servicing released. For the fiscal year ended September 30, 2015, we sold $4.1 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of $102,000. For the fiscal year ended September 30, 2014, we sold $7.7 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of $71,000.

No valuation allowance on servicing rights has been recorded at September 30, 2016, 2015, or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2016 and 2015:

		September 30,
	Estimated Useful Life (years)	2016	2015
		(In thousands)
Land	-	$711	$711
Building and improvements	10-39	11,400	11,124
Construction in process	-	222	154
Furniture, fixtures and equipment	3-7	4,722	4,317
		17,055	16,306
Accumulated depreciation		(10,418)	(9,771)
		$6,637	$6,535

Depreciation expense was approximately $650,000, $646,000 and $638,000 for the years ended September 30, 2016, 2015 and 2014, respectively. We also had a $41,000 loss on disposal of fixed assets related to the closure of our Westtown branch in June 2014.

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2016 and 2015 consisted of the following:

	September 30,
	2016		2015
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Balances by types of deposit:
Savings	$44,714	7.43%	$45,189	9.71%
Money market accounts	177,486	29.48	108,706	23.35
Interest bearing demand	95,041	15.78	82,897	17.81
Non-interest bearing demand	34,547	5.74	27,010	5.80
	351,788	58.43	263,802	56.67
Certificates of deposit	250,258	41.57	201,720	43.33
Total	$602,046	100.00%	$465,522	100.00%

The total amount of certificates of deposit of $250,000 and greater at September 30, 2016 and 2015 was $13.7 million and $12.2 million, respectively. We had brokered deposits totaling $58.8 million at September 30, 2016. We had no brokered deposits at September 30, 2015.

Interest expense on deposits consisted of the following for the years:

	September 30,
	2016	2015	2014
	(In thousands)
Savings accounts	$33	$29	$27
Money market accounts	874	271	164
Interest bearing demand	139	83	85
Certificates of deposit	3,491	3,048	3,693
Total deposits	$4,537	$3,431	$3,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits (Continued)

The following is a schedule of certificates of deposit maturities.

September 30, 2016
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2017	$150,614
2018	48,906
2019	16,981
2020	8,218
2021	16,551
Thereafter	8,988
$250,258

Deposits from related parties held by the Company at September 30, 2016 and 2015 amounted to $6.4 million and $5.5 million, respectively.

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $127.8 million and $108.5 million, respectively, of which none was outstanding at September 30, 2016 or 2015. The interest rate on the line of credit at September 30, 2016 and 2015 was 0.46% and 0.34%, respectively.

The summary of long-term borrowings as of September 30, 2016 and 2015 are as follows:

	September 30,
	2016		2015
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due by September 30:
2016	$-	-%	$20,000	0.61%
2017	35,000	0.22	-	-
2018	-	-	30,000	3.38
2019	55,000	1.62	25,000	2.12
2020	28,000	2.83	28,000	2.51
Total FHLB Advances	$118,000	1.65%	$103,000	2.48%

At September 30, 2016, the Company had $118.0 million in outstanding long-term fixed rate FHLB advances and $223.0 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Derivatives (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At September 30, 2016, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during fiscal 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $203,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2016 and 2015:

	September 30, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$394	Other liabilities	August 3, 2020
February 5, 2016	20,000	148	Other liabilities	February 1, 2021

	September 30, 2015
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$348	Other liabilities	August 3, 2020

Interest expense recorded on these swaps transactions totaled approximately $272,000 and $36,000 for the years ended September 30, 2016 and 2015, respectively, and is reported as a component of interest expense on FHLB Advances. There are no related expenses for the year ended September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Derivatives (Continued)

Cash Flow Hedge

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the year ended September 30:

	For the Year Ended September 30, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(270)	$(188)	$—
February 5, 2016	(231)	(84)	—

	For the Year Ended September 30, 2015
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
Interest Rate Contracts	$348	$36	$—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At September 30, 2016 and 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $586,000 and $195,000, respectively. As of September 30, 2016 and 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $800,000 and $600,000, respectively, against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the years ended September 30, 2016 and 2015.

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2016 and 2015:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$25,307	$—	$25,307	$—
Single issuer trust preferred security	878	—	878	—
Corporate debt securities	40,202	—	40,202	—
Total investment securities available-for-sale	66,387	—	66,387	—
Liabilities:
Derivative instruments	$542	$—	$542	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

	September 30, 2015
	Total	Level 1	Level 2	Level 3
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

For assets measured at fair value on a nonrecurring basis in fiscal 2016 and fiscal 2015 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2016 and 2015:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$8	$—	$—	$8
Total	$8	$—	$—	$8

	September 30, 2016
	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$8	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$8

(1)	At September 30, 2016, consisted of one loan with an aggregate balance of $31,000 and with $23,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans(1) (2)	$48	$—	$—	$48
Mortgage servicing rights	30	—	30	—
Total	$78	$—	$30	$48

	September 30, 2015
	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Impaired loans(1) (2)	$48	Appraisal of collateral(3)	Collateral discounts(4)	65 − 80%/(74)%
Total	$48

(1)	At September 30, 2015, consisted of two loans with an aggregate balance of $48,000 and there were no specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

For the year ended September 30, 2016, the Company did not have any additions to our mortgage servicing assets. For the fiscal year end 2016, the Company only sold loans with servicing released. The following table shows active information regarding significant techniques and inputs used at September 30, 2015 for measures in a non-recurring basis using unobservable inputs (Level 2):

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2016 and 2015 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of September 30, 2016 or 2015.

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

Derivatives—The fair value of derivatives are based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs is actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2016 and 2015 were as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2016:
Financial assets:
Cash and cash equivalents	$96,762	$96,762	$96,762	$—	$—
Investment securities available-for-sale	66,387	66,387	—	66,387	—
Investment securities held-to-maturity	40,551	40,817	—	40,817	—
Loans receivable, net (including impaired loans)	574,160	589,844	—	—	589,844
Accrued interest receivable	2,558	2,558	—	2,558	—
Restricted stock	5,424	5,424	—	5,424	—
Mortgage servicing rights (included in Other Assets)	328	308	—	308	—
Financial liabilities:
Savings accounts	44,714	44,714	—	44,714	—
Checking and NOW accounts	129,588	129,588	—	129,588	—
Money market accounts	177,486	177,486	—	177,486	—
Certificates of deposit	250,258	252,232	—	252,232	—
FHLB advances	118,000	119,946	—	119,946	—
Derivatives (included in Other Liabilities)	542	542	—	542	—
Accrued interest payable	427	427	—	427	—

September 30, 2015:
Financial assets:
Cash and cash equivalents	$40,263	$40,263	$40,263	$—	$—
Investment securities available-for-sale	128,354	128,354	—	128,354	—
Investment securities held-to-maturity	57,221	56,825	—	56,825	—
Loans receivable, net	391,307	400,305	—	—	400,305
Accrued interest receivable	2,484	2,484	—	2,484	—
Restricted stock	4,765	4,765	—	4,765	—
Mortgage servicing rights	401	416	—	416	—
Financial liabilities:
Savings accounts	45,189	45,189	—	45,189
Checking and NOW accounts	109,907	109,907	—	109,907	—
Money market accounts	108,706	108,706	—	108,706	—
Certificates of deposit	201,720	203,257	—	203,257	—
FHLB advances	103,000	104,889	—	104,889	—
Derivatives	348	348	—	348	—
Accrued interest payable	396	396	—	396	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes

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

In accordance with ASC Topic 740, the Company considered prudent and feasible tax-planning strategies available at September 30, 2016 that, if implemented, could prevent an operating loss or tax credit carry-forward from expiring unused and could result in realization of the existing DTA. The Company has no present intention to implement such strategies; however, in the event that the Company determined future earnings would not be sufficient to realize the deferred tax asset, the Company has the ability to realize a portion of DTA through tax strategies such as: selling available-for-sale securities in a gain position from the investment portfolio, surrendering BOLI policies, and selling loans in a gain position from the loan portfolio, as well as sales or sale/leaseback of branch offices/office buildings to recognize built-in gains.

Deferred income taxes at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$—	$383
Allowance for loan losses	3,299	2,985
Non-accrual interest	56	98
Write-down of real estate owned	—	106
Alternative minimum tax (AMT) credit carryover	287	128
Low-income housing tax credit carryover	217	337
Supplement Employer Retirement Plan	412	455
Charitable contributions	61	36
Depreciation	60	205
Federal net operating loss	4,344	6,375
Other	651	338
Total Deferred Tax Assets	9,387	11,446
Valuation allowance for DTA	(61)	(8,043)
Total Deferred Tax Assets, Net of Valuation Allowance	$9,326	$3,403
Deferred Tax Liabilities:
State net operating income	—	(187)
Unrealized gain on investments available-for-sale	(152)	—
Mortgage servicing rights	(112)	(136)
Other	(235)	(206)
Total Deferred Tax Liabilities	(499)	(529)
Deferred Tax Assets, Net	$8,827	$2,874

Of these DTA, the carryforward periods for certain tax attributes are as follows:

•	Gross federal net operating loss carryforwards of $12.7 million (net DTA of $4.3 million) to expire in the fiscal year ending September 30, 2031;

•	Low income housing credit carryforwards of $217,000 to expire in the fiscal years ending September 30, 2030 and 2031;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Income Taxes (Continued)

•	AMT credit carryforward has no expiration date; and

•	Gross charitable contributions carryforwards of $180,000 (net DTA of $61,000) to expire in the fiscal year ending September 30, 2018.

Income tax expense for the years ended September 30, 2016, 2015 and 2014 was comprised of the following:

	September 30,
	2016	2015	2014
	(In thousands)
Federal:
Current	$350	$1,035	$388
Deferred	(6,316)	(1,035)	(367)
	(5,966)	-	21
State, current	-	-	-
	$(5,966)	$-	$21

The following reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes for the years ended September 30, 2016, 2015 and 2014:

	September 30,
	2016	2015	2014
	(Dollars in thousands)
At federal statutory rate at 34%	$2,032	$1,257	$-
Adjustments resulting from:
Tax-exempt interest	(265)	(186)	-
Earnings on bank-owned life insurance	(176)	(231)	-
Federal tax on cash surrender of BOLI	-	-	21
DTA valuation allowance	(7,775)	(873)	-
Other	218	33	-
	$(5,966)	$-	$21
Effective tax rate	(99.8)%	0.0%	3.3%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities. As of September 30, 2016 and 2015, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2013 to September 30, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Leases

Pursuant to the terms of non-cancelable operating lease agreements expiring in September 2030, pertaining to Company property, future minimum rent commitments are (In thousands):

Years ending September 30:
2017	$385
2018	429
2019	431
2020	434
2021	466
Thereafter	2,225
$4,370

The Company receives rents from the lease of office and residential space owned by the Company. Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2017	$133
2018	22
2019	-
2020	-
2021	-
$155

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2016 and 2015, the uncollateralized portion of the letters of credit extended by the Company was approximately $1.9 million and $566,000, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies (Continued)

At September 30, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2016	2015
	(In thousands)
Commitments to extend credit:
Future loan commitments	$97,566	$26,849
Undisbursed construction loans	33,135	14,187
Undisbursed home equity lines of credit	25,270	27,074
Undisbursed commercial lines of credit	22,272	20,325
Undisbursed commercial unsecured lines of credit	26,395	5,275
Overdraft protection lines	850	840
Standby letters of credit	1,927	566
Total Commitments	$207,415	$95,116

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

Note 15 - Regulatory Matters  – (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of September 30, 2016, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2016:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2016:

Tier 1 Leverage (Core) Capital (to average assets)	$90,310	11.45%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	90,310	15.11%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	90,310	15.11%	35,859	6.00%	47,812	8.00%
Total Risk Based Capital (to risk weighted assets)	95,806	16.03%	47,812	8.00%	59,765	10.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Matters  – (continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2016 and 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$85,030	10.79%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	85,030	14.24%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	85,030	14.24%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	90,526	15.16%	47,779	8.00%	59,723	10.00%

As of September 30, 2015:

Tier 1 Leverage (to average assets)	$69,030	10.80%	$25,573	4.00%	$31,966	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	69,030	15.90%	19,538	4.50%	28,222	6.50%
Tier 1 Capital (to risk weighted assets)	69,030	15.90%	26,051	6.00%	34,734	8.00%
Total Capital (to risk weighted assets)	73,759	16.99%	34,734	8.00%	43,418	10.00%

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2016 and 2015:

	September 30,
	2016	2015
	(In thousands)
Bank GAAP equity	$89,311	$67,951
Disallowed portion of deferred tax asset	(4,344)	-
Net unrealized gain on securities available for sale, net of income taxes	(294)	743
Net unrealized gain on derivatives, net of income taxes	357	336
Tangible Capital , Core Capital and Tier 1 Capital	85,030	69,030
Allowance for loan losses	5,496	4,729
Total Risk-Based Capital	$90,526	$73,759

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) included in shareholders’ equity are as follows:

	September 30,
	2016	2015	2014
	(In thousands)
Net unrealized holding gains (losses) on available-for- sale securities	$447	$(1,011)	$(2,736)
Tax effect	(152)	344	931
Net of tax amount	295	(667)	(1,805)

Net unrealized holding losses on securities available-for- sale transferred to held-to-maturity	—	(115)	—
Tax effect	—	39	—
Net of tax amount	—	(76)	—

Fair value adjustment on derivatives	(542)	(348)	—
Tax effect	184	12	—
Net of tax amount	(358)	(336)	—

Total accumulated other comprehensive loss	$(63)	$(1,079)	$(1,805)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$2,128	$2,120	$1,419

Net realized gain on securities available-for-sale	(565)	(515)	(83)

Amortization of unrealized holding losses on securities available- for-sale transferred to held-to-maturity	9	5	—

Fair value adjustment on derivatives	(194)	(348)	—

Other comprehensive income (loss) before taxes	1,378	1,262	1,336
Tax effect	(362)	(536)	(453)
Total comprehensive income (loss)	$1,016	$726	$883

Note 17 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of September 30, 2016, there were 393,070 remaining shares available for future grants.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Equity Based Incentive Compensation Plan  – (continued)

Restricted stock and option awards granted during fiscal 2016 vest in 20% increments beginning on the one year anniversary of the grant date, and accelerate upon a change in control of the Company. The options generally expire ten years from the date of grant. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Shares of restricted stock have the same dividend and voting rights as common stock while options do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

No options were granted in fiscal 2015 or 2014. In fiscal 2016, stock options covering 5,000 shares of common stock were granted. Total compensation expense related to options granted under the 2014 Plan was $3,000 for fiscal 2016 and zero for fiscal 2015 and 2014, respectively.

During fiscal 2016, 2,240 shares of restricted stock were awarded and 310 of those shares were forfeited. During fiscal 2015 and 2014 no shares of restricted stock were awarded. The compensation expense related to restricted stock awards was approximately $5,000 for fiscal 2016 and zero in fiscal 2015 and 2014, respectively.

Stock-based compensation expense for the cost of the awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options.

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2016 are as follows:

Weighted average fair value of awards	$5.15
Risk-free rate	1.45%
Dividend yield	-%
Volatility	28.88%
Expected life	6.5 years

The following is a summary of currently outstanding options at September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	—
Granted	5,000	$16.02
Exercised	—	—
Forfeited/cancelled/expired	—	—
Outstanding, end of year	5,000	$16.02	9.498	$1,900
Vested and expected to vest, end of year	5,000	$16.02	9.498	$1,900

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Equity Based Incentive Compensation Plan  – (continued)

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2016:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	—
Granted	2,240	$17.40
Vested	—	—
Forfeited/cancelled/expired	(310)	17.40
Outstanding, end of year	1,930	$17.40

As of September 30, 2016, there was $29,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 9.25 years.

Note 18 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2016	2015
	(In thousands)
Assets
Cash and Cash Equivalents	$3,192	$5,325
Investment in subsidiaries	89,311	67,951
Investment securities held to maturity, (fair value at $5,666)	—	5,762
Loans receivable, net	1,709	1,842
Other assets	418	532
Total Assets	$94,630	$81,412

Liabilities
Accounts payable	$39	$21

Shareholders’ Equity	94,591	81,391
Total Liabilities and Shareholders’ Equity	$94,630	$81,412

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Operations

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Income
Interest income	$116	$196	$254
Total Interest Income	116	196	254

Expense
Other operating expenses	189	251	331
Total Other Expenses	189	251	331

Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Expense	(73)	(55)	(77)

Equity in Undistributed Net Income of Subsidiaries	12,126	3,753	400

Income tax expense	111	-	-
Net Income	$11,942	$3,698	$323

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2016	2015	2014

Net Income	$11,942	$3,698	$323
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for- sale securities	2,128	2,120	1,419
Tax effect	(723)	(721)	(482)
Net of tax amount	1,405	1,399	937
Reclassification adjustment for net gains arising during the period(1)	(565)	(515)	(83)
Tax effect	192	175	29
Net of tax amount	(373)	(340)	(54)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held- to-maturity(2)	9	5	—
Tax effect	(3)	(2)	—
Net of tax amount	6	3	—
Fair value adjustment on derivatives	(194)	(348)	—
Tax effect	172	12	—
Net of tax amount	(22)	(336)	—
Total other comprehensive income	1,016	726	883
Total comprehensive income	$12,958	$4,424	$1,206

(1)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income	$11,942	$3,698	$323
Undistributed net income of subsidiaries	(12,126)	(3,752)	(400)
Deferred income taxes, net	-	84	197
ESOP shares committed to be released	242	195	160
Increase (decrease) in accounts payable	18	(27)	(14)
(Increase) decrease in other assets	(2,629)	239	227
Net Cash (Used in) Provided by Operating Activities	(2,553)	437	493
Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	-	-	422
Proceeds from maturities and principal collection on investments held to maturity	287	511	-
Purchases of investment securities	-	-	(992)
Calls, sales of investment securities	-	1,812	-
Loan originations and principal collections, net	133	127	121
Net Cash Provided by (Used in) Investing Activities	420	2,450	(449)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,133)	2,887	44
Cash and Cash Equivalents - Beginning	5,325	2,438	2,394
Cash and Cash Equivalents - Ending	$3,192	$5,325	$2,438

Supplementary Cash Flows Information
Non-cash transfer of investment securities from Parent Company to Bank	$5,475	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Quarterly Financial Information of Malvern Bancorp Inc. (Unuadited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2016 and 2015.

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total Interest and Dividend Income	6,817	$6,530	$6,210	$5,687
Total Interest Expense	1,796	1,750	1,710	1,476
Net Interest Income	5,021	4,780	4,500	4,211
Provision for Loan Losses	100	472	375	—
Total Other Income	615	659	501	558
Total Other Expenses	3,759	3,378	3,360	3,425
Income before income tax benefit	1,777	1,589	1,266	1,344
Income tax benefit	(5,966)	—	—	—
Net Income	$7,743	$1,589	$1,266	$1,344

Earnings Per Common Share:
Basic	$1.21	$0.25	$0.20	$0.05
Diluted	$1.21	$0.25	$0.20	n/a

Weighted Average Common Shares Outstanding
Basic	6,415,049	6,411,766	6,408,167	6,402,332
Diluted	6,415,207	6,411,804	6,408,167	n/a

	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total Interest and Dividend Income	5,344	$5,139	$5,166	$4,813
Total Interest Expense	1,365	1,301	1,330	1,252
Net Interest Income	3,979	3,838	3,836	3,561
Provision for Loan Losses	—	—	—	90
Total Other Income	639	640	745	511
Total Other Expenses	3,454	3,273	3,573	3,661
Income before income tax benefit	1,164	1,205	1,008	321
Income tax benefit	—	—	—	—
Net Income	$1,164	$1,205	$1,008	$321

Earnings Per Common Share:
Basic	$0.18	$0.19	$0.16	$0.05
Diluted	n/a	n/a	n/a	n/a

Weighted Average Common Shares Outstanding
Basic	6,398,720	6,395,126	6,391,521	6,387,932
Diluted	n/a	n/a	n/a	n/a

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Management including the Chief Executive Officer and Chief Financial Officer, conducted a review, evaluation and testing of the effectiveness of the Company’s controls over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.

Remediation of Material Weakness

Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, indicated that management’s review of the Company’s internal control over financial reporting identified certain deficiencies which, in the aggregate, constituted a material weakness at September 30, 2015, and described the Company’s remediation plan to address such deficiencies. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s remediation efforts included: enhancement of the Company’s procedures with respect to documentation and identification of troubled debt restructurings; enhancement of the Company’s analysis and review process with respect to impaired loans; and re-evaluation of its policies and procedures regarding use of real estate appraisers who are not on the Company’s list of approved appraisers. During the quarter ended December 31, 2015, the Company commenced the remediation efforts described in Item 9A of the fiscal 2015 Annual Report on Form 10-K and such efforts continued through the quarter ended September 30, 2016. As indicated above, after completing its assessment of the Company’s internal control over financial reporting as of September 30, 2016, management concluded that the Company had remediated the previously identified weaknesses.

Changes in Internal Control over Financial Reporting

Other than the changes described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Paoli, Pennsylvania

We have audited Malvern Bancorp Inc. and subsidiaries (the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Malvern Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Malvern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Malvern Bancorp, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated December 13, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
December 13, 2016

Item 9B. Other Information.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held in February 2017 (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information. The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under our 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan permits the grant of equity awards and other awards, including stock options and restricted stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Shareholders	5,000	$16.02	393,070
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	5,000	$16.02	393,070

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

Item 14. Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Six) – Audit Fees” in the Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.	(2)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(1)
10.1	Malvern Bancorp 2014 Long Term Incentive Plan*	(3)
10.2	Employment Agreement with Anthony C. Weagley*	(4)
10.3	Change of Control Agreement with Joseph D. Gangemi*	(5)
10.4	Change of Control Agreement with William Woolworth*	(6)
10.5	Change of Control Agreement with William Boylan	Filed herewith
23.0	Consent of BDO USA, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. **	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.**	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**	Filed herewith

No.	Description	Location
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2016 and 2015, (ii) the Consolidated Statement of Operations for the years ended September 30, 2016, 2015 and 2014, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2016, 2015 and 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2016, 2015 and 2014 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(1)	Incorporated by reference from the like-numbered exhibit included in Malvern Bancorp's registration statement on Form S-1, filed May 31, 2012 (SEC File No. 333-181798).

(2)	Incorporated by reference from Exhibit 3.2 included in the Current Report on Form 8-K of Malvern Bancorp, Inc. dated as of February 17, 2016 and filed February 19, 2016 (SEC File No. 000-54835).

(3)	Incorporated by reference to Appendix A of the definitive proxy statement filed by Malvern Bancorp, Inc. with the SEC on January 2, 2015 (SEC File No. 000-54835).

(4)	Incorporated by reference to Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of June 23, 2016, and filed on June 24, 2016 (SEC File No. 000-54835).

(5)	Incorporated by reference to Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of May 23, 2016, and filed on May 27, 2016 (SEC File No. 000-54835).

(6)	Incorporated by reference to Exhibit 10.2 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of May 23, 2016, and filed on May 27, 2016 (SEC File No. 000-54835).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary.

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 13, 2016	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on December 13, 2016, have signed this report below.

/s/ Anthony C. Weagley	Director, President and Chief Executive Officer (principal executive officer)
Anthony C. Weagley

/s/ Howard Kent	Chairman of the Board
Howard Kent

/s/ Therese Woodman	Vice Chairman of the Board
Therese Woodman

/s/ Cynthia Felzer Leitzell	Director
Cynthia Felzer Leitzell

Director
John P. O’Grady

/s/ Norman Feinstein	Director
Norman Feinstein

/ s/ Stephen P. Scartozzi	Director
Stephen P. Scartozzi

/s/ George E. Steinmetz	Director
George E. Steinmetz

/s/ Andrew Fish	Director
Andrew Fish

/s/ Joseph D. Gangemi	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
Joseph D. Gangemi

-112-