Form 10-Q
period 2016-12-31
MALVERN BANCORP, INC.
filed 2017-02-09
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  000-54835

MALVERN BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,560,162 shares
(Title of Class)	(Outstanding as of February 8, 2017)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017, or for any other interim period. The Malvern Bancorp, Inc. 2016 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 30, 2016	September 30, 2016
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,598	$1,297
Interest bearing deposits in depository institutions	61,683	95,465
Cash and Cash Equivalents	63,281	96,762
Investment securities available for sale, at fair value	65,108	66,387
Investment securities held to maturity, at cost (fair value of $37,426 and $40,817, respectively)	38,160	40,551
Restricted stock, at cost	5,416	5,424
Loans receivable, net of allowance for loan losses of $6,177 and $5,434, respectively	668,427	574,160
Accrued interest receivable	2,899	2,558
Property and equipment, net	6,769	6,637
Deferred income taxes, net	8,449	8,827
Bank-owned life insurance	18,548	18,418
Other assets	1,945	1,548
Total Assets	$879,002	$821,272

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$35,184	$34,547
Deposits-interest-bearing	623,439	567,499
Total Deposits	658,623	602,046
FHLB advances	118,000	118,000
Advances from borrowers for taxes and insurance	2,534	1,659
Accrued interest payable	448	427
Other liabilities	3,662	4,549
Total Liabilities	783,267	726,681

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,560,162 shares at December 31, 2016 and 6,560,403 shares at September 30, 2016	66	66
Additional paid-in-capital	60,495	60,461
Retained earnings	36,926	35,756
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,592)	(1,629)
Accumulated other comprehensive loss	(160)	(63)
Total Shareholders’ Equity	95,735	94,591
Total Liabilities and Shareholders’ Equity	$879,002	$821,272

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(Dollars in thousands, except for per share data)	2016	2015

Interest and Dividend Income
Loans, including fees	$6,313	$4,545
Investment securities, taxable	472	875
Investment securities, tax-exempt	163	195
Dividends, restricted stock	64	54
Interest-bearing cash accounts	93	18
Total Interest and Dividend Income	7,105	5,687
Interest Expense
Deposits	1,324	964
Borrowings	542	512
Total Interest Expense	1,866	1,476
Net interest income	5,239	4,211
Provision for Loan Losses	660	—
Net Interest Income after Provision for Loan Losses	4,579	4,211
Other Income
Service charges and other fees	223	211
Rental income-other	55	50
Net gains on sales of investments	—	131
Net gains on sale of loans	45	34
Earnings on bank-owned life insurance	130	132
Total Other Income	453	558
Other Expense
Salaries and employee benefits	1,712	1,499
Occupancy expense	494	423
Federal deposit insurance premium	4	200
Advertising	51	30
Data processing	302	297
Professional fees	401	400
Other real estate owned (income) expenses, net	—	(1)
Other operating expenses	606	577
Total Other Expense	3,570	3,425
Income before income tax expense	1462	1,344
Income tax expense	292	—
Net Income	$1,170	$1,344

Earnings Per Common Share:
Basic	$0.18	$0.21
Diluted	$0.18	n/a
Weighted Average Common Shares Outstanding:
Basic	6,418,583	6,402,332
Diluted	6,419,012	n/a
Dividends Declared Per Share	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2016	2015

Net Income	$1,170	$1,344
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding losses on available-for-sale securities	(1,098)	(482)
Tax effect	374	164
Net of tax amount	(724)	(318)
Reclassification adjustment for net gains arising during the period(1)	—	(131)
Tax effect	—	45
Net of tax amount	—	(86)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	4	2
Tax effect	(1)	(1)
Net of tax amount	3	1
Fair value adjustments on derivatives	945	403
Tax effect	(321)	(135)
Net of tax amount	624	268
Total other comprehensive loss	(97)	(135)
Total comprehensive income	$1,073	$1,209

(1) Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(in thousands, except share data)
Balance, October 1, 2015	$66	$60,365	$23,814	$(1,775)	$(1,079)	$81,391
Net Income	—	—	1,344	—	—	1,344
Other comprehensive income	—	—	—	—	(135)	(135)
Committed to be released ESOP shares (3.600 shares)	—	22	—	36	—	58
Balance, December 31, 2015	$66	$60,387	$25,158	$(1,739)	$(1,214)	$82,658

Balance, October 1, 2016	$66	$60,461	$35,756	$(1,629)	$(63)	$94,591
Net Income	—	—	1,170	—	—	1,170
Other comprehensive loss	—	—	—	—	(97)	(97)
Committed to be released ESOP shares (3,600 shares)	—	32	—	37	—	69
Stock based compensation	—	2	—	—	—	2
Balance, December 31, 2016	$66	$60,495	$36,926	$(1,592)	$(160)	$95,735

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$1,170	$1,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	179	158
Provision for loan losses	660	—
Deferred income taxes expense (benefit)	428	(230)
ESOP expense	69	58
Stock based compensation	2	—
Amortization (accretion) of premiums and discounts on investment securities, net	456	328
(Accretion) amortization of loan origination fees and costs	(514)	552
Amortization of mortgage service rights	15	13
Net gain on sale of investment securities available-for-sale	—	(131)
Net gain on sale of secondary market loans	(45)	34
Proceeds on sale of secondary market loans	2,287	1,441
Originations of secondary market loans	(2,242)	(1,475)
Earnings on bank-owned life insurance	(130)	(132)
Increase in accrued interest receivable	(341)	(238)
Increase in accrued interest payable	21	2
(Decrease) increase in other liabilities	(887)	129
Decrease (increase) in other assets	88	(424)
Net Cash Provided by Operating Activities	1,216	1,429
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	—	(2,115)
Sales	—	12,500
Maturities, calls and principal repayments	446	1,664
Investment securities held-to-maturity:
Maturities, calls and principal repayments	2,121	2,259
Loan originations and principal collections, net	(94,413)	(70,736)
Proceeds from death benefit of bank-owned life insurance	—	1,049
Net decrease in restricted stock	8	3
Purchases of property and equipment	(311)	(109)
Net Cash Used in Investing Activities	(92,149)	(55,485)
Cash Flows from Financing Activities
Net increase in deposits	56,577	69,179
Proceeds from long-term borrowings	35,000	15,000
Repayment of long-term borrowings	(35,000)	(15,000)
Increase in advances from borrowers for taxes and insurance	875	984
Net Cash Provided by Financing Activities	57,452	70,163
Net (Decrease) Increase in Cash and Cash Equivalents	(33,481)	16,107
Cash and Cash Equivalent – Beginning	96,762	40,263
Cash and Cash Equivalent – Ending	$63,281	$56,370
Supplementary Cash Flows Information
Interest paid	$1,845	$1,474

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

The Bank is a federally chartered stock savings bank which was originally organized in 1887. The Bank operates from its headquarters in Paoli, Pennsylvania and through its eight full service financial center offices in Chester and Delaware Counties, Pennsylvania and a Private Banking Loan Production headquarters office in Morristown, New Jersey. The Bank has one subsidiary, Strategic Asset Management Group, Inc. (“SAMG”), a Pennsylvania corporation. As of December 15, 2016, SAMG holds a 100% ownership interest in Malvern Insurance Associates, LLC (“Malvern Insurance”), a Pennsylvania limited liability company. Malvern Insurance is a licensed insurance broker under Pennsylvania law.

In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the evaluation of deferred tax assets and the other-than-temporary impairment evaluation of securities.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the provisions of this ASU to determine the impact the new standard will have on the Company's consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements (Continued)

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in this update supersedes the current lease accounting guidance for both the lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria that are similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of the amendment must be applied on a modified retrospective approach. The Company is currently evaluating the provisions of this ASU to determine the impact the new standard will have on the Company's consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. As of December 31, 2016, the Company had issued stock options to purchase 5,000 shares of common stock outstanding, as well as 1,352 restricted shares, which are considered CSEs. At December 31, 2016, options to purchase 5,000 shares of common stock were anti-dilutive. As of December 31, 2015, the Company had not issued and did not have any outstanding CSEs.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
(in thousands, except for share and per share data)	2016	2015

Net Income	$1,170	$1,344

Weighted average shares outstanding	6,560,324	6,558,473
Average unearned ESOP shares	(141,741)	(156,141)
Basic weighted average shares outstanding	6,418,583	6,402,332

Plus: effect of dilutive options	429	n/a
Diluted weighted average common shares outstanding	6,419,012	n/a

Earnings per share:
Basic	$0.18	$0.21
Diluted	$0.18	n/a

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three months ended December 31, 2016 and 2015, there were 3,600 and 3,600 shares, respectively, committed to be released. At December 31, 2016, there were 139,965 unallocated shares and 119,253 allocated shares held by the ESOP which had an aggregate fair value of approximately $3.0 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at December 31, 2016 and at September 30, 2016. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following tables present information related to the Company’s investment securities at December 31, 2016 and September 30, 2016.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$24,697	$90	$(52)	$24,735
Single issuer trust preferred security	1,000	—	(113)	887
Corporate debt securities	40,058	96	(668)	39,486
Total	65,755	186	(833)	65,108
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(7)	$1,992
State and municipal obligations	9,764	20	(74)	9,710
Corporate debt securities	3,892	—	(108)	3,784
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	22,505	—	(565)	21,940
Total	$38,160	$20	$(754)	$37,426

Total investment securities	$103,915	$206	$(1,587)	$102,534

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$24,751	$557	$(1)	$25,307
Single issuer trust preferred security	1,000	—	(122)	878
Corporate debt securities	40,189	347	(334)	40,202
Total	65,940	904	(457)	66,387
Investment Securities Held-to-Maturity:
U.S. government agencies	$2,999	$16	$—	$3,015
State and municipal obligations	9,826	167	(1)	9,992
Corporate debt securities	3,916	77	—	3,993
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	23,810	102	(95)	23,817
Total	$40,551	$362	$(96)	$40,817

Total investment securities	$106,491	$1,266	$(553)	$107,204

For the three months ended December 31, 2016, no available-for-sale investment securities were sold. For the three months ended December 31, 2015, proceeds of investment securities sold amounted to approximately $12.5 million. Gross realized gains on investment securities sold amounted to approximately $131,000, while there were no gross realized losses for the period.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016 and September 30, 2016:

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$10,803	$(52)	$—	$—	$10,803	$(52)
Single issuer trust preferred security	—	—	887	(113)	887	(113)
Corporate debt securities	22,345	(257)	8,970	(411)	31,315	(668)
Total	$33,148	$(309)	$9,857	$(524)	$43,005	$(833)
Investment Securities Held-to-Maturity:
U.S. government agencies	1,992	(7)	—	—	1,992	(7)
State and municipal obligations	7,407	(74)	—	—	7,407	(74)
Corporate debt securities	3,784	(108)	—	—	3,784	(108)
Mortgage-backed securities:
CMO, fixed-rate	14,150	(285)	7,587	(280)	21,737	(565)
Total	27,333	(474)	7,587	(280)	34,920	(754)
Total investment securities	$60,481	$(783)	$17,444	$(804)	$77,925	$(1,587)

	September 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$501	$(1)	$—	$—	$501	$(1)
Single issuer trust preferred security	—	—	878	(122)	878	(122)
Corporate debt securities	984	(9)	10,614	(325)	11,598	(334)
Total	$1,485	$(10)	$11,492	$(447)	$12,977	$(457)
Investment Securities Held-to-Maturity:
State and municipal obligations	1,193	(1)	—	—	1,193	(1)
Mortgage-backed securities:
CMO, fixed-rate	4,342	(17)	6,283	(78)	10,625	(95)
Total	5,535	(18)	6,283	(78)	11,818	(96)
Total investment securities	$7,020	$(28)	$17,775	$(525)	$24,795	$(553)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

As of December 31, 2016, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2016, the Company held two U.S. government agency securities, 19 municipal bonds, 17 corporate securities, 15 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2016 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $531,000 and $552,000 at December 31, 2016 and September 30, 2016, respectively, were pledged to secure public deposits.

The following table presents information for investment securities at December 31, 2016, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	24,340	24,183
Due after five years through ten years	31,144	30,708
Due after ten years	10,271	10,217
Total	$65,755	$65,108
Investment Securities Held-to-Maturity:
Due after one year through five years	$1,999	$1,992
Due after five years through ten years	5,811	5,711
Due after ten years	30,350	29,723
Total	$38,160	$37,426

Total investment securities	$103,915	$102,534

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31,	September 30,
	2016	2016
	(in thousands)
Residential mortgage	$205,668	$209,186
Construction and Development:
Residential and commercial	28,296	18,579
Land	10,117	10,013
Total Construction and Development	38,413	28,592
Commercial:
Commercial real estate	307,821	231,439
Multi-family	19,805	19,515
Other	53,587	38,779
Total Commercial	381,213	289,733
Consumer:
Home equity lines of credit	19,729	19,757
Second mortgages	26,971	29,204
Other	1,697	1,914
Total Consumer	48,397	50,875
Total loans	673,691	578,386
Deferred loan fees and cost, net	913	1,208
Allowance for loan losses	(6,177)	(5,434)
Total loans receivable, net	$668,427	$574,160

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2016 and September 30, 2016.  Activity in the allowance is presented for the three months ended December 31, 2016 and 2015 and the year ended September 30, 2016, respectively.

	Three Months Ended December 31, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	-	-	-	-	-	-	-	(71)	(5)	-	(76)
Recoveries	-	90	-	3	-	5	1	57	3	-	159
Provisions	(39)	585	(7)	338	(3)	45	(6)	(45)	(4)	(204)	660
Ending Balance	$1,162	$874	$90	$2,215	$106	$208	$111	$408	$28	$975	$6,177
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$50	$-	$-	$50
Ending balance: collectively evaluated for impairment	$1,162	$874	$90	$2,215	$106	$208	$111	$358	$28	$975	$6,127

Loans receivable:
Ending balance	$205,668	$28,296	$10,117	$307,821	$19,805	$53,587	$19,729	$26,971	$1,697		$673,691
Ending balance: individually evaluated for impairment	$2,104	$109	$-	$760	$-	$-	$62	$220	$-		$3,255
Ending balance: collectively evaluated for impairment	$203,564	$28,187	$10,117	$307,061	$19,805	$53,587	$19,667	$26,751	$1,697		$670,436

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Three Months Ended December 31, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	-	-	(98)	-	-	-	(197)	-	-	(304)
Recoveries	-	188	-	2	-	1	-	21	1	-	213
Provisions	(180)	(172)	71	702	(11)	58	(11)	75	(7)	(525)	-
Ending Balance	$1,297	$46	$106	$1,841	$93	$167	$128	$660	$18	$220	$4,576
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,297	$46	$106	$1,841	$93	$167	$128	$660	$18	$220	$4,576

Loans receivable:
Ending balance	$211,302	$6,007	$6,804	$142,981	$10,549	$25,975	$23,207	$35,533	$2,299		$464,657
Ending balance: individually evaluated for impairment	$609	$121	$-	$1,475	$-	$-	$20	$154	$-		$2,379
Ending balance: collectively evaluated for impairment	$210,693	$5,886	$6,804	$141,506	$10,549	$25,975	$23,187	$35,379	$2,299		$462,278

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Year Ended September 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	-	(99)	-	-	-	(291)	(70)	-	(560)
Recoveries	17	243	-	3	-	3	1	100	13	-	380
Provisions	(293)	17	62	735	5	47	(24)	(103)	67	434	947
Ending Balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$23	$-	$-	$23
Ending balance: collectively evaluated for impairment	$1,201	$199	$97	$1,874	$109	$158	$116	$444	$34	$1,179	$5,411

Loans receivable:
Ending balance	$209,186	$18,579	$10,013	$231,439	$19,515	$38,779	$19,757	$29,204	$1,914		$578,386
Ending balance: individually evaluated for impairment	$1,159	$109	$-	$2,039	$-	$-	$74	$277	$-		$3,658
Ending balance: collectively evaluated for impairment	$208,027	$18,470	$10,013	$229,400	$19,515	$38,779	$19,683	$28,927	$1,914		$574,728

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2016 and September 30, 2016.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2016:
Residential mortgage	$—	$—	$2,104	$2,104	$2,179
Construction and Development:
Residential and commercial	—	—	109	109	109
Commercial:
Commercial real estate	—	—	760	760	762
Consumer:
Home equity lines of credit	—	—	62	62	83
Second mortgages	59	50	161	220	302
Total impaired loans	$59	$50	$3,196	$3,255	$3,435
September 30, 2016:
Residential mortgage	$—	$—	$1,159	$1,159	$1,225
Construction and Development:
Residential and commercial	—	—	109	109	109
Commercial:
Commercial real estate	—	—	2,039	2,039	2,039
Consumer:
Home equity lines of credit	—	—	74	74	90
Second mortgages	31	23	246	277	451
Total impaired loans	$31	$23	$3,627	$3,658	$3,914

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three months ended December 31, 2016 and 2015.

	Three Months Ended December 31, 2016
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$1,997	$20
Construction and Development:
Residential and commercial	109	1
Commercial:
Commercial real estate	1,602	4
Consumer:
Home equity lines of credit	70	—
Second mortgages	226	—
Total	$4,004	$25

	Three Months Ended December 31, 2015
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$586	$—
Construction and Development:
Residential and commercial	121	1
Commercial:
Commercial real estate	1,536	55
Consumer:
Home equity lines of credit	20	—
Second mortgages	189	—
Total	$2,452	$56

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2016 and September 30, 2016.

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$203,427	$121	$2,120	$—	$205,668
Construction and Development:
Residential and commercial	28,187	—	109	—	28,296
Land	10,117	—	—	—	10,117
Commercial:
Commercial real estate	299,414	5,671	2,736	—	307,821
Multi-family	19,596	209	—	—	19,805
Other	52,661	254	672	—	53,587
Consumer:
Home equity lines of credit	19,568	—	161	—	19,729
Second mortgages	26,185	117	669	—	26,971
Other	1,687	10	—	—	1,697
Total	$660,842	$6,382	$6,467	$—	$673,691

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$207,880	$122	$1,184	$—	$209,186
Construction and Development:
Residential and commercial	18,470	—	109	—	18,579
Land	10,013	—	—	—	10,013
Commercial:
Commercial real estate	221,742	4,990	4,707	—	231,439
Multi-family	19,303	212	—	—	19,515
Other	37,848	259	672	—	38,779
Consumer:
Home equity lines of credit	19,584	—	173	—	19,757
Second mortgages	27,843	119	1,242	—	29,204
Other	1,903	11	—	—	1,914
Total	$564,586	$5,713	$8,087	$—	$578,386

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31,	September 30,
	2016	2016
	(in thousands)
Residential mortgage	$1,388	$1,072
Commercial:
Commercial real estate	191	193
Consumer:
Home equity lines of credit	62	74
Second mortgages	192	278
Total non-accrual loans	$1,833	$1,617

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $10,000 and $9,000 for the three months ended December 31, 2016 and 2015, respectively. At December 31, 2016 and September 30, 2016 there were approximately $121,000 and $696,000, respectively, loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2016 and September 30, 2016.

	Current	30- 59 Days Past Due	60- 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
December 31, 2016:
Residential mortgage	$200,593	$3,001	$864	$1,210	$5,075	$205,668	$121
Construction and Development:
Residential and commercial	28,296	—	—	—	—	28,296	—
Land	10,117	—	—	—	—	10,117	—
Commercial:
Commercial real estate	307,349	281	—	191	472	307,821	—
Multi-family	19,805	—	—	—	—	19,805	—
Other	52,915	672	—	—	672	53,587	—
Consumer:
Home equity lines of credit	19,517	160	42	10	212	19,729	—
Second mortgages	25,776	754	280	161	1,195	26,971	—
Other	1,694	3	—	—	3	1,697	—
Total	$666,062	$4,871	$1,186	$1,572	$7,629	$673,691	$121

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Current	30- 59 Days Past Due	60- 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2016:
Residential mortgage	$204,816	$1,750	$1,345	$1,275	$4,370	$209,186	$509
Construction and Development:
Residential and commercial	18,579	—	—	—	—	18,579	—
Land	10,013	—	—	—	—	10,013	—
Commercial:
Commercial real estate	231,059	—	—	380	380	231,439	187
Multi-family	19,515	—	—	—	—	19,515	—
Other	38,433	346	—	—	346	38,779	—
Consumer:
Home equity lines of credit	19,513	170	43	31	244	19,757	—
Second mortgages	27,933	473	566	232	1,271	29,204	—
Other	1,913	1	—	—	1	1,914	—
Total	$571,774	$2,740	$1,954	$1,918	$6,612	$578,386	$696

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

 The Company had eight and seven loans classified as TDRs with an aggregate outstanding balance of $1.7 million and $2.2 million at December 31, 2016 and September 30, 2016, respectively. At December 31, 2016, these loans were also classified as impaired. All of the TDR loans continue to perform under the restructured terms through December 31, 2016 and we continued to accrue interest on such loan through such date. The decrease in TDRs of approximately $521,000 during fiscal 2017 was due to two commercial loans with an aggregate outstanding balance of approximately $1.3 million, being paid off during the first quarter of fiscal 2017. The decrease was offset by the addition of one residential mortgage loans with an outstanding balance of $104,000 being classified as a non-performing TDR and two residential mortgage loans with an aggregate outstanding balance of $655,000 being classified as performing TDR during first quarter of fiscal 2017. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. The Company had $484,000 and $141,000 of residential real estate properties in the process of foreclosure at December 31, 2016 and September 30, 2016, respectively.

The following table presents our TDR loans as of December 31, 2016 and September 30, 2016.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2016:
Residential mortgage	5	$979	2	$239
Construction and Development:
Residential and commercial	1	109	—	—
Commercial:
Commercial real estate	2	569	—	—
Total	8	$1,657	2	$239
At September 30, 2016:
Residential mortgage	2	$224	1	$139
Construction and Development:
Residential and commercial	1	109	—	—
Commercial:
Commercial real estate	4	1,845	—	—
Total	7	$2,178	1	$139

The following table reports the performing status all of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	December 31, 2016		September 30, 2016
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Residential mortgage	$740	$239	$85	$139
Construction and Development:
Residential and commercial	109	—	109	—
Commercial:
Commercial real estate	569	—	1,845	—
Total	$1,418	$239	$2,039	$139

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	For the Three Months Ended December 31,
	2016			2015
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	3	$760	$760	-	$-	$-
Total	3	$760	$760	-	$-	$-

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

As of December 31, 2016, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2016 and September 30, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of December 31, 2016:

Tier 1 Leverage (to average assets)	$91,730	11.11%	$33,013	4.00%	$41,266	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	91,730	13.16%	31,361	4.50%	45,299	6.50%
Tier 1 Capital (to risk weighted assets)	91,730	13.16%	41,814	6.00%	55,752	8.00%
Total Capital (to risk weighted assets)	97,969	14.06%	55,752	8.00%	69,691	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$90,310	11.45%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	90,310	15.11%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	90,310	15.11%	35,859	6.00%	47,812	8.00%
Total Capital (to risk weighted assets)	95,806	16.03%	47,812	8.00%	59,765	10.00%

The Bank’s actual capital amounts and ratios are also presented in the table:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of December 31, 2016:

Tier 1 Leverage (to average assets)	$87,965	10.59%	$33,228	4.00%	$41,536	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	87,965	12.63%	31,342	4.50%	45,271	6.50%
Tier 1 Capital (to risk weighted assets)	87,965	12.63%	41,789	6.00%	55,719	8.00%
Total Capital (to risk weighted assets)	94,204	13.53%	55,719	8.00%	69,648	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$85,030	10.79%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	85,030	14.24%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	85,030	14.24%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	90,526	15.16%	47,779	8.00%	59,723	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At December 31, 2016, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended December 31, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $119,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2016 and September 30, 2016:

	December 31, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$20	Other liabilities	August 3, 2020
February 5, 2016	20,000	423	Other assets	February 1, 2021

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

	September 30, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$394	Other liabilities	August 3, 2020
February 5, 2016	20,000	148	Other liabilities	February 1, 2021

The table below presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidate Statements of Income relating to the cash flow derivative instruments for the three months ended December 31, 2016 and 2015.

	For the Three Months Ended December 31, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$338	$(36)	$—
February 5, 2016	548	(23)	—

	For the Three Months Ended December 31, 2015
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$152	$(56)	$—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At December 31, 2016, the fair value of derivatives in a net a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero. At September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $586,000. At December 31, 2016 and September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $500,000 and $800,000, respectively, against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2016 or at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at December 31, 2016 or September 30, 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$24,735	$—	$24,735	$—
Single issuer trust preferred security	887	—	887	—
Corporate debt securities	39,486	—	39,486	—
Total investment securities available-for-sale	65,108	—	65,108	—

Derivative instruments	$423	$—	$423	$—
Liabilities:
Derivative instruments	$20	$—	$20	$—

	September 30, 2016
	Total	Level 1	Level 2	Level 3
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2016 and September 30, 2016:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$9	$—	$—	$9
Total	$9	$—	$—	$9

	December 31, 2016
	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$9	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$9

(1)	At December 31, 2016, consisted of two loans with an aggregate balance of $59,000 and with $50,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$8	$—	$—	$8
Total	$8	$—	$—	$8

	September 30, 2016
	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$8	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$8

(1)	At September 30, 2016, consisted of one loan with an aggregate balance of $31,000 and with $23,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

At December 31, 2016 and September 30, 2016, the Company did not have any additions to our mortgage servicing assets. At December 31, 2016 and September 30, 2016, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and September 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2016 and September 30, 2016 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of December 31, 2016 or September 30, 2016.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2016 and September 30, 2016 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2016:
Financial assets:
Cash and cash equivalents	$63,281	$63,281	$63,281	$—	$—
Investment securities available-for-sale	65,108	65,108	—	65,108	—
Investment securities held-to-maturity	38,160	37,426	—	37,426	—
Loans receivable, net (including impaired loans)	668,427	660,594	—	—	660,594
Accrued interest receivable	2,899	2,899	—	2,899	—
Restricted stock	5,416	5,416	—	5,416	—
Mortgage servicing rights (included in Other Assets)	313	318	—	318	—
Derivatives (included in Other Assets)	423	423	—	423	—
Financial liabilities:
Savings accounts	42,699	42,699	—	42,699	—
Checking and NOW accounts	136,943	136,943	—	136,943	—
Money market accounts	217,260	217,260	—	217,260	—
Certificates of deposit	261,721	263,312	—	263,312	—
FHLB advances	118,000	118,879	—	118,879	—
Accrued interest payable	448	448	—	448	—
Derivatives (included in Other Liabilities)	20	20	—	20	—

September 30, 2016:
Financial assets:
Cash and cash equivalents	$96,762	$96,762	$96,762	$—	$—
Investment securities available-for-sale	66,387	66,387	—	66,387	—
Investment securities held-to-maturity	40,551	40,817	—	40,817	—
Loans receivable, net (including impaired loans)	574,160	589,844	—	—	589,844
Accrued interest receivable	2,558	2,558	—	2,558	—
Restricted stock	5,424	5,424	—	5,424	—
Mortgage servicing rights (included in Other Assets)	328	308	—	308	—
Financial liabilities:
Savings accounts	44,714	44,714	—	44,714
Checking and NOW accounts	129,588	129,588	—	129,588	—
Money market accounts	177,486	177,486	—	177,486	—
Certificates of deposit	250,258	252,232	—	252,232	—
FHLB advances	118,000	119,946	—	119,946	—
Derivatives (included in Other Liabilities)	542	542	—	542	—
Accrued interest payable	427	427	—	427	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

Deferred income taxes at December 31, 2016 and September 30, 2016 were as follows:

	December 31,	September 30,
	2016	2016
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available-for-sale	$220	$ $ —
Allowance for loan losses	3,556	3,299
Non-accrual interest	56	56
Alternative minimum tax (AMT) credit carryover	325	287
Low-income housing tax credit carryover	217	217
Supplement Employer Retirement Plan	412	412
Charitable contributions	66	61
Depreciation	89	60
Federal net operating loss	3,623	4,344
Other	430	651
Total Deferred Tax Assets	8,994	9,387
Valuation allowance for DTA	(66)	(61)
Total Deferred Tax Assets, Net of Valuation Allowance	8,928	9,326
Deferred Tax Liabilities:
Depreciation	(137)	(152)
Mortgage servicing rights	(107)	(112)
Other	(235)	(235)
Total Deferred Tax Liabilities	(479)	(499)
Deferred Tax Assets, Net	$8,449	$8,827

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	December 31,	September 30,
	2016	2016
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(647)	$447
Tax effect	220	(152)
Net of tax amount	(427)	295

Fair value adjustments on derivatives	404	(542)
Tax effect	(137)	184
Net of tax amount	267	(358)

Total accumulated other comprehensive loss	$(160)	$(63)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Comprehensive Income (Loss)  – (continued)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(1,098)	$(482)

Net realized gain on securities available-for-sale	—	(131)

Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	4	2

Fair value adjustments on derivatives	945	403

Other comprehensive (loss) income before taxes	(149)	(208)
Tax effect	52	73
Total comprehensive (loss) income	$(97)	$(135)

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of December 31, 2016, there were 393,311 remaining shares available for future grants.

Restricted stock and option awards granted vest in 20% increments beginning on the one year anniversary of the grant date, and accelerate upon a change in control of the Company. The options generally expire ten years from the date of grant. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the award’s vesting. Shares of restricted stock have the same dividend and voting rights as common stock while options do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

No options were granted for the three months ended December 31, 2016 and 2015. Total compensation expense related to options granted under the 2014 Plan was $1,000 for the three months ended December 31, 2016 and zero for the three months ended December 31, 2015.

During the three months ended December 31, 2016 and 2015 no restricted shares were awarded. The compensation expense related to restricted stock awards was approximately $1,000 during the three months ended December 31, 2016 and zero during the three months ended December 31, 2015.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Equity Based Incentive Compensation Plan  – (continued)

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

The following is a summary of stock option activity for the three months ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	5,000	$16.02
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	—	—
Outstanding, at December 31, 2016	5,000	$16.02	9.246	$25,650
Vested and expected to vest at December 31, 2016	5,000	$16.02	9.246	$25,650

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended December 31, 2016:

	Shares	Weighted Average Fair Value
Nonvested at September 30, 2016	1,930	$17.40
Granted	—	—
Vested	(337)	21.15
Forfeited/cancelled/expired	(241)	17.40
Nonvested at December 31, 2016	1,352	$17.40

As of December 31, 2016, there was $23,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 9.00 years. As of December 31, 2016, there was $22,000 of total unrecognized compensation cost related to nonvested options to purchase 5,000 shares of common stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 9.25 years.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2016 and September 30, 2016. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern,’’ or words of similar meaning, or future or conditional terms such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ or ‘‘may.’’ Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of regulatory and legal investigations and proceedings may not be anticipated.

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

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis, including the efficiency ratio. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be represented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Earnings-Net Interest Income and Margin.”

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at December 31, 2016 was appropriate under GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2016, the Company had $8,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Our net deferred tax asset amounted to $8.4 million and $8.8 million at December 31, 2016 and at September 30, 2016, respectively. Our total deferred tax assets decreased to $9.0 million at December 31, 2016 compared to $9.4 million at September 30, 2016. The Company’s DTA allowance as of September 30, 2016 of $61,000 has increased slightly to $66,000 at December 31, 2016.

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

Earnings

 Net income available to common shareholders for the three months ended December 31, 2016 amounted to $1.2 million, or $0.18 per fully diluted common share, a decrease of $174,000, or 13.0 percent, as compared with net income of $1.3 million, or $0.21 per common share, for the quarter ended December 31, 2015. The annualized return on average assets was 0.56 percent for the three months ended December 31, 2016, compared to annualized return on average assets of 0.79 percent for three months ended December 31, 2015. The annualized return on average shareholders’ equity was 4.92 percent for the three-month period ended December 31, 2016, compared to 6.55 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2015.

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

Net Interest Income (tax-equivalent basis)

	Three Months Ended December 31,
			Increase	Percent
(Dollars in thousands)	2016	2015	(Decrease)	Change
Interest income:
Loans, including fees	$6,315	$4,549	$1,766	38.82%
Investment securities	686	1,136	(450)	(39.61)
Dividends, restricted stock	64	54	10	18.52
Interest-bearing cash accounts	93	18	75	416.67
Total interest income	7,158	5,757	1,401	24.34
Interest expense:
Deposits	1,324	964	360	37.34
Borrowings	542	512	30	5.86
Total interest expense	1,866	1,476	390	26.42
Net interest income on a fully tax-equivalent basis	5,292	4,281	1,011	23.62
Tax-equivalent adjustment (1)	(53)	(70)	17	(24.29)
Net interest income, as reported under GAAP	$5,239	$4,211	$1,028	24.41%

(1) Computed using a federal income tax rate of 34 percent for the three months ended December 31, 2016 and 2015.

Net interest income on a fully tax-equivalent basis increased $1.0 million or 23.6 percent to $5.3 million for the three months ended December 31, 2016 as compared to the same period in fiscal 2016. For the three months ended December 31, 2016, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis decreased eight basis points to 2.64 percent from 2.72 percent during the three months ended December 31, 2015. For the three months ended December 31, 2016, a decrease in the average yield on interest-earning assets of nine basis points together with an increase of two basis points in the average cost of interest-bearing liabilities, resulted in a decrease in the Company’s net interest spread of 11 basis points for the period.

 For the three-month period ended December 31, 2016, total interest income on a tax-equivalent basis increased by $1.4 million or 24.3 percent, to $7.2 million, compared to the same three-month period in fiscal 2016. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio. The average balance of the loan portfolio increased by $191.8 million, to $612.4 million, from an average of $420.6 million in the same quarter in fiscal 2016, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 76.4 percent of average interest-earning assets during the first quarter of fiscal 2017 compared to 66.8 percent in the same quarter in fiscal 2016. Average investment securities volume decreased during the current three-month period of fiscal 2017 by $75.3 million, to $104.6 million, compared to the first quarter of fiscal 2016.

 For the three months ended December 31, 2016, interest expense increased $390,000, or 26.4 percent, to $1.9 million, compared to the same three-month period in fiscal 2016. The average rate of total interest-bearing liabilities increased two basis points to 1.07 percent for the three months ended December 31, 2016, from 1.05 percent for the three months ended December 31, 2015. At the same time, the average balance of total interest-bearing liabilities increased by $136.1 million. This increase primarily reflects an increase in the average balance of money market accounts of $63.0 million, a $46.1 million increase in the average balance of certificates of deposit accounts and an increase in the average balance of borrowings of $15.2 million.  For the three months ended December 31, 2016, the Company’s net interest spread on a tax-equivalent basis decreased to 2.50 percent, from 2.61 percent for the three months ended December 31, 2015.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31, 2016 and 2015 Increase (Decrease) Due to Changes in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$8,304	$(6,538)	$1,766
Investment securities	(1,898)	1,448	(450)
Interest-bearing cash accounts	164	(89)	75
Dividends, restricted stock	30	(20)	10
Total interest-earning assets	6,600	(5,199)	1,401
Interest-bearing liabilities:
Money market deposits	353	(203)	150
Savings deposits	(1)	5	4
Certificates of deposit	668	(490)	178
Other interest-bearing deposits	14	14	28
Total interest-bearing deposits	1,034	(674)	360
Borrowings	303	(273)	30
Total interest-bearing liabilities	1,337	(947)	390
Change in net interest income	$5,263	$(4,252)	$1,011

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

	Three Months Ended December 31,
	2016			2015
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$612,388	$6,315	4.12%	$420,601	$4,549	4.33%
Investment securities	104,645	686	2.62	179,979	1,136	2.52
Interest-bearing cash accounts	79,067	93	0.47	24,342	18	0.30
Dividends, restricted stock	5,419	64	4.72	4,763	54	4.53
Total interest-earning assets	801,519	7,158	3.57	629,685	5,757	3.66
Non interest-earning assets:
Cash and due from banks	1,334			24,040
Bank-owned life insurance	18,483			17,969
Other assets	19,759			14,336
Allowance for loan losses	(5,650)			(4,662)
Total non interest-earning assets	33,926			51,683
Total assets	$835,445			$681,368
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$181,100	$315	0.70%	$118,126	$165	0.56%
Savings deposits	44,445	10	0.09	45,736	6	0.05
Certificates of deposit	258,504	947	1.47	212,425	769	1.45
Other interest-bearing deposits	97,789	52	91	84,712	24	0.11
Total interest-bearing deposits	581,838	1,324	0.84	460,999	964	0.84
Borrowings	118,245	542	1.83	102,998	512	1.99
Total interest-bearing liabilities	700,083	1,866	1.07	563,997	1,476	1.05
Non interest-bearing liabilities:
Demand deposits	33,330			28,604
Other liabilities	6,872			6,688
Total non interest-bearing liabilities	40,202			35,292
Shareholders’ equity	95,160			82,079
Total liabilities and shareholders’ equity	$835,445			$681,368
Net interest income (tax equivalent basis)		5,292			4,281
Net interest spread			2.50%			2.61%
Net interest margin (tax equivalent basis)			2.64%			2.72%
Tax equivalent effect			0.03%			0.05%
Net interest margin on a GAAP basis			2.61%			2.67%
Tax-equivalent adjustment (2)		(53)			(70)
Net interest income		$5,239			$4,211

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended December 31, 2016 and 2015.

Investment Portfolio

 At December 31, 2016, the principal components of the investment portfolio were U.S. Government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate securities, trust preferred security and equity securities. At December 31, 2016, the total investment portfolio amounted to $103.3 million, a decrease of $3.7 million from September 30, 2016.

 For the three months ended December 31, 2016, the average balance of our investment securities decreased $75.3 million to approximately $104.6 million, or 13.1 percent of average interest-earning assets, from $180.0 million on average, or 28.6 percent of average interest-earning assets, for the comparable period in fiscal 2016.

During the three-month period ended December 31, 2016, the volume-related factors decreased investment revenue by approximately $1.9 million, while rate-related factors increased investment revenue by approximately $1.4 million from the same period in fiscal 2016. The tax-equivalent yield on investments increased by 10 basis points to 2.62 percent for the three-month period ended December 31, 2016 as compared to the three-month period ended December 31, 2015 at 2.52 percent. The yield on the portfolio increased in fiscal 2017 compared to fiscal 2016 due primarily to higher rates earned on taxable securities.

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

 The Company seeks to create growth in commercial lending by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area, which includes our two new private banking / loan production offices in Villanova, Pennsylvania and Morristown, New Jersey that opened in fiscal 2016, as well as a new banking office in Quakertown, Pennsylvania, scheduled to open in the second quarter of fiscal 2017. Products offered are designed to meet the financial requirements of the Company’s customers. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

 At December 31, 2016, total gross loans amounted to $673.7 million, an increase of $95.3 million or 16.5 percent as compared to September 30, 2016. For the three-month period ended December 31, 2016, an increase of $91.5 million in commercial loans and a $9.8 million increase in construction and development loans were partially offset by a $3.5 million decrease in residential mortgage loans and a $2.5 million reduction in consumer loans at December 31, 2016 as compared to September 30, 2016. Total gross loans recorded in the quarter included $133.2 million of new loans and advances, which was partially offset by payoffs and principal payments of $37.9 million.

At December 31, 2016 , the Company had $110.7 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Company's "Approved, Accepted but Unfunded" pipeline, which includes approximately $9.0 million in construction and $58.0 million in commercial real estate loans, $9.6 million in commercial term loans and lines of credit and $1.9 million in residential mortgage loans expected to fund over the next 90 days.

 Total average loan volume increased $191.8 million or 45.6 percent for the three months ended December 31, 2016, while the portfolio yield decreased by 21 basis points compared to the same period in fiscal 2016. The increased total average loan volume was due in part to enhanced visibility in the Company’s markets coupled with the aggressive business development activities of its sales team and our location in Villanova, Pennsylvania, and our Private Banking Loan Production headquarters in Morristown, New Jersey. The volume related factors during the period contributed increased revenue of $8.3 million, while the average rate related changes decreased revenue by $6.5 million. Total average loan volume increased to $612.4 million with a net interest yield of 4.12 percent for the quarter ended December 31, 2016, compared to $420.6 million with a yield of 4.33 percent for the quarter ended December 31, 2015.

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

At December 31, 2016, the allowance for loan losses amounted to approximately $6.2 million, or 0.92 percent of total loans, compared to $5.4 million, or 0.94 percent of total loans, at September 30, 2016. We recorded $660,000 in provision for loan losses during the quarter ended December 31, 2016 compared to zero for the quarter ended December 31, 2015. Provision expense was higher during the quarter ended December 31, 2016 due to the increase in loan growth. The net recoveries were $83,000 for the three months ended December 31, 2016 compared to $91,000 in net charge-offs for the three months ended December 31, 2015.

 The level of the allowance for the respective periods of fiscal 2017 and fiscal 2016 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at December 31, 2016 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended December 31,
	2016	2015
	(Dollars in thousands)
Average loans outstanding	612,388	420,601
Total gross loans at end of period	673,691	464,657

Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$5,434	$4,667

Charge-offs:
Residential mortgage	—	9
Commercial:
Commercial real estate	—	98
Consumer:
Second mortgages	71	197
Other	5	—
Total charge-offs	76	304
Recoveries:
Construction and Development:
Residential and commercial	90	188
Commercial:
Commercial real estate	3	2
Other	5	1
Consumer:
Home equity lines of credit	1	—
Second mortgages	57	21
Other	3	1
Total recoveries	159	213
Net (recoveries) charge-offs	(83)	91
Provisions for loan loss	660	—
Balance at end of period	$6,177	$4,576
Ratios:
Ratio of net (recoveries) charge-offs to average loans outstanding in portfolio(1)	(0.04)%	0.08%
Ratio of net (recoveries) charge-offs to total allowance for loan losses(1)	5.36%	8.00%

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection. For additional information regarding loans, see Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

Non-Performing Assets and Troubled Debt Restructured Loans

 Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as long as they are performing in accordance with their restructured terms, are not included within the Company’s non-performing loans. For additional information regarding loans, see Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

 The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	December 31, 2016	September 30, 2016
	(In thousands)
Non-accrual loans	$1,833	$1,617
Accruing loans past due 90 days or more	121	696
Total non-performing loans	1,954	2,313
Other real estate owned	—	—
Total non-performing assets	$1,954	$2,313

Troubled debt restructured loans — performing	$1,418	$2,039

Non-accrual loans were $1.8 million at December 31, 2016, as compared to $1.6 million at September 30, 2016 and $795,000 at December 31, 2015. Other real estate owned (“OREO”) was zero at December 31, 2016 and September 30, 2016, and $1.2 million at December 31, 2015, respectively. Total performing troubled debt restructured loans were $1.4 million at December 31, 2016, $2.0 million at September 30, 2016 and $1.6 million at December 31, 2015, respectively. The decrease in performing troubled debt restructured loans at December 31, 2016 compared to September 30, 2016 was primarily due to one commercial loan, with an outstanding balance of approximately $886,000, being sold during the first quarter of fiscal 2017. These decreases were offset by two residential mortgage loans with an aggregate outstanding balance of $655,000 being classified as a performing TDR during first quarter of fiscal 2017.

At December 31, 2016, non-performing assets totaled $2.0 million, or 0.22 percent of total assets, as compared with $2.3 million, or 0.28 percent, at September 30, 2016 and $2.0 million, or 0.27 percent, at December 31, 2015. Non-performing assets decreased by $359,000 at December 31, 2016 from September 30, 2016. The decrease in accruing loans past due 90 days or more during the first quarter of fiscal 2017, was primarily attributable to eight single residential loans to one borrower with an outstanding balance of approximately $508,000 at September 30, 2016, being consolidated into one loan and deemed a performing TDR, as well as, one commercial real estate loan with an outstanding balance of approximately $187,000 at September 30, 2016, returning to performing status, offset in part by the addition of one single residential loan totaling approximately $121,000. In addition, we had approximately $72,000 in charge-offs, payments of $40,000, offset in part by the addition of two single residential loans (totaling approximately $329,000) into non-accrual status.

Overall credit quality in the Bank’s loan portfolio at December 31, 2016 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “Pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At December 31, 2016, special mention loans were $6.4 million compared to $5.7 million at September 30, 2016. The increase of approximately $669,000 in special mention loans was attributable to one commercial real estate loan previously designated as a substandard loan with an outstanding balance of $661,000 and one commercial real estate loan previously designated as a pass loan with an outstanding balance of $374,000 being classified as a special mention loan during the three months ended December 31, 2016. The increase was offset by one commercial real estate loan designated as a special mention loan with an outstanding balance of $331,000 at September 30, 2016 being classified as a pass loan during the first quarter of fiscal 2017.

Substandard loans were $6.5 million and $8.1 million, respectively, at December 31, 2016 and September 30, 2016, respectively. The decrease of approximately $1.6 million from September 30, 2016 to December 31, 2016, was attributable to one substandard loan with an outstanding balance of $668,000 at September 30, 2016 being classified as a special mention loan at December 31, 2016. Additionally, two substandard loans with an aggregate balance of $400,000 were paid-off, two substandard loans with an aggregate balance of $72,000 were fully charged-off and one substandard loan with a balance of $886,000 sold during the first quarter of fiscal 2017. The decrease was offset by two new loans with an aggregate balance of $329,000 at December 31, 2016, being classified as substandard loans. Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At December 31, 2016, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
(Dollars in thousands)	2016	2015	(Decrease)	Change
Service charges and other fees	$223	$211	$12	5.69%
Rental income-other	55	50	5	10.00
Gain on sale of investments, net	—	131	(131)	(100.00)
Gain on sale of loans, net	45	34	11	32.35
Earnings on bank-owned life insurance	130	132	(2)	(1.52)
Total other income	$453	$558	$(105)	(18.82)%

For the three months ended December 31, 2016, total other income amounted to $453,000, compared to total other income of $558,000 for the same period in fiscal 2016. The decrease of $105,000 for the three months ended December 31, 2016 was primarily the result of a $131,000 decrease in net gains on sales of investment securities and a decrease in earnings on bank-owned insurance of $2,000. The decrease was partially offset by an increase in service charges and other fees of $12,000, an increase of $5,000 in rental income and an increase of $11,000 in net gain on sale of loans. Excluding net securities gains and losses, a non-GAAP measure, the Company would have recorded other income of $453,000 for the three months ended December 31, 2016 compared to $427,000 for the three months ended December 31, 2015, an increase of $26,000, or 6.1 percent.

Other Expense

 The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
(Dollars in thousands)	2016	2015	(Decrease)	Change
Salaries and employee benefits	$1,712	$1,499	$213	14.21%
Occupancy expense	494	423	71	16.78
Federal deposit insurance premium	4	200	(196)	(98.00)
Advertising	51	30	21	70.00
Data processing	302	297	5	1.68
Professional fees	401	400	1	0.25
Other real estate owned (recovery)/expense, net	—	(1)	1	(100.00)
Other operating expenses	606	577	29	5.03
Total other expense	$3,570	$3,425	$145	4.23%

For the three months ended December 31, 2016, total other expense increased $145,000, or 4.2 percent, from the comparable three months ended December 31, 2015. This was primarily attributable to an increase in salaries and employee benefits of $213,000 in the fiscal 2017 period, which primarily reflected an increase in our workforce. Full-time equivalent staffing levels were 81 at December 31, 2016 and 77 at December 31, 2015.

Occupancy expense for the three month ended December 31, 2016 increased $71,000 compared to the same quarter of fiscal 2016. The increase for the three month ended December 31, 2016 compared to the same period in fiscal 2016, was primarily due to an increase in rent expense of $17,000, an $11,000 increase in utility expenses, a $21,000 increase in building and equipment maintenance expense, a $24,000 increase in depreciation expense and a $2,000 increase real estate taxes. These increases were off by a decrease of $5,000 in insurance.

Federal deposit insurance premium for the three months ended December 31, 2016 decreased $196,000, or 98.0 percent compared to the same quarter of fiscal 2016. The decrease in the federal deposit insurance premium is due to the new regulatory calculation.

Advertising for the three months ended December 31, 2016 increased $21,000 compared to the same quarter of fiscal 2016.

 Data processing expense for the three months ended December 31, 2016 decreased $5,000 compared to the same quarter of fiscal 2016.

Other operating expense for the three months ended December 31, 2016 increased $29,000 compared to the same quarter of fiscal 2016.  The increase was primarily due to a $12,000 increase in expenses related to director compensation, a $20,000 increase associated with annual credit review such as appraisals and searches and a $20,000 increase related to office supplies, telephone expense and postage expense. The increases were partially offset by an $18,000 decrease in OCC assessment fees and a $9,000 decrease in other operating expense.

The Company’s efficiency ratio, a non-GAAP financial measure, was 61.6 percent for the first quarter of fiscal 2017 on an annualized based, compared to 71.3 percent in the first quarter of fiscal 2016. The decrease in the efficiency ratio reflects an increase in other expense, excluding non-core items, as well as an increase in total income.

The “efficiency ratio” is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis plus other income, excluding net securities gains, calculated as follows:

	Three Months Ended December 31,
	2016	2015
	(Dollars in thousands)
Other expense	$3,570	$3,425
Less: Non-core items(1)	29	67
Other expense, excluding non-core items	$3,541	$3,358

Net interest income (tax equivalent basis)	$5,292	$4,281
Other income, excluding net investment securities gains	453	427
Total	$5,745	$4,708

Efficiency ratio	61.6%	71.3%

(1)	Included in non-core items are costs which include expenses related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, severance costs, and external payroll development costs related to such restructuring initiatives. The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluated comparative results.

The Company’s efficiency ratio, calculated on a GAAP basis without excluding net investment securities gains and without deducting non-core items from other expense, follows:

	Three Months Ended December 31,
	2016	2015
Efficiency ratio on a GAAP Basis	62.7%	70.4%

Provision for Income Taxes

 For the quarter ended December 31, 2016, the Company recorded $292,000 in tax expense compared to no income tax expense for the quarter ended December 31, 2015. The effective tax rates for the quarterly periods ended December 31, 2016 and 2015 was 20.0 percent and 0.0 percent, respectively.

Recent Accounting Pronouncements

 Note 2 of the Notes to Unaudited Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

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

At December 31, 2016, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.51:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2017, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

 At December 31, 2016, the Company had $63.3 million in cash and cash equivalent compared to $96.8 million at September 30, 2016. In addition, our available for sale investment securities amounted to $65.1 million at December 31, 2016 and $66.4 million at September 30, 2016.

Deposits

Total deposits increased to $658.6 million at December 31, 2016 from $602.0million at September 30, 2016. Deposit growth in both periods is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $567.5 million at September 30, 2016 to $623.4 million at December 31, 2016, an increase of $55.9 million or 9.9 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $46.4 million to a total of $446.8 million at December 31, 2016 as compared to $400.4 million at September 30, 2016. Time deposits $100,000 and over increased $9.5 million as compared to September 30, 2016. Time deposits $100,000 and over represented 26.8 percent of total deposits at December 31, 2016 compared to 27.8 percent at September 30, 2016.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $396.9 million at December 31, 2016 increased by $45.1 million, or 12.8 percent, from September 30, 2016. Total demand deposits, savings and money market accounts were 60.3 percent of total deposits at December 31, 2016 and 58.4 percent at September 30, 2016. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $7.2 million, or 2.6 percent, from $272.0 million at September 30, 2016 to $279.1 million at December 31, 2016 and represented 42.4 percent of total deposits at December 31, 2016 as compared with 45.2 percent at September 30, 2016.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the first three-month period of fiscal 2017.

The following table depicts the Company’s core deposit mix at December 31, 2016 and September 30, 2016 based on the Company’s alternative calculation:

	December 31, 2016		September 30, 2016		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(Dollars in thousands)
Non interest-bearing demand	$35,184	12.6%	$34,547	12.7%	$637
Interest-bearing demand	101,759	36.4	95,041	35.0	6,718
Savings	42,699	15.3	44,714	16.4	(2,015)
Money market deposits under $100,000	14,444	5.2	14,543	5.3	(99)
Certificates of deposits under $100,000	85,042	30.5	83,110	30.6	1,932
Total core deposits	$279,128	100.0%	$271,955	100.0%	$7,173

Total deposits	$658,623		$602,046		$56,577
Core deposits to total deposits		42.4%		45.2%

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2016 and September 30, 2016, the Company’s outstanding balance of FHLB advances totaled $118.0 million. Of these advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At December 31, 2016, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2016.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$35,059	$30,873	$56,467	$—	$122,399
Certificates of deposit(1)	178,401	50,325	24,636	12,144	265,506
Operating lease obligations	416	862	900	2,089	4,267
Total contractual obligations	$213,876	$82,060	$82,003	$14,233	$392,172

(1) Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2016, cash and cash equivalents decreased by $33.5 million over the balance at September 30, 2016. Net cash of $1.2 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $1.2 million was adjusted principally by amortization of premiums and accretion of discounts on investment securities net of $456,000, an increase in other assets of $88,000 and a decrease in other liabilities of $887,000. Net cash used by investing activities amounted to approximately $92.1 million, primarily reflecting a net increase in loans of $94.4 million. Net cash of $57.5 million was provided by financing activities, primarily from the increase in deposits of $56.6 million.

Shareholders’ Equity

 Total shareholders’ equity amounted to $95.7 million, or 10.9 percent of total assets, at December 31, 2016, compared to $94.6 million or 11.5 percent of total assets at September 30, 2016. Book value per common share was $14.59 at December 31, 2016, compared to $14.42 at September 30, 2016.

	December 31,	September 30,
	2016	2016
	(in thousands, except for share data)
Shareholders’ equity	$95,735	$94,591

Book value per common share	$14.59	$14.42

Capital

At December 31, 2016, the Bank’s common equity tier 1 ratio was 12.63 percent, tier 1 leverage ratio was 10.59 percent, tier 1 risk-based capital ratio was 12.63 percent and the total risk-based capital ratio was 13.53 percent. At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.24 percent, tier 1 leverage ratio was 10.79 percent, tier 1 risk-based capital ratio was 14.24 percent and the total risk-based capital ratio was 15.16 percent. At December 31, 2016, the Bank was in compliance with all applicable regulatory capital requirements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. There has been no material change in the Company’s asset and liability position since September 30, 2016.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

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

MALVERN BANCORP, INC.

February 9, 2017	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

February 9, 2017	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer

