Form 10-Q
period 2017-03-31
MALVERN BANCORP, INC.
filed 2017-05-10
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,572,684 shares
(Title of Class)	(Outstanding as of May 9, 2017)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017, or for any other interim period. The Malvern Bancorp, Inc. 2016 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2017	September 30, 2016
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,716	$1,297
Interest bearing deposits in depository institutions	64,036	95,465
Cash and Cash Equivalents	65,752	96,762
Investment securities available for sale, at fair value	61,672	66,387
Investment securities held to maturity, at cost (fair value of $36,441 and $40,817, respectively)	37,060	40,551
Restricted stock, at cost	5,397	5,424
Loans receivable, net of allowance for loan losses of $7,181 and $5,434, respectively	752,708	574,160
Accrued interest receivable	3,177	2,558
Property and equipment, net	6,896	6,637
Deferred income taxes, net	7,881	8,827
Bank-owned life insurance	18,673	18,418
Other assets	2,599	1,548
Total Assets	$961,815	$821,272

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$45,303	$34,547
Deposits-interest-bearing	658,969	567,499
Total Deposits	704,272	602,046
FHLB advances	118,000	118,000
Other short-term borrowing	10,000	—
Subordinated debt	25,000	—
Advances from borrowers for taxes and insurance	3,224	1,659
Accrued interest payable	649	427
Other liabilities	3,206	4,549
Total Liabilities	864,351	726,681

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, issued and outstanding: 6,572,684 shares at March 31, 2017 and 6,560,403 shares at September 30, 2016	66	66
Additional paid-in-capital	60,536	60,461
Retained earnings	38,335	35,756
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,556)	(1,629)
Accumulated other comprehensive income (loss)	83	(63)
Total Shareholders’ Equity	97,464	94,591
Total Liabilities and Shareholders’ Equity	$961,815	$821,272

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except for per share data)	2017	2016	2017	2016

Interest and Dividend Income
Loans, including fees	$7,367	$5,121	$13,680	$9,666
Investment securities, taxable	470	795	942	1,670
Investment securities, tax-exempt	159	190	322	385
Dividends, restricted stock	64	63	128	117
Interest-bearing cash accounts	115	41	208	59
Total Interest and Dividend Income	8,175	6,210	15,280	11,897
Interest Expense
Deposits	1,424	1,161	2,748	2,125
Short-term borrowings	11	—	11	—
Long-term borrowings	528	549	1,070	1,061
Subordinated debt	221	—	221	—
Total Interest Expense	2,184	1,710	4,050	3,186
Net interest income	5,991	4,500	11,230	8,711
Provision for Loan Losses	997	375	1,657	375
Net Interest Income after Provision for Loan Losses	4,994	4,125	9,573	8,336
Other Income
Service charges and other fees	274	227	497	438
Rental income-other	55	50	110	100
Net gains on sales of investments, net	58	61	58	192
Net gains on sale of loans, net	30	36	75	70
Earnings on bank-owned life insurance	125	127	255	259
Total Other Income	542	501	995	1,059
Other Expense
Salaries and employee benefits	1,804	1,522	3,516	3,021
Occupancy expense	514	456	1,008	879
Federal deposit insurance premium	91	232	95	432
Advertising	73	25	124	55
Data processing	301	270	603	567
Professional fees	399	361	800	761
Other real estate owned expense, net	—	8	—	7
Other operating expenses	596	486	1,202	1,063
Total Other Expense	3,778	3,360	7,348	6,785
Income before income tax expense	1,758	1,266	3,220	2,610
Income tax expense	349	—	641	—
Net Income	$1,409	$1,266	$2,579	$2,610

Earnings Per Common Share:
Basic	$0.22	$0.20	$0.40	$0.41
Diluted	$0.22	$0.20	$0.40	$0.41
Weighted Average Common Shares Outstanding:
Basic	6,427,309	6,408,167	6,422,899	6,405,234
Diluted	6,427,932	6,408,167	6,423,269	6,405,234

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2017	2016	2017	2016

Net Income	$1,409	$1,266	$2,579	$2,610
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for- sale securities	352	1,620	(745)	1,139
Tax effect	(120)	(551)	253	(388)
Net of tax amount	232	1,069	(492)	751
Reclassification adjustment for net gains arising during the period(1)	(58)	(61)	(58)	(192)
Tax effect	20	21	20	65
Net of tax amount	(38)	(40)	(38)	(127)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to- maturity(2)	2	2	6	4
Tax effect	(1)	(1)	(2)	(1)
Net of tax amount	1	1	4	3
Fair value adjustments on derivatives	74	(494)	1,019	(249)
Tax effect	(26)	168	(347)	191
Net of tax amount	48	(326)	672	(58)
Total other comprehensive income	243	704	146	569
Total comprehensive income	$1,652	$1,970	$2,725	$3,179

(1)	Amounts are included in net gains on sales of investments, net on the Consolidated Statements of Operations in total other income.

(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	(in thousands, except share data)
Balance, October 1, 2015	$66	$60,365	$23,814	$(1,775)	$(1,079)	$81,391
Net Income	—	—	2,610	—	—	2,610
Other comprehensive income	—	—	—	—	569	569
Committed to be released ESOP shares (7,200 shares)	—	47	—	73	—	120
Balance, March 31, 2016	$66	$60,412	$26,424	$(1,702)	$(510)	$84,690

Balance, October 1, 2016	$66	$60,461	$35,756	$(1,629)	$(63)	$94,591
Net Income	—	—	2,579	—	—	2,579
Other comprehensive income	—	—	—	—	146	146
Committed to be released ESOP shares (7,200 shares)	—	71	—	73	—	144
Stock based compensation	—	4	—	—	—	4
Balance, March 31, 2017	$66	$60,536	$38,335	$(1,556)	$83	$97,464

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$2,579	$2,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	361	316
Provision for loan losses	1,657	375
Deferred income taxes expense	871	540
ESOP expense	144	120
Stock based compensation	4	—
Amortization of premiums and discounts on investment securities, net	480	607
(Accretions) amortization of loan origination fees and costs	(876)	823
Amortization of mortgage service rights	31	32
Net gain on sale of investment securities available-for-sale	(58)	(192)
Net gain on sale of secondary market loans	(75)	(70)
Proceeds on sale of secondary market loans	3,892	3,614
Originations of secondary market loans	(3,817)	(3,544)
Gain on sale of other real estate owned	—	(45)
Write down of other real estate owned	—	20
Earnings on bank-owned life insurance	(255)	(259)
Increase in accrued interest receivable	(619)	(138)
Increase in accrued interest payable	222	40
(Decrease) increase in other liabilities	(1,343)	281
Increase in other assets	(510)	(467)
Net Cash Provided by Operating Activities	2,688	4,663
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	—	(2,115)
Sales	3,903	29,541
Maturities, calls and principal repayments	151	637
Investment securities held-to-maturity:
Maturities, calls and principal repayments	3,379	4,881
(Loan originations) and principal collections, net	(179,329)	(124,985)
Proceeds from sale of other real estate owned	—	493
Proceeds from death benefit of bank-owned life insurance	—	1,049
Net decrease (increase) in restricted stock	27	(788)
Purchases of property and equipment	(620)	(271)
Net Cash Used in Investing Activities	(172,489)	(91,558)
Cash Flows from Financing Activities
Net increase in deposits	102,226	83,268
Net increase in short-term borrowings	10,000	—
Proceeds from long-term borrowings	70,000	50,000
Repayment of long-term borrowings	(70,000)	(30,000)
Increase in advances from borrowers for taxes and insurance	1,565	1,407
Proceeds from issuance of subordinate debt	25,000	—
Net Cash Provided by Financing Activities	138,791	104,675
Net (Decrease) Increase in Cash and Cash Equivalents	(31,010)	17,780
Cash and Cash Equivalent – Beginning	96,762	40,263
Cash and Cash Equivalent – Ending	$65,752	$58,043
Supplementary Cash Flows Information
Interest paid	$3,828	$3,146

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

Note 2 – Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires that the service cost component of net benefit costs of pension and postretirement benefit plans be reported in the same line item as other compensation costs in the Consolidated Statements of Income. The other components of net benefit cost will be required to be presented in a separate line item. The guidance also specifies that only the service cost component will be eligible for capitalization. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements – (continued)

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ". The ASU requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017, with early adoption permitted as of the first interim period presented in a year. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has begun collecting and evaluating data and system requirements to implement this standard. The adoption of this update could have a material impact on the Company’s consolidated results of operations and financial condition. The extent of the impact is still unknown and will depend on many factors, such as the composition of the Company’s loan portfolio and expected loss history at adoption.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements – (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in this update supersedes the current lease accounting guidance for both the lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria that are similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of the amendment must be applied on a modified retrospective approach. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. During the three and six months ended March 31, 2017, the Company granted stock options to purchase 7,000 shares of common stock and 12,552 restricted shares, which are considered CSEs. For the three months ended March 31, 2017, options to purchase 7,000 shares of common stock and 4,900 restricted shares were anti-dilutive. For the six months ended March 31, 2017, options to purchase 11,000 shares of common stock and 9,359 restricted shares were anti-dilutive. During the three and six months ended March 31, 2016, the Company granted stock options to purchase 5,000 shares of common stock and 2,240 restricted shares.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share  – (continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except for share data)	2017	2016	2017	2016

Net Income	$1,409	$1,266	$2,579	$2,610

Weighted average shares outstanding	6,565,461	6,560,713	6,562,865	6,559,587
Average unearned ESOP shares	(138,152)	(152,546)	(139,966)	(154,353)
Basic weighted average shares outstanding	6,427,309	6,408,167	6,422,899	6,405,234

Plus: effect of dilutive options	623	—	370	—
Diluted weighted average common shares outstanding	6,427,932	6,408,167	6,423,269	6,405,234

Earnings per share:
Basic	$0.22	$0.20	$0.40	$0.41
Diluted	$0.22	$0.20	$0.40	$0.41

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and six months ended March 31, 2017 and 2016, there were 3,600 and 7,200 shares, respectively, committed to be released. At March 31, 2017, there were 136,365 unallocated shares and 122,853 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.9 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at March 31, 2017 and at September 30, 2016. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at March 31, 2017 and September 30, 2016.

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$20,847	$111	$(10)	$20,948
Single issuer trust preferred security	1,000	—	(100)	900
Corporate debt securities	39,926	178	(530)	39,574
Mutual fund	250	—	—	250
Total	62,023	289	(640)	61,672
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(6)	$1,993
State and municipal obligations	9,701	47	(30)	9,718
Corporate debt securities	3,867	—	(90)	3,777
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	21,493	—	(540)	20,953
Total	$37,060	$47	$(666)	$36,441

Total investment securities	$99,083	$336	$(1,306)	$98,113

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$24,751	$557	$(1)	$25,307
Single issuer trust preferred security	1,000	—	(122)	878
Corporate debt securities	40,189	347	(334)	40,202
Total	65,940	904	(457)	66,387
Investment Securities Held-to-Maturity:
U.S. government agencies	$2,999	$16	$—	$3,015
State and municipal obligations	9,826	167	(1)	9,992
Corporate debt securities	3,916	77	—	3,993
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	23,810	102	(95)	23,817
Total	$40,551	$362	$(96)	$40,817

Total investment securities	$106,491	$1,266	$(553)	$107,204

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities  – (continued)

For the six months ended March 31, 2017, proceeds of available-for-sale investment securities sold amounted to approximately $3.9 million. Gross realized gains on investment securities sold amounted to approximately $58,000 for the period. For the six months ended March 31, 2016, proceeds of investment securities sold amounted to approximately $29.5 million. Gross realized gains on investment securities sold amounted to approximately $198,000, while gross realized losses amounted to approximately $6,000 for the period.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2017 and September 30, 2016:

	March 31, 2017
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$4,636	$(10)	$—	$—	$4,636	$(10)
Single issuer trust preferred security	—	—	900	(100)	900	(100)
Corporate debt securities	14,551	(188)	8,041	(342)	22,592	(530)
Total	$19,187	$(198)	$8,941	$(442)	$28,128	$(640)
Investment Securities Held-to-Maturity:
U.S. government agencies	1,993	(6)	—	—	1,993	(6)
State and municipal obligations	3,554	(30)	—	—	3,554	(30)
Corporate debt securities	3,777	(90)	—	—	3,777	(90)
Mortgage-backed securities:
CMO, fixed-rate	13,530	(268)	7,233	(272)	20,763	(540)
Total	22,854	(394)	7,233	(272)	30,087	(666)
Total investment securities	$42,041	$(592)	$16,174	$(714)	$58,215	$(1,306)

	September 30, 2016
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$501	$(1)	$—	$—	$501	$(1)
Single issuer trust preferred security	—	—	878	(122)	878	(122)
Corporate debt securities	984	(9)	10,614	(325)	11,598	(334)
Total	$1,485	$(10)	$11,492	$(447)	$12,977	$(457)
Investment Securities Held-to-Maturity:
State and municipal obligations	1,193	(1)	—	—	1,193	(1)
Mortgage-backed securities:
CMO, fixed-rate	4,342	(17)	6,283	(78)	10,625	(95)
Total	5,535	(18)	6,283	(78)	11,818	(96)
Total investment securities	$7,020	$(28)	$17,775	$(525)	$24,795	$(553)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

As of March 31, 2017, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2017, the Company held two U.S. government agency securities, nine municipal bonds, 14 corporate securities, 36 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2017 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $513,000 and $552,000 at March 31, 2017 and September 30, 2016, respectively, were pledged to secure public deposits.

 The following table presents information for investment securities at March 31, 2017, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	23,199	23,147
Due after five years through ten years	31,123	30,867
Due after ten years	7,701	7,658
Total	$62,023	$61,672
Investment Securities Held-to-Maturity:
Due after one year through five years	$1,999	$1,992
Due after five years through ten years	5,778	5,705
Due after ten years	29,283	28,744
Total	$37,060	$36,441

Total investment securities	$99,083	$98,113

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31,	September 30,
	2017	2016
	(in thousands)
Residential mortgage	$192,775	$209,186
Construction and Development:
Residential and commercial	46,721	18,579
Land	14,322	10,013
Total Construction and Development	61,043	28,592
Commercial:
Commercial real estate	383,170	231,439
Multi-family	12,838	19,515
Other	63,551	38,779
Total Commercial	459,559	289,733
Consumer:
Home equity lines of credit	19,214	19,757
Second mortgages	25,103	29,204
Other	1,512	1,914
Total Consumer	45,829	50,875
Total loans	759,206	578,386
Deferred loan fees and cost, net	683	1,208
Allowance for loan losses	(7,181)	(5,434)
Total loans receivable, net	$752,708	$574,160

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017 and September 30, 2016.  Activity in the allowance is presented for the three and six months ended March 31, 2017 and 2016 and the year ended September 30, 2016, respectively.

	Three Months Ended March 31, 2017
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,162	$874	$90	$2,215	$106	$208	$111	$408	$28	$975	$6,177
Charge-offs	-	-	-	-	-	-	-	(50)	-	-	(50)
Recoveries	-	-	-	26	-	1	1	25	4	-	57
Provision (credit)	(120)	469	38	238	(39)	160	(5)	32	(12)	236	997
Ending Balance	$1,042	$1,343	$128	$2,479	$67	$369	$107	$415	$20	$1,211	$7,181

	Three Months Ended March 31, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,297	$46	$106	$1,841	$93	$167	$128	$660	$18	$220	$4,576
Charge-offs	-	-	-	(1)	-	-	-	(58)	(43)	-	(102)
Recoveries	40	16	-	1	-	1	-	23	7	-	88
Provision (credit)	62	12	-	(312)	58	25	5	(45)	47	523	375
Ending Balance	$1,399	$74	$106	$1,529	$151	$193	$133	$580	$29	$743	$4,937

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Six Months Ended March 31, 2017
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	-	-	-	-	-	-	-	(121)	(5)	-	(126)
Recoveries	-	90	-	30	-	6	2	82	6	-	216
Provisions	(159)	1,054	31	575	(42)	205	(11)	(13)	(15)	32	1,657
Ending Balance	$1,042	$1,343	$128	$2,479	$67	$369	$107	$415	$20	$1,211	$7,181
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$116	$-	$99	$-	$-	$215
Ending balance: collectively evaluated for impairment	$1,042	$1,343	$128	$2,479	$67	$253	$107	$316	$20	$1,211	$6,966

Loans receivable:
Ending balance	$192,775	$46,721	$14,322	$383,170	$12,838	$63,551	$19,214	$25,103	$1,512		$759,206
Ending balance: individually evaluated for impairment	$2,094	$109	$-	$752	$-	$249	$60	$174	$-		$3,438
Ending balance: collectively evaluated for impairment	$190,681	$46,612	$14,322	$382,418	$12,838	$63,302	$19,154	$24,929	$1,512		$755,768

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Six Months Ended March 31, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	-	-	(99)	-	-	-	(255)	(43)	-	(406)
Recoveries	40	204	-	3	-	2	-	44	8	-	301
Provisions	(118)	(160)	71	390	47	83	(6)	30	40	(2)	375
Ending Balance	$1,399	$74	$106	$1,529	$151	$193	$133	$580	$29	$743	$4,937
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$24	$-	$-	$24
Ending balance: collectively evaluated for impairment	$1,399	$74	$106	$1,529	$151	$193	$133	$556	$29	$743	$4,913

Loans receivable:
Ending balance	$214,207	$10,796	$7,755	$173,160	$20,548	$34,585	$21,712	$33,987	$2,041		$518,791
Ending balance: individually evaluated for impairment	$624	$121	$-	$1,468	$-	$-	$20	$197	$-		$2,430
Ending balance: collectively evaluated for impairment	$213,583	$10,675	$7,755	$171,692	$20,548	$34,585	$21,692	$33,790	$2,041		$516,361

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Year Ended September 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	-	(99)	-	-	-	(291)	(70)	-	(560)
Recoveries	17	243	-	3	-	3	1	100	13	-	380
Provisions	(293)	17	62	735	5	47	(24)	(103)	67	434	947
Ending Balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$23	$-	$-	$23
Ending balance: collectively evaluated for impairment	$1,201	$199	$97	$1,874	$109	$158	$116	$444	$34	$1,179	$5,411

Loans receivable:
Ending balance	$209,186	$18,579	$10,013	$231,439	$19,515	$38,779	$19,757	$29,204	$1,914		$578,386
Ending balance: individually evaluated for impairment	$1,159	$109	$-	$2,039	$-	$-	$74	$277	$-		$3,658
Ending balance: collectively evaluated for impairment	$208,027	$18,470	$10,013	$229,400	$19,515	$38,779	$19,683	$28,927	$1,914		$574,728

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2017 and September 30, 2016.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
March 31, 2017:
Residential mortgage	$—	$—	$2,094	$2,094	$2,215
Construction and Development:
Residential and commercial	—	—	109	109	109
Commercial:
Commercial real estate	—	—	752	752	758
Other	249	116	—	249	249
Consumer:
Home equity lines of credit	—	—	60	60	81
Second mortgages	112	99	62	174	200
Total impaired loans	$361	$215	$3,077	$3,438	$3,612
September 30, 2016:
Residential mortgage	$—	$—	$1,159	$1,159	$1,225
Construction and Development:
Residential and commercial	—	—	109	109	109
Commercial:
Commercial real estate	—	—	2,039	2,039	2,039
Consumer:
Home equity lines of credit	—	—	74	74	90
Second mortgages	31	23	246	277	451
Total impaired loans	$31	$23	$3,627	$3,658	$3,914

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three and six months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Six Months Ended March 31, 2017
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$2,178	$13	$2,099	$33
Construction and Development:
Residential and commercial	109	1	109	2
Commercial:
Commercial real estate	755	5	1,187	9
Other	86	2	43	2
Consumer:
Home equity lines of credit	60	—	65	—
Second mortgages	139	—	184	1
Total	$3,327	$21	$3,687	$47

	Three Months Ended March 31, 2016		Six Months Ended March 31, 2016
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$626	$—	$606	$—
Construction and Development:
Residential and commercial	121	1	121	2
Commercial:
Commercial real estate	1,475	16	1,506	30
Consumer:
Home equity lines of credit	20	—	20	—
Second mortgages	200	—	194	—
Total	$2,442	$17	$2,447	$32

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2017 and September 30, 2016.

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$190,419	$119	$2,237	$—	$192,775
Construction and Development:
Residential and commercial	46,612	—	109	—	46,721
Land	8,606	—	5,716	—	14,322
Commercial:
Commercial real estate	375,626	4,847	2,697	—	383,170
Multi-family	12,631	207	—	—	12,838
Other	62,639	—	912	—	63,551
Consumer:
Home equity lines of credit	19,055	—	159	—	19,214
Second mortgages	24,443	115	545	—	25,103
Other	1,503	8	1	—	1,512
Total	$741,534	$5,296	$12,376	$—	$759,206

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$207,880	$122	$1,184	$—	$209,186
Construction and Development:
Residential and commercial	18,470	—	109	—	18,579
Land	10,013	—	—	—	10,013
Commercial:
Commercial real estate	221,742	4,990	4,707	—	231,439
Multi-family	19,303	212	—	—	19,515
Other	37,848	259	672	—	38,779
Consumer:
Home equity lines of credit	19,584	—	173	—	19,757
Second mortgages	27,843	119	1,242	—	29,204
Other	1,903	11	—	—	1,914
Total	$564,586	$5,713	$8,087	$—	$578,386

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	March 31,	September 30,
	2017	2016
	(in thousands)
Residential mortgage	$1,225	$1,072
Commercial:
Commercial real estate	188	193
Consumer:
Home equity lines of credit	60	74
Second mortgages	93	278
Total non-accrual loans	$1,566	$1,617

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $12,000 and $15,000 for the three months ended March 31, 2017 and 2016, respectively, and was $23,000 and $21,000 for the six months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and September 30, 2016 there were approximately $122,000 and $696,000, respectively, loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2017 and September 30, 2016.

	Current	30- 59 Days Past Due	60- 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
March 31, 2017:
Residential mortgage	$189,751	$1,921	$144	$959	$3,024	$192,775	$20
Construction and Development:
Residential and commercial	46,721	—	—	—	—	46,721	—
Land	14,322	—	—	—	—	14,322	—
Commercial:
Commercial real estate	383,615	555	—	—	555	383,170	—
Multi-family	12,838	—	—	—	—	12,838	—
Other	63,551	—	—	—	—	63,551	—
Consumer:
Home equity lines of credit	19,064	141	—	9	150	19,214	—
Second mortgages	24,337	504	124	138	766	25,103	101
Other	1,510	1	—	1	2	1,512	1
Total	$754,709	$3,122	$268	$1,107	$4,497	$759,206	$122

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

	Current	30- 59 Days Past Due	60- 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2016:
Residential mortgage	$204,816	$1,750	$1,345	$1,275	$4,370	$209,186	$509
Construction and Development:
Residential and commercial	18,579	—	—	—	—	18,579	—
Land	10,013	—	—	—	—	10,013	—
Commercial:
Commercial real estate	231,059	—	—	380	380	231,439	187
Multi-family	19,515	—	—	—	—	19,515	—
Other	38,433	346	—	—	346	38,779	—
Consumer:
Home equity lines of credit	19,513	170	43	31	244	19,757	—
Second mortgages	27,933	473	566	232	1,271	29,204	—
Other	1,913	1	—	—	1	1,914	—
Total	$571,774	$2,740	$1,954	$1,918	$6,612	$578,386	$696

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

 The Company had 11 and seven loans classified as TDRs with an aggregate outstanding balance of $2.1 million and $2.2 million at March 31, 2017 and September 30, 2016, respectively. At March 31, 2017, these loans were also classified as impaired. Eight of the TDR loans continue to perform under the restructured terms through March 31, 2017 and we continued to accrue interest on such loan through such date. The decrease in TDRs at March 31, 2017 compared to September 30, 2016 was primarily due to two commercial loans, with an aggregate outstanding balance of approximately $1.3 million, being paid off during the first six months of fiscal 2017. These decreases were offset by two residential mortgage loans with an aggregate outstanding balance of $655,000 and one second mortgage loan with an outstanding balance of approximately $54,000 being classified as a performing TDR during the first six months of fiscal 2017. In addition, one residential mortgage loan with an outstanding balance of $230,000, one commercial real estate loan with an outstanding balance of $188,000 and one second mortgage loan with an outstanding balance of approximately $25,000 were classified as non-performing TDRs. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

Problem loans may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. The Company had $690,000 and $141,000 of residential real estate properties in the process of foreclosure at March 31, 2017 and September 30, 2016, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table presents our TDR loans as of March 31, 2017 and September 30, 2016.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2017:
Residential mortgage	5	$1,126	1	$230
Construction and Development:
Residential and commercial	1	109	—	—
Commercial:
Commercial real estate	3	752	1	188
Consumer:
Second mortgages	2	79	1	25
Total	11	$2,066	3	$443
At September 30, 2016:
Residential mortgage	2	$224	1	$139
Construction and Development:
Residential and commercial	1	109	—	—
Commercial:
Commercial real estate	4	1,845	—	—
Total	7	$2,178	1	$139

The following table reports the performing status all of TDR loans. The performing status is determined by the loans’ compliance with the modified terms.

	March 31, 2017		September 30, 2016
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Residential mortgage	$896	$230	$85	$139
Construction and Development:
Residential and commercial	109	—	109	—
Commercial:
Commercial real estate	564	188	1,845	—
Consumer:
Second mortgages	54	25	—	—
Total	$1,623	$443	$2,039	$139

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table shows the activity in loans which were first deemed to be TDRs during the three and six months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017			2016
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$234	$234	-	$-	$-
Commercial:
Commercial real estate	1	193	193	-	-	-
Consumer:
Second mortgages	2	81	81	-	-	-
Total	4	$508	$508	-	$-	$-

	For the Six Months Ended March 31,
	2017			2016
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	3	$889	$889	-	$-	$-
Commercial:
Commercial real estate	1	193	193	-	-	-
Consumer:
Second mortgages	2	81	81	-	-	-
Total	6	$1,163	$1,163	-	$-	$-

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

The subordinated debentures were structured to qualify as Tier 2 capital for regulatory purposes. As of March 31, 2017, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2017 and September 30, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2017:

Tier 1 Leverage (to average assets)	$94,039	10.32%	$36,458	4.00%	$45,572	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	94,039	12.08%	35,029	4.50%	50,597	6.50%
Tier 1 Capital (to risk weighted assets)	94,039	12.08%	46,705	6.00%	62,274	8.00%
Total Capital (to risk weighted assets)	125,795	16.16%	62,274	8.00%	77,842	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$90,310	11.45%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	90,310	15.11%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	90,310	15.11%	35,859	6.00%	47,812	8.00%
Total Capital (to risk weighted assets)	95,806	16.03%	47,812	8.00%	59,765	10.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters  – (continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2017 and September 30, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2017:

Tier 1 Leverage (to average assets)	$112,436	12.35%	$36,428	4.00%	$45,535	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	112,436	14.53%	34,834	4.50%	50,315	6.50%
Tier 1 Capital (to risk weighted assets)	112,436	14.53%	46,445	6.00%	61,927	8.00%
Total Capital (to risk weighted assets)	119,697	15.46%	61,927	8.00%	77,408	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$85,030	10.79%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	85,030	14.24%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	85,030	14.24%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	90,526	15.16%	47,779	8.00%	59,723	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At March 31, 2017, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended March 31, 2017 and 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $50,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2017 and September 30, 2016:

	March 31, 2017
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$23	Other assets	August 3, 2020
February 5, 2016	20,000	455	Other assets	February 1, 2021

	September 30, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$394	Other liabilities	August 3, 2020
February 5, 2016	20,000	148	Other liabilities	February 1, 2021

The tables below presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and six months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$13	$(30)	$—
February 5, 2016	16	(16)	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities  – (continued)

	For the Six Months Ended March 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$351	$(66)	$—
February 5, 2016	564	(39)	—

	For the Three Months Ended March 31, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(397)	$(48)	$—
February 5, 2016	(166)	(21)	—

	For the Six Months Ended March 31, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(244)	$(104)	$—
February 5, 2016	(166)	(21)	—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At March 31, 2017, the fair value of derivatives was not in a net a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero. At September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $586,000. At March 31, 2017 and September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of zero and $800,000, respectively, against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2017 or at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at March 31, 2017 or September 30, 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$20,948	$—	$20,948	$—
Single issuer trust preferred security	900	—	900	—
Corporate debt securities	39,574	—	39,574	—
Mutual fund	250	250	—	—
Total investment securities available-for-sale	61,672	250	61,422	—

Derivative instruments	$478	$—	$478	$—

	September 30, 2016
	Total	Level 1	Level 2	Level 3
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2017 and September 30, 2016:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$146	$—	$—	$146
Total	$146	$—	$—	$146

	March 31, 2017
	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$146	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$146

(1)	At March 31, 2017, consisted of four loans with an aggregate balance of $361,000 and with $215,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$8	$—	$—	$8
Total	$8	$—	$—	$8

	September 30, 2016
	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$8	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$8

(1)	At September 30, 2016, consisted of one loan with an aggregate balance of $31,000 and with $23,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

During the six months ended March 31, 2017 and 12 months ended September 30, 2016, the Company did not have any additions to our mortgage servicing assets. During the six months ended March 31, 2017 and 12 months ended September 30, 2016, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and September 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2017 and September 30, 2016 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The fair value of the Level 1 security was $250,000 as of March 31, 2017 and zero as of September 30, 2016. The Company had no Level 3 securities as of March 31, 2017 or September 30, 2016.

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

Short-Term Borrowings—Short-term borrowings that mature with in six months and securities sold under agreements to repurchase have fair value which approximate carrying value.

Subordinated Debt—The fair value of subordinated debentures is estimated future cash flows, using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2017 and September 30, 2016 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2017:
Financial assets:
Cash and cash equivalents	$65,752	$65,752	$65,752	$—	$—
Investment securities available-for-sale	61,672	61,672	250	61,422	—
Investment securities held-to-maturity	37,060	36,441	—	36,441	—
Loans receivable, net (including impaired loans)	752,708	753,835	—	—	753,835
Accrued interest receivable	3,177	3,177	—	3,177	—
Restricted stock	5,397	5,397	—	5,397	—
Mortgage servicing rights (included in Other Assets)	297	312	—	312	—
Derivatives (included in Other Assets)	478	478	—	478	—
Financial liabilities:
Savings accounts	43,913	43,913	—	43,913	—
Checking and NOW accounts	147,828	147,828	—	147,828	—
Money market accounts	251,671	251,671	—	251,671	—
Certificates of deposit	260,860	263,123	—	263,123	—
FHLB advances	118,000	118,857	—	118,857	—
Short-term borrowing	10,000	10,000	—	10,000	—
Subordinated debt	25,000	25,000	—	25,000	—
Accrued interest payable	649	649	—	649	—
September 30, 2016:
Financial assets:
Cash and cash equivalents	$96,762	$96,762	$96,762	$—	$—
Investment securities available-for-sale	66,387	66,387	—	66,387	—
Investment securities held-to-maturity	40,551	40,817	—	40,817	—
Loans receivable, net (including impaired loans)	574,160	589,844	—	—	589,844
Accrued interest receivable	2,558	2,558	—	2,558	—
Restricted stock	5,424	5,424	—	5,424	—
Mortgage servicing rights (included in Other Assets)	328	308	—	308	—
Financial liabilities:
Savings accounts	44,714	44,714	—	44,714
Checking and NOW accounts	129,588	129,588	—	129,588	—
Money market accounts	177,486	177,486	—	177,486	—
Certificates of deposit	250,258	252,232	—	252,232	—
FHLB advances	118,000	119,946	—	119,946	—
Derivatives (included in Other Liabilities)	542	542	—	542	—
Accrued interest payable	427	427	—	427	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

Deferred income taxes at March 31, 2017 and September 30, 2016 were as follows:

	March 31,	September 30,
	2017	2016
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available-for-sale	$119	$—
Allowance for loan losses	3,894	3,299
Non-accrual interest	39	56
Alternative minimum tax (AMT) credit carryover	390	287
Low-income housing tax credit carryover	217	217
Supplement Employer Retirement Plan	415	412
Charitable contributions	70	61
Depreciation	116	60
Federal net operating loss	2,734	4,344
Other	455	651
Total Deferred Tax Assets	8,449	9,387
Valuation allowance for DTA	(70)	(61)
Total Deferred Tax Assets, Net of Valuation Allowance	8,379	9,326
Deferred Tax Liabilities:
Unrealized gain on investment available-for-sale	—	(152)
Unrealized gain on derivatives	(162)	—
Mortgage servicing rights	(101)	(112)
Other	(235)	(235)
Total Deferred Tax Liabilities	(498)	(499)
Deferred Tax Assets, Net	$7,881	$8,827

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	March 31,	September 30,
	2017	2016
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(351)	$447
Tax effect	119	(152)
Net of tax amount	(232)	295

Fair value adjustments on derivatives	478	(542)
Tax effect	(163)	184
Net of tax amount	315	(358)

Total accumulated other comprehensive income (loss)	$83	$(63)

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Net unrealized holding gains (losses) on available-for-sale securities	$352	$1,620	$(745)	$1,139

Net realized gains on securities available- for-sale	(58)	(61)	(58)	(192)

Amortization (accretion) of unrealized holding losses on securities available-for- sale transferred to held-to-maturity	2	2	6	4

Fair value adjustments on derivatives	74	(494)	1,019	(249)

Other comprehensive income before taxes	370	1,067	222	702
Tax effect	(127)	(363)	(76)	(133)
Total comprehensive income	$243	$704	$146	$569

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of March 31, 2017, there were 374,789 remaining shares available for future grants.

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

During the three and six months ended March 31, 2017 and 2016, stock options covering a total of 7,000 and 5,000 shares of common stock, respectively, were granted. The compensation expense related to stock options for the three and six months ended March 31, 2017 was $1,000 and $2,000, respectively.

During the three and six months ended March 31, 2017 and 2016, a total of 12,522 and 2,200 restricted shares, respectively, were awarded. The compensation expense related to restricted stock awards for the three and six months ended March 31, 2017 was $1,000 and $2,000, respectively.

Stock-based compensation expense for the cost of the awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options that have been granted, but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options.

The assumptions used in determining the fair value of stock option grants for the quarter ended March 31, 2017 are as follows:

Weighted average fair value of awards	$6.99
Risk-free rate	2.17%
Dividend yield	-%
Volatility	28.23%
Expected life	6.5 years

Stock option activity as of March 31, 2017 and changes during the six months ended March 31, 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of fiscal year	5,000	$16.02		$1,980
Granted	7,000	21.00		—
Exercised	—	—		—
Forfeited/cancelled/expired	(1,000)	16.02		4,780
Outstanding, at March 31, 2017	11,000	19.19	9.630	20,523
Vested and exercisable, end of the period	800	16.02	8.999	4,028.80
Vested and unvested exercisable, end of the period	800	16.02	8.999	4,028.80
Vested and expected to vest, at March 31, 2017	11,000	$19.19	9.630	$20,523

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Equity Based Incentive Compensation Plan  – (continued)

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended March 31, 2017:

	Shares	Weighted Average Fair Value
Nonvested at September 30, 2016	1,930	$17.40
Granted	12,522	20.79
Vested	(337)	21.15
Forfeited/cancelled/expired	(241)	17.40
Nonvested at March 31, 2017	13,874	$20.36

As of March 31, 2017, there was $213,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 9.77 years. As of March 31, 2017, there was $65,000 of total unrecognized compensation cost related to nonvested options to purchase 11,000 shares of common stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 9.63 years.

Note 13 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125% fixed-to-floating rate subordinated notes due 2027 (the “Notes”). The Notes have a stated maturity of February 15, 2027, are redeemable, in whole or in part, on or after February 15, 2022, and at any time upon the occurrences of certain events. The Notes bear interest at a fixed rate of 6.125% per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s subordinated debt totaled $25.0 million at March 31, 2017.

The Company may not redeem the Notes prior to February 15, 2022, except that the Company may redeem the Notes at any time, at its option, in whole but not in part, subject to obtaining any required regulatory approvals, if (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes, (ii) a subsequent event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes, or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended, in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest through, but excluding, the redemption date.

Item 2 – Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2017 and September 30, 2016. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern,’’ or words of similar meaning, or future or conditional terms such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ or ‘‘may.’’ Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any regulatory and legal investigations and proceedings may not be anticipated.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at March 31, 2017 was appropriate under GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2017, the Company had $146,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Our net deferred tax asset amounted to $7.9 million and $8.8 million at March 31, 2017 and at September 30, 2016, respectively. Our total deferred tax assets decreased to $8.4 million at March 31, 2017 compared to $9.4 million at September 30, 2016. The Company’s DTA allowance as of September 30, 2016 of $61,000 has increased to $70,000 at March 31, 2017.

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

Earnings

Net income available to common shareholders for the three months ended March 31, 2017 amounted to $1.4 million, or $0.22 per fully diluted common share, an increase of $143,000, or 11.3 percent, as compared with net income of $1.3 million, or $0.20 per common share, for the quarter ended March 31, 2016. The annualized return on average assets was 0.62 percent for the three months ended March 31, 2017, compared to annualized return on average assets of 0.68 percent for three months ended March 31, 2016. The annualized return on average shareholders’ equity was 5.81 percent for the three-month period ended March 31, 2017, compared to 6.03 percent in annualized return on average shareholders’ equity for the three months ended March 31, 2016. The March 2016 quarter, earnings per share were favorably impacted by the tax position of the Company prior to the full recognition of the Bank’s deferred tax asset. On a fully taxable basis, net income for the quarter ended March 31, 2016 would have been $1.0 million, and earnings per share for the quarter ended March 31, 2016 would have been $0.16.

Net income available to common shareholders for the six months ended March 31, 2017 amounted to $2.6 million, or $0.40 per fully diluted common share, a decrease of $31,000, or 1.2 percent, as compared with net income of $2.6 million, or $0.41 per common share, for the six months ended March 31, 2016. The annualized return on average assets was 0.59 percent for the six months ended March 31, 2017, compared to annualized return on average assets of 0.73 percent for the six months ended March 31, 2016. The annualized return on average shareholders’ equity was 5.37 percent for the six-month period ended March 31, 2017, compared to 6.29 percent in annualized return on average shareholders’ equity for the six months ended March 31, 2016. For the six months ended March 31, 2016, earnings per share were favorably impacted by the tax position of the Company prior to the full recognition of the Bank’s deferred tax asset. On a fully taxable basis, net income for the six months ended March 31, 2016 would have been $2.1 million, and earnings per share for the six months ended March 31, 2016 would have been $0.33.

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

Net Interest Income (tax-equivalent basis)

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2017	2016	Increase (Decrease)	Percent Change	2017	2016	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$7,369	$5,122	$2,247	43.87%	$13,684	$9,671	$4,013	41.50%
Investment securities	679	1,050	(371)	(35.33)	1,365	2,186	(821)	(37.56)
Dividends, restricted stock	64	63	1	1.59	128	117	11	9.40
Interest-bearing cash accounts	115	41	74	180.49	208	59	149	252.54
Total interest income	8,227	6,276	1,951	31.09	15,385	12,033	3,352	27.86
Interest expense:
Deposits	1,424	1,161	263	22.65	2,748	2,125	623	29.32
Short-term borrowings	11	—	11	100.00	11	—	11	100.00
Long-term borrowings	528	549	(21)	(3.83)	1,070	1,061	9	0.85
Subordinated debt	221	—	221	100.00	221	—	221	100.00
Total interest expense	2,184	1,710	474	27.72	4,050	3,186	864	27.12
Net interest income on a fully tax-equivalent basis	6,043	4,566	1,477	32.35	11,335	8,847	2,488	28.12
Tax-equivalent adjustment (1)	(52)	(66)	14	(21.21)	(105)	(136)	31	(22.79)
Net interest income, as reported under GAAP	$5,991	$4,500	$1,491	33.13%	$11,230	$8,711	$2,519	28.92%

(1) Computed using a federal income tax rate of 34 percent for the three and six months ended March 31, 2017 and 2016.

Net interest income on a fully tax-equivalent basis increased $1.5 million, or 32.4 percent, to $6.0 million for the three months ended March 31, 2017 as compared to the same period in fiscal 2016. For the three months ended March 31, 2017, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis increased 10 basis points to 2.75 percent from 2.65 percent during the three months ended March 31, 2016. For the three months ended March 31, 2017, an increase in the average yield on interest-earning assets of 10 basis points together with an increase of four basis points in the average cost of interest-bearing liabilities resulted in an increase in the Company’s net interest spread of six basis points for the period.

Net interest income on a fully tax-equivalent basis increased $2.5 million, or 28.1 percent, to $11.3 million for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. For the six months ended March 31, 2017, the net interest margin on a fully tax-equivalent basis increased two basis points to 2.70 percent from 2.68 percent during the six months ended March 31, 2016. For the six months ended March 31, 2017, an increase in the average yield on interest-earning assets of one basis point was offset by an increase in the average cost of interest-bearing liabilities of three basis points, resulting in a decrease in the Company’s net interest spread of two basis points for the period.

For the three-month period ended March 31, 2017, total interest income on a tax-equivalent basis increased by $2.0 million, or 31.1 percent, to $8.2 million, compared to the same three-month period in fiscal 2016. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio. The average balance of the loan portfolio increased by $223.4 million, to $717.4 million, from an average of $494.0 million in the three months ended March 31, 2016, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 81.5 percent of average interest-earning assets during the second quarter of fiscal 2017 compared to 71.6 percent in the same quarter in fiscal 2016. The average balance of investment securities decreased during the quarter ended March 31, 2017 by $62.7 million, to $102.1 million, compared to the second quarter of fiscal 2016.

For the six-month period ended March 31, 2017, interest income on a tax-equivalent basis increased by $3.4 million, or 27.9 percent, to $15.4 million, compared to the six months ended March 31, 2016. This increase in interest income was due primarily to a volume increase in loans. The average balance of the loan portfolio increased by $207.2 million, to $664.3 million during the first six months of fiscal 2017, from an average of $457.1 million in the six months ended March 31, 2016, reflecting net increases in construction loans and commercial loans in the loan portfolio. Average loans represented approximately 79.0 percent of average interest-earning assets during the six months ended March 31, 2017 compared to 69.3 percent in the six months ended March 31, 2016. The average balance of investment securities decreased during the six months ended March 31, 2017 by $69.0 million, to $103.4 million, compared to the six months ended March 31, 2016.

For the three months ended March 31, 2017, interest expense increased $474,000, or 27.7 percent, to $2.2 million, compared to the same three-month period in fiscal 2016. The average rate of total interest-bearing liabilities increased four basis points to 1.13 percent for the three months ended March 31, 2017, from 1.09 percent for the three months ended March 31, 2016. At the same time, the average balance of total interest-bearing liabilities increased by $144.9 million. This increase primarily reflects an increase in the average balance of deposits of $119.8 million, an increase in the average balance of borrowings of $5.0 million, an increase in the average balance of other short-term borrowings of $5.4 million and an increase in the average balance of subordinated debt of $14.7 million.  The increase in the average balance of deposits consisted primarily of a $97.6 million increase in the average balance of money market accounts, a $13.2 million increase in the average balance of certificates of deposit accounts and a $10.5 million increase in the average balance of other interest-bearing deposit accounts. For the three months ended March 31, 2017, the Company’s net interest spread on a tax-equivalent basis increased to 2.61 percent, from 2.55 percent for the three months ended March 31, 2016.

For the six months ended March 31, 2017, interest expense increased $864,000, or 27.1 percent, to $4.1 million, compared to the same six-month period in fiscal 2016. The average rate of total interest-bearing liabilities increased three basis points to 1.10 percent for the six months ended March 31, 2017, from 1.07 percent for the six months ended March 31, 2016. At the same time, the average balance of total interest-bearing liabilities increased by $140.2 million. This increase primarily reflects an increase in the average balance of deposits of $120.2 million, an increase in the average balance of borrowings of $10.0 million, an increase in the average balance of other short-term borrowings of $2.7 million and an increase in the average balance of subordinated debt of $7.3 million.  The increase in the average balance of deposits consisted primarily of a $80.0 million increase in the average balance of money market accounts, a $29.7 million increase in the average balance of certificates of deposit accounts and a $11.8 million increase in the average balance of other interest-bearing deposit accounts. For the six months ended March 31, 2017, the Company’s net interest spread on a tax-equivalent basis decreased to 2.56 percent, from 2.58 percent for the three months ended March 31, 2016.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31, 2017 and 2016 Increase (Decrease) Due to Change in:			Six Months Ended March 31, 2017 and 2016 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$9,270	$(7,023)	$2,247	$8,765	(4,752)	4,013
Investment securities	(1,599)	1,228	(371)	(1,753)	932	(821)
Interest-bearing cash accounts	181	(107)	74	194	(45)	149
Dividends, restricted stock	12	(11)	1	21	(10)	11
Total interest-earning assets	7,864	(5,913)	1,951	7,227	(3,875)	3,352
Interest-bearing liabilities:
Money market deposits	624	(396)	228	480	(102)	378
Savings deposits	(1)	1	—	(1)	6	5
Certificates of deposit	192	(177)	15	434	(241)	193
Other interest-bearing deposits	16	4	20	17	30	47
Total interest-bearing deposits	831	(568)	263	930	(307)	623
Borrowings	97	(118)	(21)	197	(188)	9
Short-term borrowings	—	11	11	—	11	11
Subordinated debt	—	221	221	—	221	221
Total interest-bearing liabilities	928	(454)	474	1,127	(263)	864
Change in net interest income	$6,936	$(5,459)	$1,477	$6,100	$(3,612)	$2,488

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

	Three Months Ended March 31,
	2017			2016
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$717,376	$7,369	4.11%	$494,005	$5,122	4.15%
Investment securities	102,090	679	2.66	164,789	1,050	2.55
Interest-bearing cash accounts	55,643	115	0.83	26,372	41	0.62
Dividends, restricted stock	5,406	64	4.74	5,157	63	4.89
Total interest-earning assets	880,515	8,227	3.74	690,323	6,276	3.64
Non interest-earning assets:
Cash and due from banks	1,298			31,044
Bank-owned life insurance	18,624			18,104
Other assets	20,833			13,904
Allowance for loan losses	(6,489)			(4,602)
Total non interest-earning assets	34,266			58,450
Total assets	$914,781			$748,773

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$229,328	438	0.76%	$131,753	$210	0.64%
Savings deposits	42,861	8	0.07	44,325	8	0.07
Certificates of deposit	261,582	924	1.41	248,428	909	1.46
Other interest-bearing deposits	100,443	54	0.22	89,896	34	0.15
Total interest-bearing deposits	634,214	1,424	0.90	514,402	1,161	0.90
Borrowings	118,000	528	1.79	113,000	549	1.94
Short-term borrowings	5,389	11	0.82	—	—	—
Subordinated debt	14,722	221	6.00	—	—	—
Total interest-bearing liabilities	772,325	2,184	1.13	627,402	1,710	1.09
Non interest-bearing liabilities:
Demand deposits	38,565			29,592
Other liabilities	6,908			7,847
Total non interest-bearing liabilities	45,473			37,439
Shareholders’ equity	96,983			83,932
Total liabilities and shareholders’ equity	$914,781			$748,773
Net interest income (tax equivalent basis)		6,043			4,566
Net interest spread			2.61%			2.55%
Net interest margin (tax equivalent basis)			2.75%			2.65%
Tax equivalent effect			0.03%			0.04%
Net interest margin on a GAAP basis			2.72%			2.61%
Tax-equivalent adjustment (2)		(52)			(66)
Net interest income		$5,991			$4,500

________________

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended March 31, 2017 and 2016.

	Six Months Ended March 31,
	2017			2016
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$664,305	$13,684	4.12%	$457,102	$9,671	4.23%
Investment securities	103,416	1,365	2.64	172,426	2,186	2.54
Interest-bearing cash accounts	67,483	208	0.62	25,351	59	0.46
Dividends, restricted stock	5,413	128	4.73	4,959	117	4.72
Total interest-earning assets	840,617	15,385	3.66	659,838	12,033	3.65
Non interest-earning assets:
Cash and due from banks	1,316			27,523
Bank-owned life insurance	18,553			18,035
Other assets	20,256			14,122
Allowance for loan losses	(6,065)			(4,632)
Total non interest-earning assets	34,060			55,048
Total assets	$874,677			$714,886

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$204,948	$753	0.73%	$124,902	$375	0.60%
Savings deposits	43,662	18	0.08	45,034	13	0.06
Certificates of deposit	260,026	1,871	1.44	230,328	1,678	1.46
Other interest-bearing deposits	99,102	106	0.21	87,290	59	0.14
Total interest-bearing deposits	607,738	2,748	0.90	487,554	2,125	0.87
Borrowings	118,000	1,070	1.81	107,972	1,061	1.96
Short-term borrowings	2,665	11	0.83	—	—	—
Subordinated debt	7,280	221	6.07	—	—	—
Total interest-bearing liabilities	735,683	4,050	1.10	595,526	3,186	1.07
Non interest-bearing liabilities:
Demand deposits	35,919			29,095
Other liabilities	7,014			7,265
Total non interest-bearing liabilities	42,933			36,360
Shareholders’ equity	96,061			83,000
Total liabilities and shareholders’ equity	$874,667			$714,886
Net interest income (tax equivalent basis)		11,335			8,847
Net interest spread			2.56%			2.58%
Net interest margin (tax equivalent basis)			2.70%			2.68%
Tax equivalent effect			0.03%			0.04%
Net interest margin on a GAAP basis			2.67%			2.64%
Tax-equivalent adjustment (2)		(105)			(136)
Net interest income		$11,230			$8,711

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended March 31, 2017 and 2016.

Investment Portfolio

  At March 31, 2017, the principal components of the investment portfolio were U.S. Government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate securities, trust preferred security and equity securities. At March 31, 2017, the total investment portfolio amounted to $98.7 million, a decrease of $8.2 million from September 30, 2016.

During the six months ended March 31, 2017, approximately $3.9 million in investment securities were sold from the Company’s available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund new loan volume.

 For the three months ended March 31, 2017, the average balance of our investment securities decreased $62.7 million to approximately $102.1 million, or 11.6 percent of average interest-earning assets, from $164.8 million on average, or 23.9 percent of average interest-earning assets, for the comparable period in fiscal 2016. For the six months ended March 31, 2017, the average balance of our investment securities decreased $69.0 million to approximately $103.4 million, or 12.3 percent of average interest-earning assets, from $172.4 million on average, or 26.1 percent of average interest-earning assets, for the comparable period in fiscal 2016.

 During the three-month period ended March 31, 2017, the volume-related factors decreased investment revenue by approximately $1.6 million, while rate-related factors increased investment revenue by approximately $1.2 million from the same period in fiscal 2016. The tax-equivalent yield on investments increased by 11 basis points to 2.66 percent for the three-month period ended March 31, 2017 as compared to the three-month period ended March 31, 2016 at 2.55 percent. The yield on the portfolio increased in fiscal 2017 compared to fiscal 2016 due primarily to higher rates earned on taxable securities.

During the six-month period ended March 31, 2017, the volume-related factors decreased investment revenue by approximately $1.8 million, while rate-related factors increased investment revenue by approximately $932,000 from the same period in fiscal 2016. The tax-equivalent yield on investments increased by 10 basis points to 2.64 percent for the six-month period ended March 31, 2017 as compared to the six-month period ended March 31, 2016 at 2.54 percent. The yield on the portfolio increased in fiscal 2017 compared to fiscal 2016 due primarily to higher rates earned on taxable securities.

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

 The Company seeks to create growth in commercial lending by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area, which includes our two private banking/loan production offices in Villanova, Pennsylvania and Morristown, New Jersey that opened in fiscal 2016, as well as our new banking office in Quakertown, Pennsylvania that opened in the second quarter of fiscal 2017. Products offered are designed to meet the financial requirements of the Company’s customers. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

At March 31, 2017, total gross loans amounted to $759.2 million, an increase of $180.8 million or 31.3 percent as compared to September 30, 2016. For the six-month period ended March 31, 2017, an increase of $169.8 million in commercial loans and a $32.4 million increase in construction and development loans were partially offset by a $16.4 million decrease in residential mortgage loans and a $5.0 million reduction in consumer loans as compared to September 30, 2016. Total gross loans recorded in the six months included $251.9 million of new loans and advances, which was partially offset by payoffs and principal payments of $71.1 million.

 At March 31, 2017, the Company had $102.7 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Company's "Approved, Accepted but Unfunded" pipeline, which includes approximately $15.3 million in construction and $36.6 million in commercial real estate loans, $2.4 million in commercial term loans and lines of credit and $5.4 million in residential mortgage loans expected to fund over the next 90 days.

 Total average loan volume increased $223.4 million or 45.2 percent for the three months ended March 31, 2017, while the portfolio yield decreased by four basis points compared to the same period in fiscal 2016. The increased total average loan volume was due in part to enhanced visibility in the Company’s markets coupled with the aggressive business development activities of its sales team, the opening of the location in Villanova, Pennsylvania, and the opening of the Private Banking/Loan Production headquarters in Morristown, New Jersey. The volume related factors during the period contributed increased revenue of $9.3 million, while the average rate related changes decreased revenue by $7.0 million. Total average loan volume increased to $717.4 million with a net interest yield of 4.11 percent for the quarter ended March 31, 2017, compared to $494.0 million with a yield of 4.15 percent for the quarter ended March 31, 2016.

Total average loan volume increased $207.2 million or 45.3 percent for the six months ended March 31, 2017, while the portfolio yield decreased by 11 basis points compared to the same period in fiscal 2016. The volume related factors during the period contributed increased revenue of $8.8 million, while the average rate related changes decreased revenue by $4.8 million. Total average loan volume increased to $664.3 million with a net interest yield of 4.12 percent for the six month ended March 31, 2017, compared to $457.1 million with a yield of 4.23 percent for the six months ended March 31, 2016.

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

At March 31, 2017, the allowance for loan losses amounted to approximately $7.2 million, or 0.95 percent of total loans, compared to $5.4 million, or 0.94 percent of total loans, at September 30, 2016. We recorded $997,000 in provision for loan losses during the quarter ended March 31, 2017 compared to $375,000 for the quarter ended March 31, 2016. For the six months ended March 31, 2017 we recorded $1.7 million in provision for loan losses compared to $375,000 for the six months ended March 31, 2016. Provision expense was higher during fiscal 2017 due to the increase in loan volume. The net recoveries were $7,000 and $90,000 for the three and six months ended March 31, 2017 compared to $14,000 and $105,000 in net charge-offs for the three and six months ended March 31, 2016.

The level of the allowance for the respective periods of fiscal 2017 and fiscal 2016 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2017 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Average loans outstanding	664,305	457,102
Total gross loans at end of period	759,206	518,791

Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$5,434	$4,667

Charge-offs:
Residential mortgage	—	9
Commercial:
Commercial real estate	—	99
Consumer:
Second mortgages	121	255
Other	5	43
Total charge-offs	126	406
Recoveries:
Residential mortgage	—	40
Construction and Development:
Residential and commercial	90	204
Commercial:
Commercial real estate	30	3
Other	6	2
Consumer:
Home equity lines of credit	2	—
Second mortgages	82	44
Other	6	8
Total recoveries	216	301
Net (recoveries) charge-offs	(90)	105
Provisions for loan loss	1,657	375
Balance at end of period	$7,181	$4,937
Ratios:
Ratio of allowance for loan losses to non-performing loans	425.41%	578.78%
Ratio of net (recoveries) charge-offs to average loans outstanding in portfolio(1)	(0.03)%	0.05%
Ratio of net (recoveries) charge-offs to total allowance for loan losses(1)	(2.51)%	4.26%

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

	March 31, 2017	September 30, 2016
	(In thousands)
Non-accrual loans	$1,566	$1,617
Accruing loans past due 90 days or more	122	696
Total non-performing loans	1,688	2,313
Other real estate owned	—	—
Total non-performing assets	$1,688	$2,313

Troubled debt restructured loans — performing	$1,623	$2,039

Non-accrual loans were $1.6 million at March 31, 2017 and at September 30, 2016 and $853,000 at March 31, 2016. Other real estate owned (“OREO”) was zero at March 31, 2017 and September 30, 2016, and $700,000 at March 31, 2016, respectively. Total performing troubled debt restructured loans were $1.6 million at March 31, 2017, $2.0 million at September 30, 2016 and $1.6 million at March 31, 2016, respectively. The decrease in performing troubled debt restructured loans at March 31, 2017 compared to September 30, 2016 was primarily due to two commercial loans, with an aggregate outstanding balance of approximately $1.3 million, being paid off during the first six months of fiscal 2017. These decreases were offset by two residential mortgage loans with an aggregate outstanding balance of $655,000 and one second mortgage loan with an outstanding balance of approximately $54,000 being classified as a performing TDR during first six months of fiscal 2017, as well as one residential mortgage loan with an outstanding balance of $156,000 at March 31, 2017 returned to accruing status.

At March 31, 2017, non-performing assets totaled $1.7 million, or 0.18 percent of total assets, as compared with $2.3 million, or 0.28 percent, at September 30, 2016 and $1.6 million, or 0.20 percent, at March 31, 2016. Non-performing assets decreased by $625,000 at March 31, 2017 from September 30, 2016. The decrease in accruing loans past due 90 days or more during the first six months of fiscal 2017, was primarily attributable to eight single residential loans to one borrower with an outstanding balance of approximately $508,000 at September 30, 2016, being consolidated into one loan and deemed a performing TDR, as well as one commercial real estate loan with an outstanding balance of approximately $187,000 at September 30, 2016, returning to performing status, offset in part by the addition of one single residential loan totaling approximately $20,000 and three consumer loans totaling approximately $102,000. In addition, we had approximately $72,000 in charge-offs, two loans were paid off with a balance of approximately $120,000, payments of $70,000 were received, one residential loan with an outstanding balance of $139,000 returned to accruing status, offset in part by the addition of two single residential loans (totaling approximately $323,000) into non-accrual status.

Overall credit quality in the Bank’s loan portfolio at March 31, 2017 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At March 31, 2017, special mention loans were $5.3 million compared to $5.7 million at September 30, 2016. The decrease in special mention loans of approximately $417,000 was attributable to one commercial real estate loan designated with an outstanding balance of $331,000 being classified as a pass loan, one commercial real estate loan with an outstanding balance of $434,000 at September 30, 2016 being paid off and one commercial loan with an outstanding balance of $259,000 at September 30, 2016 being classified as a substandard loan during fiscal 2017. The decrease was offset by one commercial real estate loan previously designated as a substandard loan with an outstanding balance of $655,000 and one commercial real estate loan previously designated as a pass loan with an outstanding balance of $372,000 being classified as a special mention loan during fiscal 2017.

Substandard loans were $12.4 million and $8.1 million, respectively, at March 31, 2017 and September 30, 2016, respectively. The increase of approximately $4.3 million from September 30, 2016 to March 31, 2017, was attributable to a construction loan previously designated as pass loan being moved to substandard rating with an outstanding balance of $5.7 million at March 31, 2017, as well as a commercial loan previously designated as a special mention loan with an outstanding balance of $249,000 at March 31, 2017. Additionally, three new loans with an aggregate balance of $378,000 at March 31, 2017, were classified as substandard loans. The increase was offset by four loans with an aggregate balance of $1.4 million which were paid-off, two loans with an aggregate balance of $72,000 which were fully charged-off and one loan with a balance of $668,000 at September 30, 2016 which was classified as a special mention loan during fiscal 2017. Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At March 31, 2017, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

 The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2017	2016	Increase (Decrease)	Percent Change	2017	2016	Increase (Decrease)	Percent Change
Service charges and other fees	$274	$227	$47	20.70%	$497	$438	$59	13.47%
Rental income-other	55	50	5	10.00	110	100	10	10.00
Gain on sale of investments, net	58	61	(3)	(4.92)	58	192	(134)	(69.79)
Gain on sale of loans, net	30	36	(6)	(16.67)	75	70	5	7.14
Earnings on bank-owned life insurance	125	127	(2)	(1.57)	255	259	(4)	(1.54)
Total other income	$542	$501	$41	8.18%	$995	$1,059	$(64)	(6.04)%

For the three months ended March 31, 2017, total other income amounted to $542,000, compared to total other income of $501,000 for the three months ended March 31, 2016. The increase of $41,000 was primarily the result of a $47,000 increase in service charges and other fees and an increase in rental income of $5,000. The increase was partially offset by a decrease in net gains on sales of investment securities of $3,000, a decrease of $6,000 in net gain on sale of loans and a decrease of $2,000 in earnings on bank-owned insurance. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $484,000 for the three months ended March 31, 2017, compared to $440,000 for the three months ended March 31, 2016.

For the six months ended March 31, 2017, total other income amounted to $995,00, compared to total other income of $1.1 million for the six months ended March 31, 2016. The decrease of $64,000 for the six months ended March 31, 2017 was primarily as a result of a $134,000 decrease in net gains on sales of investment securities and a $4,000 decrease in earnings on bank-owned insurance. The decrease was partially offset by an increase of $59,000 in service charges, a $10,000 increase in rental income and a $5,000 increase in net gain on sale of loans. Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of $937,000 for the six months ended March 31, 2017 compared to $867,000 for the comparable period in fiscal 2016, an increase of $70,000, or 8.1 percent.

Other Expense

 The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2017	2016	Increase (Decrease)	Percent Change	2017	2016	Increase (Decrease)	Percent Change
Salaries and employee benefits	$1,804	$1,522	$282	18.53%	$3,516	$3,021	$495	16.39%
Occupancy expense	514	456	58	12.72	1,008	879	129	14.68
Federal deposit insurance premium	91	232	(141)	(60.78)	95	432	(337)	(78.10)
Advertising	73	25	48	192.00	124	55	69	125.45
Data processing	301	270	31	11.48	603	567	36	6.35
Professional fees	399	361	38	10.53	800	761	39	5.12
Other real estate owned expense (income), net	-	8	(8)	(100.00)	-	7	(7)	(100.00)
Other operating expense	596	486	110	22.63	1,202	1,063	139	13.08
Total other expense	$3,778	$3,360	$418	12.44%	$7,348	$6,785	$563	8.30%

For the three months ended March 31, 2017, total other expense increased $418,000, or 12.4 percent, from the comparable three months ended March 31, 2016. For the six months ended March 31, 2017, total other expense increased $563,000, or 8.3 percent, from the comparable six months ended March 31, 2016.

Salaries and employee benefits expense for the three month ended March 31, 2017 increased $282,000, or 18.5 percent, compared to the three month ended March 31, 2016. For the six months ended March 31, 2017, salaries and employee benefits expense increased $495,000, or 16.4 percent, compared to the six months ended March 31, 2016. Increases for the three and six month-period ended March 31, 2017, primarily reflected an increase in our workforce with the growth of the organization and new private banking locations. Full-time equivalent staffing levels were 81 at March 31, 2017 and 76 at March 31, 2016.

Occupancy expense for the three month ended March 31, 2017 increased $58,000 compared to the three month ended March 31, 2016. The increase for the three month ended March 31, 2017 compared to the same period in fiscal 2016, was primarily due to an increase in rent expense of $30,000, a $9,000 increase in utility expenses and a $33,000 increase in depreciation expense. These increases were off by a decrease of $17,000 in building and equipment maintenance expense. For the six months ended March 31, 2016, occupancy expense increased $129,000 over the six months ended March 31, 2016. The increase in the occupancy expense is due primarily to expansion of the Company over last year as well continued growth during fiscal 2017.

Federal deposit insurance premium for the three months ended March 31, 2017 decreased $141,000, or 60.8 percent, compared to the three months ended March 31, 2016. For the six months ended March 31, 2017, federal deposit insurance premium decreased $337,000, or 78.1 percent, over the six months ended March 31, 2016. The decrease in the federal deposit insurance premium is due to the new regulatory calculation.

Advertising for the three months ended March 31, 2017 increased $48,000, or 192.0 percent, compared to the three months ended March 31, 2016. For the six months ended March 31, 2017, advertising increased $69,000, or 125.5 percent, over the six months ended March 31, 2016.

Data processing expense for the three months ended March 31, 2017 increased $31,000, or 11.5 percent, compared to the three months ended March 31, 2016. For the six months ended March 31, 2017, data processing expense increased $36,000, or 6.4 percent, over the six months ended March 31, 2016.

Professional fee expense for the three months ended March 31, 2017 increased $38,000, or 10.5 percent, compared to the three months ended March 31, 2016. For the six months ended March 31, 2017, professional fee expense increased $39,000, or 5.1 percent, compared to the six months ended March 31, 2016.

Other operating expense for the three months ended March 31, 2017 increased $110,000 compared to the same quarter of fiscal 2016.  The increase was primarily due to a $103,000 increase in other operating expense related to a credit of $105,000 in reimbursement for an insurance claim in fiscal 2016. Other increases in other operating expense were primarily a $12,000 increase associated with annual credit review such as appraisals and searches and a $7,000 increase in expenses related to education, subscriptions and dues. The increases were partially offset by a $23,000 increase related to office supplies, telephone expense and postage expense. For the six months ended March 31, 2017, other operating expense increased $139,000, or 13.1 percent, compared to the six months ended March 31, 2016.

 The Company’s efficiency ratio, a non-GAAP financial measure, was 57.4 percent for the second quarter of fiscal 2017 on an annualized based, compared to 66.2 percent in the second quarter of fiscal 2016. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.4 percent for the six months ended March 31, 2017 on an annualized based, compared to 68.7 percent in the six months ended March 31, 2016. The decrease in the efficiency ratio reflects an increase in other expense, excluding non-core items, as well as an increase in total income.

The “efficiency ratio” is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis plus other income, excluding net securities gains, calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Other expense	$3,778	$3,360	$7,348	$6,785
Less: Non-core items(1)	29	44	58	111
Other expense, excluding non-core items	$3,749	$3,316	$7,290	$6,674

Net interest income (tax equivalent basis)	$6,043	$4,566	$11,335	$8,846
Other income, excluding net investment securities gains	484	440	937	867
Total	$6,527	$5,006	$12,272	$9,713

Efficiency ratio	57.4%	66.2%	59.4	68.7%

1)	Included in non-core items are costs which include expenses related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, severance costs, and external payroll development costs related to such restructuring initiatives. The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluated comparative results.

The Company’s efficiency ratio, calculated on a GAAP basis without excluding net investment securities gains and without deducting non-core items from other expense, follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Efficiency ratio on a GAAP Basis	57.8	67.2%	60.1	69.5%

 Provision for Income Taxes

 For the three and six months ended March 31, 2017, the Company recorded $349,000 and $641,000, respectively, in tax expense compared to no income tax expense for the three and six months ended March 31, 2016. The effective tax rates for the three and six months ended March 31, 2017 was 19.9 percent and zero percent for both the three and six months ended March 31, 2016.

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

At March 31, 2017, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 0.56:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2017, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At March 31, 2017, the Company had $65.8 million in cash and cash equivalent compared to $96.8 million at September 30, 2016. In addition, our available for sale investment securities amounted to $61.7 million at March 31, 2017 and $66.4 million at September 30, 2016.

Deposits

Total deposits increased to $704.3 million at March 31, 2017 from $602.0million at September 30, 2016. Deposit growth in both periods is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $567.5 million at September 30, 2016 to $659.0 million at March 31, 2017, an increase of $91.5 million or 16.1 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $82.2 million to a total of $482.5 million at March 31, 2017 as compared to $400.4 million at September 30, 2016. Time deposits $100,000 and over increased $9.3 million as compared to September 30, 2016. Time deposits $100,000 and over represented 25.1 percent of total deposits at March 31, 2017 compared to 27.8 percent at September 30, 2016.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $443.4 million at March 31, 2017 increased by $91.6 million, or 26.1 percent, from September 30, 2016. Total demand deposits, savings and money market accounts were 63.0 percent of total deposits at March 31, 2017 and 58.4 percent at September 30, 2016. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $18.4 million, or 6.3 percent, from $272.0 million at September 30, 2016 to $290.3 million at March 31, 2017 and represented 41.2 percent of total deposits at March 31, 2017 as compared with 45.2 percent at September 30, 2016.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the six-month period of fiscal 2017.

The following table depicts the Company’s core deposit mix at March 31, 2017 and September 30, 2016 based on the Company’s alternative calculation:

	March 31, 2017		September 30, 2016		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(Dollars in thousands)
Non interest-bearing demand	$45,303	15.6%	$34,547	12.7%	$10,756
Interest-bearing demand	102,525	35.3	95,041	35.0	7,484
Savings	43,913	15.1	44,714	16.4	(801)
Money market deposits under $100,000	14,181	4.9	14,543	5.3	(362)
Certificates of deposits under $100,000	84,417	29.1	83,110	30.6	1,307
Total core deposits	$290,339	100.0%	$271,955	100.0%	$18,384

Total deposits	$704,272		$602,046		$102,226
Core deposits to total deposits		41.2%		45.2%

Borrowings

 Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of March 31, 2017 and September 30, 2016, the Company’s outstanding balance of FHLB advances totaled $118.0 million. Of these advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At March 31, 2017, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days.

Subordinated Debt

On February 7, 2017 the Company completed a private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "Notes") to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of February 15, 2027, and bear interest at a fixed rate of 6.125% per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. Subordinated debt totaled $25.0 million at March 31, 2017 and zero at September 30, 2016.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of March 31, 2017.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations(1)	$35,071	$20,580	$56,172	$—	$111,823
Certificates of deposit(1)	178,225	49,659	21,668	15,069	264,621
Operating lease obligations	468	930	981	1,926	4,305
Total contractual obligations	$213,764	$71,169	$78,821	$16,995	$380,749

(1) Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the six months ended March 31, 2017, cash and cash equivalents decreased by $31.0 million over the balance at September 30, 2016. Net cash of $2.7 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $2.6 million was adjusted principally by amortization of premiums and accretion of discounts on investment securities net of $480,000, an increase in other assets of $513,000 and a decrease in other liabilities of $1.3 million. Net cash used by investing activities amounted to approximately $172.5 million, primarily reflecting a net increase in loans of $179.3 million. Net cash of $138.8 million was provided by financing activities, primarily from the increase in deposits of $102.2 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $97.5 million, or 10.1 percent of total assets, at March 31, 2017, compared to $94.6 million or 11.5 percent of total assets at September 30, 2016. Book value per common share was $14.83 at March 31, 2017, compared to $14.42 at September 30, 2016.

	March 31,	September 30,
	2017	2016
	(in thousands, except for share data)
Shareholders’ equity	$97,464	$94,591

Book value per common share	$14.83	$14.42

Capital

At March 31, 2017, the Bank’s common equity tier 1 ratio was 14.53 percent, tier 1 leverage ratio was 12.35 percent, tier 1 risk-based capital ratio was 14.53 percent and the total risk-based capital ratio was 15.46 percent. At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.24 percent, tier 1 leverage ratio was 10.79 percent, tier 1 risk-based capital ratio was 14.24 percent and the total risk-based capital ratio was 15.16 percent. At March 31, 2017, the Bank was in compliance with all applicable regulatory capital requirements.

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

MALVERN BANCORP, INC.

May 10, 2017	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

May 10, 2017	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer

-65-