Form 10-Q
period 2017-06-30
MALVERN BANCORP, INC.
filed 2017-08-09
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,572,684 shares
(Title of Class)	(Outstanding as of August 7, 2017)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017, or for any other interim period. The Malvern Bancorp, Inc. 2016 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2017	September 30, 2016
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,622	$1,297
Interest bearing deposits in depository institutions	111,805	95,465
Cash and Cash Equivalents	113,427	96,762
Investment securities available for sale, at fair value	16,811	66,387
Investment securities held to maturity, at cost (fair value of $35,625 and $40,817, respectively)	36,027	40,551
Restricted stock, at cost	5,458	5,424
Loans receivable, net of allowance for loan losses of $7,917 and $5,434, respectively	800,337	574,160
Accrued interest receivable	2,837	2,558
Property and equipment, net	7,182	6,637
Deferred income taxes, net	7,912	8,827
Bank-owned life insurance	18,798	18,418
Other assets	2,119	1,548
Total Assets	$1,010,908	$821,272

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$50,097	$34,547
Deposits-interest-bearing	709,582	567,499
Total Deposits	759,679	602,046
FHLB advances	118,000	118,000
Subordinated debt	24,263	—
Advances from borrowers for taxes and insurance	3,546	1,659
Accrued interest payable	1,060	427
Other liabilities	4,697	4,549
Total Liabilities	911,245	726,681

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, issued and outstanding: 6,572,684 shares at June 30, 2017 and 6,560,403 shares at September 30, 2016	66	66
Additional paid-in-capital	60,670	60,461
Retained earnings	40,414	35,756
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,520)	(1,629)
Accumulated other comprehensive income (loss)	33	(63)
Total Shareholders’ Equity	99,663	94,591
Total Liabilities and Shareholders’ Equity	$1,010,908	$821,272

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except for per share data)	2017	2016	2017	2016

Interest and Dividend Income
Loans, including fees	$8,246	$5,560	$21,926	$15,226
Investment securities, taxable	422	643	1,364	2,313
Investment securities, tax-exempt	100	192	422	577
Dividends, restricted stock	64	65	192	182
Interest-bearing cash accounts	141	70	349	129
Total Interest and Dividend Income	8,973	6,530	24,253	18,427
Interest Expense
Deposits	1,645	1,180	4,393	3,305
Short-term borrowings	1	—	12	—
Long-term borrowings	545	570	1,615	1,631
Subordinated debt	383	—	604	—
Total Interest Expense	2,574	1,750	6,624	4,936
Net interest income	6,399	4,780	17,629	13,491
Provision for Loan Losses	645	472	2,302	847
Net Interest Income after Provision for Loan Losses	5,754	4,308	15,327	12,644
Other Income
Service charges and other fees	233	227	730	665
Rental income-other	51	55	161	155
Gain on sale of investments, net	374	229	432	421
Gain on sale of loans, net	31	20	106	90
Earnings on bank-owned life insurance	125	128	380	387
Total Other Income	814	659	1,809	1,718
Other Expense
Salaries and employee benefits	1,873	1,600	5,389	4,621
Occupancy expense	533	469	1,541	1,348
Federal deposit insurance premium	78	40	173	472
Advertising	67	26	191	81
Data processing	308	278	911	845
Professional fees	621	415	1,421	1,176
Other operating expenses	506	550	1,708	1,620
Total Other Expense	3,986	3,378	11,334	10,163
Income before income tax expense	2,582	1,589	5,802	4,199
Income tax expense	503	—	1,144	—
Net Income	$2,079	$1,589	$4,658	$4,199

Earnings Per Common Share:
Basic	$0.32	$0.25	$0.72	$0.66
Diluted	$0.32	$0.25	$0.72	$0.66
Weighted Average Common Shares Outstanding:
Basic	6,443,515	6,411,766	6,427,978	6,407,403
Diluted	6,445,288	6,411,804	6,428,426	6,407,433

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Net Income	$2,079	$1,589	$4,658	$4,199
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	446	972	(299)	2,111
Tax effect	(152)	(330)	102	(718)
Net of tax amount	294	642	(197)	1,393
Reclassification adjustment for net gains arising during the period(1)	(374)	(229)	(432)	(421)
Tax effect	127	78	147	143
Net of tax amount	(247)	(151)	(285)	(278)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	2	3	7	7
Tax effect	(1)	(1)	(2)	(2)
Net of tax amount	1	2	5	5
Fair value adjustments on derivatives	(151)	(278)	868	(527)
Tax effect	51	94	(295)	285
Net of tax amount	(100)	(184)	573	(242)
Total other comprehensive (loss) income	(52)	309	96	878
Total comprehensive income	$2,027	$1,898	$4,754	$5,077

(1) Amounts are included in gain on sale of investments, net on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share data)
Balance, October 1, 2015	$66	$60,365	$23,814	$(1,775)	$(1,079)	$81,391
Net Income	—	—	4,199	—	—	4,199
Other comprehensive income	—	—	—	—	878	878
Committed to be released ESOP shares (10,800 shares)	—	72	—	110	—	182
Balance, June 30, 2016	$66	$60,437	$28,013	$(1,665)	$(201)	$86,650

Balance, October 1, 2016	$66	$60,461	$35,756	$(1,629)	$(63)	$94,591
Net Income	—	—	4,658	—	—	4,658
Other comprehensive income	—	—	—	—	96	96
Committed to be released ESOP shares (10,800 shares)	—	115	—	109	—	224
Stock based compensation	—	94	—	—	—	94
Balance, June 30, 2017	$66	$60,670	$40,414	$(1,520)	$33	$99,663

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$4,658	$4,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	544	478
Provision for loan losses	2,302	847
Deferred income taxes expense	866	985
ESOP expense	224	182
Stock based compensation	94	—
Amortization of premiums and discounts on investment securities, net	711	967
(Accretions) amortization of loan origination fees and costs	(807)	930
Amortization of mortgage service rights	47	52
Net gain on sale of investment securities available-for-sale	(432)	(421)
Net gain on sale of secondary market loans	(106)	(90)
Proceeds on sale of secondary market loans	6,755	4,116
Originations of secondary market loans	(6,649)	(4,026)
Gain on sale of other real estate owned	—	(45)
Write down of other real estate owned	—	20
Earnings on bank-owned life insurance	(380)	(387)
Increase in accrued interest receivable	(279)	(230)
Increase in accrued interest payable	633	40
Increase (decrease) in other liabilities	148	(334)
Increase in other assets	(17)	(567)
Increase in income tax receivable	(179)	—
Net Cash Provided by Operating Activities	8,133	6,716
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(250)	(2,115)
Sales	48,860	50,469
Maturities, calls and principal repayments	608	790
Investment securities held-to-maturity:
Maturities, calls and principal repayments	4,326	11,193
(Loan originations) and principal collections, net	(227,672)	(164,745)
Proceeds from sale of other real estate owned	—	493
Proceeds from death benefit of bank-owned life insurance	—	1,049
Net increase in restricted stock	(34)	(783)
Purchases of property and equipment	(1,089)	(597)
Net Cash Used in Investing Activities	(175,251)	(104,246)
Cash Flows from Financing Activities
Net increase in deposits	157,633	113,521
Proceeds from long-term borrowings	105,000	86,000
Repayment of long-term borrowings	(105,000)	(66,000)
Increase in advances from borrowers for taxes and insurance	1,887	2,129
Proceeds from issuance of subordinate debt	24,263	—
Net Cash Provided by Financing Activities	183,783	135,650
Net Increase in Cash and Cash Equivalents	16,665	38,120
Cash and Cash Equivalent – Beginning	96,762	40,263
Cash and Cash Equivalent – Ending	$113,427	$78,383
Supplementary Cash Flows Information
Interest paid	$5,991	$4,896
Non-cash transfer of loans to loans held for sale	$—	$304

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

Note 2 – Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires that the service cost component of net benefit costs of pension and postretirement benefit plans be reported in the same line item as other compensation costs in the Consolidated Statements of Income. The other components of net benefit cost will be required to be presented in a separate line item. The guidance also specifies that only the service cost component will be eligible for capitalization. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but is not expected to have a material impact.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Recent Accounting Pronouncements – (continued)

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. The ASU requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017, with early adoption permitted as of the first interim period presented in a year. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

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

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. During the nine months ended June 30, 2017, the Company granted stock options to purchase 7,000 shares of common stock and 12,522 restricted shares, which are considered CSEs. For the three months ended June 30, 2017, options to purchase 7,000 shares of common stock were anti-dilutive. For the nine months ended June 30, 2017, options to purchase 7,000 shares of common stock and 9,359 restricted shares were anti-dilutive. During the nine months ended June 30, 2016, the Company granted stock options to purchase 5,000 shares of common stock and 2,240 restricted shares.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share – (continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except for share data)	2017	2016	2017	2016

Net Income	$2,079	$1,589	$4,658	$4,199

Weighted average shares outstanding	6,578,062	6,560,713	6,566,138	6,559,961
Average unearned ESOP shares	(134,547)	(148,947)	(138,160)	(152,558)
Basic weighted average shares outstanding	6,443,515	6,411,766	6,427,978	6,407,403

Plus: effect of dilutive options and restricted shares	1,773	38	448	30
Diluted weighted average common shares outstanding	6,445,288	6,411,804	6,428,426	6,407,433

Earnings per share:
Basic	$0.32	$0.25	$0.72	$0.66
Diluted	$0.32	$0.25	$0.72	$0.66

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and nine months ended June 30, 2017 and 2016, there were 3,600 and 10,800 shares, respectively, committed to be released. At June 30, 2017, there were 132,765 unallocated shares and 126,453 allocated shares held by the ESOP which had an aggregate fair value of approximately $3.2 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at June 30, 2017 and at September 30, 2016. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at June 30, 2017 and September 30, 2016.

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$9,205	$65	$(5)	$9,265
Single issuer trust preferred security	1,000	—	(61)	939
Corporate debt securities	6,633	—	(276)	6,357
Mutual fund	250	—	—	250
Total	17,088	65	(342)	16,811
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(6)	$1,993
State and municipal obligations	9,638	88	(9)	9,717
Corporate debt securities	3,842	—	(4)	3,838
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	20,548	1	(472)	20,077
Total	$36,027	$89	$(491)	$35,625

Total investment securities	$53,115	$154	$(833)	$52,436

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$24,751	$557	$(1)	$25,307
Single issuer trust preferred security	1,000	—	(122)	878
Corporate debt securities	40,189	347	(334)	40,202
Total	65,940	904	(457)	66,387
Investment Securities Held-to-Maturity:
U.S. government agencies	$2,999	$16	$—	$3,015
State and municipal obligations	9,826	167	(1)	9,992
Corporate debt securities	3,916	77	—	3,993
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	23,810	102	(95)	23,817
Total	$40,551	$362	$(96)	$40,817

Total investment securities	$106,491	$1,266	$(553)	$107,204

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

For the nine months ended June 30, 2017, proceeds of available-for-sale investment securities sold amounted to approximately $48.9 million. Gross realized gains on investment securities sold amounted to approximately $432,000 for the period. For the nine months ended June 30, 2016, proceeds of investment securities sold amounted to approximately $50.5 million. Gross realized gains on investment securities sold amounted to approximately $451,000, while gross realized losses amounted to approximately $30,000 for the period.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2017 and September 30, 2016:

	June 30, 2017
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$1,014	$(5)	$—	$—	$1,014	$(5)
Single issuer trust preferred security	—	—	939	(61)	939	(61)
Corporate debt securities	3,078	(55)	3,279	(221)	6,357	(276)
Total	$4,092	$(60)	$4,218	$(282)	$8,310	$(342)
Investment Securities Held-to-Maturity:
U.S. government agencies	1,993	(6)	—	—	1,993	(6)
State and municipal obligations	2,847	(9)	—	—	2,847	(9)
Corporate debt securities	3,838	(4)	—	—	3,838	(4)
Mortgage-backed securities:
CMO, fixed-rate	12,953	(229)	6,940	(243)	19,893	(472)
Total	21,631	(248)	6,940	(243)	28,571	(491)
Total investment securities	$25,723	$(308)	$11,158	$(525)	$36,881	$(833)

	September 30, 2016
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$501	$(1)	$—	$—	$501	$(1)
Single issuer trust preferred security	—	—	878	(122)	878	(122)
Corporate debt securities	984	(9)	10,614	(325)	11,598	(334)
Total	$1,485	$(10)	$11,492	$(447)	$12,977	$(457)
Investment Securities Held-to-Maturity:
State and municipal obligations	1,193	(1)	—	—	1,193	(1)
Mortgage-backed securities:
CMO, fixed-rate	4,342	(17)	6,283	(78)	10,625	(95)
Total	5,535	(18)	6,283	(78)	11,818	(96)
Total investment securities	$7,020	$(28)	$17,775	$(525)	$24,795	$(553)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (continued)

As of June 30, 2017, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2017, the Company held two U.S. government agency securities, four municipal bonds, four corporate securities, 36 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2017 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $493,000 and $552,000 at June 30, 2017 and September 30, 2016, respectively, were pledged to secure public deposits.

 The following table presents information for investment securities at June 30, 2017, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	2,836	2,841
Due after five years through ten years	10,593	10,343
Due after ten years	3,659	3,627
Total	$17,088	$16,811
Investment Securities Held-to-Maturity:
Due after one year through five years	$1,999	$1,992
Due after five years through ten years	5,861	5,918
Due after ten years	28,167	27,715
Total	$36,027	$35,625

Total investment securities	$53,115	$52,436

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	June 30,	September 30,
	2017	2016
	(in thousands)
Residential mortgage	$190,788	$209,186
Construction and Development:
Residential and commercial	36,530	18,579
Land	18,325	10,013
Total Construction and Development	54,855	28,592
Commercial:
Commercial real estate	424,732	231,439
Farmland	1,734	—
Multi-family	21,547	19,515
Other	71,248	38,779
Total Commercial	519,261	289,733
Consumer:
Home equity lines of credit	17,602	19,757
Second mortgages	23,658	29,204
Other	1,403	1,914
Total Consumer	42,663	50,875
Total loans	807,567	578,386
Deferred loan fees and cost, net	687	1,208
Allowance for loan losses	(7,917)	(5,434)
Total loans receivable, net	$800,337	$574,160

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2017 and September 30, 2016.  Activity in the allowance is presented for the three and nine months ended June 30, 2017 and 2016 and the year ended September 30, 2016, respectively.

	Three Months Ended June 30, 2017
		Construction and Development			Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(in thousands)
Allowance for loan losses:
Beginning balance	$1,042	$1,343	$128	$2,479	$—	$67	$369	$107	$415	$20	$1,211	$7,181
Charge-offs	—	—	—	—	—	—	—	—	(64)	—	—	(64)
Recoveries	2	—	—	9	—	—	2	15	123	4	—	155
Provision (Credit)	(24)	(660)	18	218	10	45	35	(25)	(98)	(7)	1,133	645
Ending Balance	$1,020	$683	$146	$2,706	$10	$112	$406	$97	$376	$17	$2,344	$7,917

	Three Months Ended June 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,399	$74	$106	$1,529	$151	$193	$133	$580	$29	$743	$4,937
Charge-offs	—	(91)	—	—	—	—	—	—	(11)	—	(102)
Recoveries	(23)	39	—	—	—	—	1	15	4	—	36
Provision (Credit)	(150)	236	16	266	(13)	(37)	(9)	(72)	10	225	472
Ending Balance	$1,226	$258	$122	$1,795	$138	$156	$125	$523	$32	$968	$5,343

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Nine Months Ended June 30, 2017
		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$—	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	—	(185)	(5)	—	(190)
Recoveries	2	90	—	39	—	—	8	17	205	10	—	371
Provisions	(183)	394	49	793	10	3	240	(36)	(111)	(22)	1,165	2,302
Ending Balance	$1,020	$683	$146	$2,706	$10	$112	$406	$97	$376	$17	$2,344	$7,917
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$112	$—	$70	$—	$—	$182
Ending balance: collectively evaluated for impairment	$1,020	$683	$146	$2,706	$10	$112	$294	$97	$306	$17	$2,344	$7,735

Loans receivable:
Ending balance	$190,788	$36,530	$18,325	$424,732	$1,734	$21,547	$71,248	$17,602	$23,658	$1,403		$807,567
Ending balance: individually evaluated for impairment	$2,089	$97	$—	$744	$—	$—	$246	$10	$219	$—		$3,405
Ending balance: collectively evaluated for impairment	$188,699	$36,433	$18,325	$423,988	$1,734	$21,547	$71,002	$17,592	$23,439	$1,403		$804,162

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Nine Months Ended June 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	—	(99)	—	—	—	(255)	(54)	—	(508)
Recoveries	17	243	—	3	—	2	1	59	12	—	337
Provisions	(268)	76	87	656	34	46	(15)	(42)	50	223	847
Ending Balance	$1,226	$258	$122	$1,795	$138	$156	$125	$523	$32	$968	$5,343
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$24	$—	$—	$24
Ending balance: collectively evaluated for impairment	$1,226	$258	$122	$1,795	$138	$156	$125	$499	$32	$968	$5,319

Loans receivable:
Ending balance	$210,621	$14,050	$9,904	$211,516	$20,102	$37,091	$21,035	$31,752	$2,088		$558,159
Ending balance: individually evaluated for impairment	$787	$109	$—	$1,850	$—	$—	$20	$232	$—		$2,998
Ending balance: collectively evaluated for impairment	$209,834	$13,941	$9,904	$209,666	$20,102	$37,091	$21,015	$31,520	$2,088		$555,161

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Year Ended September 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	—	(99)	—	—	—	(291)	(70)	—	(560)
Recoveries	17	243	—	3	—	3	1	100	13	—	380
Provisions	(293)	17	62	735	5	47	(24)	(103)	67	434	947
Ending Balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$23	$—	$—	$23
Ending balance: collectively evaluated for impairment	$1,201	$199	$97	$1,874	$109	$158	$116	$444	$34	$1,179	$5,411

Loans receivable:
Ending balance	$209,186	$18,579	$10,013	$231,439	$19,515	$38,779	$19,757	$29,204	$1,914		$578,386
Ending balance: individually evaluated for impairment	$1,159	$109	$—	$2,039	$—	$—	$74	$277	$—		$3,658
Ending balance: collectively evaluated for impairment	$208,027	$18,470	$10,013	$229,400	$19,515	$38,779	$19,683	$28,927	$1,914		$574,728

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2017 and September 30, 2016.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
June 30, 2017:
Residential mortgage	$—	$—	$2,089	$2,089	$2,222
Construction and Development:
Residential and commercial	—	—	97	97	97
Commercial:
Commercial real estate	—	—	744	744	754
Other	246	112	—	246	246
Consumer:
Home equity lines of credit	—	—	10	10	11
Second mortgages	112	70	107	219	247
Total impaired loans	$358	$182	$3,047	$3,405	$3,577
September 30, 2016:
Residential mortgage	$—	$—	$1,159	$1,159	$1,225
Construction and Development:
Residential and commercial	—	—	109	109	109
Commercial:
Commercial real estate	—	—	2,039	2,039	2,039
Consumer:
Home equity lines of credit	—	—	74	74	90
Second mortgages	31	23	246	277	451
Total impaired loans	$31	$23	$3,627	$3,658	$3,914

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three and nine months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017		Nine Months Ended June 30, 2017
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$2,099	$10	$2,091	$43
Construction and Development:
Residential and commercial	104	2	107	4
Commercial:
Commercial real estate	747	6	1,038	14
Other	248	2	111	2
Consumer:
Home equity lines of credit	10	—	47	—
Second mortgages	205	1	190	2
Total	$3,413	$21	$3,584	$65

	Three Months Ended June 30, 2016		Nine Months Ended June 30, 2016
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$712	$—	$641	$—
Construction and Development:
Residential and commercial	251	1	164	3
Commercial:
Commercial real estate	1,593	17	1,534	48
Consumer:
Home equity lines of credit	20	—	20	—
Second mortgages	222	—	204	—
Total	$2,798	$18	$2,563	$51

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2017 and September 30, 2016.

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$188,265	$116	$2,407	$—	$190,788
Construction and Development:
Residential and commercial	36,433	—	97	—	36,530
Land	12,537	—	5,788	—	18,325
Commercial:
Commercial real estate	417,197	5,361	2,174	—	424,732
Farmland	1,734	—	—	—	1,734
Multi-family	21,179	368	—	—	21,547
Other	70,346	—	902	—	71,248
Consumer:
Home equity lines of credit	17,492	—	110	—	17,602
Second mortgages	22,886	114	658	—	23,658
Other	1,396	7	—	—	1,403
Total	$789,465	$5,966	$12,136	$—	$807,567

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgage	$207,880	$122	$1,184	$—	$209,186
Construction and Development:
Residential and commercial	18,470	—	109	—	18,579
Land	10,013	—	—	—	10,013
Commercial:
Commercial real estate	221,742	4,990	4,707	—	231,439
Multi-family	19,303	212	—	—	19,515
Other	37,848	259	672	—	38,779
Consumer:
Home equity lines of credit	19,584	—	173	—	19,757
Second mortgages	27,843	119	1,242	—	29,204
Other	1,903	11	—	—	1,914
Total	$564,586	$5,713	$8,087	$—	$578,386

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	June 30,	September 30,
	2017	2016
	(in thousands)
Residential mortgage	$1,225	$1,072
Commercial:
Commercial real estate	184	193
Consumer:
Home equity lines of credit	10	74
Second mortgages	137	278
Total non-accrual loans	$1,556	$1,617

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $6,000 and $12,000 for the three months ended June 30, 2017 and 2016, respectively, and was $33,000 and $29,000 for the nine months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and September 30, 2016 there were approximately $321,000 and $696,000, respectively, of loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2017 and September 30, 2016.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
June 30, 2017:
Residential mortgage	$186,017	$2,968	$673	$1,130	$4,771	$190,788	$184
Construction and Development:
Residential and commercial	36,530	—	—	—	—	36,530	—
Land	18,325	—	—	—	—	18,325	—
Commercial:
Commercial real estate	424,181	551	—	—	551	424,732	—
Farmland	1,734	—	—	—	—	1,734	—
Multi-family	21,547	—	—	—	—	21,547	—
Other	71,248	—	—	—	—	71,248	—
Consumer:
Home equity lines of credit	17,359	132	111	—	243	17,602	—
Second mortgages	22,590	764	104	200	1,068	23,658	137
Other	1,402	—	1	—	1	1,403	—
Total	$800,933	$4,415	$889	$1,330	$6,634	$807,567	$321

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2016:
Residential mortgage	$204,816	$1,750	$1,345	$1,275	$4,370	$209,186	$509
Construction and Development:
Residential and commercial	18,579	—	—	—	—	18,579	—
Land	10,013	—	—	—	—	10,013	—
Commercial:
Commercial real estate	231,059	—	—	380	380	231,439	187
Multi-family	19,515	—	—	—	—	19,515	—
Other	38,433	346	—	—	346	38,779	—
Consumer:
Home equity lines of credit	19,513	170	43	31	244	19,757	—
Second mortgages	27,933	473	566	232	1,271	29,204	—
Other	1,913	1	—	—	1	1,914	—
Total	$571,774	$2,740	$1,954	$1,918	$6,612	$578,386	$696

Restructured loans deemed to be troubled debt restructurings (“TDRs”) are typically the result of extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

 The Company had eleven and seven loans classified as TDRs with an aggregate outstanding balance of $2.0 million and $2.2 million at June 30, 2017 and September 30, 2016, respectively. At June 30, 2017, these loans were also classified as impaired. Eight of the TDR loans continue to perform under the restructured terms through June 30, 2017 and we continued to accrue interest on such loan through such date. The decrease in TDRs at June 30, 2017 compared to September 30, 2016 was primarily due to two commercial loans, with an aggregate outstanding balance of approximately $1.3 million being paid off during the first nine months of fiscal 2017. The decrease was offset by two residential mortgage loans with an aggregate outstanding balance of $653,000 and one second mortgage loan with an outstanding balance of approximately $54,000 being classified as performing TDRs during the first nine months of fiscal 2017. In addition, one residential mortgage loan with an outstanding balance of $225,000, one commercial real estate loan with an outstanding balance of $184,000 and one second mortgage loan with an outstanding balance of approximately $23,000 were classified as non-performing TDRs during the first nine months of fiscal 2017. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

Problem loans may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. The Company had $579,000 and $141,000 of residential real estate properties in the process of foreclosure at June 30, 2017 and September 30, 2016, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table presents our TDR loans as of June 30, 2017 and September 30, 2016.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2017:
Residential mortgage	5	$1,117	1	$225
Construction and Development:
Residential and commercial	1	97	—	—
Commercial:
Commercial real estate	3	744	1	184
Consumer:
Second mortgages	2	77	1	23
Total	11	$2,035	3	$432
At September 30, 2016:
Residential mortgage	2	$224	1	$139
Construction and Development:
Residential and commercial	1	109	—	—
Commercial:
Commercial real estate	4	1,845	—	—
Total	7	$2,178	1	$139

The following table reports the performing status all of TDR loans. The performing status is determined by the loans’ compliance with the modified terms.

	June 30, 2017		September 30, 2016
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$892	$225	$85	$139
Construction and Development:
Residential and commercial	97	—	109	—
Commercial:
Commercial real estate	560	184	1,845	—
Consumer:
Second mortgages	54	23	—	—
Total	$1,603	$432	$2,039	$139

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table shows the activity in loans which were first deemed to be TDRs during the three and nine months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,
	2017			2016
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Commercial:
Commercial real estate	—	$—	$—	1	$386	$386
Total	—	$—	$—	1	$386	$386

	For the Nine Months Ended June 30,
	2017			2016
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	3	$889	$889	—	$—	$—
Commercial:
Commercial real estate	1	193	193	1	386	386
Consumer:
Second mortgages	2	81	81	—	—	—
Total	6	$1,163	$1,163	1	$386	$386

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

As of June 30, 2017, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The subordinated debentures were structured to qualify as Tier 2 capital for regulatory purposes. The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2017 and September 30, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2017:

Tier 1 Leverage (to average assets)	$97,315	9.97%	$39,026	4.00%	$48,783	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	97,315	12.29%	35,646	4.50%	51,489	6.50%
Tier 1 Capital (to risk weighted assets)	97,315	12.29%	47,529	6.00%	63,371	8.00%
Total Capital (to risk weighted assets)	129,557	16.36%	63,371	8.00%	79,214	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$90,310	11.45%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	90,310	15.11%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	90,310	15.11%	35,859	6.00%	47,812	8.00%
Total Capital (to risk weighted assets)	95,806	16.03%	47,812	8.00%	59,765	10.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters – (continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2017 and September 30, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2017:

Tier 1 Leverage (to average assets)	$116,025	11.91%	$38,980	4.00%	$48,725	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	116,025	14.69%	35,532	4.50%	51,324	6.50%
Tier 1 Capital (to risk weighted assets)	116,025	14.69%	47,376	6.00%	63,168	8.00%
Total Capital (to risk weighted assets)	124,005	15.70%	63,168	8.00%	78,960	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$85,030	10.79%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	85,030	14.24%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	85,030	14.24%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	90,526	15.16%	47,779	8.00%	59,723	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At June 30, 2017, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended June 30, 2017 and 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities – (continued)

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $27,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2017 and September 30, 2016:

	June 30, 2017
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$23	Other liabilities	August 3, 2020
February 5, 2016	20,000	350	Other assets	February 1, 2021

	September 30, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$394	Other liabilities	August 3, 2020
February 5, 2016	20,000	148	Other liabilities	February 1, 2021

The tables below presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and nine months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(70)	$(25)	$—
February 5, 2016	(113)	(8)	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities – (continued)

	For the Nine Months Ended June 30, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$280	$(91)	$—
February 5, 2016	451	(47)	—

	For the Three Months Ended June 30, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(139)	$(44)	$—
February 5, 2016	(215)	(34)	—

	For the Nine Months Ended June 30, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(383)	$(148)	$—
February 5, 2016	(381)	(55)	—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At June 30, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero. At September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $586,000. At June 30, 2017 and September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of zero and $800,000, respectively, against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2017 or at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at June 30, 2017 or September 30, 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements – (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$9,265	$—	$9,265	$—
Single issuer trust preferred security	939	—	939	—
Corporate debt securities	6,357	—	6,357	—
Mutual fund	250	250	—	—
Total investment securities available-for-sale	16,811	250	16,561	—

Derivative instruments	$350	$—	$350	$—
Liabilities:
Derivative instruments	$23	$—	$23	$—

	September 30, 2016
	Total	Level 1	Level 2	Level 3
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements – (continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2017 and September 30, 2016:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$176	$—	$—	$176
Total	$176	$—	$—	$176

	June 30, 2017
	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$176	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$176

(1) At June 30, 2017, consisted of four loans with an aggregate balance of $358,000 and with $182,000 in specific loan loss allowance.
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements – (continued)

During the nine months ended June 30, 2017 and 12 months ended September 30, 2016, the Company did not have any additions to our mortgage servicing assets. During the nine months ended June 30, 2017 and 12 months ended September 30, 2016, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and September 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2017 and September 30, 2016 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The fair value of the Level 1 security was $250,000 as of June 30, 2017 and zero as of September 30, 2016.The Company had no Level 3 securities as of June 30, 2017 or September 30, 2016.

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

Short-Term Borrowings—Short-term borrowings that mature within six months and securities sold under agreements to repurchase have fair values which approximate carrying value.

Subordinated Debt—The fair value of subordinated debentures is estimated by discounting the estimated future cash flows, using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements  – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2017 and September 30, 2016 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2017:
Financial assets:
Cash and cash equivalents	$113,427	$113,427	$113,427	$—	$—
Investment securities available-for-sale	16,811	16,811	250	16,561	—
Investment securities held-to-maturity	36,027	35,625	—	35,625	—
Loans receivable, net (including impaired loans)	800,337	801,893	—	—	801,893
Accrued interest receivable	2,837	2,837	—	2,837	—
Restricted stock	5,458	5,458	—	5,458	—
Mortgage servicing rights (included in Other Assets)	282	279	—	279	—
Derivatives (included in Other Assets)	350	350	—	350	—
Financial liabilities:
Savings accounts	43,709	43,709	—	43,709	—
Checking and NOW accounts	155,536	155,536	—	155,536	—
Money market accounts	274,018	274,018	—	274,018	—
Certificates of deposit	286,416	288,367	—	288,367	—
FHLB advances	118,000	118,694	—	118,694	—
Subordinated debt	24,263	24,263	—	24,263	—
Derivatives (included in Other Liabilities)	23	23	—	23	—
Accrued interest payable	1,060	1,060	—	1,060	—
September 30, 2016:
Financial assets:
Cash and cash equivalents	$96,762	$96,762	$96,762	$—	$—
Investment securities available-for-sale	66,387	66,387	—	66,387	—
Investment securities held-to-maturity	40,551	40,817	—	40,817	—
Loans receivable, net (including impaired loans)	574,160	589,844	—	—	589,844
Accrued interest receivable	2,558	2,558	—	2,558	—
Restricted stock	5,424	5,424	—	5,424	—
Mortgage servicing rights (included in Other Assets)	328	308	—	308	—
Financial liabilities:
Savings accounts	44,714	44,714	—	44,714
Checking and NOW accounts	129,588	129,588	—	129,588	—
Money market accounts	177,486	177,486	—	177,486	—
Certificates of deposit	250,258	252,232	—	252,232	—
FHLB advances	118,000	119,946	—	119,946	—
Derivatives (included in Other Liabilities)	542	542	—	542	—
Accrued interest payable	427	427	—	427	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. For the three and nine months ended June 30, 2017, the Company recorded income tax expense of $503,000 and $1.1 million, respectively, compared to no income tax expense for the three and nine months ended June 30, 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30,	September 30,
	2017	2016
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(277)	$447
Tax effect	94	(152)
Net of tax amount	(183)	295

Fair value adjustments on derivatives	327	(542)
Tax effect	(111)	184
Net of tax amount	216	(358)

Total accumulated other comprehensive income (loss)	$33	$(63)

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net unrealized holding gains (losses) on available-for-sale securities	$446	$972	$(299)	$2,111

Net realized gains on securities available-for-sale	(374)	(229)	(432)	(421)

Accretion of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	2	3	7	7

Fair value adjustments on derivatives	(151)	(278)	868	(527)

Other comprehensive (loss) income before taxes	(77)	468	144	1,170
Tax effect	25	(159)	(48)	(292)
Total comprehensive (loss) income	$(52)	$309	$96	$878

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of June 30, 2017, there were 374,789 remaining shares available for future grants.

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

During the nine months ended June 30, 2017 and 2016, stock options covering a total of 7,000 and 5,000 shares of common stock, respectively, were granted. The compensation expense related to stock options for the three and nine months ended June 30, 2017 was $3,000 and $5,000, respectively.

During the nine months ended June 30, 2017 and 2016, a total of 12,522 and 2,200 restricted shares, respectively, were awarded. The compensation expense related to restricted stock awards for the three and nine months ended June 30, 2017 was $87,000 and $88,000, respectively.

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

Stock option activity as of June 30, 2017 and changes during the nine months ended June 30, 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of fiscal year	5,000	$16.02		$1,980
Granted	7,000	21.00		—
Exercised	—	—		—
Forfeited/cancelled/expired	(1,000)	16.02		4,780
Outstanding, at June 30, 2017	11,000	19.19	9.381	52,370
Vested and exercisable, end of the period	800	16.02	8.750	6,344
Vested and unvested exercisable, end of the period	800	16.02	8.750	6,344
Vested and expected to vest, at June 30, 2017	11,000	$19.19	9.381	$52,370

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Equity Based Incentive Compensation Plan  – (continued)

The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended at June 30, 2017:

	Shares	Weighted Average Fair Value
Nonvested at September 30, 2016	1,930	$17.40
Granted	12,522	20.79
Vested	(337)	21.15
Forfeited/cancelled/expired	(241)	17.40
Nonvested at June 30, 2017	13,874	$20.36

As of June 30, 2017, there was $202,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 9.52 years. As of June 30, 2017, there was $62,000 of total unrecognized compensation cost related to nonvested options to purchase 11,000 shares of common stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 9.38 years.

Note 13 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125% fixed-to-floating rate subordinated notes due 2027 (the “Notes”). The Notes have a stated maturity of February 15, 2027, are redeemable, in whole or in part, on or after February 15, 2022, and at any time upon the occurrences of certain events. The Notes bear interest at a fixed rate of 6.125% per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s net subordinated debt totaled $24.3 million (reported net of $737,000 in debt issuance costs) at June 30, 2017.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2017 and September 30, 2016. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at June 30, 2017 was appropriate under GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2017, the Company had $176,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Our net deferred tax asset amounted to $7.9 million and $8.8 million at June 30, 2017 and at September 30, 2016, respectively.

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

Earnings

Net income available to common shareholders for the three months ended June 30, 2017 amounted to $2.1 million, or $0.32 per fully diluted common share, an increase of $490,000, or 30.8 percent, as compared with net income of $1.6 million, or $0.25 per common share, for the quarter ended June 30, 2016. The annualized return on average assets was 0.85 percent for the three months ended June 30, 2017, compared to annualized return on average assets of 0.81 percent for three months ended June 30, 2016. The annualized return on average shareholders’ equity was 8.41 percent for the three-month period ended June 30, 2017, compared to 7.41 percent in annualized return on average shareholders’ equity for the three months ended June 30, 2016. Earnings per share for the quarter ended June 30, 2016 were favorably impacted by the tax position of the Company prior to the full recognition of the Bank’s deferred tax asset. On a fully taxable basis, net income for the quarter ended June 30, 2016 would have been $1.3 million, and earnings per share for the quarter ended June 30, 2016 would have been $0.20.

Net income available to common shareholders for the nine months ended June 30, 2017 amounted to $4.7 million, or $0.72 per fully diluted common share, an increase of $459,000, or 10.9 percent, as compared with net income of $4.2 million, or $0.66 per common share, for the nine months ended June 30, 2016. The annualized return on average assets was 0.68 percent for the nine months ended June 30, 2017, compared to annualized return on average assets of 0.76 percent for the nine months ended June 30, 2016. The annualized return on average shareholders’ equity was 6.41 percent for the nine-month period ended June 30, 2017, compared to 6.67 percent in annualized return on average shareholders’ equity for the nine months ended June 30, 2016. For the nine months ended June 30, 2016, earnings per share were favorably impacted by the tax position of the Company prior to the full recognition of the Bank’s deferred tax asset. On a fully taxable basis, net income for the nine months ended June 30, 2016 would have been $3.4 million, and earnings per share for the nine months ended June 30, 2016 would have been $0.52.

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

 Net Interest Income (tax-equivalent basis)

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2017	2016	Increase (Decrease)	Percent Change	2017	2016	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$8,248	$5,562	$2,686	48.29%	$21,932	$15,233	$6,699	43.98%
Investment securities	554	900	(346)	(38.44)	1,919	3,086	(1,167)	(37.82)
Dividends, restricted stock	64	65	(1)	(1.54)	192	182	10	5.49
Interest-bearing cash accounts	141	70	71	101.43	349	129	220	170.54
Total interest income	9,007	6,597	2,410	36.53	24,392	18,630	5,762	30.93
Interest expense:
Deposits	1,645	1,180	465	39.41	4,393	3,305	1,088	32.92
Short-term borrowings	1	—	1	100.00	12	—	12	100.00
Long-term borrowings	545	570	(25)	(4.39)	1,615	1,631	(16)	(0.98)
Subordinated debt	383	—	383	100.00	604	—	604	100.00
Total interest expense	2,574	1,750	824	47.09	6,624	4,936	1,688	34.20
Net interest income on a fully tax-equivalent basis	6,433	4,847	1,586	32.72	17,768	13,694	4,074	29.75
Tax-equivalent adjustment (1)	(34)	(67)	33	(49.25)	(139)	(203)	64	(31.53)
Net interest income, as reported under GAAP	$6,399	$4,780	$1,619	33.87%	$17,629	$13,491	$4,138	30.67%

(1) Computed using a federal income tax rate of 34 percent for the three and nine months ended June 30, 2017 and 2016.

Net interest income on a fully tax-equivalent basis increased $1.6 million, or 32.7 percent, to $6.4 million for the three months ended June 30, 2017 as compared to the same period in fiscal 2016. For the three months ended June 30, 2017, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis increased 16 basis points to 2.72 percent from 2.56 percent during the three months ended June 30, 2016. For the three months ended June 30, 2017, an increase in the average yield on interest-earning assets of 33 basis points offset in part with an increase of 19 basis points in the average cost of interest-bearing liabilities resulted in an increase in the Company’s net interest spread of 14 basis points for the period.

Net interest income on a fully tax-equivalent basis increased $4.1 million, or 29.8 percent, to $17.8 million for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. For the nine months ended June 30, 2017, the net interest margin on a fully tax-equivalent basis increased six basis points to 2.70 percent from 2.64 percent during the nine months ended June 30, 2016. For the nine months ended June 30, 2017, an increase in the average yield on interest-earning assets of 11 basis points was offset in part by an increase in the average cost of interest-bearing liabilities of eight basis points, resulting in an increase in the Company’s net interest spread of three basis points for the period.

For the three-month period ended June 30, 2017, total interest income on a tax-equivalent basis increased by $2.4 million, or 36.5 percent, to $9.0 million, compared to the same three-month period in fiscal 2016. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio. The average balance of the loan portfolio increased by $249.2 million, to $792.1 million, from an average of $543.0 million in the three months ended June 30, 2016, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 83.8 percent of average interest-earning assets during the third quarter of fiscal 2017 compared to 71.6 percent in the same quarter in fiscal 2016. The average balance of investment securities decreased during the quarter ended June 30, 2017 by $58.5 million, to $82.8 million, compared to the third quarter of fiscal 2016.

For the nine-month period ended June 30, 2017, interest income on a tax-equivalent basis increased by $5.8 million, or 30.9 percent, to $24.4 million, compared to the nine months ended June 30, 2016. This increase in interest income was due primarily to a volume increase in loans. The average balance of the loan portfolio increased by $221.1 million, to $706.3 million during the first nine months of fiscal 2017, from an average of $485.2 million in the nine months ended June 30, 2016, reflecting net increases in construction loans and commercial loans in the loan portfolio. Average loans represented approximately 80.6 percent of average interest-earning assets during the nine months ended June 30, 2017 compared to 70.3 percent in the nine months ended June 30, 2016. The average balance of investment securities decreased during the nine months ended June 30, 2017 by $64.8 million, to $96.6 million, compared to the nine months ended June 30, 2016. The decrease in investment securities is due to approximately $48.9 million in investment securities sold from the Company’s available-for-sale portfolio.

For the three months ended June 30, 2017, interest expense increased $824,000, or 47.1 percent, to $2.6 million, compared to the same three-month period in fiscal 2016. The average rate of total interest-bearing liabilities increased 19 basis points to 1.25 percent for the three months ended June 30, 2017, from 1.06 percent for the three months ended June 30, 2016. At the same time, the average balance of total interest-bearing liabilities increased by $166.9 million. This increase primarily reflects an increase in the average balance of deposits of $147.1 million and an increase in the average balance of subordinated debt of $25.0 million.  The increase in the average balance of deposits consisted primarily of a $100.5 million increase in the average balance of money market accounts, a $39.7 million increase in the average balance of certificates of deposit accounts and a $7.9 million increase in the average balance of other interest-bearing deposit accounts. For the three months ended June 30, 2017, the Company’s net interest spread on a tax-equivalent basis increased to 2.56 percent, from 2.42 percent for the three months ended June 30, 2016.

For the nine months ended June 30, 2017, interest expense increased $1.7 million, or 34.2 percent, to $6.6 million, compared to the same nine-month period in fiscal 2016. The average rate of total interest-bearing liabilities increased eight basis points to 1.15 percent for the nine months ended June 30, 2017, from 1.07 percent for the nine months ended June 30, 2016. At the same time, the average balance of total interest-bearing liabilities increased by $149.7 million. This increase primarily reflects an increase in the average balance of deposits of $129.2 million, an increase in the average balance of borrowings of $4.7 million, an increase in the average balance of other short-term borrowings of $3.3 million and an increase in the average balance of subordinated debt of $12.5 million.  The increase in the average balance of deposits consisted primarily of an $85.0 million increase in the average balance of money market accounts, a $33.0 million increase in the average balance of certificates of deposit accounts and a $12.4 million increase in the average balance of other interest-bearing deposit accounts. For the nine months ended June 30, 2017, the Company’s net interest spread on a tax-equivalent basis increased to 2.56 percent, from 2.53 percent for the nine months ended June 30, 2016.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30, 2017 and 2016 Increase (Decrease) Due to Change in:			Nine Months Ended June 30, 2017 and 2016 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$2,553	$133	$2,686	$6,941	$(242)	$6,699
Investment securities	(373)	27	(346)	(1,239)	72	(1,167)
Interest-bearing cash accounts	(4)	75	71	98	122	220
Dividends, restricted stock	(1)	—	(1)	9	1	10
Total interest-earning assets	2,175	235	2,410	5,809	(47)	5,762
Interest-bearing liabilities:
Money market deposits	156	185	341	391	315	706
Savings deposits	—	—	—	(1)	6	5
Certificates of deposit	146	(38)	108	361	(61)	300
Other interest-bearing deposits	4	12	16	13	64	77
Total interest-bearing deposits	306	159	465	764	324	1,088
Short-term borrowings	—	1	1	—	12	12
Long-term borrowings	(25)	—	(25)	67	(83)	(16)
Subordinated debt	—	383	383	—	604	604
Total interest-bearing liabilities	281	543	824	831	857	1,688
Change in net interest income	$1,894	$(308)	$1,586	$4,978	$(904)	$4,074

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

	Three Months Ended June 30,
	2017			2016
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$792,139	$8,248	4.16%	$542,985	$5,562	4.10%
Investment securities	82,832	554	2.68	141,292	900	2.55
Interest-bearing cash accounts	64,638	141	0.87	68,362	70	0.41
Dividends, restricted stock	5,457	64	4.69	5,550	65	4.68
Total interest-earning assets	945,066	9,007	3.81	758,189	6,597	3.48
Non interest-earning assets:
Cash and due from banks	1,589			1,371
Bank-owned life insurance	18,751			18,231
Other assets	20,021			13,530
Allowance for loan losses	(7,456)			(5,132)
Total non interest-earning assets	32,905			28,000
Total assets	$977,971			$786,189
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$253,307	579	0.91%	$152,833	$238	0.62%
Savings deposits	43,950	9	0.08	44,877	9	0.08
Certificates of deposit	282,961	996	1.41	243,306	888	1.46
Other interest-bearing deposits	102,388	61	0.24	94,441	45	0.19
Total interest-bearing deposits	682,606	1,645	0.96	535,457	1,180	0.88
Short-term borrowings	220	1	1.82	—	—	—
Long-term borrowings	118,000	545	1.85	123,434	570	1.85
Subordinated debt	24,992	383	6.13	—	—	—
Total interest-bearing liabilities	825,818	2,574	1.25	658,891	1,750	1.06
Non interest-bearing liabilities:
Demand deposits	45,173			34,360
Other liabilities	8,094			7,172
Total non interest-bearing liabilities	53,267			41,532
Shareholders’ equity	98,886			85,766
Total liabilities and shareholders’ equity	$977,971			$786,189
Net interest income (tax equivalent basis)		6,433			4,847
Net interest spread			2.56%			2.42%
Net interest margin (tax equivalent basis)			2.72%			2.56%
Tax equivalent effect			0.01%			0.04%
Net interest margin on a GAAP basis			2.71%			2.52%
Tax-equivalent adjustment (2)		(34)			(67)
Net interest income		$6,399			$4,780

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended June 30, 2017 and 2016.

	Nine Months Ended June 30,
	2017			2016
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$706,261	21,932	4.14%	$485,204	$15,233	4.19%
Investment securities	96,587	1,919	2.65	161,379	3,086	2.55
Interest-bearing cash accounts	67,996	349	0.68	38,665	129	0.44
Dividends, restricted stock	5,427	192	4.72	5,155	182	4.71
Total interest-earning assets	876,271	24,392	3.71	690,403	18,630	3.60
Non interest-earning assets:
Cash and due from banks	1,505			20,393
Bank-owned life insurance	18,614			18,098
Other assets	19,968			14,583
Allowance for loan losses	(6,570)			(4,815)
Total non interest-earning assets	33,517			48,259
Total assets	$909,788			$738,662
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$221,195	1,332	0.80%	$136,149	$626	0.61%
Savings deposits	43,751	27	0.08	44,950	22	0.07
Certificates of deposit	267,681	2,867	1.43	234,715	2,567	1.46
Other interest-bearing deposits	100,397	167	0.22	88,013	90	0.14
Total interest-bearing deposits	633,024	4,393	0.93	503,827	3,305	0.87
Short-term borrowings	3,342	12	0.48	—	—	—
Long-term borrowings	118,000	1,615	1.82	113,341	1,631	1.92
Subordinated debt	12,452	604	6.47	—	—	—
Total interest-bearing liabilities	766,818	6,624	1.15	617,168	4,936	1.07
Non interest-bearing liabilities:
Demand deposits	38,640			30,598
Other liabilities	7,436			6,963
Total non interest-bearing liabilities	46,076			37,561
Shareholders’ equity	96,894			83,933
Total liabilities and shareholders’ equity	$909,788			$738,662
Net interest income (tax equivalent basis)		17,768			13,694
Net interest spread			2.56%			2.53%
Net interest margin (tax equivalent basis)			2.70%			2.64%
Tax equivalent effect			0.02%			0.03%
Net interest margin on a GAAP basis			2.68%			2.61%
Tax-equivalent adjustment (2)		(139)			(203)
Net interest income		$17,629			$13,491

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended June 30, 2017 and 2016.

Investment Portfolio

  At June 30, 2017, the principal components of the investment portfolio were U.S. Government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate securities, trust preferred security and equity securities. At June 30, 2017, the total investment portfolio amounted to $52.8 million, a decrease of $54.1 million from September 30, 2016.

During the nine months ended June 30, 2017, approximately $48.9 million in investment securities were sold from the Company’s available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund new loan volume.

 For the three months ended June 30, 2017, the average balance of our investment securities decreased $58.5 million to approximately $82.8 million, or 8.8 percent of average interest-earning assets, from $141.3 million on average, or 18.6 percent of average interest-earning assets, for the comparable period in fiscal 2016. For the nine months ended June 30, 2017, the average balance of our investment securities decreased $64.8 million to approximately $96.6 million, or 11.0 percent of average interest-earning assets, from $161.4 million on average, or 23.4 percent of average interest-earning assets, for the comparable period in fiscal 2016.

 During the three-month period ended June 30, 2017, the volume-related factors decreased investment revenue by approximately $373,000, while rate-related factors increased investment revenue by approximately $27,000 from the same period in fiscal 2016. The tax-equivalent yield on investments increased by 13 basis points to 2.68 percent for the three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016 at 2.55 percent. The yield on the portfolio increased in fiscal 2017 compared to fiscal 2016 due primarily to higher rates earned on taxable securities.

During the nine-month period ended June 30, 2017, the volume-related factors decreased investment revenue by approximately $1.2 million, while rate-related factors increased investment revenue by approximately $72,000 from the same period in fiscal 2016. The tax-equivalent yield on investments increased by 10 basis points to 2.65 percent for the nine-month period ended June 30, 2017 as compared to the nine-month period ended June 30, 2016 at 2.55 percent. The yield on the portfolio increased in fiscal 2017 compared to fiscal 2016 due primarily to higher rates earned on taxable securities.

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

At June 30, 2017, total gross loans amounted to $807.6 million, an increase of $229.2 million or 39.6 percent as compared to September 30, 2016. For the nine-month period ended June 30, 2017, an increase of $229.5 million in commercial loans and a $26.3 million increase in construction and development loans were partially offset by a $18.4 million decrease in residential mortgage loans and a $8.2 million reduction in consumer loans as compared to September 30, 2016. Total gross loans recorded in the nine months included $344.0 million of new loans and advances, which was partially offset by payoffs and principal payments of $114.8 million.

 At June 30, 2017, the Company had $111.6 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Company’s “Approved, Accepted but Unfunded” pipeline, which includes approximately $17.8 million in construction and $21.6 million in commercial real estate loans, $22.7 million in commercial term loans and lines of credit and $1.2 million in residential mortgage loans expected to fund over the next 90 days.

 Total average loan volume increased $249.2 million or 45.9 percent for the three months ended June 30, 2017, while the portfolio yield increased by six basis points compared to the same period in fiscal 2016. The increased total average loan volume was due in part to enhanced visibility in the Company’s markets coupled with the aggressive business development activities of its sales team, the opening of the location in Villanova, Pennsylvania, and the opening of the Private Banking/Loan Production headquarters in Morristown, New Jersey. The volume related factors during the period contributed increased revenue of $2.6 million, while the average rate related changes increased revenue by $133,000 with a net interest yield of 4.16 percent for the quarter ended June 30, 2017, compared to $543.0 million with a yield of 4.10 percent for the quarter ended June 30, 2016.

Total average loan volume increased $221.1 million or 45.6 percent for the nine months ended June 30, 2017, while the portfolio yield decreased by five basis points compared to the same period in fiscal 2016. The volume related factors during the period contributed increased revenue of $6.9 million, while the average rate related changes decreased revenue by $242,000. Total average loan volume increased to $706.3 million with a net interest yield of 4.14 percent for the nine month ended June 30, 2017, compared to $485.2 million with a yield of 4.19 percent for the nine months ended June 30, 2016.

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

At June 30, 2017, the allowance for loan losses amounted to approximately $7.9 million, or 0.98 percent of total loans, compared to $5.4 million, or 0.94 percent of total loans, at September 30, 2016. We recorded $645,000 in provision for loan losses during the quarter ended June 30, 2017 compared to $472,000 for the quarter ended June 30, 2016. For the nine months ended June 30, 2017 we recorded $2.3 million in provision for loan losses compared to $847,000 for the nine months ended June 30, 2016. Provision expense was higher during fiscal 2017 due to the increase in loan volume. The net recoveries were $91,000 and $181,000 for the three and nine months ended June 30, 2017 compared to $66,000 and $171,000 in net charge-offs for the three and nine months ended June 30, 2016.

 The level of the allowance for the respective periods of fiscal 2017 and fiscal 2016 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2017 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Average loans outstanding	706,261	485,204
Total gross loans at end of period	807,567	558,159

Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$5,434	$4,667

Charge-offs:
Residential mortgage	—	9
Construction and Development:
Residential and commercial	—	91
Commercial:
Commercial real estate	—	99
Consumer:
Second mortgages	185	255
Other	5	54
Total charge-offs	190	508
Recoveries:
Residential mortgage	2	17
Construction and Development:
Residential and commercial	90	243
Commercial:
Commercial real estate	39	3
Other	8	2
Consumer:
Home equity lines of credit	17	1
Second mortgages	205	59
Other	10	12
Total recoveries	371	337
Net (recoveries) charge-offs	(181)	171
Provisions for loan loss	2,302	847
Balance at end of period	$7,917	$5,343
Ratios:
Ratio of allowance for loan losses to non-performing loans	421.79%	515.24%
Ratio of net (recoveries) charge-offs to average loans outstanding in portfolio(1)	(0.03)%	0.05%
Ratio of net (recoveries) charge-offs to total allowance for loan losses(1)	(3.05)%	4.27%

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

	June 30, 2017	September 30, 2016
	(In thousands)
Non-accrual loans	$1,556	$1,617
Accruing loans past due 90 days or more	321	696
Total non-performing loans	1,877	2,313
Other real estate owned	—	—
Total non-performing assets	$1,877	$2,313

Troubled debt restructured loans — performing	$1,603	$2,039

Non-accrual loans were $1.6 million at June 30, 2017 and at September 30, 2016 and $1.0 million at June 30, 2016. Other real estate owned (“OREO”) was zero at June 30, 2017 and September 30, 2016, and $700,000 at June 30, 2016, respectively. Total performing troubled debt restructured loans were $1.6 million at June 30, 2017, $2.0 million at September 30, 2016 and $2.0 million at June 30, 2016, respectively. The decrease in performing troubled debt restructured loans at June 30, 2017 compared to September 30, 2016 was primarily due to two commercial loans, with an aggregate outstanding balance of approximately $1.3 million, being paid off during the first nine months of fiscal 2017. These decreases were offset by two residential mortgage loans with an aggregate outstanding balance of $653,000 and one second mortgage loan with an outstanding balance of approximately $54,000 being classified as a performing TDR during first nine months of fiscal 2017, as well as one residential mortgage loan with an outstanding balance of $154,000 at June 30, 2017 returned to accruing status.

At June 30, 2017, non-performing assets totaled $1.9 million, or 0.19 percent of total assets, as compared with $2.3 million, or 0.28 percent, at September 30, 2016 and $1.7 million, or 0.22 percent, at June 30, 2016. Non-performing assets decreased by $436,000 at June 30, 2017 from September 30, 2016. The decrease in accruing loans past due 90 days or more during the first nine months of fiscal 2017, was primarily attributable to eight single residential loans to one borrower with an outstanding balance of approximately $508,000 at September 30, 2016, being consolidated into one loan and deemed a performing TDR, as well as one commercial real estate loan with an outstanding balance of approximately $187,000 at September 30, 2016, returning to performing status, offset in part by the addition of one single residential loan totaling approximately $184,000 and three consumer loans totaling approximately $137,000. In addition, we had approximately $72,000 in charge-offs, four loans were paid off with a balance of approximately $183,000, payments of $50,000 were received, one residential loan with an outstanding balance of $139,000 returned to accruing status, offset in part by the addition of three single residential loans (totaling approximately $323,000) and two second mortgage loans (totaling approximately $46,000) into non-accrual status.

Overall credit quality in the Bank’s loan portfolio at June 30, 2017 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At June 30, 2017, special mention loans were $6.0 million compared to $5.7 million at September 30, 2016. The increase in special mention loans of approximately $253,000 was attributable to two commercial real estate loans previously designated as a substandard loan with an aggregate outstanding balance of $1.1 million, two commercial real estate loans previously designated as a pass loan with an aggregate outstanding balance of $454,000 and one commercial real estate loan with an outstanding balance of $469,000 being classified as a special mention loan during fiscal 2017. The increase was offset by one commercial real estate loan designated with an outstanding balance of $331,000 at September 30, 2016 being classified as a pass loan, two commercial real estate loans with an aggregate outstanding balance of $706,000 at September 30, 2016 being paid off and one commercial loan with an outstanding balance of $259,000 at September 30, 2016 being classified as a substandard loan during fiscal 2017.

Substandard loans were $12.1 million and $8.1 million, respectively, at June 30, 2017 and September 30, 2016, respectively. The increase of approximately $4.0 million from September 30, 2016 to June 30, 2017, was attributable to a construction loan previously designated as pass loan with an outstanding balance of $5.7 million, one single family residential loan previously designated as pass loan with an outstanding balance of $184,000, two second mortgage loans previously designated as pass loan with an outstanding balance of $137,000 and one commercial loan previously designated as a special mention loan with an outstanding balance of $246,000 being moved to substandard rating at June 30, 2017. Additionally, seven new loans with an aggregate balance of $462,000 at June 30, 2017, were classified as substandard loans. The increase was offset by eight loans with an aggregate balance of $1.5 million at fiscal 2016 that were paid-off, two loans with an aggregate balance of $72,000 at fiscal 2016 that were fully charged-off and two loans with an aggregate outstanding balance of $1.1 million at fiscal 2016 that were classified as a special mention loan during fiscal 2017. The loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At June 30, 2017, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

 The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2017	2016	Increase (Decrease)	Percent Change	2017	2016	Increase (Decrease)	Percent Change
Service charges and other fees	$233	$227	$6	2.64%	$730	$665	$65	9.77%
Rental income-other	51	55	(4)	(7.27)	161	155	6	3.87
Gain on sale of investments, net	374	229	145	63.32	432	421	11	2.61
Gain on sale of loans, net	31	20	11	55.00	106	90	16	17.78
Earnings on bank-owned life insurance	125	128	(3)	(2.34)	380	387	(7)	(1.81)
Total other income	$814	$659	$155	23.52%	$1,809	$1,718	$91	5.30%

For the three months ended June 30, 2017, total other income amounted to $814,000, compared to total other income of $659,000 for the three months ended June 30, 2016. The increase of $155,000 was primarily the result of a $145,000 increase in net gains on sales of investment securities, an increase of $11,000 in net gain on sale of loans and a $6,000 increase in service charges and other fees. The increase was partially offset in part by a decrease in rental income of $4,000 and a decrease of $3,000 in earnings on bank-owned insurance. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $440,000 for the three months ended June 30, 2017, compared to $430,000 for the three months ended June 30, 2016.

For the nine months ended June 30, 2017, total other income amounted to $1.8 million, compared to total other income of $1.7 million for the nine months ended June 30, 2016. The increase of $91,000 for the nine months ended June 30, 2017 was primarily as a result of a $65,000 increase in service charges and other fees, a $6,000 increase in rental income, an $11,000 increase in net gains on sales of investment securities and a $16,000 increase in net gain on sale of loans. The increase was partially offset by a $7,000 decrease in earnings on bank-owned insurance. Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of $1.4 million for the nine months ended June 30, 2017 compared to $1.3 million for the comparable period in fiscal 2016, an increase of $80,000, or 6.2 percent.

Other Expense

 The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2017	2016	Increase (Decrease)	Percent Change	2017	2016	Increase (Decrease)	Percent Change
Salaries and employee benefits	$1,873	$1,600	$273	17.06%	$5,389	$4,621	$768	16.62%
Occupancy expense	533	469	64	13.65	1,541	1,348	193	14.32
Federal deposit insurance premium	78	40	38	95.00	173	472	(299)	(63.35)
Advertising	67	26	41	157.69	191	81	110	135.80
Data processing	308	278	30	10.79	911	845	66	7.81
Professional fees	621	415	206	49.64	1,421	1,176	245	20.83
Other operating expense	506	550	(44)	(8.00)	1,708	1,620	88	5.43
Total other expense	$3,986	$3,378	$608	18.00%	$11,334	$10,163	$1,171	11.52%

For the three months ended June 30, 2017, total other expense increased $608,000, or 18.0 percent, from the comparable three months ended June 30, 2016. For the nine months ended June 30, 2017, total other expense increased $1.2 million, or 11.5 percent, from the comparable nine months ended June 30, 2016.

Salaries and employee benefits expense for the three month ended June 30, 2017 increased $273,000, or 17.1 percent, compared to the three month ended June 30, 2016. For the nine months ended June 30, 2017, salaries and employee benefits expense increased $768,000, or 16.6 percent, compared to the nine months ended June 30, 2016. Increases for the three and nine month-period ended June 30, 2017, primarily reflected an increase in our workforce with the growth of the organization and new private banking locations. Full-time equivalent staffing levels were 81 at June 30, 2017 and 76 at June 30, 2016.

Occupancy expense for the three months ended June 30, 2017 increased $64,000 compared to the three months ended June 30, 2016. The increase for the three months ended June 30, 2017 compared to the same period in fiscal 2016, was primarily due to an increase in rent expense of $28,000, a $7,000 increase in utility expenses, a $28,000 increase in depreciation expense and a $9,000 increase in building and equipment maintenance expense. These increases were off by a decrease of $10,000 in real estate taxes. For the nine months ended June 30, 2017, occupancy expense increased $193,000 over the nine months ended June 30, 2016. The increase in the occupancy expense is due primarily to expansion of the Company over last year as well as continued growth during fiscal 2017.

Federal deposit insurance premium for the three months ended June 30, 2017 increased $38,000, or 95.0 percent, compared to the three months ended June 30, 2016. For the nine months ended June 30, 2017, federal deposit insurance premium decreased $299,000, or 63.4 percent, over the nine months ended June 30, 2016. The decrease in the federal deposit insurance premium is due to the new regulatory calculation.

Advertising for the three months ended June 30, 2017 increased $41,000, or 157.7 percent, compared to the three months ended June 30, 2016. For the nine months ended June 30, 2017, advertising increased $110,000, or 135.8 percent, over the nine months ended June 30, 2016.

Data processing expense for the three months ended June 30, 2017 increased $30,000, or 10.8 percent, compared to the three months ended June 30, 2016. For the nine months ended June 30, 2017, data processing expense increased $66,000, or 7.8 percent, over the nine months ended June 30, 2016.

Professional fee expense for the three months ended June 30, 2017 increased $206,000, or 49.6 percent, compared to the three months ended June 30, 2016. For the nine months ended June 30, 2017, professional fee expense increased $245,000, or 20.8 percent, compared to the nine months ended June 30, 2016.

Other operating expense for the three months ended June 30, 2017 decreased $44,000 compared to the same quarter of fiscal 2016.  The decrease was primarily due to a $164,000 decease in other real estate expenses. The decrease was partially offset by a $24,000 increase related to office supplies, telephone expense and postage expense, a $15,000 increase associated with annual credit review such as appraisals and searches and a $12,000 increase in expenses related to education, subscriptions and dues, a $29,000 increase in OCC assessment fees and a $37,000 increase in meal and entertainment expenses. For the nine months ended June 30, 2017, other operating expense increased $88,000, or 5.4 percent, compared to the nine months ended June 30, 2016.

 The Company’s efficiency ratio, a non-GAAP financial measure, was 57.0 percent for the third quarter of fiscal 2017 on an annualized based, compared to 64.0 percent in the third quarter of fiscal 2016. The Company’s efficiency ratio, a non-GAAP financial measure, was 58.5 percent for the nine months ended June 30, 2017 on an annualized based, compared to 67.1 percent in the nine months ended June 30, 2016. The decrease in the efficiency ratio reflects an increase in other expense, excluding non-core items, as well as an increase in total income.

The “efficiency ratio” is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis plus other income, excluding net securities gains, calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Other expense	$3,986	$3,378	$11,334	$10,163
Less: Non-core items(1)	72	—	130	111
Other expense, excluding non-core items	$3,914	$3,378	$11,204	$10,052

Net interest income (tax equivalent basis)	$6,433	$4,847	$17,768	$13,694
Other income, excluding net investment securities gains	440	430	1,377	1,297
Total	$6,527	$5,277	$19,145	$14,991

Efficiency ratio	57.0%	64.0%	58.5%	67.1%

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

The Company’s efficiency ratio, calculated on a GAAP basis without excluding net investment securities gains and without deducting non-core items from other expense, follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Efficiency ratio on a GAAP Basis	55.3%	62.1%	58.3%	66.8%

Provision for Income Taxes

 For the three and nine months ended June 30, 2017, the Company recorded $503,000 and $1.1 million, respectively, in tax expense compared to no income tax expense for the three and nine months ended June 30, 2016. The effective tax rates for the three and nine months ended June 30, 2017 was 19.5 percent and 19.7 percent, respectively, and zero percent for both the three and nine months ended June 30, 2016.

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

 At June 30, 2017, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 0.56:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2017, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

 At June 30, 2017, the Company had $113.4 million in cash and cash equivalent compared to $96.8 million at September 30, 2016. In addition, our available for sale investment securities amounted to $16.8 million at June 30, 2017 and $66.4 million at September 30, 2016. For the nine months ended June 30, 2017, proceeds of available-for-sale investment securities sold amounted to approximately $48.9 million. Gross realized gains on investment securities sold amounted to approximately $432,000 for the period.

Deposits

 Total deposits increased to $759.7 million at June 30, 2017 from $602.0 million at September 30, 2016. Deposit growth in both periods is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $567.5 million at September 30, 2016 to $709.6 million at June 30, 2017, an increase of $142.1 million or 25.0 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $106.5 million to a total of $506.8 million at June 30, 2017 as compared to $400.4 million at September 30, 2016. Time deposits $100,000 and over increased $35.6 million as compared to September 30, 2016. Time deposits $100,000 and over represented 26.7 percent of total deposits at June 30, 2017 compared to 27.8 percent at September 30, 2016.

Core Deposits

 The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $473.3 million at June 30, 2017 increased by $121.5 million, or 34.5 percent, from September 30, 2016. Total demand deposits, savings and money market accounts were 62.3 percent of total deposits at June 30, 2017 and 58.4 percent at September 30, 2016. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $25.5 million, or 8.6 percent, from $272.0 million at September 30, 2016 to $297.4 million at June 30, 2017 and represented 39.2 percent of total deposits at June 30, 2017 as compared with 45.2 percent at September 30, 2016.

 The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, expansion and broadening of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the nine-month period of fiscal 2017.

The following table depicts the Company’s core deposit mix at June 30, 2017 and September 30, 2016 based on the Company’s alternative calculation:

	June 30, 2017		September 30, 2016		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(Dollars in thousands)
Non interest-bearing demand	$50,097	16.8%	$34,547	12.7%	$15,550
Interest-bearing demand	105,439	35.5	95,041	35.0	10,398
Savings	43,709	14.7	44,714	16.4	(1,005)
Money market deposits under $100,000	14,494	4.9	14,543	5.3	(49)
Certificates of deposits under $100,000	83,672	28.1	83,110	30.6	562
Total core deposits	$297,411	100.0%	$271,955	100.0%	$25,456

Total deposits	$759,679		$602,046		$157,633
Core deposits to total deposits		39.2%		45.2%

Borrowings

 Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position, interest rate risk and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of June 30, 2017 and September 30, 2016, the Company’s outstanding balance of FHLB advances totaled $118.0 million. Of these advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At June 30, 2017, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days.

Subordinated Debt

On February 7, 2017 the Company completed a private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of February 15, 2027, and bear interest at a fixed rate of 6.125% per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. Subordinated debt, net totaled $24.3 million (reported net of $737,000 in debt issuance costs) at June 30, 2017 and zero at September 30, 2016.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of June 30, 2017.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations(1)	$35,035	$30,632	$55,874	$—	$121,541
Certificates of deposit(1)	200,520	47,680	20,993	16,949	286,142
Operating lease obligations	464	932	976	1,809	4,181
Total contractual obligations	$236,019	$79,244	$77,843	$18,758	$411,864

(1) Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the nine months ended June 30, 2017, cash and cash equivalents increased by $16.7 million as compared to the balance at September 30, 2016. Net cash of $8.1 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $4.7 million was adjusted principally by amortization of premiums and accretion of discounts on investment securities net of $711,000 and an increase in other liabilities of $148,000. Net cash used by investing activities amounted to approximately $175.3 million, primarily reflecting a net increase in loans of $227.7 million. Net cash of $183.8 million was provided by financing activities, primarily from the increase in deposits of $157.6 million.

Shareholders’ Equity

 Total shareholders’ equity amounted to $99.7 million, or 9.9 percent of total assets, at June 30, 2017, compared to $94.6 million or 11.5 percent of total assets at September 30, 2016. Book value per common share was $15.16 at June 30, 2017, compared to $14.42 at September 30, 2016.

	June 30,	September 30,
	2017	2016
	(in thousands, except for share data)
Shareholders’ equity	$99,663	$94,591

Book value per common share	$15.16	$14.42

Capital

At June 30, 2017, the Bank’s common equity tier 1 ratio was 14.69 percent, tier 1 leverage ratio was 11.91 percent, tier 1 risk-based capital ratio was 14.69 percent and the total risk-based capital ratio was 15.70 percent. At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.24 percent, tier 1 leverage ratio was 10.79 percent, tier 1 risk-based capital ratio was 14.24 percent and the total risk-based capital ratio was 15.16 percent. At June 30, 2017, the Bank was in compliance with all applicable regulatory capital requirements.

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

MALVERN BANCORP, INC.

August 9, 2017	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

August 9, 2017	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer

-66-