Form 10-K/A
period 2016-09-30
MALVERN BANCORP, INC.
filed 2017-12-18
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As previously reported in a Form 8-K filed on November 28, 2017 (the “Item 4.02 8-K”), on November 21, 2017, Malvern Bancorp, Inc. (the “Company”) was advised by BDO USA, LLP (“BDO”), its independent registered public accounting firm, that the Company should disclose that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s completed interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. As a result of the foregoing, the Company is restating the Specified Financial Statements. The audited annual financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, as included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was originally filed on December 14, 2016 (the “Original 10-K Filing”), have been restated as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment”). Restatements of the Company’s consolidated interim financial statements for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 are being filed in amendments to the Company’s Quarterly Reports on Form 10-Q for such periods.

Also as previously reported in the Item 4.02 8-K, BDO also advised the Company that they have concluded that a material weakness in the Company’s internal controls over financial reporting existed, and that BDO’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 in Item 9A of the Company’s fiscal 2016 10-K that the Company’s internal control over financial reporting was effective as of September 30, 2016, should no longer be relied upon. The material weakness identified relates to the effectiveness of the Company’s management review controls over the computation and disclosure of income taxes.

The matters described above relate to the Company’s income tax account balances. The effect of these matters is to increase net income for fiscal 2016 by approximately $208,000, fiscal 2015 by approximately $970,000 and fiscal 2014 by approximately $388,000. See the table below for an analysis of the impact on the consolidated balance sheets and income statements for the periods affected.

The 2014 restatements represent the correction of an immaterial error in the consolidated balance sheets and consolidated statements of operations.

	For Year Ended September 30,
	2014			2015			2016
	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Total Assets	$542,264	—	$542,264	$655,690	—	$655,690	$821,272	—	$821,272

Liabilities and Shareholders’ Equity

Other liabilities	2,604	(388)	2,216	3,575	(1,358)	2,217	4,549	(1,566)	2,983
Total Liabilities	465,492	(388)	465,104	574,299	(1,358)	572,941	726,681	(1,566)	725,115

Total Shareholders’ Equity	76,772	388	77,160	81,391	1,358	82,749	94,591	1,566	96,157
Total Liabilities and Shareholders’ Equity	$542,264	—	$542,264	$655,690	—	$655,690	$821,272	—	$821,272

-i-

	For Year Ended September 30,
	2014			2015			2016
	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Income (Loss) before income tax expense	$334	—	$344	$3,698	—	$3,698	$5,976	—	$5,976
Income tax benefit (expense)	(21)	388	367	—	970	$970	5,966	208	$6,174
Net Income (Loss)	$323	388	711	$3,698	970	$4,668	$11,942	208	$12,150

Basic Earnings Per Share	$0.05	0.06	$0.11	$0.58	0.15	$0.73	$1.86	0.04	$1.90
Diluted Earnings Per Share	n/a	n/a	n/a	n/a	n/a	n/a	$1.86	0.04	$1.90

These matters have no effect on the Company’s cash position, net interest margin, pre tax income or the Company’s operating expenses.

We are filing this Amendment to the Original 10-K filing in order to:

●	amend Item 1A, “Risk Factors”, to modify our risk related to internal controls to refer to the above-mentioned material weakness

-ii-

●	make revisions to other sections of the Original 10-K filing to account for corrections included in the Restated Annual Financials, in Item 1, “Business”, Item 6, “Selected Financial Data”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	amend Item 8, “Financial Statements and Supplementary Data,” to (i) restate the consolidated financial statements previously issued in the Original 10-K filing to make corrections described above in this Explanatory Note (as so restated, the “Restated Annual Financials”) and (ii) provide a new Report of Independent Registered Public Accounting Firm, including in relation to BDO’s report on our internal control over financial reporting; and

●	amend Item 9A, “Controls and Procedures” with respect to (i) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (ii) BDO’s related attestation report due to the material weakness described above identified subsequent to the issuance of the Original 10-K Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of the Company’s principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. Similarly, revised XBRL exhibits are being filed as exhibits to this Amendment. As a result, Item 15, “Exhibits and Financial Statement Schedules”, has also been modified.

This Amendment should be read in conjunction with the Original 10-K Filing, which continues to speak as of the date of the Original 10-K Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original 10-K Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K Filing or modify or update any related or other disclosures.

All numbers in this Amendment reflect the restatements described above.

-iii-

MALVERN BANCORP, INC.

-iv-

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

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

●	A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed.

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

●	Deposit insurance has been permanently increased to $250,000.

●	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

 The following aspects of the Dodd-Frank Act are related to the operations of the Company:

●	Authority over savings and loan holding companies transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

●	The Home Owners’ Loan Act was amended to provide that leverage capital requirements and risk-based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies.

●	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●	Stock exchanges, which includes the Nasdaq, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●	Item 402 of Regulation S-K has been amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. This information must be reported for the first time for the first full fiscal year beginning on or after January 1, 2017.

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

Savings institutions such as Malvern Federal Savings Bank are currently required to satisfy the following capital requirements:

●	Tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

●	Common equity Tier 1 capital requirement – generally consists of retained earnings and common stock instruments equal to at least 4.5% of “risk weighted” assets;

●	Tier 1 capital requirement – equal to at least 6.0%;

●	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets for the most highly rated institutions;

●	an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated savings associations effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

●	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

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

The table below sets forth Malvern Federal Savings Bank’s capital position relative to the OCC’s regulatory capital requirements at September 30, 2016. Malvern Bancorp is not subject to the regulatory capital ratios imposed by the Dodd-Frank Act on savings and loan holding companies because it was deemed to be a small savings and loan holding company as of September 30, 2016 (As Restated).

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital (to adjusted tangible assets)	$86,596	10.98%	$31,533	4.00%	$39,417	5.00%	$47,179	5.98%
Common equity Tier 1 (to risk-weighted assets)	$86,596	14.50	$26,875	4.50	$38,820	6.50	$47,776	8.00
Tier 1 risk-based capital (to risk-weighted assets)	$86,596	14.50	$35,834	6.00	$47,779	8.00	$38,817	6.50
Total risk-based capital (to risk-weighted assets)	$92,092	15.42	$47,779	8.00	$59,723	10.00	$32,369	5.42

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

As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including residential, construction, commercial and consumer loans. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Moreover, competition among depository institutions for deposits and quality loans has increased significantly while the significant decline in economic growth has led to a slowdown in banking related activities. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

●	we potentially face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

●	customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

●	the process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans; and

●	the value of the portfolio of investment securities that we hold may be adversely affected.

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

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2016, the primary composition of our total loan portfolio was as follows:

●	commercial real estate loans of $231.4 million, or 40.0% of total loans;

●	construction and development loans of $28.6 million, or 4.9% of total loans;

●	commercial and industrial loans of $58.3 million, or 10.1% of total loans;

●	residential real estate loans of $209.2 million, or 36.2% of total loans and

●	consumer loans of $50.9 million, or 8.8% of total loans

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

During the fourth quarter of fiscal 2016, the Company reversed $7.8 million representing the valuation allowance related to net deferred tax assets, which contributed to a net tax benefit for the quarter of $6.2 million. The impact of the reversal and subsequent income tax benefit positively affected net income for the fourth quarter and full fiscal year 2016 results.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission (the “SEC”) or NASDAQ. Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the SEC.

As we previously disclosed, in November 2017, we were advised by BDO USA, LLP (“BDO”), our independent registered public accounting firm, that BDO had concluded that a material weakness in our internal controls over financial reporting existed, and that BDO’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 in Item 9A of the Company’s fiscal 2016 10-K that the Company’ internal control over financial reporting was effective as of September 30, 2016, should no longer be relied upon.  BDO also informed us at that time that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s completed interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon.  We are restating the annual consolidated Specified Financial Statements in this Form 10-K/A and are filing amendments to our Form 10-Qs for the first three quarters of fiscal 2017 that will contain the restated interim consolidated Specified Financial Statements.  The matters described above related to our income tax account balances.  As a result of the foregoing, management has determined that its internal control over financial reporting as of September 30, 2016 was not effective.  See Item 9A herein.  While management believes that it has remediated the underlying causes of this material weakness as of the date of filing of this Form 10-K/A, if our remediation efforts do not operate effectively or if we are unsuccessful in implementing or following our remediation efforts, this may result in untimely or inaccurate reporting of our financial results.

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

All numbers set forth below reflect the restatements described under Item 7 herein.

	At September 30,
	2016(6)	2015(6)	2014(6)	2013	2012
	(Dollars in thousands)
Summary of Operating Data:
Total interest and dividend income	$25,244	$20,462	$20,167	$22,301	$25,775
Total interest expense	6,732	5,248	5,071	6,944	8,412
Net interest income	18,512	15,214	15,096	15,357	17,363
Provision for loan losses	947	90	263	11,235	810
Net interest income after provision for loan losses	17,565	15,124	14,833	4,122	16,553
Total other income	2,333	2,535	2,155	2,860	2,427
Total other expenses	13,922	13,961	16,644	19,775	16,393
Income tax (benefit) expense	(6,174)	(970)	(367)	6,010	628
Net income (loss)	$12,150	$4,668	$711	$(18,803)	$1,959
Earnings (loss) per share(1)	$1.90	$0.73	$0.11	$(2.96)	$0.31
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Statement of Financial Condition Data
Securities available for sale	$66,387	$128,354	$100,943	$124,667	$80,508
Securities held to maturity	40,551	57,221	—	—	—
Loans held for sale	—	—	—	10,367	—
Loans receivable, net	574,160	391,307	386,074	401,857	457,001
Total assets	821,272	655,690	542,264	601,554	711,812
Deposits	602,046	465,522	412,953	484,596	540,988
FHLB borrowings	118,000	103,000	48,000	38,000	48,085
Shareholders’ equity	96,157	82,749	77,160	75,406	62,636
Allowance for loan losses	5,434	4,667	4,589	5,090	7,581
Non-accrual loans in portfolio	1,617	1,399	2,391	1,901	9,749
Non-performing assets in portfolio	2,313	2,567	4,355	5,863	14,343
Performing troubled debt restructurings in portfolio	2,039	1,091	1,009	1,346	8,187
Non-performing assets and performing troubled debt restructurings in portfolio	4,352	3,658	5,364	7,209	22,530

Performance Ratios:
Return on average assets	1.61%	0.75%	0.12%	(2.79)%	0.30%
Return on average equity	14.07	5.79	0.94	(20.24)	3.15
Interest rate spread(2)	2.53	2.48	2.59	2.25	2.66
Net interest margin(3)	2.65	2.62	2.74	2.43	2.79
Non-interest expenses to average total assets	1.85	2.25	2.84	2.93	2.50
Efficiency ratio(4)	67.22	77.62	96.74	110.95	85.95

Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	0.28	0.35	0.62	0.47	2.11
Non-performing assets as a percent of total assets	0.28	0.39	0.80	0.97	2.01
Non-performing assets and performing troubled debt restructurings as a percent of total assets	0.53	0.56	0.99	1.20	3.17
Allowance for loan losses as a percent of gross loans	0.94	1.18	1.18	1.26	1.64
Allowance for loan losses as a percent of non-accrual loans	234.93	333.60	191.93	267.75	77.76
Net charge-offs to average loans outstanding	0.04	0.00	0.19	3.07	0.69

Capital Ratios(5):
Total risk-based capital to risk weighted assets	15.42	17.30	20.87	18.97	14.22
Tier 1 risk-based capital to risk weighted assets	14.50	16.21	19.62	17.72	12.96
Tangible capital to tangible assets	N/A	N/A	12.17	10.91	7.70
Tier 1 leverage (core) capital to adjustable tangible assets	10.98	11.01	12.17	10.91	7.70
Shareholders’ equity to total assets	11.71	12.62	14.23	12.54	8.80

(1)	The calculation for the year ended September 2012 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on October 11, 2012.
(2)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(3)	Net interest income divided by average interest earning assets.
(4)	Efficiency ratio, which is a non-GAAP financial measure, is computed by dividing other expense, less non-core items, by net interest income on a tax equivalent basis plus other income, excluding net securities gains (losses). Included in non-core items are costs which include expenses related to the Company’s corporate restructuring initiatives. The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluate comparative results. See table below for the calculation of the efficiency ratio.
(5)	Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.
(6)	Certain previously reported amounts have been restated to correct an error in the financial statements. See Footnote 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

The following table presents the calculation of efficiency ratio.

	At September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Other expense	$13,922	$13,961	$16,644	$19,775	$16,393
Less: non-core items	111	439	—	—	—
Other expense, excluding non-core items	13,811	13,522	16,644	19,775	16,393
Net interest income (tax-equivalent basis)	18,777	15,400	15,152	15,442	17,396
Other income, excluding net investment securities gains	1,768	2,020	2,052	2,381	1,676
Total	20,545	17,420	17,204	17,823	19,072
Efficiency ratio	67.22%	77.62%	96.74%	110.95%	85.95%

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

See Page 1 of this Annual Report on Form 10-K/A for information regarding forward-looking statements.

Explanatory Note

As previously reported in a Form 8-K filed on November 28, 2017 (the “Item 4.02 8-K”), on November 21, 2017, the Company was advised by BDO USA, LLP (“BDO”), its independent registered public accounting firm, that the Company should disclose that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s completed interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. As a result of the foregoing, the Company is restating in this 10-K/A the annual consolidated financial statements referred to above. We will also ament our 10-Qs for the first three quarters of fiscal 2017, which will contain the restated consolidated interim financial statements referred to above.

The matters described above relate to the Company’s income tax account balances. The effect of these matters is to increase net income for fiscal 2016 by approximately $208,000, fiscal 2015 by approximately $970,000 and fiscal 2014 by approximately $388,000. These matters have no effect on the Company’s cash position, net interest margin, pre tax income or the Company’s operating expenses.

See Item 9A herein.

All numbers in this Annual Report on Form 10-K/A (Amendment No. 1) reflect the restatements referred to above.

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

Income Taxes

During the fourth quarter of fiscal 2016, the Company reversed approximately $7.8 million representing the valuation allowance related to net deferred tax assets, which contributed to a net tax benefit for the year of $6.2 million. The impact of the reversal and subsequent income tax benefit positively affected net income for the fourth quarter and full fiscal year 2016 results.

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

Introduction (As Restated)

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

The Company’s net income in fiscal 2016 was $12.2 million, or $1.90 per fully diluted common share, compared to net income of $4.7 million in fiscal 2015, or $0.73 per fully diluted common share. In September 2016, the Company reversed approximately $7.8 million representing the valuation allowance related to net deferred tax assets, which contributed to a net tax benefit of $6.2 million. The impact of the reversal and subsequent income tax benefit positively affected net income for fiscal 2016. Excluding the net tax benefit of $6.2 million, net income attributable to the Company would have been approximately $6.0 million, or $0.93 per fully diluted common share, for fiscal 2016. Besides the reversal of the valuation allowance, the growth in earnings performance in fiscal 2016 was primarily attributable to earnings from core operations. Earnings for fiscal 2016 and associated operating performance was characterized by solid revenue growth, loan generation and a continuation of our stable and favorable asset quality profile. Earnings were positively impacted by growth in net interest income, primarily from an increase in the average balance of earning assets of $122.7 million, as well as an increase of eight basis points in the average yield. There was an increase of three basis points in the average rate paid on interest-bearing liabilities in fiscal 2016 compared to fiscal 2015.

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

Total shareholders’ equity amounted to $96.2 million, or 11.7 percent, of total assets at September 30, 2016 compared to $82.7 million, or 12.6 percent, of total assets at September 30, 2015. Book value per common share (total common shareholders’ equity divided by the number of shares outstanding) increased to $14.66 at September 30, 2016, as compared with $12.62 at September 30, 2015, primarily as a result of earnings of $12.2 million in fiscal 2016.

At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.50 percent, tier 1 leverage ratio was 10.98 percent, tier 1 risk-based capital ratio was 14.50 percent and the total risk-based capital ratio was 15.42 percent. At September 30, 2015, the Bank’s common equity tier 1 ratio was 16.21 percent, tier 1 leverage ratio was 11.01 percent, tier 1 risk-based capital ratio was 16.21 percent and the total risk-based capital ratio was 17.30 percent. At September 30, 2016, the Bank was in compliance with all applicable regulatory capital requirements.

The following sections discuss the Company’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations (As Restated)

Net income for the year ended September 30, 2016 was $12.2 million as compared to $4.7 million earned in fiscal 2015 and $711,000 earned in fiscal 2014. Our net income for fiscal 2016 increased by 160.3 percent compared to fiscal 2015. For fiscal 2016, the fully diluted earnings per common share was $1.90 as compared with $0.73 per share in fiscal 2015 and $0.11 per share in fiscal 2014.

For the year ended September 30, 2016, the Company’s return on average shareholders’ equity (‘‘ROE’’) was 14.07 percent and its return on average assets (‘‘ROA’’) was 1.61 percent. The comparable ratios for the year ended September 30, 2015, were ROE of 5.79 percent and ROA of 0.75 percent.

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

	Year Ended September 30,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$507,973	$21,216	4.18%	$384,125	$16,492	4.29%	$407,169	$17,743	4.36%
Investment securities	149,812	3,830	2.56	158,282	3,773	2.38	117,366	2,303	1.96
Deposits in other banks	46,429	213	0.46	39,975	72	0.18	25,714	54	0.21
FHLB stock	5,243	250	4.77	4,369	311	7.12	3,342	123	3.68
Total interest earning assets(1)	709,457	25,509	3.60	586,751	20,648	3.52	553,591	20,223	3.65
Non-interest earning assets
Cash and due from banks	15,585			7,003			1,356
Bank owned life insurance	18,165			18,492			21,092
Other assets	14,177			13,592			14,164
Allowance for loan losses	(4,968)			(4,610)			(4,893)
Total non-interest earning assets	42,959			34,477			31,719
Total assets	$752,416			$621,228			$585,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Money Market accounts	$138,997	$874	0.63%	$72,467	$271	0.37%	$64,499	$164	0.25%
Savings accounts	45,060	32	0.07	44,975	29	0.06	44,379	27	0.06
Certificate accounts	239,810	3,492	1.46	209,994	3,048	1.45	237,090	3,693	1.56
Other interest-bearing deposits	90,054	139	0.15	86,814	83	0.10	87,283	85	0.10
Total deposits	513,921	4,537	0.88	414,250	3,431	0.83	433,251	3,969	0.92
Borrowed funds	115,598	2,195	1.90	91,588	1,817	1.98	45,007	1,102	2.45
Total interest-bearing liabilities	629,519	6,732	1.07	505,838	5,248	1.04	478,258	5,071	1.06
Non-interest bearing liabilities
Demand deposits	31,263			28,650			25,499
Other liabilities(3)	5,262			6,775			5,733
Total non-interest-bearing liabilities(3)	36,525			35,425			31,232
Shareholders’ equity(3)	86,372			79,965			75,820
Total liabilities and shareholders’ equity	$752,416			$621,228			$585,310
Net interest income (tax-equivalent basis)		$18,777			$15,400			$15,152
Net interest spread			2.53%			2.48%			2.59%
Net interest margin			2.65%			2.62%			2.74%
Tax-equivalent adjustment(2)		(265)			(186)			(56)
Net Interest income		$18,512			$15,214			$15,096

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent for fiscal years 2016, 2015 and 2014.
(3)	Certain previously reported amounts have been restated to correct an error in the financial statements. See Footnote 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
State and municipal obligations	$—	—%	$3,868	2.34%	$11,573	2.26%	$9,310	2.25%	$24,751	$25,307	2.27%
Single issuer trust preferred security	—	—	—	—	—	—	1,000	1.38	1,000	878	1.38
Corporate debt securities	—	—	20,596	2.65	19,593	3.33	—	—	40,189	40,202	2.98
Total	$—	—%	$24,464	2.60%	$31,166	2.93%	$10,310	2.17%	$65,940	$66,387	2.69%

Held to Maturity Securities:
U.S. government agencies and obligations	$—	—%	2,999	1.22%	$—	—%	$—	—%	$2,999	3,015	1.22%
State and municipal obligations	—	—	—	—	1,212	2.30	8,614	1.54	9,826	9,992	1.64
Corporate debt securities	—	—	—	—	3,916	3.82	—	—	3,916	3,993	3.82
Mortgage-backed securities	—	—	—	—	—	—	23,810	1.78	23,810	23,817	1.78
Total	$—	—%	$2,999	1.22%	$5,128	3.46%	$32,424	1.71%	40,551	40,817	1.90%
Total Investment Securities	$—	—%	$27,463	2.45%	$36,294	3.01%	$42,734	1.82%	$106,491	$107,204	2.39%

For information regarding the carrying value of the investment portfolio, see Note 6 and Note 12 of the Notes to the Consolidated Financial Statements.

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

For information regarding the Company’s investment portfolio, see Note 6 and Note 12 of the Notes to the Consolidated Financial Statements.

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

The following table presents information regarding the components of the Company’s loan portfolio on the dates indicated.

	September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Residential mortgage	$209,186	$214,958	$231,324	$239,900	$231,803
Construction and Development:
Residential and commercial	18,579	5,677	5,964	6,672	20,500
Land	10,013	2,142	1,033	2,439	632
Total construction and development	28,592	7,819	6,997	9,111	21,132
Commercial:
Commercial real estate	231,439	87,686	71,579	70,571	112,199
Multi-family	19,515	7,444	1,032	1,971	2,087
Farmland	—	—	—	—	—
Other	38,779	13,380	5,480	5,573	7,517
Total commercial	289,733	108,510	78,091	78,115	121,803
Consumer:
Home equity lines of credit	19,757	22,919	22,292	20,431	20,959
Second mortgages	29,204	37,633	47,034	54,532	65,703
Other	1,914	2,359	2,839	2,648	762
Total consumer	50,875	62,911	72,165	77,611	77,611
Total loans	578,386	394,198	388,577	404,737	462,162
Deferred loan fees and costs, net	1,208	1,776	2,086	2,210	2,420
Allowance for loan losses	(5,434)	(4,667)	(4,589)	(5,090)	(7,581)
Loans receivable, net	$574,160	$391,307	$386,074	$401,857	$457,001

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

For additional information regarding loans, see Note 7 of the Notes to the Consolidated Financial Statements.

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

For additional information regarding loans, see Note 7 of the Notes to the Consolidated Financial Statements.

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2016		2015		2014		2013		2012
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Residential mortgage	$1,201	36.2%	$1,486	54.5%	$1,672	59.5%	$1,414	59.3%	$1,487	50.2%
Construction and Development:
Residential and commercial	199	3.2	30	1.5	291	1.5	164	1.6	724	4.4
Land loans	97	1.7	35	0.5	13	0.3	56	0.6	11	0.1
Commercial:
Commercial real estate	1,874	40.0	1,235	22.2	1,248	18.4	1,726	17.4	3,493	24.3
Multi-family	109	3.4	104	1.9	29	0.3	40	0.5	10	0.5
Other	158	6.7	108	3.4	50	1.4	59	1.4	226	1.6
Consumer:
Home equity lines of credit	116	3.4	139	5.8	168	5.8	137	5.0	160	4.5
Second mortgages	467	5.0	761	9.6	1,033	12.1	1,393	13.5	1,389	14.2
Other	34	0.4	24	0.6	23	0.7	22	0.7	16	0.2
Total allocated	4,255	100.0	3,922	100.0	4,527	100.0	5,011	100.0	7,516	100.0

Unallocated	1,179	—	745	—	62	—	79	—	65	—
Balance at end of period	$5,434	100.0%	$4,667	100.0%	$4,589	100.0%	$5,090	100.0%	$7,581	100.0%

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection. For additional information regarding loans, see Note 7 of the Notes to the Consolidated Financial Statements.

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

Provision for Income Taxes (As Restated)

The Company recorded $6.2 million in income tax benefit in fiscal 2016, compared to $970,000 income tax benefit in fiscal 2015 and a $367,000 income tax benefit in fiscal 2014, respectively. The change in fiscal 2016 resulted from the reversal of approximately $7.8 million representing the valuation allowance related to net deferred tax assets. The effective tax rates for the Company for the years ended September 30, 2016, 2015 and 2014 were 103.3 percent, 26.2 percent and 106.7 percent, respectively. For a more detailed description of income taxes see Note 13 of the Notes to Consolidated Financial Statements.

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

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$135,248	$43,968	$109,614	$119,185	$168,750	$576,765
Investment securities and restricted securities	11,614	3,234	28,590	40,355	28,122	111,915
Other interest-earning assets	95,465	—	—	—	—	95,465
Total interest-earning assets	242,327	47,202	138,204	159,540	196,872	784,145
Interest-bearing liabilities:
Demand and NOW accounts	95,041	—	—	—	—	95,041
Money market accounts	177,486	—	—	—	—	177,486
Savings accounts	44,714	—	—	—	—	44,714
Certificate accounts	89,944	60,670	65,887	24,769	8,988	250,258
FHLB advances	35,000	—	55,000	28,000	—	118,000
Total interest-bearing liabilities	442,185	60,670	120,887	52,769	8,988	685,499
Interest-earning assets less interest-bearing liabilities	$(199,858)	$(13,468)	$17,317	$106,771	$187,884	$98,646

Cumulative interest-rate sensitivity gap(3)	$(199,858)	$(213,326)	$(196,009)	$(89,238)	$98,646

Cumulative interest-rate gap as a percentage of total assets at September 30, 2016	(24.34)%	(25.98)%	(23.87)%	(10.87)%	12.01%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2016	54.80%	57.58%	68.58%	86.81%	114.39%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and /or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loans fees.
(3)	Interest-rate sensitivity gap represents the net cumulative difference between interest-earning assets and interest-bearing liabilities.

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

	As of September 30, 2016			As of September 30, 2015
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$82,438	$(22,296)	(21)%	$62,346	$(31,016)	(33)%
+200	91,344	(13,390)	(13)	73,513	(19,849)	(21)
+100	99,266	(5,468)	(5)	84,140	(9,222)	(10)
0	104,734	—	—	93,362	—	—
-100	106,608	1,874	2	94,944	1,582	2

(1)       Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2016.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$23,100	$1,380	6.35%
100	22,440	720	3.31
Static	21,720	—	—
(100)	21,191	(529)	(2.44)

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

Cash Flows (As Restated)

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the year ended September 30, 2016, cash and cash equivalents increased by $56.5 million over the balance at September 30, 2015. Net cash of $9.3 million was provided by operating activities in fiscal 2016, primarily, net income as adjusted to net cash. Net income of $12.2 million in fiscal 2016 was adjusted principally by net gains on sales of investment securities of $565,000, amortization of premiums and accretion of discounts on investment securities net of $1.2 million, an increase in other assets of $44,000 and an increase in other liabilities of $766,000. Net cash used by investing activities amounted to approximately $104.2 million in fiscal 2016, primarily reflecting a net decrease in investment securities of $78.6 million. Net cash of $151.4 million was provided by financing activities in fiscal 2016, primarily from the increase in deposits of $136.5 million and an increase of $15.0 million in FHLB advances.

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

Shareholders’ Equity (As Restated)

Total shareholders’ equity amounted to $96.2 million, or 11.7 percent of total assets, at September 30, 2016, compared to $82.7 million or 12.6 percent of total assets at September 30, 2015. Book value per common share was $14.66 at September 30, 2016, compared to $12.62 at September 30, 2015.

Capital (As Restated)

At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.50 percent, tier 1 leverage ratio was 10.98 percent, tier 1 risk-based capital ratio was 14.50 percent and the total risk-based capital ratio was 15.42 percent. At September 30, 2015, the Bank’s common equity tier 1 ratio was 16.21 percent, tier 1 leverage ratio was 11.01 percent, tier 1 risk-based capital ratio was 16.21 percent and the total risk-based capital ratio was 17.30 percent. At September 30, 2016, the Bank was in compliance with all applicable regulatory capital requirements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Paoli, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Malvern Bancorp Inc. and its subsidiaries (collectively the “Company”) as of September 30, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Malvern Bancorp Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 13, 2016 (except as to the effect of the material weakness which is dated as of December 15, 2017) expressed an adverse opinion thereon.

As discussed in Note 3 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended September 30, 2016 and 2015, to correct a misstatement.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

December 13, 2016, except Note 3 is dated as of December 15, 2017

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2016	2015
	(Dollars in thousands, except per share data)
	(As Restated – Note 3)
Assets
Cash and due from depository institutions	$1,297	$16,026
Interest bearing deposits in depository institutions	95,465	24,237
Cash and Cash Equivalents	96,762	40,263
Investment securities available for sale, at fair value	66,387	128,354
Investment securities held to maturity, at cost (fair value of $40,817 and $56,825, respectively)	40,551	57,221
Restricted stock, at cost	5,424	4,765
Loans receivable, net of allowance for loan losses of $5,434 and $4,667, respectively	574,160	391,307
Other real estate owned	—	1,168
Accrued interest receivable	2,558	2,484
Property and equipment, net	6,637	6,535
Deferred income taxes, net	8,827	2,874
Bank-owned life insurance	18,418	17,905
Other assets	1,548	2,814
Total Assets	$821,272	$655,690

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$34,547	$27,010
Deposits-interest-bearing	567,499	438,512
Total Deposits	602,046	465,522
FHLB advances	118,000	103,000
Advances from borrowers for taxes and insurance	1,659	1,806
Accrued interest payable	427	396
Other liabilities	2,983	2,217
Total Liabilities	725,115	572,941

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,560,403 shares at September 30, 2016 and 6,558,473 shares at September 30, 2015	66	66
Additional paid-in-capital	60,461	60,365
Retained earnings	37,322	25,172
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,629)	(1,775)
Accumulated other comprehensive loss	(63)	(1,079)
Total Shareholders’ Equity	96,157	82,749
Total Liabilities and Shareholders’ Equity	$821,272	$655,690

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2016	2015	2014
	(Dollars in thousands, except per share data)
	(As Restated – Note 3)
Interest and Dividend Income
Loans, including fees	$21,206	$16,484	$17,736
Investment securities, taxable	2,824	3,073	2,109
Investment securities, tax-exempt	751	522	145
Dividends, restricted stock	250	311	123
Interest-bearing cash accounts	213	72	54
Total Interest and Dividend Income	25,244	20,462	20,167
Interest Expense
Deposits	4,537	3,431	3,969
Long-term borrowings	2,195	1,817	1,102
Total Interest Expense	6,732	5,248	5,071
Net Interest Income	18,512	15,214	15,096
Provision for Loan Losses	947	90	263
Net Interest Income after Provision for Loan Losses	17,565	15,124	14,833

Other Income
Service charges and other fees	923	989	947
Rental income-other	211	249	255
Gain on sale of investments, net	565	515	83
Loss on disposal of fixed assets	1	—	(41)
Gain on sale of loans, net	116	102	352
Earnings on bank-owned life insurance	517	680	559
Total Other Income	2,333	2,535	2,155
Other Expense
Salaries and employee benefits	6,290	5,998	7,770
Occupancy expense	1,820	1,715	2,091
Federal deposit insurance premium	579	784	735
Advertising	131	239	561
Data processing	1,128	1,236	1,245
Professional fees	1,683	1,571	2,205
Other real estate owned expense (income), net	27	(46)	(299)
Other operating expenses	2,264	2,464	2,336
Total Other Expenses	13,922	13,961	16,644
Income before income tax benefit	5,976	3,698	344
Income tax benefit	(6,174)	(970)	(367)
Net Income	$12,150	$4,668	$711

Earnings Per Common Share:
Basic	$1.90	$0.73	$0.11
Diluted	$1.90	n/a	n/a
Weighted Average Common Shares Outstanding
Basic	6,409,265	6,393,330	6,378,930
Diluted	6,409,325	n/a	n/a

Dividends Declared Per Share	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2016	2015	2014
	(As Restated – Note 3)
Net Income	$12,150	$4,668	$711
Other Comprehensive income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	2,128	2,120	1,419
Tax effect	(723)	(721)	(482)
Net of tax amount	1,405	1,399	937
Reclassification adjustment for net gains arising during the period(1)	(565)	(515)	(83)
Tax effect	192	175	29
Net of tax amount	(373)	(340)	(54)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	9	5	—
Tax effect	(3)	(2)	—
Net of tax amount	6	3	—
Fair value adjustment on derivatives	(194)	(348)	—
Tax effect	172	12	—
Net of tax amount	(22)	(336)	—
Total other comprehensive income	1,016	726	883
Total comprehensive income	$13,166	$5,394	$1,594

(1) Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended September 30, 2016, 2015, and 2014

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Unearned	Comprehensive	Shareholders’
	Stock	Capital	Earnings	ESOP Shares	Income (Loss)	Equity
	(in thousands, except share data)
	(As Restated – Note 3)
Balance, October 1, 2013	$66	$60,302	$19,793	$(2,067)	$(2,688)	$75,406
Net Income	—	—	711	—	—	711
Other comprehensive income	—	—	—	—	883	883
Committed to be released ESOP shares (14,400 shares)	—	15	—	145	—	160
Balance, September 30, 2014	$66	$60,317	$20,504	$(1,922)	$(1,805)	$77,160
Net Income	—	—	4,668	—	—	4,668
Other comprehensive income	—	—	—	—	726	726
Committed to be released ESOP shares (14,400 shares)	—	48	—	147	—	195
Balance, September 30, 2015	$66	$60,365	$25,172	$(1,775)	$(1,079)	$82,749
Net Income	—	—	12,150	—	—	12,150
Other comprehensive income	—	—	—	—	1,016	1,016
Committed to be released ESOP shares (14,400 shares)	—	96	—	146	—	242
Balance, September 30, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
	(As Restated – Note 3)
Cash Flows from Operating Activities
Net income	$12,150	$4,668	$711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	650	646	638
Provision for loan losses	947	90	263
Deferred income taxes (benefit) expense	(6,316)	(1,035)	(367)
ESOP expense	242	195	160
Amortization (accretion) of premiums and discounts on investment securities, net	1,243	849	(488)
Amortization (accretion) of loan origination fees and costs	748	296	(193)
Amortization (accretion) of mortgage service rights	73	82	(22)
Net gain on sale of investment securities available for sale	(565)	(515)	(83)
Net (gain) loss on disposal of fixed assets	(1)	—	41
Net (gain) loss on sale of loans	—	—	(281)
Net gain on sale of secondary market loans	(116)	(102)	(71)
Proceeds on sale of secondary market loans	6,390	4,090	7,738
Originations of secondary market loans	(6,274)	(3,988)	(7,667)
Gain on sale of other real estate owned	(19)	(124)	(93)
Write down of other real estate owned	20	54	341
Earnings on bank-owned life insurance	(517)	(680)	(559)
(Increase) decrease in accrued interest receivable	(74)	(1,162)	82
Increase (decrease) in accrued interest payable	31	247	10
Increase (decrease) in other liabilities	766	349	(79)
Increase in other assets	(44)	(714)	(114)
Net Cash Provided by (Used in) by Operating Activities	9,334	3,246	(33)
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(2,116)	(160,103)	(5,258)
Sales	62,818	70,413	16,751
Maturities, calls and principal repayments	2,437	6,032	14,138
Investment securities held-to-maturity:
Purchases	—	(4,152)	—
Maturities, calls and principal repayments	16,391	4,454	—
Proceeds from sale of loans	—	—	25,836
Loan buyback for sale of loans	—	—	(1,117)
Loan purchases	—	—	(18,952)
(Loan originations) and principal collections, net	(184,548)	(5,927)	19,649
Proceeds from sale of other real estate owned	1,167	1,174	2,694
Additions to mortgage servicing rights	—	(30)	(160)
Proceeds from cash surrender on bank-owned life insurance	—	—	3,636
Proceeds from death benefit of bank-owned life insurance	1,049	—	—
Net (increase) decrease in restricted stock	(659)	(1,262)	(465)
Proceeds from sale of property and equipment	1	—	—
Purchases of property and equipment	(752)	(358)	(244)
Net Cash (Used in) Provided by Investing Activities	(104,212)	(89,759)	56,508
Cash Flows from Financing Activities
Net increase (decrease) in deposits	136,524	52,569	(71,643)
Proceeds for long-term borrowings	121,000	93,000	14,500
Repayment of long-term borrowings	(106,000)	(38,000)	(4,500)
Increase in advances from borrowers for taxes and insurance	(147)	20	668
Net Cash Provided by (Used in) Financing Activities	151,377	107,589	(60,975)
Net Increase (Decrease) in Cash and Cash Equivalents	56,499	21,076	(4,500)
Cash and Cash Equivalent - Beginning	40,263	19,187	23,687
Cash and Cash Equivalent - Ending	$96,762	$40,263	$19,187

Supplementary Cash Flows Information
Interest paid	$6,701	$5,001	$5,061
Income taxes paid	$—	$—	$17
Non-cash transfer of loans to other real estate owned	$—	$308	$944
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$57,523	$—
Non-cash proceeds from death benefit on BOLI	$—	$1,039	$—

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. The ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 and 2015, the Company determined to correct error in its historical financial statements, including for the years ended September 30, 2016 and 2015. Accordingly, the Company has restated the consolidated financial statements for the years ended September 30, 2016, 2015 and 2014 to reflect the error corrections, as mentioned below:

Item 8 of Part II of this Amendment No. 1 on Form 10-K/A includes audited consolidated financial statements for the year ended September 30, 2016 and 2015 that have been restated to correct the manner in which the Company originally accounted for the Bank’s tax account balances. The audited annual financial statements as of September 30, 2016 and 2015, and for each of the years in the three year period ended September 30, 2016, as included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “original Financial Statements”), which was originally filed on December 14, 2016 (the “Original 10-K Filling”), have been restated as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment”). The effect of these matters is to increase net income for fiscal 2016 by approximately $208,000, fiscal 2015 by approximately $970,000 and fiscal 2014 by approximately $388,000. The correction for 2014 represents the correction of an immaterial error. See the table below for an analysis of the impact on the consolidated balance sheets and income statements for the periods affected.

For the year ended September 30, 2016, the correction increased Net Income from $11.9 million as reported in the Consolidated Statement of Income that was included in the Original Financial Statements (the “Original Income Statements 2016”) to $12.2 million. The correction also changed the amount reported under “Income tax benefit” in the Original Income Statement 2016 from $6.0 million to $6.2 million. Total Liabilities at September 30, 2016, as reported in the Consolidated Statement of Financial Condition included in the Original Financial Statements, decreased from $726.7 million to $725.1 million, due to the decrease in Other liabilities from $4.5 million to $3.0 million. Total Shareholders’ Equity at September 30, 2016, as reported in the Consolidated Statement of Financial Condition included in the Original Financial Statements, increased from $94.6 million to $96.2 million due to the change in Retained Earnings from $35.7 million to $37.3 million.

For the year ended September 30, 2015, the correction increased Net Income from $3.7 million as reported in the Consolidated Statement of Income that was included in the Original Financial Statements (the “Original Income Statement 2015”) to $4.7 million. The correction also changed the amount reported under “Income tax benefit” in the Original Income Statement 2015 from zero to $970,000. Total Liabilities at September 30, 2015, as reported in the Consolidated Statement of Financial Condition included in the Original Financial Statements, decreased from $574.3 million to $572.9 million, due to the decrease in Other liabilities from $3.6 million to $2.2 million. Total Shareholders’ Equity at September 30, 2015, as reported in the Consolidated Statement of Financial Condition included in the Original Financial Statements, increased from $81.4 million to $82.7 million due to the change in Retained Earnings from $23.8 million to $25.2 million.

For the year ended September 30, 2014, the correction increased Net Income from $323,000 to $711,000 as reported in the Consolidated Statement of Income that was included in the Original Financial Statements 2014 (the “Original Income Statement 2014”). The correction also changed the amount reported under “Income tax expense (benefit)” in the Original Income Statement 2014 from an expense of 21,000 to an income tax benefit of $367,000.

More detailed information regarding the correction is provided below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements (Continued)

In addition to the restatement of the Company’s consolidated financial statements, certain information within the following notes to the consolidated financial statements has been restated to reflect the corrections of errors discussed above as well as other related changes and/or to add disclosure language as appropriate.

Note 4. Earnings Per Common Share

Note 13. Income Taxes

Note 16. Regulatory Capital Requirements

Note 19. Parent Company Only Financial Statements

Note 20. Quarterly Financial Information

Effects of the Restatement:

The following tables summarize the effect of the restatement on certain key items of the Original Financial Statements:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements (Continued)

Item 8: Financial Statement- Balance Sheet

	For Year Ended September 30,
	2014			2015			2016
	Original	Restated	Change	Original	Restated	Change	Original	Restated	Change
Other liabilities	$2,604	$2,216	$(388)	$3,575	$2,217	$(1,358)	$4,549	$2,983	$(1,566)
Total Liabilities	465,492	465,104	(388)	574,299	572,941	(1,358)	726,681	725,115	(1,566)

Total Shareholders’ Equity	76,772	77,160	388	81,391	82,749	1,358	94,591	96,157	1,566

Item 8: Financial Statement- Income Statement

	For Year Ended September 30,
	2014			2015			2016
	Original	Restated	Change	Original	Restated	Change	Original	Restated	Change
Income tax (expense) benefit	$(21)	$367	$388	$—	$970	$970	$5,966	$6,174	$208
Net Income (Loss)	323	711	388	3,698	4,668	970	11,942	12,150	208

Basic Earnings Per Share	0.05	0.11	0.06	0.58	0.73	0.15	1.86	1.90	0.04
Diluted Earnings Per Share	n/a	n/a	n/a	n/a	n/a	n/a	1.86	1.90	0.04

Item 8: Financial Statement - Comprehensive Income

	For Year Ended September 30,
	2014			2015			2016
	Original	Restated	Change	Original	Restated	Change	Original	Restated	Change
Net Income (Loss)	$323	$711	$388	$3,698	$4,668	$970	$11,942	$12,150	208
Total comprehensive Income	1,206	1,594	388	4,424	5,394	970	12,958	13,166	208

Item 8: Financial Statement - Changes in Shareholders Equity

	For Year Ended September 30,
	2014			2015			2016
	Original	Restated	Change	Original	Restated	Change	Original	Restated	Change
Net Income – Retained Earnings	$323	$711	$388	$3,698	$4,668	$970	$11,942	$12,150	$208
Net Income – Total Shareholders’ Equity	323	711	388	3,698	$4,668	970	$11,942	$12,150	208
Retained Earnings Balance at	20,116	20,504	(388)	23,814	25,172	(1,358)	35,756	37,322	(1,566)
Total Shareholders’ Equity Balance at	76,772	77,160	(388)	81,391	82,749	(1,358)	94,591	96,157	(1,566)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements (Continued)

Item 8: Financial Statement - Cash Flows

	For Year Ended September 30,
	2014			2015			2016
	Original	Restated	Change	Original	Restated	Change	Original	Restated	Change
Net Income (Loss)	$323	$711	$388	$3,698	$4,668	$970	$11,942	$12,150	$208
Increase in other liabilities	309	21	388	1,319	349	970	974	766	208

Note 4 – Earnings (Loss) Per Share (As Restated)

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

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except for share data)	2016	2015	2014

Net Income	$12,150	$4,668	$711

Weighted average shares outstanding	6,560,012	6,558,473	6,558,473
Average unearned ESOP shares	(150,747)	(165,143)	(179,543)
Basic weighted average shares outstanding	6,409,265	6,393,330	6,378,930

Plus: effect of dilutive options	60	—	—
Diluted weighted average common shares outstanding	6,409,325	6,393,330	6,378,930

Earnings per share:
Basic	$1.90	$0.73	$0.11
Diluted	$1.90	n/a	n/a

Note 5 – Employee Stock Ownership Plan

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

Note 6 - Investment Securities

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

Note 6 - Investment Securities (Continued)

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

Note 6 - Investment Securities (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2016, 2015 and 2014.

	Year Ended September 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	—	(99)	—	—	—	(291)	(70)	—	(560)
Recoveries	17	243	—	3	—	3	1	100	13	—	380
Provision	(293)	17	62	735	5	47	(24)	(103)	67	434	947
Ending Balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$23	$—	$—	$23
Ending balance: collectively evaluated for impairment	$1,201	$199	$97	$1,874	$109	$158	$116	$444	$34	$1,179	$5,411

Loans receivable:
Ending balance	$209,186	$18,579	$10,013	$231,439	$19,515	$38,779	$19,757	$29,204	$1,914		$578,386
Ending balance: individually evaluated for impairment	$1,159	$109	$—	$2,039	$—	$—	$74	$277	$—		$3,658
Ending balance: collectively evaluated for impairment	$208,027	$18,470	$10,013	$229,400	$19,515	$38,779	$19,683	$28,927	$1,914		$574,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	—	(1)	—	(48)	—	—	—	(138)	(34)	—	(221)
Recoveries	17	98	—	9	—	3	2	69	11	—	209
Provision	(203)	(358)	22	26	75	55	(31)	(203)	24	683	90
Ending Balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667

Loans receivable:
Ending balance	$214,958	$5,677	$2,142	$87,686	$7,444	$13,380	$22,919	$37,633	$2,359		$394,198
Ending balance: individually evaluated for impairment	$599	$121	$—	$1,571	$—	$—	$20	$179	$—		$2,490
Ending balance: collectively evaluated for impairment	$214,359	$5,556	$2,142	$86,115	$7,444	$13,380	$22,899	$37,454	$2,359		$391,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2014
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,414	$164	$56	$1,726	$40	$59	$137	$1,393	$22	$79	$5,090
Charge-offs	(83)	(37)	—	(183)	—	—	(14)	(618)	(6)	—	(941)
Recoveries	23	1	—	9	—	3	1	136	4	—	177
Provision	318	163	(43)	(304)	(11)	(12)	44	122	3	(17)	263
Ending Balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589

Loans receivable:
Ending balance	$231,324	$5,964	$1,033	$71,579	$1,032	$5,480	$22,292	$47,034	$2,839		$388,577
Ending balance: individually evaluated for impairment	$999	$187	$—	$504	$—	$900	$115	$695	$—		$3,400
Ending balance: collectively evaluated for impairment	$230,325	$5,777	$1,033	$71,075	$1,032	$4,580	$22,177	$46,339	$2,839		$385,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

	September 30,
	2016		2015
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$85	$139	$—	$—
Construction and Development:
Residential and commercial	109	—	109	—
Commercial:
Commercial real estate	1,845	—	982	492
Total	$2,039	$139	$1,091	$492

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the new TDR’s for the twelve months ended September 30, 2016 and 2015.

	September 30,
	2016			2015
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	2	$245	$245	—	$—	$—
Commercial:
Commercial real estate	1	386	386	4	1,485	1,485
Total	3	$631	$631	4	$1,485	$1,485

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2016 and 2015:

		September 30,
	Estimated Useful Life (years)	2016	2015
		(In thousands)
Land	—	$711	$711
Building and improvements	10-39	11,400	11,124
Construction in process	—	222	154
Furniture, fixtures and equipment	3-7	4,722	4,317
		17,055	16,306
Accumulated depreciation		(10,418)	(9,771)
		$6,637	$6,535

Depreciation expense was approximately $650,000, $646,000 and $638,000 for the years ended September 30, 2016, 2015 and 2014, respectively. We also had a $41,000 loss on disposal of fixed assets related to the closure of our Westtown branch in June 2014.

Note 9 - Deposits

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

Note 9 - Deposits (Continued)

The following is a schedule of certificates of deposit maturities.

September 30, 2016
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2017	$150,614
2018	48,906
2019	16,981
2020	8,218
2021	16,551
Thereafter	8,988
$250,258

Deposits from related parties held by the Company at September 30, 2016 and 2015 amounted to $6.4 million and $5.5 million, respectively.

Note 10 - Borrowings

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

The summary of long-term borrowings as of September 30, 2016 and 2015 are as follows:

	September 30,
	2016		2015
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due by September 30:
2016	$—	—%	$20,000	0.61%
2017	35,000	0.22	—	—
2018	—	—	30,000	3.38
2019	55,000	1.62	25,000	2.12
2020	28,000	2.83	28,000	2.51
Total FHLB Advances	$118,000	1.65%	$103,000	2.48%

At September 30, 2016, the Company had $118.0 million in outstanding long-term fixed rate FHLB advances and $223.0 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

Note 11- Derivatives

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

Note 11 - Derivatives (Continued)

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

Note 11 – Derivatives (Continued)

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

Note 12 - Fair Value Measurements

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

Note 12 - Fair Value Measurements (Continued)

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

Note 12 - Fair Value Measurements (Continued)

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

For assets measured at fair value on a nonrecurring basis in fiscal 2016 and fiscal 2015 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2016 and 2015:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$8	$—	$—	$8
Total	$8	$—	$—	$8

	September 30, 2016
	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$8	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%	)
Total	$8

(1)	At September 30, 2016, consisted of one loan with an aggregate balance of $31,000 and with $23,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans(1) (2)	$48	$—	$—	$48
Mortgage servicing rights	30	—	30	—
Total	$78	$—	$30	$48

	September 30, 2015
	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Impaired loans(1) (2)	$48	Appraisal of collateral(3)	Collateral discounts(4)	65 − 80%/(74%)
Total	$48

(1)	At September 30, 2015, consisted of two loans with an aggregate balance of $48,000 and there were no specific loan loss allowance.
(2)	Includes assets directly charged-down to fair value during the year-to-date period.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(4)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

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

Note 12 - Fair Value Measurements (Continued)

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

Note 12 - Fair Value Measurements (Continued)

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

Note 12 - Fair Value Measurements (Continued)

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

Note 13 - Income Taxes (As Restated)

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

Deferred income taxes at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In thousands)
Deferred Tax Assets:
Unrealized loss on investments available for sale	$—	$383
Allowance for loan losses	3,299	2,985
Non-accrual interest	56	98
Write-down of real estate owned	—	106
Alternative minimum tax (AMT) credit carryover	287	128
Low-income housing tax credit carryover	217	337
Supplement Employer Retirement Plan	412	455
Charitable contributions	61	36
Depreciation	60	205
Federal net operating loss	4,344	6,375
Other	651	338
Total Deferred Tax Assets	9,387	11,446
Valuation allowance for DTA	(61)	(8,043)
Total Deferred Tax Assets, Net of Valuation Allowance	$9,326	$3,403
Deferred Tax Liabilities:
State net operating income	—	(187)
Unrealized gain on investments available-for-sale	(152)	—
Mortgage servicing rights	(112)	(136)
Other	(235)	(206)
Total Deferred Tax Liabilities	(499)	(529)
Deferred Tax Assets, Net	$8,827	$2,874

Of these DTA, the carryforward periods for certain tax attributes are as follows:

●	Gross federal net operating loss carryforwards of $12.7 million (net DTA of $4.3 million) to expire in the fiscal year ending September 30, 2031;

●	Low income housing credit carryforwards of $217,000 to expire in the fiscal years ending September 30, 2030 and 2031;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Taxes (Continued) (As Restated)

●	AMT credit carryforward has no expiration date; and

●	Gross charitable contributions carryforwards of $180,000 (net DTA of $61,000) to expire in the fiscal year ending September 30, 2018.

Income tax expense for the years ended September 30, 2016, 2015 and 2014 was comprised of the following:

	September 30,
	2016	2015	2014
	(In thousands)
Federal:
Current	$142	$65	$—
Deferred	(6,316)	(1,035)	(367)
	(6,174)	(970)	(367)
State, current	—	—	—
	$(6,174)	$(970)	$(367)

The following reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes for the years ended September 30, 2016, 2015 and 2014:

	September 30,
	2016	2015	2014
	(Dollars in thousands)
At federal statutory rate at 34%	$2,032	$1,257	$—
Adjustments resulting from:
Tax-exempt interest	(265)	(186)	—
Earnings on bank-owned life insurance	(176)	(231)	—
Federal tax on cash surrender of BOLI	—	—	21
DTA valuation allowance	(8,007)	(2,031)	(388)
Other	242	221	—
	$(6,174)	$(970)	$(367)
Effective tax rate	(103.3)%	(26.2)%	(106.7)%

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

Note 14 - Leases

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
$4,370

The Company receives rents from the lease of office and residential space owned by the Company. Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2017	$133
2018	22
2019	—
2020	—
2021	—
$155

Note 15 - Commitments and Contingencies

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

Note 15 – Commitments and Contingencies (Continued)

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

Note 16 - Regulatory Matters (As Restated)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters – (continued) (As Restated)

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

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2016:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2016:

Tier 1 Leverage (Core) Capital (to average assets)	$91,876	11.64%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	91,876	15.37%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	91,876	15.37%	35,859	6.00%	47,812	8.00%
Total Risk Based Capital (to risk weighted assets)	97,372	16.29%	47,812	8.00%	59,765	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters – (continued) (As Restated)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2016 and 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$86,596	10.98%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	86,596	14.50%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	86,596	14.50%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	92,092	15.42%	47,779	8.00%	59,723	10.00%

As of September 30, 2015:

Tier 1 Leverage (to average assets)	$70,388	11.01%	$25,573	4.00%	$31,966	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	70,388	16.21%	19,538	4.50%	28,222	6.50%
Tier 1 Capital (to risk weighted assets)	70,388	16.21%	26,051	6.00%	34,734	8.00%
Total Capital (to risk weighted assets)	75,117	17.30%	34,734	8.00%	43,418	10.00%

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2016 and 2015:

	September 30,
	2016	2015
	(In thousands)
Bank GAAP equity	$90,877	$69,309
Disallowed portion of deferred tax asset	(4,344)	—
Net unrealized gain on securities available for sale, net of income taxes	(294)	743
Net unrealized gain on derivatives, net of income taxes	357	336
Tangible Capital, Core Capital and Tier 1 Capital	86,596	70,388
Allowance for loan losses	5,496	4,729
Total Risk-Based Capital	$92,092	$75,117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) included in shareholders’ equity are as follows:

	September 30,
	2016	2015	2014
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$447	$(1,011)	$(2,736)
Tax effect	(152)	344	931
Net of tax amount	295	(667)	(1,805)

Net unrealized holding losses on securities available-for-sale transferred to held-to-maturity	—	(115)	—
Tax effect	—	39	—
Net of tax amount	—	(76)	—

Fair value adjustment on derivatives	(542)	(348)	—
Tax effect	184	12	—
Net of tax amount	(358)	(336)	—

Total accumulated other comprehensive loss	$(63)	$(1,079)	$(1,805)

Other comprehensive income and related tax effects are presented in the following table:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$2,128	$2,120	$1,419

Net realized gain on securities available-for-sale	(565)	(515)	(83)

Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	9	5	—

Fair value adjustment on derivatives	(194)	(348)	—

Other comprehensive income before taxes	1,378	1,262	1,336
Tax effect	(362)	(536)	(453)
Total comprehensive income	$1,016	$726	$883

Note 18 – Equity Based Incentive Compensation Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Equity Based Incentive Compensation Plan – (continued)

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

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2016 are as follows:

Weighted average fair value of awards	$5.15
Risk-free rate	1.45%
Dividend yield	—%
Volatility	28.88%
Expected life	6.5 years

The following is a summary of currently outstanding options at September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	—
Granted	5,000	$16.02
Exercised	—	—
Forfeited/cancelled/expired	—	—
Outstanding, end of year	5,000	$16.02	9.498	$1,900
Vested and expected to vest, end of year	5,000	$16.02	9.498	$1,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Equity Based Incentive Compensation Plan – (continued)

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2016:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	—
Granted	2,240	$17.40
Vested	—	—
Forfeited/cancelled/expired	(310)	17.40
Outstanding, end of year	1,930	$17.40

As of September 30, 2016, there was $29,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 9.25 years.

Note 19 – Condensed Financial Information - Parent Company Only (As Restated)

Condensed Statements of Financial Condition

	September 30,
	2016	2015
	(In thousands)
Assets
Cash and Cash Equivalents	$3,192	$5,325
Investment in subsidiaries	90,877	69,309
Investment securities held to maturity, (fair value at $5,666)	—	5,762
Loans receivable, net	1,709	1,842
Other assets	418	532
Total Assets	$96,196	$82,770

Liabilities
Accounts payable	$39	$21

Shareholders’ Equity	96,157	82,749
Total Liabilities and Shareholders’ Equity	$96,196	$82,770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Condensed Financial Information - Parent Company Only (Continued) (As Restated)

Condensed Statements of Operations

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Income
Interest income	$116	$196	$254
Total Interest Income	116	196	254

Expense
Other operating expenses	189	251	331
Total Other Expenses	189	251	331

Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Expense	(73)	(55)	(77)

Equity in Undistributed Net Income of Subsidiaries	12,334	4,723	788

Income tax expense	111	—	—
Net Income	$12,150	$4,668	$711

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2016	2015	2014

Net Income	$12,150	$4,668	$711
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	2,128	2,120	1,419
Tax effect	(723)	(721)	(482)
Net of tax amount	1,405	1,399	937
Reclassification adjustment for net gains arising during the period(1)	(565)	(515)	(83)
Tax effect	192	175	29
Net of tax amount	(373)	(340)	(54)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	9	5	—
Tax effect	(3)	(2)	—
Net of tax amount	6	3	—
Fair value adjustment on derivatives	(194)	(348)	—
Tax effect	172	12	—
Net of tax amount	(22)	(336)	—
Total other comprehensive income	1,016	726	883
Total comprehensive income	$13,166	$5,394	$1,594

(1) Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Condensed Financial Information - Parent Company Only (Continued) (As Restated)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income	$12,150	$4,668	$711
Undistributed net income of subsidiaries	(12,334)	(4,722)	(788)
Deferred income taxes, net	—	84	197
ESOP shares committed to be released	242	195	160
Increase (decrease) in accounts payable	18	(27)	(14)
(Increase) decrease in other assets	(2,629)	239	227
Net Cash (Used in) Provided by Operating Activities	(2,553)	437	493
Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	—	—	422
Proceeds from maturities and principal collection on investments held to maturity	287	511	—
Purchases of investment securities	—	—	(992)
Calls, sales of investment securities	—	1,812	—
Loan originations and principal collections, net	133	127	121
Net Cash Provided by (Used in) Investing Activities	420	2,450	(449)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,133)	2,887	44
Cash and Cash Equivalents - Beginning	5,325	2,438	2,394
Cash and Cash Equivalents - Ending	$3,192	$5,325	$2,438

Supplementary Cash Flows Information
Non-cash transfer of investment securities from Parent Company to Bank	$5,475	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Quarterly Financial Information of Malvern Bancorp Inc. (Unuadited) (As Restated)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2016 and 2015.

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total Interest and Dividend Income	6,817	$6,530	$6,210	$5,687
Total Interest Expense	1,796	1,750	1,710	1,476
Net Interest Income	5,021	4,780	4,500	4,211
Provision for Loan Losses	100	472	375	—
Total Other Income	615	659	501	558
Total Other Expenses	3,759	3,378	3,360	3,425
Income before income tax benefit	1,777	1,589	1,266	1,344
Income tax benefit	(6,174)	—	—	—
Net Income	$7,951	$1,589	$1,266	$1,344

Earnings Per Common Share:
Basic	$1.24	$0.25	$0.20	$0.21
Diluted	$1.24	$0.25	$0.20	n/a

Weighted Average Common Shares Outstanding
Basic	6,415,049	6,411,766	6,408,167	6,402,332
Diluted	6,415,207	6,411,804	6,408,167	n/a

	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total Interest and Dividend Income	5,344	$5,139	$5,166	$4,813
Total Interest Expense	1,365	1,301	1,330	1,252
Net Interest Income	3,979	3,838	3,836	3,561
Provision for Loan Losses	—	—	—	90
Total Other Income	639	640	745	511
Total Other Expenses	3,454	3,273	3,573	3,661
Income before income tax benefit	1,164	1,205	1,008	321
Income tax benefit	(341)	882	(1,081)	(430)
Net Income	$1,505	$323	$2,089	$751

Earnings Per Common Share:
Basic	$0.23	$0.05	$0.33	$0.12
Diluted	n/a	n/a	n/a	n/a

Weighted Average Common Shares Outstanding
Basic	6,398,720	6,395,126	6,391,521	6,387,932
Diluted	n/a	n/a	n/a	n/a

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016 because of the material weakness described below.

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

As we previously disclosed, in November 21, 2017, we were advised by BDO USA, LLP (“BDO”), our independent registered public accounting firm, that BDO had concluded that a material weakness in our internal controls over financial reporting existed, and that BDO’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 in Item 9A of the Company’s fiscal 2016 10-K that the Company’ internal control over financial reporting was effective as of September 30, 2016, should no longer be relied upon. BDO also informed us at that time that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s completed interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. In this Amendment to our fiscal 2016 Annual Report on Form 10-K we are restating the annual consolidated financial statements referred to above. We will also amend our 10-Qs for the first three quarters of fiscal 2017, which will contain the restated consolidated interim financial statements referred to above.

The matters described above related to our income tax account balances. Management has implemented a more formal review and documentation process around the accounting for income tax which management believes will strengthen the Company’s overall internal control over financial reporting.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted a review, evaluation and testing of the effectiveness of the Company’s controls over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded that because of the matters described above, the Company’s internal control over financial reporting was not effective as of September 30, 2016. Management believes that the material weakness described above has been remediated as of the filing of this Amendment to our fiscal 2016 Annual Report on Form 10-K.

 The effectiveness of our internal control over financial reporting as of September 30, 2016, has been audited by BDO, our independent registered public accounting firm as stated in their report which appears herein.

Remediation of Prior Material Weakness

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

In our report dated December 13, 2016, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of September 30, 2016. Subsequent to December 13, 2016, Malvern Bancorp, Inc. identified an error in its annual financial statements for 2016 and 2015, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of Malvern Bancorp, Inc.’s internal control over financial reporting as of September 30, 2016 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding accounting for income taxes has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 and 2015 financial statements (as restated).

In our opinion, Malvern Bancorp, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions to be taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Malvern Bancorp, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated December 13, 2016, except for Note 3 as to which the date is December 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

December 13, 2016, except as to the effect of the material weakness which is dated as of December 15, 2017.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)    Exhibits

 The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.	(2)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(1)
10.1	Malvern Bancorp 2014 Long Term Incentive Plan*	(3)
10.2	Employment Agreement with Anthony C. Weagley*	(4)
10.3	Change of Control Agreement with Joseph D. Gangemi*	(5)

No.	Description	Location
10.4	Change of Control Agreement with William Woolworth*	(6)
10.5	Change of Control Agreement with William Boylan	(7)
23.0	Consent of BDO USA, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. **	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.**	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2016 and 2015, (ii) the Consolidated Statement of Operations for the years ended September 30, 2016, 2015 and 2014, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2016, 2015 and 2014, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2016, 2015 and 2014 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(1)	Incorporated by reference from the like-numbered exhibit included in Malvern Bancorp’s registration statement on Form S-1, filed May 31, 2012 (SEC File No. 333-181798).

(2)	Incorporated by reference from Exhibit 3.2 included in the Current Report on Form 8-K of Malvern Bancorp, Inc. dated as of February 17, 2016 and filed February 19, 2016 (SEC File No. 000-54835).

(3)	Incorporated by reference to Appendix A of the definitive proxy statement filed by Malvern Bancorp, Inc. with the SEC on January 2, 2015 (SEC File No. 000-54835).

(4)	Incorporated by reference to Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of June 23, 2016, and filed on June 24, 2016 (SEC File No. 000-54835).

(5)	Incorporated by reference to Exhibit 10.1 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of May 23, 2016, and filed on May 27, 2016 (SEC File No. 000-54835).

(6)	Incorporated by reference to Exhibit 10.2 included in the Current Report on Form 8-K of Malvern Bancorp, Inc., dated as of May 23, 2016, and filed on May 27, 2016 (SEC File No. 000-54835).

 (b)         Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

 (c)          Reference is made to (a)(2) of this Item 15.

(7)	Filed as exhibit 10.5 to the Annual Report on Form 10-K of Malvern Bancorp, Inc., for the fiscal year ended September 30, 2016, filed with the SEC on December 14, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 15, 2017	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and CFO