Form 10-Q/A
period 2016-12-31
MALVERN BANCORP, INC.
filed 2017-12-18
CIK 1550603

UNITED STATES OF AMERICA

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ¨ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,560,162 shares
(Title of Class)	(Outstanding as of February 8, 2017)

EXPLANATORY NOTE

As previously reported in a Form 8-K filed on November 28, 2017 (the “Item 4.02 8-K”), on November 21, 2017, Malvern Bancorp, Inc. (the “Company”) was advised by BDO USA, LLP (“BDO”), its independent registered public accounting firm, that the Company should disclose that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. As a result of the foregoing, the Company is restating the Specified Financial Statements. The audited annual financial statements for the fiscal years ended September 30, 2016 and 2015, each of the years in the two year period ended September 30, 2016, as included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was originally filed on December 14, 2016 (the “Original 10-K Filing”), have been restated as set forth in the Company’s Amendment No. 1 on Form 10-K/A (the “10-K Amendment”). The unaudited interim financial statements for the period ended December 31, 2016, as included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, which was originally filed on February 9, 2017 (the “Original First Quarter-Fiscal 2017 10-Q Filing”), have been restated as set forth in this Amendment No. 1 on Form 10-Q/A (this “Amendment”).

Also as previously reported in the Item 4.02 8-K, BDO also advised the Company that they have concluded that a material weakness in the Company’s internal controls over financial reporting existed, and that BDO’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 in Item 9A of the Original 10-K Filing that the Company’ internal control over financial reporting was effective as of September 30, 2016, should no longer be relied upon.

The matters described above relate to the Company’s income tax account balances. The effect of these matters is to increase net income for fiscal 2016 by approximately $208,000, fiscal 2015 by approximately $970,000 and fiscal 2014 by approximately $388,000. As of and for the three months ended December 31, 2016, the net effect is a decrease to net income of approximately $197,000 and an increase tax liability account of $197,000. Please refer to the table below for an analysis of the impact on the consolidated balance sheets and income statements for the periods affected.

	For Year Ended September 30,
	2014			2015			2016
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Total Assets	$542,264	—	$542,264	$655,690	—	$655,690	$821,272	—	$821,272

Liabilities and Shareholders’ Equity

Other liabilities	2,604	(388)	2,216	3,575	(1,358)	2,217	4,549	(1,566)	2,983
Total Liabilities	465,492	(388)	465,104	574,299	(1,358)	572,941	726,681	(1,566)	725,115

Total Shareholders’ Equity	76,772	388	77,160	81,391	1,358	82,749	94,591	1,566	96,157
Total Liabilities and Shareholders’ Equity	$542,264	—	$542,264	$655,690	—	$655,690	$821,272	—	$821,272

	At December 31, 2016			At March 31, 2017			At June 30, 2017
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Total Assets	$879,002	—	$879,002	$961,815	—	$961,815	$1,010,908	—	$1,010,908

Liabilities and Shareholders’ Equity

Other liabilities	3,662	(1,369)	2,293	3,206	(1,130)	2,076	4,697	(770)	3,927
Total Liabilities	783,267	(1,369)	781,898	864,351	(1,130)	863,221	911,245	(770)	910,475

Total Shareholders’ Equity	95,735	1,369	97,104	97,464	1,130	98,594	99,663	770	100,433
Total Liabilities and Shareholders’ Equity	$879,002	—	$879,002	$961,815	—	$961,815	$1,010,908	—	$1,010,908

	For Year Ended September 30,
	2014			2015			2016
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Income (Loss) before income tax expense	$334	—	$344	$3,698	—	$3,698	$5,976	—	$5,976
Income tax benefit (expense)	(21)	388	367	—	970	$970	5,966	208	$6,174
Net Income (Loss)	$323	388	711	$3,698	970	$4,668	$11,942	208	$12,150

Basic Earnings Per Share	$0.05	0.06	$0.11	$0.58	0.15	$0.73	$1.86	0.04	$1.90
Diluted Earnings Per Share	n/a	n/a	n/a	n/a	n/a	n/a	$1.86	0.04	$1.90

	For The Three Months Ended,
	December 31, 2016			March 31, 2017			June 30, 2017
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Income (Loss) before income tax expense	$1,462	—	$1,462	$1,758	—	$1,758	$2,582	—	$2,582
Income tax benefit (expense)	(292)	(197)	(489)	(349)	(239)	(588)	(503)	(360)	(863)
Net Income (Loss)	$1,170	(197)	$973	$1,409	(239)	$1,170	$2,079	(360)	$1,719

Basic Earnings Per Share	$0.18	(0.03)	$0.15	$0.22	(0.04)	$0.18	$0.32	(0.05)	$0.27
Diluted Earnings Per Share	$0.18	(0.03)	$0.15	$0.22	(0.04)	$0.18	$0.32	(0.05)	$0.27

These matters have no effect on the Company’s cash position, net interest margin, pre tax income or the Company’s operating expenses.

We are filing this Amendment to the Original First Quarter-Fiscal 2017 10-Q filing in order to:

●	amend Item 1, “Financial Statements,” to restate the unaudited consolidated interim financial statements previously issued in the Original First Quarter-Fiscal 2017 10-Q Filing to make corrections described in the third paragraph of this Explanatory Note (as so restated, the “Restated First Quarter-Fiscal 2017 Financials”);

●	amend Item 1A, “Risk Factors”, to refer to the Risk Factors included in the Original 10-K Filing, as amended by the 10-K Amendment;

●	make revisions to other sections of the Original First Quarter-Fiscal 2017 10-Q Filing to account for corrections included in the Restated First Quarter-Fiscal 20l7 Financials, in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

●	amend Item 4, “Controls and Procedures” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and changes to our internal control over financial reporting.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of the Company’s principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. Similarly, revised XBRL exhibits are being filed as exhibits to this Amendment. As a result, Item 6, “Exhibits”, has also been modified.

This Amendment should be read in conjunction with the Original First Quarter-Fiscal 2017 10-Q Filing, which continues to speak as of the date of the Original First Quarter-Fiscal 2017 10-Q Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original First Quarter-Fiscal 2017 10-Q Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original First Quarter-Fiscal 2017 10-Q Filing or modify or update any related or other disclosures.

All numbers in this Amendment reflect the restatements described above.

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017, or for any other interim period. The Malvern Bancorp, Inc. 2016 Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A, should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 30, 2016	September 30, 2016
	(Dollars in thousands, except per share data)
	(Restated - Note 3)
Assets
Cash and due from depository institutions	$1,598	$1,297
Interest bearing deposits in depository institutions	61,683	95,465
Cash and Cash Equivalents	63,281	96,762
Investment securities available for sale, at fair value	65,108	66,387
Investment securities held to maturity, at cost (fair value of $37,426 and $40,817, respectively)	38,160	40,551
Restricted stock, at cost	5,416	5,424
Loans receivable, net of allowance for loan losses of $6,177 and $5,434, respectively	668,427	574,160
Accrued interest receivable	2,899	2,558
Property and equipment, net	6,769	6,637
Deferred income taxes, net	8,449	8,827
Bank-owned life insurance	18,548	18,418
Other assets	1,945	1,548
Total Assets	$879,002	$821,272

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$35,184	$34,547
Deposits-interest-bearing	623,439	567,499
Total Deposits	658,623	602,046
FHLB advances	118,000	118,000
Advances from borrowers for taxes and insurance	2,534	1,659
Accrued interest payable	448	427
Other liabilities	2,293	2,983
Total Liabilities	781,898	725,115

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,560,162 shares at December 31, 2016 and 6,560,403 shares at September 30, 2016	66	66
Additional paid-in-capital	60,495	60,461
Retained earnings	38,295	37,322
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,592)	(1,629)
Accumulated other comprehensive loss	(160)	(63)
Total Shareholders’ Equity	97,104	96,157
Total Liabilities and Shareholders’ Equity	$879,002	$821,272

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(Dollars in thousands, except for per share data)	2016	2015
	(Restated - Note 3)
Interest and Dividend Income
Loans, including fees	$6,313	$4,545
Investment securities, taxable	472	875
Investment securities, tax-exempt	163	195
Dividends, restricted stock	64	54
Interest-bearing cash accounts	93	18
Total Interest and Dividend Income	7,105	5,687
Interest Expense
Deposits	1,324	964
Borrowings	542	512
Total Interest Expense	1,866	1,476
Net interest income	5,239	4,211
Provision for Loan Losses	660	—
Net Interest Income after Provision for Loan Losses	4,579	4,211
Other Income
Service charges and other fees	223	211
Rental income-other	55	50
Net gains on sales of investments	—	131
Net gains on sale of loans	45	34
Earnings on bank-owned life insurance	130	132
Total Other Income	453	558
Other Expense
Salaries and employee benefits	1,712	1,499
Occupancy expense	494	423
Federal deposit insurance premium	4	200
Advertising	51	30
Data processing	302	297
Professional fees	401	400
Other real estate owned (income) expenses, net	—	(1)
Other operating expenses	606	577
Total Other Expense	3,570	3,425
Income before income tax expense	1,462	1,344
Income tax expense	489	—
Net Income	$973	$1,344

Earnings Per Common Share:
Basic	$0.15	$0.21
Diluted	$0.15	n/a
Weighted Average Common Shares Outstanding:
Basic	6,418,583	6,402,332
Diluted	6,419,012	n/a
Dividends Declared Per Share	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2016	2015
	(Restated - Note 3)
Net Income	$973	$1,344
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding losses on available-for-sale securities	(1,098)	(482)
Tax effect	374	164
Net of tax amount	(724)	(318)
Reclassification adjustment for net gains arising during the period(1)	—	(131)
Tax effect	—	45
Net of tax amount	—	(86)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	4	2
Tax effect	(1)	(1)
Net of tax amount	3	1
Fair value adjustments on derivatives	945	403
Tax effect	(321)	(135)
Net of tax amount	624	268
Total other comprehensive loss	(97)	(135)
Total comprehensive income	$876	$1,209

(1) Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(in thousands, except share data)
	(Restated - Note 3)
Balance, October 1, 2015	$66	$60,365	$25,172	$(1,775)	$(1,079)	$82,749
Net Income	—	—	1,344	—	—	1,344
Other comprehensive income	—	—	—	—	(135)	(135)
Committed to be released ESOP shares (3.600 shares)	—	22	—	36	—	58
Balance, December 31, 2015	$66	$60,387	$26,516	$(1,739)	$(1,214)	$84,016

Balance, October 1, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157
Net Income	—	—	973	—	—	973
Other comprehensive loss	—	—	—	—	(97)	(97)
Committed to be released ESOP shares (3,600 shares)	—	32	—	37	—	69
Stock based compensation	—	2	—	—	—	2
Balance, December 31, 2016	$66	$60,495	$38,295	$(1,592)	$(160)	$97,104

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2016	2015
	(Restated - Note 3)
Cash Flows from Operating Activities
Net income	$973	$1,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	179	158
Provision for loan losses	660	—
Deferred income taxes expense (benefit)	428	(230)
ESOP expense	69	58
Stock based compensation	2	—
Amortization (accretion) of premiums and discounts on investment securities, net	456	328
(Accretion) amortization of loan origination fees and costs	(514)	552
Amortization of mortgage service rights	15	13
Net gain on sale of investment securities available-for-sale	—	(131)
Net gain on sale of secondary market loans	(45)	34
Proceeds on sale of secondary market loans	2,287	1,441
Originations of secondary market loans	(2,242)	(1,475)
Earnings on bank-owned life insurance	(130)	(132)
Increase in accrued interest receivable	(341)	(238)
Increase in accrued interest payable	21	2
(Decrease) increase in other liabilities	(690)	129
Decrease (increase) in other assets	88	(424)
Net Cash Provided by Operating Activities	1,216	1,429
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	—	(2,115)
Sales	—	12,500
Maturities, calls and principal repayments	446	1,664
Investment securities held-to-maturity:
Maturities, calls and principal repayments	2,121	2,259
Loan originations and principal collections, net	(94,413)	(70,736)
Proceeds from death benefit of bank-owned life insurance	—	1,049
Net decrease in restricted stock	8	3
Purchases of property and equipment	(311)	(109)
Net Cash Used in Investing Activities	(92,149)	(55,485)
Cash Flows from Financing Activities
Net increase in deposits	56,577	69,179
Proceeds from long-term borrowings	35,000	15,000
Repayment of long-term borrowings	(35,000)	(15,000)
Increase in advances from borrowers for taxes and insurance	875	984
Net Cash Provided by Financing Activities	57,452	70,163
Net (Decrease) Increase in Cash and Cash Equivalents	(33,481)	16,107
Cash and Cash Equivalent – Beginning	96,762	40,263
Cash and Cash Equivalent – Ending	$63,281	$56,370
Supplementary Cash Flows Information
Interest paid	$1,845	$1,474

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

Note 2 – Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory “. The ASU requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017, with early adoption permitted as of the first interim period presented in a year. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the provisions of this ASU to determine the impact the new standard will have on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in this update supersedes the current lease accounting guidance for both the lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria that are similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of the amendment must be applied on a modified retrospective approach. The Company is currently evaluating the provisions of this ASU to determine the impact the new standard will have on the Company’s consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements

Subsequent to the issuance of the Company’s Form 10-Q for the three months ended December 31, 2016, the Company identified errors in its financial statements. Accordingly, the Company has restated the unaudited consolidated financial statements for the three months ended December 31, 2016 to reflect the error corrections, the most significant of which are as follows:

Item 1 of Part I of this Amendment No. 1 on Form 10-Q/A includes unaudited consolidated financial statements at December 31, 2016 that have been restated to correct the manner in which the Company originally accounted for the Bank’s tax account balances. The restated unaudited consolidated financial statements for the three months ended December 31, 2016 contained in this Amendment No. 1 on Form 10-Q/A reflect a decrease in net income of approximately $197,000, as well as an increase in tax liability account of $197,000, compared with the unaudited consolidated financial statements that were included in the Company’s Report on Form 10-Q for the three months ended December 31, 2016, as originally filed (the “Original Financial Statements”). The changes in Shareholders' Equity and Retained Earnings were also impacted by the corrections discussed in the Explanatory Note for the years ended September 30, 2016, 2015 and 2014. See the table below for an analysis of the impact on the unaudited consolidated balance sheets and income statements for the periods affected.

For the three months ended December 31, 2016, the correction decreased Net Income from $1.2 million to $973,000 from the amount reported in the Unaudited Consolidated Statement of Income that was included in the Original Financial Statements (the “Original Income Statement”). The correction also changed the amount reported under “Income tax expense” in the Original Income Statement from $392,000 to $489,000 for the three months ended December 31, 2016. Total Liabilities at December 31, 2016, as reported in the Unaudited Consolidated Statement of Financial Condition included in the Original Financial Statements, decreased from $783.3 million to $781.9 million, due to the decrease in Other liabilities from $3.7 million to $2.3 million. Total Shareholders’ Equity at December 31, 2016, as reported in the Unaudited Consolidated Statement of Financial Condition included in the Original Financial Statements, increased from $95.7 million to $97.1 million due to the change in Retained Earnings from $36.9 million to $38.3 million.

More detailed information regarding the correction is provided below.

In addition to the restatement of the Company’s unaudited consolidated financial statements, certain information within the following notes to the unaudited consolidated financial statements has been restated to reflect the corrections of errors discussed above as well as other related changes and/or to add disclosure language as appropriate.

Note 4. Earnings Per Common Share

Note 7. Regulatory Capital Requirements

Effects of the Restatement:

The following tables summarize the effect of the restatement on certain key items of the Original Financial Statements:

Item 1: Financial Statement- Balance Sheet (in thousands)

	December 31, 2016			September 30, 2016
	Original	Restated	Change	Original	Restated	Change
Other liabilities	$3,662	$2,293	$(1,369)	$4,549	$2,983	$(1,566)
Total Liabilities	783,267	781,898	(1,369)	726,681	725,115	(1,566)
Retained earnings	36,926	38,295	1,369	35,756	37,322	1,566
Total Shareholders’ Equity	95,735	97,104	1,369	94,591	96,157	1,566

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements (continued)

Item 1: Financial Statement- Income Statement (in thousands)

	For the Three Months Ended December 31, 2016
	Original	Restated	Change
Income tax expense	$292	$489	$197
Net Income	1,170	973	(197)

Basic Earnings Per Share	$0.18	$0.15	(0.03)
Diluted Earnings Per Share	$0.18	$0.15	(0.03)

Item 1: Financial Statement - Comprehensive Income (in thousands)

	For the Three Months Ended December 31, 2016
	Original	Restated	Change
Net Income	$1,170	$973	$(197)
Total comprehensive Income	1,073	876	(197)

Item 1: Financial Statement - Changes in Shareholders Equity (in thousands)

	For the Three Months Ended December 31, 2016			For the Three Months Ended December 31, 2015
	Original	Restated	Change	Original	Restated	Change
Net Income – Retained Earnings	$1,170	$973	$(197)	$1,344	$1,344	$—
Net Income – Total Shareholders’ Equity	1,170	973	(197)	1,344	1,344	$—
Beginning Retained Earnings Balance at	35,756	37,322	1,566	23,814	25,157	1,358
Ending Retained Earnings Balance at	36,926	38,295	1,369	25,158	26,516	1,358
Beginning Total Shareholders’ Equity Balance at	94,591	96,157	1,566	81,391	82,749	1,358
Ending Total Shareholders’ Equity Balance at	95,735	97,104	1,369	82,658	84,016	1,358

Item 1: Financial Statement - Cash Flows (in thousands)

	Three Months Ended December 31, 2016
	Original	Restated	Change
Net Income	$1,170	$973	$(197)
Decrease in other liabilities	(887)	(690)	197

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Earnings Per Share

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

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
(in thousands, except for share and per share data)	2016	2015
	(Restated)
Net Income	$973	$1,344

Weighted average shares outstanding	6,560,324	6,558,473
Average unearned ESOP shares	(141,741)	(156,141)
Basic weighted average shares outstanding	6,418,583	6,402,332

Plus: effect of dilutive options	429	n/a
Diluted weighted average common shares outstanding	6,419,012	n/a

Earnings per share:
Basic	$0.15	$0.21
Diluted	$0.15	n/a

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 - Investment Securities – (continued)

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

Note 6 - Investment Securities – (continued)

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

Note 6 - Investment Securities – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

 The Company had eight and seven loans classified as TDRs with an aggregate outstanding balance of $1.7 million and $2.2 million at December 31, 2016 and September 30, 2016, respectively. At December 31, 2016, these loans were also classified as impaired. All of the TDR loans continue to perform under the restructured terms through December 31, 2016 and we continued to accrue interest on such loan through such date. The decrease in TDRs of approximately $521,000 during fiscal 2017 was due to two commercial loans with an aggregate outstanding balance of approximately $1.3 million being paid off during the first quarter of fiscal 2017. The decrease was offset by the addition of one residential mortgage loans with an outstanding balance of $104,000 being classified as a non-performing TDR and two residential mortgage loans with an aggregate outstanding balance of $655,000 being classified as performing TDR during first quarter of fiscal 2017. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 7 - Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

Note 8 - Regulatory Matters

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

Note 8 - Regulatory Matters  – (continued)

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2016 and September 30, 2016:

					To Be Well Capitalized
	(Restated)		For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of December 31, 2016:

Tier 1 Leverage (to average assets)	$93,099	11.28%	$33,013	4.00%	$41,266	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	93,099	13.36%	31,361	4.50%	45,299	6.50%
Tier 1 Capital (to risk weighted assets)	93,099	13.36%	41,814	6.00%	55,752	8.00%
Total Capital (to risk weighted assets)	99,338	14.25%	55,752	8.00%	69,691	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$91,876	11.64%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	91,876	15.37%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	91,876	15.37%	35,859	6.00%	47,812	8.00%
Total Capital (to risk weighted assets)	97,372	16.29%	47,812	8.00%	59,765	10.00%

The Bank’s actual capital amounts and ratios are also presented in the table:

					To Be Well Capitalized
	(Restated)		For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of December 31, 2016:

Tier 1 Leverage (to average assets)	$89,334	10.75%	$33,228	4.00%	$41,536	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	89,334	12.83%	31,342	4.50%	45,271	6.50%
Tier 1 Capital (to risk weighted assets)	89,334	12.83%	41,789	6.00%	55,719	8.00%
Total Capital (to risk weighted assets)	95,573	13.72%	55,719	8.00%	69,648	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$86,596	10.98%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	86,596	14.50%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	86,596	14.50%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	92,092	15.42%	47,779	8.00%	59,723	10.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Derivatives and Hedging Activities

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

Note 9 – Derivatives and Hedging Activities  – (continued)

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

Note 10 - Fair Value Measurements  – (continued)

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

Note 10 - Fair Value Measurements  – (continued)

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

Note 10 - Fair Value Measurements  – (continued)

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

Note 10 - Fair Value Measurements  – (continued)

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

Note 10 - Fair Value Measurements  – (continued)

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

Note 11 – Income Taxes

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

Note 12 – Comprehensive Income (Loss)

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

Note 12 – Comprehensive Income (Loss)  – (continued)

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

Note 13 – Equity Based Incentive Compensation Plan

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

Note 13 – Equity Based Incentive Compensation Plan  – (continued)

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

The following is a summary of stock option activity for the three months ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	5,000	$16.02
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	—	—
Outstanding, at December 31, 2016	5,000	$16.02	9.246	$25,650
Vested and expected to vest, at December 31, 2016	5,000	$16.02	9.246	$25,650

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended December 31, 2016:

	Shares	Weighted Average Fair Value
Nonvested at September 30, 2016	1,930	$17.40
Granted	—	—
Vested	(337)	21.15
Forfeited/cancelled/expired	(241)	17.40
Nonvested at December 31, 2016	1,352	$17.40

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

Reference is made to the Explanatory Note at the beginning of this Amendment, which is incorporated herein. Certain amounts in the Management’s Discussion and Analysis have been restated in accordance with adjustments reflected in the Explanatory Note.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains certain forward looking statements (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: ’‘believes,’’ ’‘expects,’’ ’‘anticipates,’’ ’‘plans,’’ ’‘trend,’’ ’‘objective,’’ ’‘continue,’’ ’‘remain,’’ ’‘pattern,’’ or words of similar meaning, or future or conditional terms such as ’‘will,’’ ’‘would,’’ ’’should,’’ ’‘could,’’ ’‘might,’’ ’‘can,’’ or ’‘may.’’ Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of regulatory and legal investigations and proceedings may not be anticipated.

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

Earnings (As Restated)

 Net income available to common shareholders for the three months ended December 31, 2016 amounted to $973,000, or $0.15 per fully diluted common share, a decrease of $371,000, or 27.6 percent, as compared with net income of $1.3 million, or $0.21 per common share, for the quarter ended December 31, 2015. The annualized return on average assets was 0.47 percent for the three months ended December 31, 2016, compared to annualized return on average assets of 0.79 percent for three months ended December 31, 2015. The annualized return on average shareholders’ equity was 4.03 percent for the three-month period ended December 31, 2016, compared to 6.55 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2015.

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

	Three Months Ended December 31,
	2016			2015
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$612,388	$6,315	4.12%	$420,601	$4,549	4.33%
Investment securities	104,645	686	2.62	179,979	1,136	2.52
Interest-bearing cash accounts	79,067	93	0.47	24,342	18	0.30
Dividends, restricted stock	5,419	64	4.72	4,763	54	4.53
Total interest-earning assets	801,519	7,158	3.57	629,685	5,757	3.66
Non interest-earning assets:
Cash and due from banks	1,334			24,040
Bank-owned life insurance	18,483			17,969
Other assets	19,759			14,336
Allowance for loan losses	(5,650)			(4,662)
Total non interest-earning assets	33,926			51,683
Total assets	$835,445			$681,368
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$181,100	$315	0.70%	$118,126	$165	0.56%
Savings deposits	44,445	10	0.09	45,736	6	0.05
Certificates of deposit	258,504	947	1.47	212,425	769	1.45
Other interest-bearing deposits	97,789	52	91	84,712	24	0.11
Total interest-bearing deposits	581,838	1,324	0.84	460,999	964	0.84
Borrowings	118,245	542	1.83	102,998	512	1.99
Total interest-bearing liabilities	700,083	1,866	1.07	563,997	1,476	1.05
Non interest-bearing liabilities:
Demand deposits	33,330			28,604
Other liabilities(1)(2)	5,503			6,688
Total non interest-bearing liabilities(1)(2)	38,833			35,292
Shareholders’ equity(1)(2)	96,529			82,079
Total liabilities and shareholders’ equity	$835,445			$681,368
Net interest income (tax equivalent basis)		5,292			4,281
Net interest spread			2.50%			2.61%
Net interest margin (tax equivalent basis)			2.64%			2.72%
Tax equivalent effect			0.03%			0.05%
Net interest margin on a GAAP basis			2.61%			2.67%
Tax-equivalent adjustment (2)		(53)			(70)
Net interest income		$5,239			$4,211

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) Computed using a federal income tax rate of 34 percent for the periods ended December 31, 2016 and 2015.

(3) Certain previously reported amounts have been restated to correct an error in the financial statements. See Footnote 3 to the unaudited consolidated statements included in part I, Item 1 on this Form 10-Q/A.

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

At December 31, 2016 , the Company had $110.7 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Company’s “Approved, Accepted but Unfunded” pipeline, which includes approximately $9.0 million in construction and $58.0 million in commercial real estate loans, $9.6 million in commercial term loans and lines of credit and $1.9 million in residential mortgage loans expected to fund over the next 90 days.

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

Non-accrual loans were $1.8 million at December 31, 2016, as compared to $1.6 million at September 30, 2016 and $795,000 at December 31, 2015. Other real estate owned (“OREO”) was zero at December 31, 2016 and September 30, 2016, and $1.2 million at December 31, 2015, respectively. Total performing troubled debt restructured loans were $1.4 million at December 31, 2016, $2.0 million at September 30, 2016 and $1.6 million at December 31, 2015, respectively. The decrease in performing troubled debt restructured loans at December 31, 2016 compared to September 30, 2016 was primarily due to one commercial loan, with an outstanding balance of approximately $886,000, being sold during the first quarter of fiscal 2017, as well as a commercial loan with an outstanding balance of $386,000 being paid off. These decreases were offset by two residential mortgage loans with an aggregate outstanding balance of $655,000 being classified as a performing TDR during first quarter of fiscal 2017.

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

Provision for Income Taxes (As Restated)

 For the quarter ended December 31, 2016, the Company recorded $489,000 in tax expense compared to no income tax expense for the quarter ended December 31, 2015. The effective tax rates for the quarterly periods ended December 31, 2016 and 2015 was 33.4 percent and 0.0 percent, respectively.

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

Cash Flows (As Restated)

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2016, cash and cash equivalents decreased by $33.5 million over the balance at September 30, 2016. Net cash of $1.2 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $973,000 was adjusted principally by amortization of premiums and accretion of discounts on investment securities net of $456,000, an increase in other assets of $88,000 and a decrease in other liabilities of $690,000. Net cash used by investing activities amounted to approximately $92.1 million, primarily reflecting a net increase in loans of $94.4 million. Net cash of $57.5 million was provided by financing activities, primarily from the increase in deposits of $56.6 million.

Shareholders’ Equity (As Restated)

 Total shareholders’ equity amounted to $97.1 million, or 11.1 percent of total assets, at December 31, 2016, compared to $96.2 million or 11.7 percent of total assets at September 30, 2016. Book value per common share was $14.80 at December 31, 2016, compared to $14.66 at September 30, 2016.

	December 31,	September 30,
	2016	2016
	(in thousands, except for share data)
Shareholders’ equity	$97,104	$96,157

Book value per common share	$14.80	$14.66

Capital (As Restated)

At December 31, 2016, the Bank’s common equity tier 1 ratio was 12.83 percent, tier 1 leverage ratio was 10.75 percent, tier 1 risk-based capital ratio was 12.83 percent and the total risk-based capital ratio was 13.72 percent. At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.50 percent, tier 1 leverage ratio was 10.98 percent, tier 1 risk-based capital ratio was 14.50 percent and the total risk-based capital ratio was 15.42 percent. At December 31, 2016, the Bank was in compliance with all applicable regulatory capital requirements.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness described below.

As we previously disclosed, in November 2017, we were advised by BDO USA, LLP (“BDO”), our independent registered public accounting firm, that BDO had concluded that a material weakness in our internal controls over financial reporting existed, and that BDO’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 in Item 9A of the Company’s fiscal 2016 10-K that the Company’ internal control over financial reporting was effective as of September 30, 2016, should no longer be relied upon. BDO also informed us at that time that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s completed interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. We are restating the Specified Financial Statements, which are being included in amendments to the Company’s fiscal 2016 10-K and 10-Qs for the first three quarters of fiscal 2017 (including this Amendment to Form 10-Q).

The matters described above related to our income tax account balances. Management has implemented a more formal review and documentation process around the accounting for income tax which management believes will strengthen the Company’s overall internal control over financial reporting.

Management concluded that because of the matters described above, the Company’s internal control over financial reporting was not effective as of the end of the period covered by this report. Management believes that the material weakness described above has been remediated as of the filing of this Amendment to Form 10-Q.

Other than as described above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended September 30, 2016. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended September 30, 2016.

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