Form 10-Q/A
period 2017-03-31
MALVERN BANCORP, INC.
filed 2017-12-18
CIK 1550603

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

EXPLANATORY NOTE

As previously reported in a Form 8-K filed on November 28, 2017 (the “Item 4.02 8-K”), on November 21, 2017, Malvern Bancorp, Inc. (the “Company”) was advised by BDO USA, LLP (“BDO”), its independent registered public accounting firm, that the Company should disclose that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. As a result of the foregoing, the Company is restating the Specified Financial Statements. The audited annual financial statements for the fiscal years ended September 30, 2016 and 2015, each of the years in the two year period ended September 30, 2016, as included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was originally filed on December 14, 2016 (the “Original 10-K Filing”), have been restated as set forth in the Company’s Amendment No. 1 on Form 10-K/A (the “10-K Amendment”). Restatements of the Company’s consolidated interim financial statements for the period ended December 31, 2016 has been filed in amendment to the Company’s Quarterly Report on Form 10-Q/A for such period. The unaudited interim financial statements for the period ended March 31, 2017, as included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, which was originally filed on May 10, 2017 (the “Original Second Quarter-Fiscal 2017 10-Q Filing”), have been restated as set forth in this Amendment No. 1 on Form 10-Q/A (this “Amendment”).

Also as previously reported in the Item 4.02 8-K, BDO also advised the Company that they have concluded that a material weakness in the Company’s internal controls over financial reporting existed, and that BDO’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 in Item 9A of the Original 10-K Filing that the Company’s internal control over financial reporting was effective as of September 30, 2016, should no longer be relied upon.

The matters described above relate to the Company’s income tax account balances. The effect of these matters is to increase net income for fiscal 2016 by approximately $208,000, fiscal 2015 by approximately $970,000 and fiscal 2014 by approximately $388,000. As of and for the three months and six months ended March 31, 2017, the net effect is a decrease to net income of approximately $239,000 and 436,000 respectively, and an increase in tax liability account of $239,000 and 436,000 for the three and six months ended March 31, 2017. Please refer to the table below for an analysis of the impact on the consolidated balance sheets and income statements for the periods affected.

	For Year Ended September 30,
	2014			2015			2016
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Total Assets	$542,264	—	$542,264	$655,690	—	$655,690	$821,272	—	$821,272

Liabilities and Shareholders’ Equity

Other liabilities	2,604	(388)	2,216	3,575	(1,358)	2,217	4,549	(1,566)	2,983
Total Liabilities	465,492	(388)	465,104	574,299	(1,358)	572,941	726,681	(1,566)	725,115

Total Shareholders’ Equity	76,772	388	77,160	81,391	1,358	82,749	94,591	1,566	96,157
Total Liabilities and Shareholders’ Equity	$542,264	—	$542,264	$655,690	—	$655,690	$821,272	—	$821,272

	At December 31, 2016			At March 31, 2017			At June 30, 2017
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Total Assets	$879,002	—	$879,002	$961,815	—	$961,815	$1,010,908	—	$1,010,908

Liabilities and Shareholders’ Equity

Other liabilities	3,662	(1,369)	2,293	3,206	(1,130)	2,076	4,697	(770)	3,927
Total Liabilities	783,267	(1,369)	781,898	864,351	(1,130)	863,221	911,245	(770)	910,475

Total Shareholders’ Equity	95,735	1,369	97,104	97,464	1,130	98,594	99,663	770	100,433
Total Liabilities and Shareholders’ Equity	$879,002	—	$879,002	$961,815	—	$961,815	$1,010,908	—	$1,010,908

	For Year Ended September 30,
	2014			2015			2016
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Income (Loss) before income tax expense	$334	—	$344	$3,698	—	$3,698	$5,976	—	$5,976
Income tax benefit (expense)	(21)	388	367	—	970	$970	5,966	208	$6,174
Net Income (Loss)	$323	388	711	$3,698	970	$4,668	$11,942	208	$12,150

Basic Earnings Per Share	$0.05	0.06	$0.11	$0.58	0.15	$0.73	$1.86	0.04	$1.90
Diluted Earnings Per Share	n/a	n/a	n/a	n/a	n/a	n/a	$1.86	0.04	$1.90

	For The Three Months Ended,
	December 31, 2016			March 31, 2017			June 30, 2017
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Income (Loss) before income tax expense	$1,462	—	$1,462	$1,758	—	$1,758	$2,582	—	$2,582
Income tax benefit (expense)	(292)	(197)	(489)	(349)	(239)	(588)	(503)	(360)	(863)
Net Income (Loss)	$1,170	(197)	$973	$1,409	(239)	$1,170	$2,079	(360)	$1,719

Basic Earnings Per Share	$0.18	(0.03)	$0.15	$0.22	(0.04)	$0.18	$0.32	(0.05)	$0.27
Diluted Earnings Per Share	$0.18	(0.03)	$0.15	$0.22	(0.04)	$0.18	$0.32	(0.05)	$0.27

These matters have no effect on the Company’s cash position, net interest margin, pre tax income or the Company’s operating expenses.

We are filing this Amendment to the Original Second Quarter-Fiscal 2017 10-Q filing in order to:

●	amend Item 1, “Financial Statements,” to restate the unaudited consolidated interim financial statements previously issued in the Original Second Quarter-Fiscal 2017 10-Q Filing to make corrections described in the third paragraph of this Explanatory Note (as so restated, the “Restated Second Quarter-Fiscal 2017 Financials”);

●	amend Item 1A, “Risk Factors”, to refer to the Risk Factors included in the Original 10-K Filing, as amended by the 10-K Amendment;

●	make revisions to other sections of the Original Second Quarter-Fiscal 2017 10-Q Filing to account for corrections included in the Restated Second Quarter-Fiscal 20l7 Financials, in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

●	amend Item 4, “Controls and Procedures” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and changes to our internal control over financial reporting.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of the Company’s principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. Similarly, revised XBRL exhibits are being filed as exhibits to this Amendment. As a result, Item 6, “Exhibits”, has also been modified.

This Amendment should be read in conjunction with the Original Second Quarter-Fiscal 2017 10-Q Filing, which continues to speak as of the date of the Original Second Quarter-Fiscal 2017 10-Q Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Second Quarter-Fiscal 2017 10-Q Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Second Quarter-Fiscal 2017 10-Q Filing or modify or update any related or other disclosures.

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

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2017	September 30, 2016
	(Dollars in thousands, except per share data)
	(Restated - Note 3)
Assets
Cash and due from depository institutions	$1,716	$1,297
Interest bearing deposits in depository institutions	64,036	95,465
Cash and Cash Equivalents	65,752	96,762
Investment securities available for sale, at fair value	61,672	66,387
Investment securities held to maturity, at cost (fair value of $36,441 and $40,817, respectively)	37,060	40,551
Restricted stock, at cost	5,397	5,424
Loans receivable, net of allowance for loan losses of $7,181 and $5,434, respectively	752,708	574,160
Accrued interest receivable	3,177	2,558
Property and equipment, net	6,896	6,637
Deferred income taxes, net	7,881	8,827
Bank-owned life insurance	18,673	18,418
Other assets	2,599	1,548
Total Assets	$961,815	$821,272

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$45,303	$34,547
Deposits-interest-bearing	658,969	567,499
Total Deposits	704,272	602,046
FHLB advances	118,000	118,000
Other short-term borrowing	10,000	—
Subordinated debt	25,000	—
Advances from borrowers for taxes and insurance	3,224	1,659
Accrued interest payable	649	427
Other liabilities	2,076	2,983
Total Liabilities	863,221	725,115

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, issued and outstanding: 6,572,684 shares at March 31, 2017 and 6,560,403 shares at September 30, 2016	66	66
Additional paid-in-capital	60,536	60,461
Retained earnings	39,465	37,322
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,556)	(1,629)
Accumulated other comprehensive income (loss)	83	(63)
Total Shareholders’ Equity	98,594	96,157
Total Liabilities and Shareholders’ Equity	$961,815	$821,272

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except for per share data)	2017	2016	2017	2016
	(Restated - Note 3)		(Restated - Note 3)
Interest and Dividend Income
Loans, including fees	$7,367	$5,121	$13,680	$9,666
Investment securities, taxable	470	795	942	1,670
Investment securities, tax-exempt	159	190	322	385
Dividends, restricted stock	64	63	128	117
Interest-bearing cash accounts	115	41	208	59
Total Interest and Dividend Income	8,175	6,210	15,280	11,897
Interest Expense
Deposits	1,424	1,161	2,748	2,125
Short-term borrowings	11	—	11	—
Long-term borrowings	528	549	1,070	1,061
Subordinated debt	221	—	221	—
Total Interest Expense	2,184	1,710	4,050	3,186
Net interest income	5,991	4,500	11,230	8,711
Provision for Loan Losses	997	375	1,657	375
Net Interest Income after Provision for Loan Losses	4,994	4,125	9,573	8,336
Other Income
Service charges and other fees	274	227	497	438
Rental income-other	55	50	110	100
Net gains on sales of investments, net	58	61	58	192
Net gains on sale of loans, net	30	36	75	70
Earnings on bank-owned life insurance	125	127	255	259
Total Other Income	542	501	995	1,059
Other Expense
Salaries and employee benefits	1,804	1,522	3,516	3,021
Occupancy expense	514	456	1,008	879
Federal deposit insurance premium	91	232	95	432
Advertising	73	25	124	55
Data processing	301	270	603	567
Professional fees	399	361	800	761
Other real estate owned expense, net	—	8	—	7
Other operating expenses	596	486	1,202	1,063
Total Other Expense	3,778	3,360	7,348	6,785
Income before income tax expense	1,758	1,266	3,220	2,610
Income tax expense	588	—	1,077	—
Net Income	$1,170	$1,266	$2,143	$2,610

Earnings Per Common Share:
Basic	$0.18	$0.20	$0.33	$0.41
Diluted	$0.18	$0.20	$0.33	$0.41
Weighted Average Common Shares Outstanding:
Basic	6,427,309	6,408,167	6,422,899	6,405,234
Diluted	6,427,932	6,408,167	6,423,269	6,405,234

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2017	2016	2017	2016
	(Restated - Note 3)		(Restated - Note 3)
Net Income	$1,170	$1,266	$2,143	$2,610
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	352	1,620	(745)	1,139
Tax effect	(120)	(551)	253	(388)
Net of tax amount	232	1,069	(492)	751
Reclassification adjustment for net gains arising during the period(1)	(58)	(61)	(58)	(192)
Tax effect	20	21	20	65
Net of tax amount	(38)	(40)	(38)	(127)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	2	2	6	4
Tax effect	(1)	(1)	(2)	(1)
Net of tax amount	1	1	4	3
Fair value adjustments on derivatives	74	(494)	1,019	(249)
Tax effect	(26)	168	(347)	191
Net of tax amount	48	(326)	672	(58)
Total other comprehensive income	243	704	146	569
Total comprehensive income	$1,413	$1,970	$2,289	$3,179

(1)	Amounts are included in net gains on sales of investments, net on the Consolidated Statements of Operations in total other income.

(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	(in thousands, except share data)
	(Restated - Note 3)
Balance, October 1, 2015	$66	$60,365	$25,172	$(1,775)	$(1,079)	$82,749
Net Income	—	—	2,610	—	—	2,610
Other comprehensive income	—	—	—	—	569	569
Committed to be released ESOP shares (7,200 shares)	—	47	—	73	—	120
Balance, March 31, 2016	$66	$60,412	$27,782	$(1,702)	$(510)	$86,048

Balance, October 1, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157
Net Income	—	—	2,143	—	—	2,143
Other comprehensive income	—	—	—	—	146	146
Committed to be released ESOP shares (7,200 shares)	—	71	—	73	—	144
Stock based compensation	—	4	—	—	—	4
Balance, March 31, 2017	$66	$60,536	$39,465	$(1,556)	$83	$98,594

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2017	2016
	(Restated - Note 3)
Cash Flows from Operating Activities
Net income	$2,143	$2,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	361	316
Provision for loan losses	1,657	375
Deferred income taxes expense	871	540
ESOP expense	144	120
Stock based compensation	4	—
Amortization of premiums and discounts on investment securities, net	480	607
(Accretions) amortization of loan origination fees and costs	(876)	823
Amortization of mortgage service rights	31	32
Net gain on sale of investment securities available-for-sale	(58)	(192)
Net gain on sale of secondary market loans	(75)	(70)
Proceeds on sale of secondary market loans	3,892	3,614
Originations of secondary market loans	(3,817)	(3,544)
Gain on sale of other real estate owned	—	(45)
Write down of other real estate owned	—	20
Earnings on bank-owned life insurance	(255)	(259)
Increase in accrued interest receivable	(619)	(138)
Increase in accrued interest payable	222	40
(Decrease) increase in other liabilities	(907)	281
Increase in other assets	(510)	(467)
Net Cash Provided by Operating Activities	2,688	4,663
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	—	(2,115)
Sales	3,903	29,541
Maturities, calls and principal repayments	151	637
Investment securities held-to-maturity:
Maturities, calls and principal repayments	3,379	4,881
(Loan originations) and principal collections, net	(179,329)	(124,985)
Proceeds from sale of other real estate owned	—	493
Proceeds from death benefit of bank-owned life insurance	—	1,049
Net decrease (increase) in restricted stock	27	(788)
Purchases of property and equipment	(620)	(271)
Net Cash Used in Investing Activities	(172,489)	(91,558)
Cash Flows from Financing Activities
Net increase in deposits	102,226	83,268
Net increase in short-term borrowings	10,000	—
Proceeds from long-term borrowings	70,000	50,000
Repayment of long-term borrowings	(70,000)	(30,000)
Increase in advances from borrowers for taxes and insurance	1,565	1,407
Proceeds from issuance of subordinate debt	25,000	—
Net Cash Provided by Financing Activities	138,791	104,675
Net (Decrease) Increase in Cash and Cash Equivalents	(31,010)	17,780
Cash and Cash Equivalent – Beginning	96,762	40,263
Cash and Cash Equivalent – Ending	$65,752	$58,043
Supplementary Cash Flows Information
Interest paid	$3,828	$3,146

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires that the service cost component of net benefit costs of pension and postretirement benefit plans be reported in the same line item as other compensation costs in the Consolidated Statements of Income. The other components of net benefit cost will be required to be presented in a separate line item. The guidance also specifies that only the service cost component will be eligible for capitalization. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

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

Note 3 - Correction of Error in Financial Statements

Subsequent to the issuance of the Company’s Form 10-Q for the three and six months ended March 31, 2017, the Company identified errors in its financial statements. Accordingly, the Company has restated the unaudited consolidated financial statements for the three and six months ended March 31, 2017 to reflect the error corrections, the most significant of which are as follows:

Item 1 of Part I of this Amendment No. 1 on Form 10-Q/A includes unaudited consolidated financial statements at March 31, 2017 that have been restated to correct the manner in which the Company originally accounted for the Bank’s tax account balances. The restated unaudited consolidated financial statements for the three and six months ended March 31, 2017 contained in this Amendment No. 1 on Form 10-Q/A reflect a decrease in net income of approximately $239,000 and $436,000, respectively, as well as an increase in tax liability account of $239,000 and $436,000, respectively, for the three and six months ended March 31, 2017, compared with the unaudited consolidated financial statements that were included in the Company’s Report on Form 10-Q for the three and six months ended March 31, 2017 (the “Original Financial Statements”). The changes in Shareholders’ Equity and Retained Earnings were also impacted by the corrections discussed in the Explanatory Note for the years ended September 30, 2016, 2015 and 2014. See the table below for an analysis of the impact on the unaudited consolidated balance sheets and income statements for the periods affected.

For the three months ended March 31, 2017, the correction decreased Net Income from $1.4 million to $1.2million and decreased Net Income from $2.6 million to $2.1 million for the six months ended March 31, 2017 from the amount reported in the Unaudited Consolidated Statement of Income that was included in the Original Financial Statements (the “Original Income Statement”). The correction also changed the amount reported under “Income tax expense” in the Original Income Statement from $349,000 to $588,000 for the three months ended March 31, 2017 and from $641,000 to $1.1 million for the six months ended March 31, 2017. Total Liabilities at March 31, 2017, as reported in the Unaudited Consolidated Statement of Financial Condition included in the Original Financial Statements, decreased from $864.3 million to $863.2 million, due to the decrease in Other liabilities from $3.2 million to $2.1 million. Total Shareholders’ Equity at March 31, 2017, as reported in the Unaudited Consolidated Statement of Financial Condition included in the Original Financial Statements, increased from $97.5 million to $98.6 million due to the change in Retained Earnings from $38.3 million to $39.4 million.

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

Note 4. Earnings Per Common Share

Note 7. Regulatory Capital Requirements

Effects of the Restatement:

The following tables summarize the effect of the restatement on certain key items of the Original Financial Statements:

Item 1: Financial Statement- Balance Sheet (in thousands)

	March 31, 2017			September 30, 2016
	Original	Restated	Change	Original	Restated	Change
Other liabilities	$3,206	$2,076	$(1,130)	$4,549	$2,983	$(1,566)
Total Liabilities	864,351	863,221	(1,130)	726,681	725,115	(1,566)
Retained earnings	38,335	39,465	1,130	35,756	37,322	1,566
Total Shareholders’ Equity	97,464	98,594	1,130	94,591	96,157	1,566

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements – (continued)

Item 1: Financial Statement- Income Statement (in thousands)

	For the Three Months Ended March 31, 2017			For the Six Months Ended March 31, 2017
	Original	Restated	Change	Original	Restated	Change
Income tax expense	$349	$588	$239	$641	$1,077	$436
Net Income	1,409	1,770	(239)	2,579	2,143	(436)

Basic Earnings Per Share	$0.22	$0.18	(0.04)	$0.40	$0.33	(0.07)
Diluted Earnings Per Share	$0.22	$0.18	(0.04)	$0.40	$0.33	(0.07)

Item 1: Financial Statement - Comprehensive Income (in thousands)

	For the Three Months Ended March 31, 2017			For the Six Months Ended March 31, 2017
	Original	Restated	Change	Original	Restated	Change
Net Income	$1,409	$1,770	$(239)	$2,579	$2,143	$(436)
Total comprehensive Income	1,652	1,413	(239)	2,725	2,289	(436)

Item 1: Financial Statement - Changes in Shareholders Equity (in thousands)

	For the Six Months Ended March 31, 2017			For the Six Months Ended March 31, 2016
	Original	Restated	Change	Original	Restated	Change
Net Income – Retained Earnings	$2,579	$2,143	$(4,366)	$2,610	$2,610	$—
Net Income – Total Shareholders’ Equity	2,579	2,143	(4,366)	2,610	2,610	$—
Beginning Retained Earnings Balance at	35,756	37,322	1,566	23,814	25,157	1,358
Ending Retained Earnings Balance at	38,335	39,465	1,130	26,424	27,782	1,358
Beginning Total Shareholders’ Equity Balance at	94,591	96,157	1,566	81,391	82,749	1,358
Ending Total Shareholders’ Equity Balance at	94,591	98,594	1,130	84,690	86,048	1,358

Item 1: Financial Statement - Cash Flows (in thousands)

	Six Months Ended March 31, 2017
	Original	Restated	Change
Net Income	$2,579	$2,143	$(436)
Decrease in other liabilities	(1,343)	(907)	436

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4– Earnings Per Share – (continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except for share data)	2017	2016	2017	2016
	(Restated)		(Restated)
Net Income	$1,170	$1,266	$2,143	$2,610

Weighted average shares outstanding	6,565,461	6,560,713	6,562,865	6,559,587
Average unearned ESOP shares	(138,152)	(152,546)	(139,966)	(154,353)
Basic weighted average shares outstanding	6,427,309	6,408,167	6,422,899	6,405,234

Plus: effect of dilutive options	623	—	370	—
Diluted weighted average common shares outstanding	6,427,932	6,408,167	6,423,269	6,405,234

Earnings per share:
Basic	$0.18	$0.20	$0.33	$0.41
Diluted	$0.18	$0.20	$0.33	$0.41

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

	Three Months Ended March 31, 2017
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,162	$874	$90	$2,215	$106	$208	$111	$408	$28	$975	$6,177
Charge-offs	—	—	—	—	—	—	—	(50)	—	—	(50)
Recoveries	—	—	—	26	—	1	1	25	4	—	57
Provision (Credit)	(120)	469	38	238	(39)	160	(5)	32	(12)	236	997
Ending Balance	$1,042	$1,343	$128	$2,479	$67	$369	$107	$415	$20	$1,211	$7,181

	Three Months Ended March 31, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,297	$46	$106	$1,841	$93	$167	$128	$660	$18	$220	$4,576
Charge-offs	—	—	—	(1)	—	—	—	(58)	(43)	—	(102)
Recoveries	40	16	—	1	—	1	—	23	7	—	88
Provision (Credit)	62	12	—	(312)	58	25	5	(45)	47	523	375
Ending Balance	$1,399	$74	$106	$1,529	$151	$193	$133	$580	$29	$743	$4,937

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Six Months Ended March 31, 2017
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	(121)	(5)	—	(126)
Recoveries	—	90	—	30	—	6	2	82	6	—	216
Provisions	(159)	1,054	31	575	(42)	205	(11)	(13)	(15)	32	1,657
Ending Balance	$1,042	$1,343	$128	$2,479	$67	$369	$107	$415	$20	$1,211	$7,181
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$116	$—	$99	$—	$—	$215
Ending balance: collectively evaluated for impairment	$1,042	$1,343	$128	$2,479	$67	$253	$107	$316	$20	$1,211	$6,966

Loans receivable:
Ending balance	$192,775	$46,721	$14,322	$383,170	$12,838	$63,551	$19,214	$25,103	$1,512		$759,206
Ending balance: individually evaluated for impairment	$2,094	$109	$—	$752	$—	$249	$60	$174	$—		$3,438
Ending balance: collectively evaluated for impairment	$190,681	$46,612	$14,322	$382,418	$12,838	$63,302	$19,154	$24,929	$1,512		$755,768

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Six Months Ended March 31, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	—	—	(99)	—	—	—	(255)	(43)	—	(406)
Recoveries	40	204	—	3	—	2	—	44	8	—	301
Provisions	(118)	(160)	71	390	47	83	(6)	30	40	(2)	375
Ending Balance	$1,399	$74	$106	$1,529	$151	$193	$133	$580	$29	$743	$4,937
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$24	$—	$—	$24
Ending balance: collectively evaluated for impairment	$1,399	$74	$106	$1,529	$151	$193	$133	$556	$29	$743	$4,913

Loans receivable:
Ending balance	$214,207	$10,796	$7,755	$173,160	$20,548	$34,585	$21,712	$33,987	$2,041		$518,791
Ending balance: individually evaluated for impairment	$624	$121	$—	$1,468	$—	$—	$20	$197	$—		$2,430
Ending balance: collectively evaluated for impairment	$213,583	$10,675	$7,755	$171,692	$20,548	$34,585	$21,692	$33,790	$2,041		$516,361

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses – (continued)

	Year Ended September 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	—	(99)	—	—	—	(291)	(70)	—	(560)
Recoveries	17	243	—	3	—	3	1	100	13	—	380
Provisions	(293)	17	62	735	5	47	(24)	(103)	67	434	947
Ending Balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$23	$—	$—	$23
Ending balance: collectively evaluated for impairment	$1,201	$199	$97	$1,874	$109	$158	$116	$444	$34	$1,179	$5,411

Loans receivable:
Ending balance	$209,186	$18,579	$10,013	$231,439	$19,515	$38,779	$19,757	$29,204	$1,914		$578,386
Ending balance: individually evaluated for impairment	$1,159	$109	$—	$2,039	$—	$—	$74	$277	$—		$3,658
Ending balance: collectively evaluated for impairment	$208,027	$18,470	$10,013	$229,400	$19,515	$38,779	$19,683	$28,927	$1,914		$574,728

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses – (continued)

The following table shows the activity in loans which were first deemed to be TDRs during the three and six months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017			2016
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$234	$234	—	$—	$—
Commercial:
Commercial real estate	1	193	193	—	—	—
Consumer:
Second mortgages	2	81	81	—	—	—
Total	4	$508	$508	—	$—	$—

	For the Six Months Ended March 31,
	2017			2016
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	3	$889	$889	—	$—	$—
Commercial:
Commercial real estate	1	193	193	—	—	—
Consumer:
Second mortgages	2	81	81	—	—	—
Total	6	$1,163	$1,163	—	$—	$—

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

The subordinated debentures were structured to qualify as Tier 2 capital for regulatory purposes. The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2017 and September 30, 2016:

					To Be Well Capitalized
	(Restated)		For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2017:

Tier 1 Leverage (to average assets)	$95,169	10.44%	$36,458	4.00%	$45,572	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	95,169	12.23%	35,029	4.50%	50,597	6.50%
Tier 1 Capital (to risk weighted assets)	95,169	12.23%	46,705	6.00%	62,274	8.00%
Total Capital (to risk weighted assets)	126,925	16.31%	62,274	8.00%	77,842	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$91,876	11.64%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	91,876	15.37%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	91,876	15.37%	35,859	6.00%	47,812	8.00%
Total Capital (to risk weighted assets)	97,372	16.29%	47,812	8.00%	59,765	10.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Regulatory Matters – (continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2017 and September 30, 2016:

					To Be Well Capitalized
	(Restated)		For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2017:

Tier 1 Leverage (to average assets)	$113,566	12.47%	$36,428	4.00%	$45,535	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	113,566	14.67%	34,834	4.50%	50,315	6.50%
Tier 1 Capital (to risk weighted assets)	113,566	14.67%	46,445	6.00%	61,927	8.00%
Total Capital (to risk weighted assets)	120,827	15.61%	61,927	8.00%	77,408	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$86,596	10.98%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	86,596	14.50%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	86,596	14.50%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	92,092	15.42%	47,779	8.00%	59,723	10.00%

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

Note 10 – Fair Value Measurements – (continued)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements – (continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2017 and September 30, 2016 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2017:
Financial assets:
Cash and cash equivalents	$65,752	$65,752	$65,752	$—	$—
Investment securities available-for-sale	61,672	61,672	250	61,422	—
Investment securities held-to-maturity	37,060	36,441	—	36,441	—
Loans receivable, net (including impaired loans)	752,708	753,835	—	—	753,835
Accrued interest receivable	3,177	3,177	—	3,177	—
Restricted stock	5,397	5,397	—	5,397	—
Mortgage servicing rights (included in Other Assets)	297	312	—	312	—
Derivatives (included in Other Assets)	478	478	—	478	—
Financial liabilities:
Savings accounts	43,913	43,913	—	43,913	—
Checking and NOW accounts	147,828	147,828	—	147,828	—
Money market accounts	251,671	251,671	—	251,671	—
Certificates of deposit	260,860	263,123	—	263,123	—
FHLB advances	118,000	118,857	—	118,857	—
Short-term borrowing	10,000	10,000	—	10,000	—
Subordinated debt	25,000	25,000	—	25,000	—
Accrued interest payable	649	649	—	649	—
September 30, 2016:
Financial assets:
Cash and cash equivalents	$96,762	$96,762	$96,762	$—	$—
Investment securities available-for-sale	66,387	66,387	—	66,387	—
Investment securities held-to-maturity	40,551	40,817	—	40,817	—
Loans receivable, net (including impaired loans)	574,160	589,844	—	—	589,844
Accrued interest receivable	2,558	2,558	—	2,558	—
Restricted stock	5,424	5,424	—	5,424	—
Mortgage servicing rights (included in Other Assets)	328	308	—	308	—
Financial liabilities:
Savings accounts	44,714	44,714	—	44,714
Checking and NOW accounts	129,588	129,588	—	129,588	—
Money market accounts	177,486	177,486	—	177,486	—
Certificates of deposit	250,258	252,232	—	252,232	—
FHLB advances	118,000	119,946	—	119,946	—
Derivatives (included in Other Liabilities)	542	542	—	542	—
Accrued interest payable	427	427	—	427	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

Deferred income taxes at March 31, 2017 and September 30, 2016 were as follows:

	March 31,	September 30,
	2017	2016
	(in thousands)
Deferred Tax Assets:
Unrealized loss on investments available-for-sale	$119	$—
Allowance for loan losses	3,894	3,299
Non-accrual interest	39	56
Alternative minimum tax (AMT) credit carryover	390	287
Low-income housing tax credit carryover	217	217
Supplement Employer Retirement Plan	415	412
Charitable contributions	70	61
Depreciation	116	60
Federal net operating loss	2,734	4,344
Other	455	651
Total Deferred Tax Assets	8,449	9,387
Valuation allowance for DTA	(70)	(61)
Total Deferred Tax Assets, Net of Valuation Allowance	8,379	9,326
Deferred Tax Liabilities:
Unrealized gain on investments available-for-sale	—	(152)
Unrealized gain on derivatives	(162)	—
Mortgage servicing rights	(101)	(112)
Other	(235)	(235)
Total Deferred Tax Liabilities	(498)	(499)
Deferred Tax Assets, Net	$7,881	$8,827

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	March 31,	September 30,
	2017	2016
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(351)	$447
Tax effect	119	(152)
Net of tax amount	(232)	295

Fair value adjustments on derivatives	478	(542)
Tax effect	(163)	184
Net of tax amount	315	(358)

Total accumulated other comprehensive income (loss)	$83	$(63)

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Net unrealized holding gains (losses) on available-for-sale securities	$352	$1,620	$(745)	$1,139

Net realized gains on securities available-for-sale	(58)	(61)	(58)	(192)

Amortization (accretion) of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	2	2	6	4

Fair value adjustments on derivatives	74	(494)	1,019	(249)

Other comprehensive income before taxes	370	1,067	222	702
Tax effect	(127)	(363)	(76)	(133)
Total comprehensive income	$243	$704	$146	$569

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

The assumptions used in determining the fair value of stock option grants for the quarter ended March 31, 2017 are as follows:

Weighted average fair value of awards	$6.99
Risk-free rate	2.17%
Dividend yield	—%
Volatility	28.23%
Expected life	6.5 years

Stock option activity as of March 31, 2017 and changes during the six months ended March 31, 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of fiscal year	5,000	$16.02		$1,980
Granted	7,000	21.00		—
Exercised	—	—		—
Forfeited/cancelled/expired	(1,000)	16.02		4,780
Outstanding, at March 31, 2017	11,000	19.19	9.630	20,523
Vested and exercisable, end of the period	800	16.02	8.999	4,028.80
Vested and unvested exercisable, end of the period	800	16.02	8.999	4,028.80
Vested and expected to vest, at March 31, 2017	11,000	$19.19	9.630	$20,523

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Equity Based Incentive Compensation Plan – (continued)

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended at March 31, 2017:

	Shares	Weighted Average Fair Value
Nonvested at September 30, 2016	1,930	$17.40
Granted	12,522	20.79
Vested	(337)	21.15
Forfeited/cancelled/expired	(241)	17.40
Nonvested at March 31, 2017	13,874	$20.36

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

Note 14 – Subordinated Debt

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

Earnings (As Restated)

Net income available to common shareholders for the three months ended March 31, 2017 amounted to $1.2 million, or $0.18 per fully diluted common share, a decrease of $96,000, or 7.6 percent, as compared with net income of $1.3 million, or $0.20 per common share, for the quarter ended March 31, 2016. The annualized return on average assets was 0.51 percent for the three months ended March 31, 2017, compared to annualized return on average assets of 0.68 percent for three months ended March 31, 2016. The annualized return on average shareholders’ equity was 4.77 percent for the three-month period ended March 31, 2017, compared to 6.03 percent in annualized return on average shareholders’ equity for the three months ended March 31, 2016. The March 2016 quarter, earnings per share were favorably impacted by the tax position of the Company prior to the full recognition of the Bank’s deferred tax asset. On a fully taxable basis, net income for the quarter ended March 31, 2016 would have been $1.0 million, and earnings per share for the quarter ended March 31, 2016 would have been $0.16.

Net income available to common shareholders for the six months ended March 31, 2017 amounted to $2.1 million, or $0.33 per fully diluted common share, a decrease of $467,000, or 17.9 percent, as compared with net income of $2.6 million, or $0.41 per common share, for the six months ended March 31, 2016. The annualized return on average assets was 0.49 percent for the six months ended March 31, 2017, compared to annualized return on average assets of 0.73 percent for the six months ended March 31, 2016. The annualized return on average shareholders’ equity was 4.40 percent for the six-month period ended March 31, 2017, compared to 6.29 percent in annualized return on average shareholders’ equity for the six months ended March 31, 2016. For the six months ended March 31, 2016, earnings per share were favorably impacted by the tax position of the Company prior to the full recognition of the Bank’s deferred tax asset. On a fully taxable basis, net income for the six months ended March 31, 2016 would have been $2.1 million, and earnings per share for the six months ended March 31, 2016 would have been $0.33.

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

	Three Months Ended March 31,
	2017			2016
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$717,376	$7,369	4.11%	$494,005	$5,122	4.15%
Investment securities	102,090	679	2.66	164,789	1,050	2.55
Interest-bearing cash accounts	55,643	115	0.83	26,372	41	0.62
Dividends, restricted stock	5,406	64	4.74	5,157	63	4.89
Total interest-earning assets	880,515	8,227	3.74	690,323	6,276	3.64
Non interest-earning assets:
Cash and due from banks	1,298			31,044
Bank-owned life insurance	18,624			18,104
Other assets	20,833			13,904
Allowance for loan losses	(6,489)			(4,602)
Total non interest-earning assets	34,266			58,450
Total assets	$914,781			$748,773

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$229,328	438	0.76%	$131,753	$210	0.64%
Savings deposits	42,861	8	0.07	44,325	8	0.07
Certificates of deposit	261,582	924	1.41	248,428	909	1.46
Other interest-bearing deposits	100,443	54	0.22	89,896	34	0.15
Total interest-bearing deposits	634,214	1,424	0.90	514,402	1,161	0.90
Borrowings	118,000	528	1.79	113,000	549	1.94
Short-term borrowings	5,389	11	0.82	—	—	—
Subordinated debt	14,722	221	6.00	—	—	—
Total interest-bearing liabilities	772,325	2,184	1.13	627,402	1,710	1.09
Non interest-bearing liabilities:
Demand deposits	38,565			29,592
Other liabilities(3)	5,778			7,847
Total non interest-bearing liabilities(3)	44,343			37,439
Shareholders’ equity(3)	98,113			83,932
Total liabilities and shareholders’ equity	$914,781			$748,773
Net interest income (tax equivalent basis)		6,043			4,566
Net interest spread			2.61%			2.55%
Net interest margin (tax equivalent basis)			2.75%			2.65%
Tax equivalent effect			0.03%			0.04%
Net interest margin on a GAAP basis			2.72%			2.61%
Tax-equivalent adjustment (2)		(52)			(66)
Net interest income		$5,991			$4,500

________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 34 percent for the periods ended March 31, 2017 and 2016.
(3)	Certain previously reported amounts have been restated to correct an error in the financial statements. See Footnote 3 to the unaudited consolidated statements included in part I, Item 1 on this Form 10-Q/A.

	Six Months Ended March 31,
	2017			2016
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$664,305	$13,684	4.12%	$457,102	$9,671	4.23%
Investment securities	103,416	1,365	2.64	172,426	2,186	2.54
Interest-bearing cash accounts	67,483	208	0.62	25,351	59	0.46
Dividends, restricted stock	5,413	128	4.73	4,959	117	4.72
Total interest-earning assets	840,617	15,385	3.66	659,838	12,033	3.65
Non interest-earning assets:
Cash and due from banks	1,316			27,523
Bank-owned life insurance	18,553			18,035
Other assets	20,256			14,122
Allowance for loan losses	(6,065)			(4,632)
Total non interest-earning assets	34,060			55,048
Total assets	$874,677			$714,886

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$204,948	$753	0.73%	$124,902	$375	0.60%
Savings deposits	43,662	18	0.08	45,034	13	0.06
Certificates of deposit	260,026	1,871	1.44	230,328	1,678	1.46
Other interest-bearing deposits	99,102	106	0.21	87,290	59	0.14
Total interest-bearing deposits	607,738	2,748	0.90	487,554	2,125	0.87
Borrowings	118,000	1,070	1.81	107,972	1,061	1.96
Short-term borrowings	2,665	11	0.83	—	—	—
Subordinated debt	7,280	221	6.07	—	—	—
Total interest-bearing liabilities	735,683	4,050	1.10	595,526	3,186	1.07
Non interest-bearing liabilities:
Demand deposits	35,919			29,095
Other liabilities(3)	5,754			7,265
Total non interest-bearing liabilities(3)	41,673			36,360
Shareholders’ equity(3)	97,321			83,000
Total liabilities and shareholders’ equity	$874,667			$714,886
Net interest income (tax equivalent basis)		11,335			8,847
Net interest spread			2.56%			2.58%
Net interest margin (tax equivalent basis)			2.70%			2.68%
Tax equivalent effect			0.03%			0.04%
Net interest margin on a GAAP basis			2.67%			2.64%
Tax-equivalent adjustment (2)		(105)			(136)
Net interest income		$11,230			$8,711

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 34 percent for the periods ended March 31, 2017 and 2016.
(3)	Certain previously reported amounts have been restated to correct an error in the financial statements. See Footnote 3 to the unaudited consolidated statements included in part I, Item 1 on this Form 10-Q/A.

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

 At March 31, 2017, the Company had $102.7 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Company’s “Approved, Accepted but Unfunded” pipeline, which includes approximately $15.3 million in construction and $36.6 million in commercial real estate loans, $2.4 million in commercial term loans and lines of credit and $5.4 million in residential mortgage loans expected to fund over the next 90 days.

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

Other Expense

 The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2017	2016	Increase (Decrease)	Percent Change	2017	2016	Increase (Decrease)	Percent Change
Salaries and employee benefits	$1,804	$1,522	$282	18.53%	$3,516	$3,021	$495	16.39%
Occupancy expense	514	456	58	12.72	1,008	879	129	14.68
Federal deposit insurance premium	91	232	(141)	(60.78)	95	432	(337)	(78.10)
Advertising	73	25	48	192.00	124	55	69	125.45
Data processing	301	270	31	11.48	603	567	36	6.35
Professional fees	399	361	38	10.53	800	761	39	5.12
Other real estate owned expense (income), net	—	8	(8)	(100.00)	—	7	(7)	(100.00)
Other operating expense	596	486	110	22.63	1,202	1,063	139	13.08
Total other expense	$3,778	$3,360	$418	12.44%	$7,348	$6,785	$563	8.30%

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

 Provision for Income Taxes (As Restated)

 For the three and six months ended March 31, 2017, the Company recorded $588,000 and $1.1 million, respectively, in tax expense compared to no income tax expense for the three and six months ended March 31, 2016. The effective tax rates for both the three and six months ended March 31, 2017 was 33.4 percent and zero percent for both the three and six months ended March 31, 2016.

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

Deposits

Total deposits increased to $704.3 million at March 31, 2017 from $602.0 million at September 30, 2016. Deposit growth in both periods is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $567.5 million at September 30, 2016 to $659.0 million at March 31, 2017, an increase of $91.5 million or 16.1 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $82.2 million to a total of $482.5 million at March 31, 2017 as compared to $400.4 million at September 30, 2016. Time deposits $100,000 and over increased $9.3 million as compared to September 30, 2016. Time deposits $100,000 and over represented 25.1 percent of total deposits at March 31, 2017 compared to 27.8 percent at September 30, 2016.

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

Cash Flows (As Restated)

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the six months ended March 31, 2017, cash and cash equivalents decreased by $31.0 million over the balance at September 30, 2016. Net cash of $2.7 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $2.1 million was adjusted principally by amortization of premiums and accretion of discounts on investment securities net of $480,000, an increase in other assets of $513,000 and a decrease in other liabilities of $907,000. Net cash used by investing activities amounted to approximately $172.5 million, primarily reflecting a net increase in loans of $179.3 million. Net cash of $138.8 million was provided by financing activities, primarily from the increase in deposits of $102.2 million.

Shareholders’ Equity (As Restated)

 Total shareholders’ equity amounted to $98.6 million, or 10.3 percent of total assets, at March 31, 2017, compared to $96.2 million or 11.7 percent of total assets at September 30, 2016. Book value per common share was $15.00 at March 31, 2017, compared to $14.66 at September 30, 2016.

	March 31,	September 30,
	2017	2016
	(in thousands, except for share data)
Shareholders’ equity	$98,594	$96,157

Book value per common share	$15.00	$14.66

Capital (As Restated)

At March 31, 2017, the Bank’s common equity tier 1 ratio was 14.67 percent, tier 1 leverage ratio was 12.47 percent, tier 1 risk-based capital ratio was 14.67 percent and the total risk-based capital ratio was 15.61 percent. At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.50 percent, tier 1 leverage ratio was 10.98 percent, tier 1 risk-based capital ratio was 14.50 percent and the total risk-based capital ratio was 15.42 percent. At March 31, 2017, the Bank was in compliance with all applicable regulatory capital requirements.

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