Form 10-Q/A
period 2017-06-30
MALVERN BANCORP, INC.
filed 2017-12-18
CIK 1550603

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

EXPLANATORY NOTE

As previously reported in a Form 8-K filed on November 28, 2017 (the “Item 4.02 8-K”), on November 21, 2017, Malvern Bancorp, Inc. (the “Company”) was advised by BDO USA, LLP (“BDO”), its independent registered public accounting firm, that the Company should disclose that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. As a result of the foregoing, the Company is restating the Specified Financial Statements. The audited annual financial statements for the fiscal years ended September 30, 2016 and 2015, each of the years in the two year period ended September 30, 2016, as included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was originally filed on December 14, 2016 (the “Original 10-K Filing”), have been restated as set forth in the Company’s Amendment No. 1 on Form 10-K/A (the “10-K Amendment”). Restatements of the Company’s consolidated interim financial statements for the periods ended December 31, 2016 and March 31, 2017 have been filed in amendments to the Company’s Quarterly Reports on Form 10-Q/A for such periods. The unaudited interim financial statements for the period ended June 30, 2017, as included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, which was originally filed on August 9, 2017 (the “Original Third Quarter-Fiscal 2017 10-Q Filing”), have been restated as set forth in this Amendment No. 1 on Form 10-Q/A (this “Amendment”).

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

The matters described above relate to the Company’s income tax account balances. The effect of these matters is to increase net income for fiscal 2016 by approximately $208,000, fiscal 2015 by approximately $970,000 and fiscal 2014 by approximately $388,000. As of and for the three and nine months ended June 30, 2017, the net effect is a decrease to net income of approximately $360,000 and $796,000, respectively, and an increase in tax liability account of $360,000 and $796,000, respectively, For the three and nine months ended June 30, 2017. Please refer to the table below for an analysis of the impact on the consolidated balance sheets and income statements for the periods affected.

	For Year Ended September 30,
	2014			2015			2016
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Total Assets	$542,264	—	$542,264	$655,690	—	$655,690	$821,272	—	$821,272

Liabilities and Shareholders’ Equity

Other liabilities	2,604	(388)	2,216	3,575	(1,358)	2,217	4,549	(1,566)	2,983
Total Liabilities	465,492	(388)	465,104	574,299	(1,358)	572,941	726,681	(1,566)	725,115

Total Shareholders’ Equity	76,772	388	77,160	81,391	1,358	82,749	94,591	1,566	96,157
Total Liabilities and Shareholders’ Equity	$542,264	—	$542,264	$655,690	—	$655,690	$821,272	—	$821,272

	At December 31, 2016			At March 31, 2017			At June 30, 2017
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Total Assets	$879,002	—	$879,002	$961,815	—	$961,815	$1,010,908	—	$1,010,908

Liabilities and Shareholders’ Equity

Other liabilities	3,662	(1,369)	2,293	3,206	(1,130)	2,076	4,697	(770)	3,927
Total Liabilities	783,267	(1,369)	781,898	864,351	(1,130)	863,221	911,245	(770)	910,475

Total Shareholders’ Equity	95,735	1,369	97,104	97,464	1,130	98,594	99,663	770	100,433
Total Liabilities and Shareholders’ Equity	$879,002	—	$879,002	$961,815	—	$961,815	$1,010,908	—	$1,010,908

	For Year Ended September 30,
	2014			2015			2016
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Income (Loss) before income tax expense	$334	—	$344	$3,698	—	$3,698	$5,976	—	$5,976
Income tax benefit (expense)	(21)	388	367	—	970	$970	5,966	208	$6,174
Net Income (Loss)	$323	388	711	$3,698	970	$4,668	$11,942	208	$12,150

Basic Earnings Per Share	$0.05	0.06	$0.11	$0.58	0.15	$0.73	$1.86	0.04	$1.90
Diluted Earnings Per Share	n/a	n/a	n/a	n/a	n/a	n/a	$1.86	0.04	$1.90

	For The Three Months Ended,
	December 31, 2016			March 31, 2017			June 30, 2017
(In thousands)	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount	As Filed	Amount of Misstatement	Restated Amount
Income (Loss) before income tax expense	$1,462	—	$1,462	$1,758	—	$1,758	$2,582	—	$2,582
Income tax benefit (expense)	(292)	(197)	(489)	(349)	(239)	(588)	(503)	(360)	(863)
Net Income (Loss)	$1,170	(197)	$973	$1,409	(239)	$1,170	$2,079	(360)	$1,719

Basic Earnings Per Share	$0.18	(0.03)	$0.15	$0.22	(0.04)	$0.18	$0.32	(0.05)	$0.27
Diluted Earnings Per Share	$0.18	(0.03)	$0.15	$0.22	(0.04)	$0.18	$0.32	(0.05)	$0.27

These matters have no effect on the Company’s cash position, net interest margin, pre tax income or the Company’s operating expenses.

We are filing this Amendment to the Original Third Quarter-Fiscal 2017 10-Q filing in order to:

●	amend Item 1, “Financial Statements,” to restate the unaudited consolidated interim financial statements previously issued in the Original Third Quarter-Fiscal 2017 10-Q Filing to make corrections described in the third paragraph of this Explanatory Note (as so restated, the “Restated Third Quarter-Fiscal 2017 Financials”);

●	amend Item 1A, “Risk Factors”, to refer to the Risk Factors included in the Original 10-K Filing, as amended by the 10-K Amendment;

●	make revisions to other sections of the Original Third Quarter-Fiscal 2017 10-Q Filing to account for corrections included in the Restated Third Quarter-Fiscal 20l7 Financials, in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

●	amend Item 4, “Controls and Procedures” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and changes to our internal control over financial reporting.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of the Company’s principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. Similarly, revised XBRL exhibits are being filed as exhibits to this Amendment. As a result, Item 6, “Exhibits”, has also been modified.

This Amendment should be read in conjunction with the Original Third Quarter-Fiscal 2017 10-Q Filing, which continues to speak as of the date of the Original Third Quarter-Fiscal 2017 10-Q Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Third Quarter-Fiscal 2017 10-Q Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Third Quarter-Fiscal 2017 10-Q Filing or modify or update any related or other disclosures.

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

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2017	September 30, 2016
	(Dollars in thousands, except per share data)
	(Restated - Note 3)
Assets
Cash and due from depository institutions	$1,622	$1,297
Interest bearing deposits in depository institutions	111,805	95,465
Cash and Cash Equivalents	113,427	96,762
Investment securities available for sale, at fair value	16,811	66,387
Investment securities held to maturity, at cost (fair value of $35,625 and $40,817, respectively)	36,027	40,551
Restricted stock, at cost	5,458	5,424
Loans receivable, net of allowance for loan losses of $7,917 and $5,434, respectively	800,337	574,160
Accrued interest receivable	2,837	2,558
Property and equipment, net	7,182	6,637
Deferred income taxes, net	7,912	8,827
Bank-owned life insurance	18,798	18,418
Other assets	2,119	1,548
Total Assets	$1,010,908	$821,272

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$50,097	$34,547
Deposits-interest-bearing	709,582	567,499
Total Deposits	759,679	602,046
FHLB advances	118,000	118,000
Subordinated debt	24,263	—
Advances from borrowers for taxes and insurance	3,546	1,659
Accrued interest payable	1,060	427
Other liabilities	3,927	2,983
Total Liabilities	910,475	725,115

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, issued and outstanding: 6,572,684 shares at June 30, 2017 and 6,560,403 shares at September 30, 2016	66	66
Additional paid-in-capital	60,670	60,461
Retained earnings	41,184	37,322
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,520)	(1,629)
Accumulated other comprehensive income (loss)	33	(63)
Total Shareholders’ Equity	100,433	96,157
Total Liabilities and Shareholders’ Equity	$1,010,908	$821,272

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except for per share data)	2017	2016	2017	2016
	(Restated - Note 3)		(Restated - Note 3)
Interest and Dividend Income
Loans, including fees	$8,246	$5,560	$21,926	$15,226
Investment securities, taxable	422	643	1,364	2,313
Investment securities, tax-exempt	100	192	422	577
Dividends, restricted stock	64	65	192	182
Interest-bearing cash accounts	141	70	349	129
Total Interest and Dividend Income	8,973	6,530	24,253	18,427
Interest Expense
Deposits	1,645	1,180	4,393	3,305
Short-term borrowings	1	—	12	—
Long-term borrowings	545	570	1,615	1,631
Subordinated debt	383	—	604	—
Total Interest Expense	2,574	1,750	6,624	4,936
Net interest income	6,399	4,780	17,629	13,491
Provision for Loan Losses	645	472	2,302	847
Net Interest Income after Provision for Loan Losses	5,754	4,308	15,327	12,644
Other Income
Service charges and other fees	233	227	730	665
Rental income-other	51	55	161	155
Gain on sale of investments, net	374	229	432	421
Gain on sale of loans, net	31	20	106	90
Earnings on bank-owned life insurance	125	128	380	387
Total Other Income	814	659	1,809	1,718
Other Expense
Salaries and employee benefits	1,873	1,600	5,389	4,621
Occupancy expense	533	469	1,541	1,348
Federal deposit insurance premium	78	40	173	472
Advertising	67	26	191	81
Data processing	308	278	911	845
Professional fees	621	415	1,421	1,176
Other operating expenses	506	550	1,708	1,620
Total Other Expense	3,986	3,378	11,334	10,163
Income before income tax expense	2,582	1,589	5,802	4,199
Income tax expense	863	—	1,940	—
Net Income	$1,719	$1,589	$3,862	$4,199

Earnings Per Common Share:
Basic	$0.27	$0.25	$0.60	$0.66
Diluted	$0.27	$0.25	$0.60	$0.66
Weighted Average Common Shares Outstanding:
Basic	6,443,515	6,411,766	6,427,978	6,407,403
Diluted	6,445,288	6,411,804	6,428,426	6,407,433

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2017	2016	2017	2016
	(Restated - Note 3)		(Restated - Note 3)
Net Income	$1,719	$1,589	$3,862	$4,199
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	446	972	(299)	2,111
Tax effect	(152)	(330)	102	(718)
Net of tax amount	294	642	(197)	1,393
Reclassification adjustment for net gains arising during the period(1)	(374)	(229)	(432)	(421)
Tax effect	127	78	147	143
Net of tax amount	(247)	(151)	(285)	(278)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	2	3	7	7
Tax effect	(1)	(1)	(2)	(2)
Net of tax amount	1	2	5	5
Fair value adjustments on derivatives	(151)	(278)	868	(527)
Tax effect	51	94	(295)	285
Net of tax amount	(100)	(184)	573	(242)
Total other comprehensive (loss) income	(52)	309	96	878
Total comprehensive income	$1,667	$1,898	$3,958	$5,077

(1) Amounts are included in gain on sale of investments, net on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share data)
	(Restated - Note 3)
Balance, October 1, 2015	$66	$60,365	$25,172	$(1,775)	$(1,079)	$82,749
Net Income	—	—	4,199	—	—	4,199
Other comprehensive income	—	—	—	—	878	878
Committed to be released ESOP shares (10,800 shares)	—	72	—	110	—	182
Balance, June 30, 2016	$66	$60,437	$29,371	$(1,665)	$(201)	$88,008

Balance, October 1, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157
Net Income	—	—	3,862	—	—	3,862
Other comprehensive income	—	—	—	—	96	96
Committed to be released ESOP shares (10,800 shares)	—	115	—	109	—	224
Stock based compensation	—	94	—	—	—	94
Balance, June 30, 2017	$66	$60,670	$41,184	$(1,520)	$33	$100,433

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2017	2016
	(Restated - Note 3)
Cash Flows from Operating Activities
Net income	$3,862	$4,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	544	478
Provision for loan losses	2,302	847
Deferred income taxes expense	866	985
ESOP expense	224	182
Stock based compensation	94	—
Amortization of premiums and discounts on investment securities, net	711	967
(Accretions) amortization of loan origination fees and costs	(807)	930
Amortization of mortgage service rights	47	52
Net gain on sale of investment securities available-for-sale	(432)	(421)
Net gain on sale of secondary market loans	(106)	(90)
Proceeds on sale of secondary market loans	6,755	4,116
Originations of secondary market loans	(6,649)	(4,026)
Gain on sale of other real estate owned	—	(45)
Write down of other real estate owned	—	20
Earnings on bank-owned life insurance	(380)	(387)
Increase in accrued interest receivable	(279)	(230)
Increase in accrued interest payable	633	40
Increase (decrease) in other liabilities	944	(334)
Increase in other assets	(17)	(567)
Increase in income tax receivable	(179)	—
Net Cash Provided by Operating Activities	8,133	6,716
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(250)	(2,115)
Sales	48,860	50,469
Maturities, calls and principal repayments	608	790
Investment securities held-to-maturity:
Maturities, calls and principal repayments	4,326	11,193
(Loan originations) and principal collections, net	(227,672)	(164,745)
Proceeds from sale of other real estate owned	—	493
Proceeds from death benefit of bank-owned life insurance	—	1,049
Net increase in restricted stock	(34)	(783)
Purchases of property and equipment	(1,089)	(597)
Net Cash Used in Investing Activities	(175,251)	(104,246)
Cash Flows from Financing Activities
Net increase in deposits	157,633	113,521
Proceeds from long-term borrowings	105,000	86,000
Repayment of long-term borrowings	(105,000)	(66,000)
Increase in advances from borrowers for taxes and insurance	1,887	2,129
Proceeds from issuance of subordinate debt	24,263	—
Net Cash Provided by Financing Activities	183,783	135,650
Net Increase in Cash and Cash Equivalents	16,665	38,120
Cash and Cash Equivalent – Beginning	96,762	40,263
Cash and Cash Equivalent – Ending	$113,427	$78,383
Supplementary Cash Flows Information
Interest paid	$5,991	$4,896
Non-cash transfer of loans to loans held for sale	$—	$304

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

Note 3 - Correction of Error in Financial Statements

Subsequent to the issuance of the Company’s Form 10-Q for the three and nine months ended June 30, 2017, the Company identified errors in its financial statements. Accordingly, the Company has restated the unaudited consolidated financial statements for the three and nine months ended June 30, 2017 to reflect the error corrections, the most significant of which are as follows:

Item 1 of Part I of this Amendment No. 1 on Form 10-Q/A includes unaudited consolidated financial statements at June 30, 2017 that have been restated to correct the manner in which the Company originally accounted for the Bank’s tax account balances. The restated unaudited consolidated financial statements for the three and nine months ended June 30, 2017 contained in this Amendment No. 1 on Form 10-Q/A reflect a decrease in net income of approximately $360,000 and $796,000, respectively, as well as an increase in tax liability account of $360,000 and $796,000, respectively, For the three and nine months ended June 30, 2017, compared with the unaudited consolidated financial statements that were included in the Company’s Report on Form 10-Q for the three and nine months ended June 30, 2017, as originally filed (the “Original Financial Statements”). The changes in Shareholder’s Equity and Retained Earnings were also impacted by the corrections discussed in the Explanatory Note for the years ended September 30, 2016, 2015 and 2014. See the table below for an analysis of the impact on the unaudited consolidated balance sheets and income statements for the periods affected.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements – (continued)

For the three months ended June 30, 2017, the correction decreased Net Income from $2.1 million to $1.7 million and decreased Net Income from $4.7 million to $3.9 million for the nine months ended June 30, 2017 from the amount reported in the Unaudited Consolidated Statement of Income that was included in the Original Financial Statements (the “Original Income Statement”). The correction also changed the amount reported under “Income tax expense” in the Original Income Statement from $503,000 to $863,000 for the three months ended June 30, 2017 and from $1.1 million to $1.9 million for the nine months ended June 30, 2017. Total Liabilities at June 30, 2017, as reported in the Unaudited Consolidated Statement of Financial Condition included in the Original Financial Statements, decreased from $911.2 million to $910.5 million, due to the decrease in Other liabilities from $4.7 million to $3.9 million. Total Shareholders’ Equity at June 30, 2017, as reported in the Unaudited Consolidated Statement of Financial Condition included in the Original Financial Statements, increased from $99.7 million to $100.4 million due to the change in Retained Earnings from $40.4 million to $41.2 million.

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

Note 4. Earnings Per Common Share

Note 7. Regulatory Capital Requirements

Effects of the Restatement:

The following tables summarize the effect of the restatement on certain key items of the Original Financial Statements:

Item 8: Financial Statement- Balance Sheet (in thousands)

	June 30, 2017			September 30, 2016
	Original	Restated	Change	Original	Restated	Change
Other liabilities	$4,697	$3,927	$(770)	$4,549	$2,983	$(1,566)
Total Liabilities	911,245	910,475	(770)	726,681	725,115	(1,566)
Retained earnings	40,414	41,184	770	35,756	37,322	1,566
Total Shareholders’ Equity	99,663	100,433	770	94,591	96,157	1,566

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Correction of Error in Financial Statements – (continued)

Item 8: Financial Statement- Income Statement (in thousands)

	For the Three Months Ended June 30, 2017			For the Nine Months Ended June 30, 2017
	Original	Restated	Change	Original	Restated	Change
Income tax expense	$503	$863	$360	$1,144	$1,940	$796
Net Income	2,079	1,719	(360)	4,658	3,862	(796)

Basic Earnings Per Share	$0.32	$0.27	(0.05)	$0.72	$0.60	(0.12)
Diluted Earnings Per Share	$0.32	$0.27	(0.05)	$0.72	$0.60	(0.12)

Item 8: Financial Statement - Comprehensive Income (in thousands)

	For the Three Months Ended June 30, 2017			For the Nine Months Ended June 30, 2017
	Original	Restated	Change	Original	Restated	Change
Net Income	$2,079	$1,719	$(360)	$4,658	$3,862	$(796)
Total comprehensive Income	2,027	1,667	(360)	4,754	3,958	(796)

Item 8: Financial Statement - Changes in Shareholders Equity (in thousands)

	For the Nine Months Ended June 30, 2017			For the Nine Months Ended June 30, 2016
	Original	Restated	Change	Original	Restated	Change
Net Income – Retained Earnings	$4,658	$3,862	$(796)	$4,199	$4,199	$—
Net Income – Total Shareholders’ Equity	4,658	3,862	(796)	4,199	4,199	—
Beginning Retained Earnings Balance at	35,756	37,322	1,566	23,814	25,157	1,358
Ending Retained Earnings Balance at	40,414	41,184	770	28,013	29,371	1,358
Beginning Total Shareholders’ Equity Balance at	94,591	96,157	1,566	81,391	82,749	1,358
Ending Total Shareholders’ Equity Balance at	99,663	100,433	770	86,650	88,008	1,358

Item 8: Financial Statement - Cash Flows (in thousands)

	Nine Months Ended June 30, 2017
	Original	Restated	Change
Net Income	$4,658	$3,862	$(796)
Increase in other liabilities	148	944	796

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Earnings Per Share – (continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except for share data)	2017	2016	2017	2016
	(Restated)		(Restated)
Net Income	$1,719	$1,589	$3,862	$4,199

Weighted average shares outstanding	6,578,062	6,560,713	6,566,138	6,559,961
Average unearned ESOP shares	(134,547)	(148,947)	(138,160)	(152,558)
Basic weighted average shares outstanding	6,443,515	6,411,766	6,427,978	6,407,403

Plus: effect of dilutive options and restricted shares	1,773	38	448	30
Diluted weighted average common shares outstanding	6,445,288	6,411,804	6,428,426	6,407,433

Earnings per share:
Basic	$0.27	$0.25	$0.60	$0.66
Diluted	$0.27	$0.25	$0.60	$0.66

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

The subordinated debentures were structured to qualify as Tier 2 capital for regulatory purposes. The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2017 and September 30, 2016:

					To Be Well Capitalized
	(Restated)		For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2017:

Tier 1 Leverage (to average assets)	$98,085	10.05%	$39,026	4.00%	$48,783	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	98,085	12.38%	35,646	4.50%	51,489	6.50%
Tier 1 Capital (to risk weighted assets)	98,085	12.38%	47,529	6.00%	63,371	8.00%
Total Capital (to risk weighted assets)	130,327	16.45%	63,371	8.00%	79,214	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$91,876	11.64%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	91,876	15.37%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	91,876	15.37%	35,859	6.00%	47,812	8.00%
Total Capital (to risk weighted assets)	97,372	16.29%	47,812	8.00%	59,765	10.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Regulatory Matters – (continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2017 and September 30, 2016:

					To Be Well Capitalized
	(Restated)		For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2017:

Tier 1 Leverage (to average assets)	$116,795	11.99%	$38,980	4.00%	$48,725	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	116,795	14.79%	35,532	4.50%	51,324	6.50%
Tier 1 Capital (to risk weighted assets)	116,795	14.79%	47,376	6.00%	63,168	8.00%
Total Capital (to risk weighted assets)	124,775	15.80%	63,168	8.00%	78,960	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$86,596	10.98%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	86,596	14.50%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	86,596	14.50%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	92,092	15.42%	47,779	8.00%	59,723	10.00%

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

Investment Securities— Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The fair value of the Level 1 security was $250,000 as of June 30, 2017 and zero as of September 30, 2016. The Company had no Level 3 securities as of June 30, 2017 or September 30, 2016.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes (As Restated)

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. For the three and nine months ended June 30, 2017, the Company recorded income tax expense of $863,000 and $1.9 million, respectively, compared to no income tax expense for the three and nine months ended June 30, 2016.

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

Earnings (As Restated)

Net income available to common shareholders for the three months ended June 30, 2017 amounted to $1.7 million, or $0.27 per fully diluted common share, an increase of $130,000, or 8.2 percent, as compared with net income of $1.6 million, or $0.25 per common share, for the quarter ended June 30, 2016. The annualized return on average assets was 0.70 percent for the three months ended June 30, 2017, compared to annualized return on average assets of 0.81 percent for three months ended June 30, 2016. The annualized return on average shareholders’ equity was 6.90 percent for the three-month period ended June 30, 2017, compared to 7.41 percent in annualized return on average shareholders’ equity for the three months ended June 30, 2016. Earnings per share for the quarter ended June 30, 2016 were favorably impacted by the tax position of the Company prior to the full recognition of the Bank’s deferred tax asset. On a fully taxable basis, net income for the quarter ended June 30, 2016 would have been $1.3 million, and earnings per share for the quarter ended June 30, 2016 would have been $0.20.

Net income available to common shareholders for the nine months ended June 30, 2017 amounted to $3.9 million, or $0.60 per fully diluted common share, a decrease of $337,000, or 8.0 percent, as compared with net income of $4.2 million, or $0.66 per common share, for the nine months ended June 30, 2016. The annualized return on average assets was 0.57 percent for the nine months ended June 30, 2017, compared to annualized return on average assets of 0.76 percent for the nine months ended June 30, 2016. The annualized return on average shareholders’ equity was 5.25 percent for the nine-month period ended June 30, 2017, compared to 6.67 percent in annualized return on average shareholders’ equity for the nine months ended June 30, 2016. For the nine months ended June 30, 2016, earnings per share were favorably impacted by the tax position of the Company prior to the full recognition of the Bank’s deferred tax asset. On a fully taxable basis, net income for the nine months ended June 30, 2016 would have been $3.4 million, and earnings per share for the nine months ended June 30, 2016 would have been $0.52.

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

	Three Months Ended June 30,
	2017			2016
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$792,139	$8,248	4.16%	$542,985	$5,562	4.10%
Investment securities	82,832	554	2.68	141,292	900	2.55
Interest-bearing cash accounts	64,638	141	0.87	68,362	70	0.41
Dividends, restricted stock	5,457	64	4.69	5,550	65	4.68
Total interest-earning assets	945,066	9,007	3.81	758,189	6,597	3.48
Non interest-earning assets:
Cash and due from banks	1,589			1,371
Bank-owned life insurance	18,751			18,231
Other assets	20,021			13,530
Allowance for loan losses	(7,456)			(5,132)
Total non interest-earning assets	32,905			28,000
Total assets	$977,971			$786,189
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$253,307	579	0.91%	$152,833	$238	0.62%
Savings deposits	43,950	9	0.08	44,877	9	0.08
Certificates of deposit	282,961	996	1.41	243,306	888	1.46
Other interest-bearing deposits	102,388	61	0.24	94,441	45	0.19
Total interest-bearing deposits	682,606	1,645	0.96	535,457	1,180	0.88
Short-term borrowings	220	1	1.82	—	—	—
Long-term borrowings	118,000	545	1.85	123,434	570	1.85
Subordinated debt	24,992	383	6.13	—	—	—
Total interest-bearing liabilities	825,818	2,574	1.25	658,891	1,750	1.06
Non interest-bearing liabilities:
Demand deposits	45,173			34,360
Other liabilities(3)	7,324			7,172
Total non interest-bearing liabilities(3)	52,497			41,532
Shareholders’ equity(3)	99,656			85,766
Total liabilities and shareholders’ equity	$977,971			$786,189
Net interest income (tax equivalent basis)		6,433			4,847
Net interest spread			2.56%			2.42%
Net interest margin (tax equivalent basis)			2.72%			2.56%
Tax equivalent effect			0.01%			0.04%
Net interest margin on a GAAP basis			2.71%			2.52%
Tax-equivalent adjustment (2)		(34)			(67)
Net interest income		$6,399			$4,780

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

	Nine Months Ended June 30,
	2017			2016
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$706,261	21,932	4.14%	$485,204	$15,233	4.19%
Investment securities	96,587	1,919	2.65	161,379	3,086	2.55
Interest-bearing cash accounts	67,996	349	0.68	38,665	129	0.44
Dividends, restricted stock	5,427	192	4.72	5,155	182	4.71
Total interest-earning assets	876,271	24,392	3.71	690,403	18,630	3.60
Non interest-earning assets:
Cash and due from banks	1,505			20,393
Bank-owned life insurance	18,614			18,098
Other assets	19,968			14,583
Allowance for loan losses	(6,570)			(4,815)
Total non interest-earning assets	33,517			48,259
Total assets	$909,788			$738,662
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$221,195	1,332	0.80%	$136,149	$626	0.61%
Savings deposits	43,751	27	0.08	44,950	22	0.07
Certificates of deposit	267,681	2,867	1.43	234,715	2,567	1.46
Other interest-bearing deposits	100,397	167	0.22	88,013	90	0.14
Total interest-bearing deposits	633,024	4,393	0.93	503,827	3,305	0.87
Short-term borrowings	3,342	12	0.48	—	—	—
Long-term borrowings	118,000	1,615	1.82	113,341	1,631	1.92
Subordinated debt	12,452	604	6.47	—	—	—
Total interest-bearing liabilities	766,818	6,624	1.15	617,168	4,936	1.07
Non interest-bearing liabilities:
Demand deposits	38,640			30,598
Other liabilities(3)	6,231			6,963
Total non interest-bearing liabilities(3)	44,871			37,561
Shareholders’ equity(3)	98,099			83,933
Total liabilities and shareholders’ equity	$909,788			$738,662
Net interest income (tax equivalent basis)		17,768			13,694
Net interest spread			2.56%			2.53%
Net interest margin (tax equivalent basis)			2.70%			2.64%
Tax equivalent effect			0.02%			0.03%
Net interest margin on a GAAP basis			2.68%			2.61%
Tax-equivalent adjustment (2)		(139)			(203)
Net interest income		$17,629			$13,491

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

The “efficiency ratio” is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis plus other income, excluding net securities gains, calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Other expense	$3,986	$3,378	$11,334	$10,163
Less: Non-core items(1)	72	—	130	111
Other expense, excluding non-core items	$3,914	$3,378	$11,204	$10,052

Net interest income (tax equivalent basis)	$6,433	$4,847	$17,768	$13,694
Other income, excluding net investment securities gains	440	430	1,377	1,297
Total	$6,873	$5,277	$19,145	$14,991

Efficiency ratio	57.0%	64.0%	58.5%	67.1%

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

Provision for Income Taxes (As Restated)

 For the three and nine months ended June 30, 2017, the Company recorded $863,000 and $1.9 million, respectively, in tax expense compared to no income tax expense for the three and nine months ended June 30, 2016. The effective tax rates for both the three and nine months ended June 30, 2017 was 33.4 percent and zero percent for both the three and nine months ended June 30, 2016.

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

Cash Flows (As Restated)

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the nine months ended June 30, 2017, cash and cash equivalents increased by $16.7 million as compared to the balance at September 30, 2016. Net cash of $8.1 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $3.9 million was adjusted principally by amortization of premiums and accretion of discounts on investment securities net of $711,000 and an increase in other liabilities of $944,000. Net cash used by investing activities amounted to approximately $175.3 million, primarily reflecting a net increase in loans of $227.7 million. Net cash of $183.8 million was provided by financing activities, primarily from the increase in deposits of $157.6 million.

Shareholders’ Equity (As Restated)

 Total shareholders’ equity amounted to $100.4 million, or 9.9 percent of total assets, at June 30, 2017, compared to $96.2 million or 11.7 percent of total assets at September 30, 2016. Book value per common share was $15.28 at June 30, 2017, compared to $14.66 at September 30, 2016.

	June 30,	September 30,
	2017	2016
	(in thousands, except for share data)
Shareholders’ equity	$100,433	$96,157

Book value per common share	$15.28	$14.66

Capital (As Restated)

At June 30, 2017, the Bank’s common equity tier 1 ratio was 14.79 percent, tier 1 leverage ratio was 11.99 percent, tier 1 risk-based capital ratio was 14.79 percent and the total risk-based capital ratio was 15.80 percent. At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.50 percent, tier 1 leverage ratio was 10.98 percent, tier 1 risk-based capital ratio was 14.50 percent and the total risk-based capital ratio was 15.42 percent. At June 30, 2017, the Bank was in compliance with all applicable regulatory capital requirements.

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