Form 10-K
period 2017-09-30
MALVERN BANCORP, INC.
filed 2017-12-29
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2017

or

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $125.3 million, based on the last sale price on the NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 29, 2017 was 6,572,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

PART I.

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Malvern Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern’’ or similar expressions or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ ‘‘may’’ or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (8) a delayed or incomplete resolution of any regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any regulatory or legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Malvern Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Malvern Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Malvern Bancorp, Inc. Malvern Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Item 1. Business

General

Malvern Bancorp, Inc., a Pennsylvania corporation (the “Company” or “Malvern Bancorp”), is the holding company for Malvern Federal Savings Bank ("Malvern Federal Savings" or the "Bank") and owns all of the issued and outstanding shares of the common stock of the Bank. The Bank is currently a federally chartered, FDIC-insured savings bank that was originally organized in 1887. In October 2017, the Bank filed an application with the Office of the Comptroller of the Currency (the “OCC”) to convert from a federal savings bank to a national bank, with the name Malvern Bank, National Association. In connection with the charter conversion of the Bank, also in October 2017, the Company filed an application with the Federal Reserve Board (the “FRB”) to convert to a bank holding company from a savings and loan holding company.

The conversions remain subject to the receipt of all required regulatory approvals. The Company and the Bank filed the conversion application in order to better match the Bank’s regulatory charter to its current and planned business activity.

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, as well as eight other financial centers located throughout Chester and Delaware Counties, Pennsylvania and a Private Banking/Loan Production headquarters office in Morristown, New Jersey. The Bank also has a Private Banking/Loan Production office in Quakertown, Pennsylvania.

The Bank’s principal business consists of attracting deposits from businesses and the general public primarily in Chester County, Pennsylvania and investing those deposits, together with borrowings and funds generated from operations, in one-to four-family residential real estate loans, construction and development loans, commercial and multi-family real estate loans, commercial business loans, home equity loans and lines of credit and other consumer loans, as well as investing in investment securities. In addition to Chester County, our lending efforts are focused in neighboring Bucks County, Montgomery County and Delaware County, which are also in southeastern Pennsylvania, New Jersey and the New York metropolitan marketplace. We also service client needs in the greater Philadelphia market area. Our primary market niche is providing personalized service to our client base.

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

The Bank owns 100% of Malvern Insurance Associates, LLC (“Malvern Associates”), a Pennsylvania limited liability company. Malvern Associates is a licensed insurance broker under Pennsylvania and New Jersey law.

The Bank owns a 10% non-controlling interest in Bell Rock Capital, LLC (“Bell Rock”), a Delaware limited liability company and investment advisor registered with the SEC, and headquartered in Rehoboth Beach, Delaware.

Certain mortgage-backed securities of the Bank are held through Delaware statutory trusts, 5% of which are owned by the Bank and 95% of which are owned by Coastal Asset Management Co., a Delaware corporation which is wholly owned by the Bank.

The Bank owns a 3.39% interest in Bankers Settlement Services Capital Region, LLC, a Pennsylvania limited liability company which acts as a title insurance agent or agency.

The Bank has representative offices, which are not branches, in Palm Beach, Florida and Montchanin, Delaware.

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

Additionally, the Company will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Malvern Bancorp, Inc., Attention: Shareholder Relations, 42 East Lancaster Avenue, Paoli, Pennsylvania, 19301. Our telephone number is (610) 644-9400.

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

Products and Services

We derive substantially all of our income from our net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business customers, we also provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, ACH origination, telephone banking, and mobile banking by phone. In addition, we offer safe deposit boxes. The Bank also offers remote deposit capture banking for business customers, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost. In addition, the Bank offers mobile remote deposit capture banking for both retail and business customers, providing the convenience to deposit on the go.

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

The Bank, through its partnership with Bell Rock, offers through its private banking and wealth management division personalized wealth management and advisory services to high net worth individuals and families. Services provided include liquidity management, investment services, custody, wealth planning, trust and fiduciary services, insurance and 401(k) services.

The Bank, through its Malvern Associates insurance broker subsidiary, offers insurance services.

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

The Bank’s lending policies generally provide for lending inside of our primary market area. However, the Bank will make loans to persons outside of our primary market area when we deem it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan customers to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. We believe that having senior management on-site allows for an enhanced local presence and rapid decision-making that attracts borrowers. The Bank’s lending limit to any one borrower is 15% of the Bank’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($19.3 million) and 25% of the capital base for loans secured by readily marketable collateral ($32.2 million). At September 30, 2017, the Bank’s largest committed relationship totaled $16.4 million.

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

As indicated above under “General,” the Bank has filed an application with the OCC to convert from a federal savings bank to a national bank. The OCC will continue to be the primary regulator of the Bank after the conversion.

In connection with the proposed conversion of the Bank to a national bank, the Company filed an application with the FRB to convert from a savings and loan holding company to a bank holding company. The FRB will continue to be the primary regulator of the Company after such conversion.

The conversions remain subject to the receipt of all required regulatory approvals.

Dodd-Frank Act

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly changed the bank regulatory structure and significantly impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•	A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Financial institutions with assets of $10 billion or less, such as the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	State consumer financial law is preempted only if it would have a discriminatory effect on a federal savings association or a national bank, prevents or significantly interferes with the exercise by a federal savings association or national bank of its powers or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or another state law with substantively equivalent terms.

•	Deposit insurance has been permanently increased to $250,000.

•	The deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•	Regulatory authority over savings and loan holding companies was transferred to the FRB. The FRB will continue to regulate the Company after its conversion to a bank holding company.

•	The Home Owners’ Loan Act was amended to provide that leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies was extended to thrift holding companies. After the conversions, these requirements will continue to be applicable to the Bank and the holding company as a national bank and a bank holding company, respectively, but the Home Owners’ Loan Act will no longer be applicable.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges, which includes the Nasdaq, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K has been amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. This information must be reported for the first time for the first full fiscal year beginning on or after January 1, 2017.

Regulation of Malvern Bancorp, Inc.

Holding Company Acquisitions. Malvern Bancorp is currently a savings and loan holding company under the Home Owners' Loan Act, as amended, and is subject to examination and supervision by the FRB. Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

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

Once the Company is a bank holding company, it will be required to obtain the prior approval of the FRB before it may, by merger, purchase or otherwise, directly or indirectly acquire all or substantially all of the assets of any bank or bank holding company if, after such acquisition, it will own or control more than 5% of the voting shares of such bank or bank holding company.

Holding Company Activities. Malvern Bancorp currently operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.

Under recently enacted legislation, savings and loan holding companies that have total assets over $1 billion became subject to statutory capital requirements. As of September 30, 2017, Malvern Bancorp had total assets of $1.05 billion and, accordingly, must meet the following four minimum capital ratios:

Capital Ratio	Regulatory Minimum
Common Equity Tier 1 Capital	4.5%
Tier 1 Leverage Capital	4.0%
Tier 1 Risk-Based Capital	6.0%
Total Risk-Based Capital	8.0%

The leverage capital requirement is calculated as a percentage of total assets and the other three capital requirements are calculated as a percentage of risk-weighted assets. For a more detailed discussion of the capital rules, see “Recent Regulatory Capital Rules” under “Regulation of the Bank” below. The Bank and the Company are in compliance with all capital requirements applicable to them.

While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. The Bank is required to notify the FRB 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the FRB and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

As a national bank and a bank holding company, the Bank and the Company will be subject to the capital requirements promulgated by their respective regulators.

Federal Securities Laws. Malvern Bancorp has registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, Malvern Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

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

Regulation of the Bank

General.   As the Bank is currently a federally chartered savings bank, it is subject to the regulation of the OCC, as its primary federal regulator, and the FDIC, as the insurer of its deposit accounts, and, to a limited extent, the FRB. As the primary federal regulator of the Bank, the OCC has extensive authority over the operations of federally chartered savings institutions. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, administered by the FDIC.

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

After the conversion of the Bank to a national bank, it will continue to be subject to the regulation of the OCC, as its primary federal regulator, the FDIC will continue to be the insurer of its deposit accounts, and the FRB will be the primary regulator of the Company, as a bank holding company.

Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the Dodd Frank Act, the FDIC amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

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

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increased the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Savings institutions such as the Bank are currently required to satisfy the following capital requirements:

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

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no intangible assets at September 30, 2017. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

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

The table below sets forth the Bank's capital position relative to the OCC’s regulatory capital requirements at September 30, 2017. As indicated in the table, the Bank exceeded all of its regulatory capital requirements. Malvern Bancorp, Inc. is now subject to the regulatory capital ratios imposed by the Dodd-Frank Act on savings and loan holding companies because it had assets in excess of $1.0 billion as of September 30, 2017.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital (to adjusted tangible assets)	$120,902	12.02%	$40,234	4.00%	$50,292	5.00%	$70,610	7.02%
Common equity Tier 1 (to risk-weighted assets)	$120,902	14.75	36,894	4.50	53,292	6.50	67,610	8.25
Tier 1 risk-based capital (to risk-weighted assets)	$120,902	14.75	49,192	6.00	65,590	8.00	55,312	6.75
Total risk-based capital (to risk-weighted assets)	$129,369	15.78	65,590	8.00	81,987	10.00	47,382	5.78

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

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of the institution’s common or preferred stock or (3) the savings institution is a subsidiary of a savings and loan holding company and the proposed dividend is not a cash dividend. If a savings institution, such as the Bank, that is the subsidiary of a savings and loan holding company, has filed a notice with the FRB for a cash dividend and is not required to file an application or notice with the OCC for any of the reasons described above, then the savings institution is only required to provide an informational copy to the OCC of the notice filed with the FRB.

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

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. The Bank is currently not in default in any assessment payment to the FDIC.

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

The Bank did not meet the QTL requirements effective December 31, 2016, and has filed an application with the OCC to convert to a national bank. In addition, the Company has filed an application with the FRB to convert to a bank holding company. The Company and the Bank filed the conversion applications in order to better match the Bank’s regulatory charter to its current and planned business activity. Upon conversion to a national bank, the Bank will no longer be required to meet the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2017, was in compliance with the above restrictions.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Anti-Money Laundering. All financial institutions, including savings and loan associations are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States are required to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The Bank has established policies and procedures to ensure compliance with these provisions, and their impact on our operations has not been material.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2017, the Bank had $118.0 million of FHLB advances and $150.0 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2017, Malvern Federal Savings Bank had $5.6 million in FHLB stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets. At September 30, 2017, the Bank had met its reserve requirement.

Employees

As of September 30, 2017, we had a total of 81 full-time equivalent employees. No employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Lending money is a significant part of the banking business. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $1.2 million at September 30, 2017. Our allowance for loan losses was approximately $8.4 million at September 30, 2017. Our loans between thirty and eighty-nine days delinquent totaled $5.0 million at September 30, 2017.

The changing economic environment may continue to create volatility and impact our operations and results.

Developments in the economy both specific and non-specific to the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic uncertainty globally. As a consequence of the most recent protracted United States recessionary period, business activities across a wide range of industries have faced serious difficulties which have altered the way the industry approaches its markets. In recent fiscal periods, however; there have been bright spots in economic recovery; an increase in employment, in the housing market and in consumer spending, to cite some major factors. This is buoyed by, geo-political issues, fiscal and monetary policy shifts in the U.S. and the overall sustainability of positive sectors of the markets.

As a result of these factors affecting the overall economy, many lending institutions, including us, are cautious about the volatility and impact in the performance of their loans, including residential, construction, commercial and consumer loans. In addition, the values of real estate collateral supporting many commercial loans and home mortgages, while they have improved, remain subject to shifting dynamics in the broader markets. Moreover, competition among depository institutions for deposits and quality loans has increased significantly while the significant decline in economic growth has led to a slowdown in banking related activities. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

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

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2017, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans of $437.8 million, or 52.0% of total loans;

•	construction and development loans of $54.0 million, or 6.4% of total loans;

•	commercial and industrial loans of $116.3 million, or 13.8% of total loans;

•	residential real estate loans of $192.5 million, or 22.9% of total loans and

•	consumer loans of $41.6 million, or 4.9% of total loans

Commercial real estate loans, which comprised 52.0% of our total loan portfolio as of September 30, 2017, expose us to a greater risk of loss than do residential mortgage loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

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

As we previously disclosed, in November 21, 2017, we were advised by BDO USA, LLP (“BDO”), our independent registered public accounting firm, that BDO had concluded that a material weakness in our internal controls over financial reporting existed, and that BDO’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 in Item 9A of the Company’s fiscal 2016 10-K that the Company’ internal control over financial reporting was effective as of September 30, 2016, should no longer be relied upon. BDO also informed us at that time that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s completed interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. We have restated the Specified Financial Statements, which were included in amendments to the Company’s fiscal 2016 10-K and 10-Qs for the first three quarters of fiscal 2017 that we have filed with the SEC. The matters described above related to our income tax account balances. As a result of the foregoing, management has determined that its internal control over financial reporting as of September 30, 2017 was not effective. See Item 9A herein. While management believes that it has remediated the underlying causes of this material weakness, if our remediation efforts do not operate effectively or if we are unsuccessful in implementing or following our remediation efforts, this may result in untimely or inaccurate reporting of our financial results.

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

Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania, New Jersey and the New York metropolitan marketplace.  Our business depends significantly on general economic conditions in these market areas.  While these areas at present show stable trends and good economic conditions, a change in these trends and/or an economic downturn in the local real estate market could harm our financial condition and results of operation in the following ways:

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

As of September 30, 2017, the fair value of our investment securities portfolio was approximately $49.5 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Any of these events could have a material adverse effect on our financial condition and results of operations.

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. We are in the process of analyzing the Act and its possible effects on the Company and the Bank. The Act reduces the corporate tax rate to 21 percent from 35 percent, among other things. It could also require us to write down our deferred tax assets, which would reduce our net income during the first quarter of fiscal 2018. We cannot determine at this time the amount of any such write down, or the full effects of the Act on our business and financial results.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

At September 30, 2017, the Bank owns and maintains the premises in which the headquarters and six full-service financial centers are located, and leases a financial center in Glen Mills, Pennsylvania and in Villanova, Pennsylvania and a private banking office in Morristown, New Jersey. The Bank also leases representative offices in Montchanin, Delaware and Palm Beach, Florida. The location of each of the offices is as follows:

Paoli Headquarters	42 East Lancaster Avenue, Paoli, PA 19301
Paoli Financial Center	34 East Lancaster Avenue, Paoli, PA 19301
Malvern Financial Center	100 West King Street, Malvern, PA 19355
Exton Financial Center	109 North Pottstown Pike, Exton, PA 19341
Coventry Financial Center	1000 Ridge Road, Pottstown, PA 19465
Berwyn Financial Center	650 Lancaster Avenue, Berwyn, PA 19312
Lionville Financial Center	537 West Uwchlan Avenue, Downingtown, PA 19335
Glen Mills Financial Center	940 Baltimore Pike, Glen Mills, PA 19342
Villanova Private Banking Office	801 East Lancaster Avenue, Villanova, PA 19085
Morristown Private Banking Office	163 Madison Avenue, 3rd Floor, Morristown, NJ 07960
Montchanin Representative Office	16 W. Rockland Road, Montchanin, Delaware 19710
Palm Beach Representative Office	205 Worth Avenue, Suite 308, Palm Beach, Florida 33480

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “MLVF”. As of September 30, 2017, the Company had 427 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks. On September 30, 2017, the closing sale price was $26.75.

The following table sets forth the high and low closing sales price of a share of the Company’s common stock for the years ended September 30, 2017 and 2016.

	Year Ended September 30,
	2017		2016
	High	Low	High	Low
First Quarter	$21.25	$16.36	$17.70	$15.31
Second Quarter	$22.00	$19.35	$17.65	$15.67
Third Quarter	$24.60	$21.10	$16.50	$15.40
Fourth Quarter	$26.95	$22.50	$17.20	$15.00

For the years ended September 30, 2017 and 2016, no cash dividends per share of common stock were declared by the Company.

Stockholders Return Comparison

Set forth below is a line graph presentation comparing the cumulative stockholder return on the Company’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite, the SNL Mid-Atlantic Bank Index and the SNL Mid-Atlantic Thrift Index for the period from October 12, 2012 through September 30, 2017.

Item 6.  Selected Financial Data.

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of September 30, 2017 and 2016 and the selected consolidated summary of operating data for the years ended September 30, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of September 30, 2015, 2014 and 2013 and the selected consolidated summary of operating data for the years ended September 30, 2014 and 2013 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

All numbers set forth below reflect the restatements described under Item 7 herein.

	At September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Summary of Operating Data:
Total interest and dividend income	$33,782	$25,244	$20,462	$20,167	$22,301
Total interest expense	9,446	6,732	5,248	5,071	6,944
Net interest income	24,336	18,512	15,214	15,096	15,357
Provision for loan losses	2,791	947	90	263	11,235
Net interest income after provision for loan losses	21,545	17,565	15,124	14,833	4,122
Total other income	2,341	2,333	2,535	2,155	2,860
Total other expenses	15,147	13,922	13,961	16,644	19,775
Income tax expense (benefit)	2,922	(6,174)	(970)	(367)	6,010
Net income (loss)	$5,817	$12,150	$4,668	$711	$(18,803)
Earnings (loss) per share	$0.90	$1.90	$0.73	$0.11	$(2.96)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

Statement of Financial Condition Data
Securities available for sale	$14,587	$66,387	$128,354	$100,943	$124,667
Securities held to maturity	34,915	40,551	57,221	-	-
Loans held for sale	-	-	-	-	10,367
Loans receivable, net	834,331	574,160	391,307	386,074	401,857
Total assets	1,046,012	821,272	655,690	542,264	601,554
Deposits	790,396	602,046	465,522	412,953	484,596
FHLB borrowings	118,000	118,000	103,000	48,000	38,000
Other short-term borrowing	5,000	—	—	—	—
Shareholders’ equity	102,520	96,157	82,749	77,160	75,406
Allowance for loan losses	8,405	5,434	4,667	4,589	5,090
Non-accrual loans in portfolio	1,038	1,617	1,399	2,391	1,901
Non-performing assets in portfolio	1,211	2,313	2,567	4,355	5,863
Performing troubled debt restructurings in portfolio	2,238	2,039	1,091	1,009	1,346
Non-performing assets and performing troubled debt restructurings in portfolio	3,449	4,352	3,658	5,364	7,209

Performance Ratios:
Return on average assets	0.62%	1.61%	0.75%	0.12%	(2.79)%
Return on average equity	5.93	14.07	5.79	0.94	(20.24)
Interest rate spread(1)	2.57	2.53	2.48	2.59	2.25
Net interest margin(2)	2.72	2.65	2.62	2.74	2.43
Non-interest expenses to average total assets	1.62	1.85	2.25	2.84	2.93
Efficiency ratio(3)	57.39	67.22	77.62	96.74	110.95

Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	0.12	0.28	0.35	0.62	0.47
Non-performing assets as a percent of total assets	0.12	0.28	0.39	0.80	0.97
Non-performing assets and performing troubled debt restructurings as a percent of total assets	0.33	0.53	0.56	0.99	1.20
Allowance for loan losses as a percent of gross loans	1.00	0.94	1.18	1.18	1.26
Allowance for loan losses as a percent of non-performing loans	694.04	234.93	333.60	191.93	267.75
Net (recovery) charge-offs to average loans outstanding	(0.02)	0.04	0.00	0.19	3.07

Capital Ratios(4):
Total risk-based capital to risk weighted assets	15.78	15.42	17.30	20.87	18.97
Tier 1 risk-based capital to risk weighted assets	14.75	14.50	16.21	19.62	17.72
Tangible capital to tangible assets	N/A	N/A	N/A	12.17	10.91
Tier 1 leverage (core) capital to adjustable tangible assets	12.02	10.98	11.01	12.17	10.91
Shareholders’ equity to total assets	9.80	11.71	12.62	14.23	12.54

(1)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(2)	Net interest income divided by average interest earning assets.
(3)	Efficiency ratio, which is a non-GAAP financial measure, is computed by dividing other expense, less non-core items, by net interest income on a tax equivalent basis plus other income, excluding net securities gains (losses). Included in non-core items are costs which include expenses related to the Company’s corporate restructuring initiatives. The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluate comparative results. See table below for the calculation of the efficiency ratio.
(4)	Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.

The following table presents the calculation of efficiency ratio.

	At September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Other expense	$15,147	$13,922	$13,961	$16,644	$19,775
Less: non-core items	159	111	439	—	—
Other expense, excluding non-core items	14,988	13,811	13,522	16,644	19,775
Net interest income (tax-equivalent basis)	24,512	18,777	15,400	15,152	15,442
Other income, excluding net investment securities gains	1,878	1,768	2,020	2,052	2,381
Total	26,390	20,545	17,420	17,204	17,823
Efficiency ratio	56.79%	67.22%	77.62%	96.74%	110.95%

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

Explanatory Note

As previously reported in a Form 8-K filed on November 28, 2017 (the “Item 4.02 8-K”), on November 21, 2017, the Company was advised by BDO USA, LLP (“BDO”), its independent registered public accounting firm, that the Company should disclose that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s completed interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. As a result of the foregoing, the Company restated the Specified Financial Statements, which were included in amendments to the Company’s fiscal 2016 10-K and 10-Qs for the first three quarters of fiscal 2017 that the Company filed with the SEC.

The matters described above relate to the Company’s income tax account balances. The effect of these matters is to increase net income for fiscal 2016 by approximately $208,000, fiscal 2015 by approximately $970,000 and fiscal 2014 by approximately $388,000. For the fiscal year ended September 30, 2017, the net effect is a decrease to net income of approximately $796,000 and an increase in tax liability account of $796,000. These matters have no effect on the Company’s cash position, net interest margin, pre tax income or the Company’s operating expenses.

See Item 9A herein.

All numbers in this Annual Report on Form 10-K reflect the restatements referred to above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to our audited consolidated financial statements contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves more complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2017, the Company had $137,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

Income Taxes

We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets (“DTAs”), which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions for taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $6.7 million and $8.8 million at September 30, 2017 and at September 30, 2016, respectively. Our total deferred tax assets decreased to $7.0 million at September 30, 2017 compared to $9.4 million at September 30, 2016. The Company’s DTA allowance as of September 30, 2016 of $61,000 has decreased by $61,000 to zero at September 30, 2017.

Due to the improvement in the Company’s earnings performance, both on a book and taxable income basis, the Company achieved three consecutive fiscal years of positive book income for the fiscal year ended September 30, 2017 and has already exhibited eight consecutive quarters of positive taxable income as of the quarter ended September 30, 2017.

Other-Than-Temporary Impairment of Securities

Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Derivatives

The Company enters derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. The Company primarily uses interest rate swaps as part of its interest rate risk management strategy.

Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The significant assumptions used in the models, which include assumptions for interest rates, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for an asset or liability with related impacts to earnings or other comprehensive income.

Overview and Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. Highlights of our business strategy are discussed below:

Improving Core Earnings. With interest rates falling to historically low levels, it has become increasingly difficult for financial institutions to maintain acceptable levels of net interest income. Until recently, with the Bank unable to grow its asset base and loan portfolio, increasing interest income has been a challenge. This lack of growth in the loan portfolio through fiscal year-end 2014, combined with higher deposit and borrowing costs, have all contributed to a decline in the Banks’ net interest margin. In an effort to achieve consistent sustainable earnings, i.e. improve the net interest margin, we are implementing specific product and pricing strategies designed to increase the yield on loans and reduce the cost of funding. In fiscal 2014, we resumed originating commercial real estate loans and commercial business loans, which have higher yields than single-family residential mortgage loans, on a relatively modest basis in accordance with our business plan and our strengthened loan underwriting and loan administration policies and procedures. We also have established a funding composition plan, which is designed to increase checking accounts, primarily non-interest-bearing accounts, as well as savings and money market accounts. We are attempting to increase our core deposits, which we define as all deposit accounts other than certificates of deposit. At September 30, 2017, our core deposits amounted to 65.6% of total deposits ($518.6 million), compared to 58.4% of total deposits ($351.8 million) at September 30, 2016. We have continued our promotional efforts to increase core deposits. We review our deposit products on an ongoing basis and we are considering additional deposit products and are currently offering more flexible delivery options, such as mobile banking, as part of our efforts to increase core deposits. We expect to increase our commercial checking accounts and we plan to enhance our cross-marketing as part of our efforts to gain additional deposit relationships with our loan customers.

Maintain Low Levels of Problem Assets. We are continuing in our efforts to maintain low levels of problem assets. At September 30, 2017, our total non-performing assets in portfolio were $1.2 million or 0.12% of total assets, reflecting a reduction of $4.7 million, or 79.4%, compared to $5.9 million of total non-performing assets at September 30, 2013 (when total non-performing assets amounted to 0.97% of total assets). The October 2013 bulk sale of problem loans resulted in a dramatic reduction of the Company’s non-performing assets. The bulk sale was undertaken as an efficient mechanism for disposing of non-performing and underperforming assets and improving the Bank’s credit quality in the process. As a result of the sale, the Company significantly reduced its exposure to sectors that experienced economic weakness and significant declines in collateral valuations and has substantially reduced the amount of non-accruing loans.

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

Increasing Market Share Penetration. The Company continues to move forward with momentum in expanding our presence in key markets in 2017. We continue to execute on our business plans and are positioning the Company to take advantage of the growth activity we are achieving in our markets, which included our new wealth management locations in Palm Beach, Florida and Montchanin, Delaware. With the entry into Florida and Delaware markets, we are working to solidify and expand the service relationship with our new customers. We remain excited by the potential to create incremental shareholder value from our strategic growth. We believe that our earnings performance demonstrates the Company’s commitment to achieving meaningful growth, an essential component of providing consistent and favorable long-term returns to our shareholders. However, while we continue to see an improvement in balance sheet strength and core earnings performance, we remain cautious about the credit stability of the broader markets. We operate in a competitive market area for banking products and services. In recent years, we have been working to increase our deposit share in Chester and Delaware counties and we increased our marketing and promotional efforts. During fiscal year 2017, we continued to execute on our business plans and have positioned the Company to take advantage of the growth activity we are achieving in our markets, which includes our two new private banking/loan production offices in Villanova, Pennsylvania and Morristown, New Jersey. Our business plans call for us to achieve the transition to a commercial bank balance sheet. With entry into New Jersey lending market, we are working to solidify and expand the service relationship with our new customers. In our effort to increase market share as well as non-interest income, we plan to evaluate increasing our business in non-traditional products, such as wealth management.

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

Introduction

The following sections discuss the Company’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended September 30, 2017 was $5.8 million as compared to $12.2 million earned in fiscal 2016 and $4.7 million earned in fiscal 2015. Our net income for fiscal 2017 decreased by 52.1 percent compared to fiscal 2016. For fiscal 2017, the fully diluted earnings per common share was $0.90 as compared with $1.90 per share in fiscal 2016 and $0.73 per share in fiscal 2015. However, net income prior to income tax expense (benefit) showed $8.7 million in 2017 and $6.0 million in 2016, an increase of $2.8 million or 46.2%.

For the year ended September 30, 2017, the Company’s return on average shareholders’ equity (‘‘ROE’’) was 5.93 percent and its return on average assets (‘‘ROA’’) was 0.62 percent. The comparable ratios for the year ended September 30, 2016, were ROE of 14.07 percent and ROA of 1.61 percent.

Earnings for fiscal 2017 benefitted from increase in net income, as well as an increase in non interest income. The increases in non interest income, primarily in service charges and other fees, rental income and an increase in net gain on sale of loans, which were partially offset by an decrease in net gain on sale of investments and a decrease in earnings on bank owned life insurance. The increase in non-interest expenses was due to increases in salaries and benefits, occupancy expenses, advertising expenses, data processing expense, professional fees and other operating expenses. The increase was offset by decreases in FDIC insurance.

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

	Year Ended September 30,
	2017			2016			2015
(Dollars in thousands)	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change

Interest income:
Loans, including fees	$30,850	$9,634	45.41	$21,216	$4,724	28.64	$16,492	$(1,251)	(7.05)
Investment securities	2,206	(1,624)	(42.40)	3,830	57	1.51	3,773	1,470	63.83
Dividends, restricted stock	257	7	2.80	250	(61)	(19.61)	311	188	152.85
Interest-bearing cash accounts	631	418	196.24	213	141	195.83	72	18	33.33
Total interest income	33,944	8,435	33.07	25,509	4,861	23.54	20,648	425	2.10
Interest expense:
Deposits	6,236	1,699	37.45	4,537	1,106	32.24	3,431	(538)	(13.56)
Short-term borrowings	34	34	100.00	—	—	—	—	—	—
Long-term borrowings	2,176	(19)	(0.87)	2,195	378	20.80	1,817	715	64.88
Borrowings	1,000	1,000	100.00	—	—	—	—	—	—
Total interest expense	9,446	2,714	40.31	6,732	1,484	28.28	5,248	177	3.49
Net interest income on a fully tax-equivalent basis	24,498	5,721	30.47	18,777	3,377	21.93	15,400	248	1.64
Tax-equivalent adjustment (1)	(162)	103	38.87	(265)	(79)	42.47	(186)	(130)	232.14
Net interest income, as reported under GAAP	$24,336	$5,824	31.46	$18,512	$3,298	21.68	$15,214	$118	0.78

(1) Computed using a federal income tax rate of 34 percent for Years ended September 30, 2017, 2016 and 2015.

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

Net interest income, on a tax-equivalent basis, for the year ended September 30, 2017 increased $5.7 million, or 30.5 percent, to $24.5 million, from $18.8 million for fiscal 2016. The Company’s net interest margin increased seven basis points to 2.72 percent in fiscal 2017 from 2.65 percent for the fiscal year ended September 30, 2016. From fiscal 2015 to fiscal 2016, net interest income on a tax equivalent basis increased by $3.4 million and the net interest margin increased by three basis points. During fiscal 2017, our net interest margin was impacted by increases in the yield on investments and interest-bearing cash accounts, as well as increase in the cost of deposits and borrowings and decreases in the yield on loans and FHLB stock.

The increase in net interest income during fiscal 2017 was attributable in part to the slight increase in short-term interest rates that continued to remain at historic low levels throughout 2017. The Company experienced growth of $7.6 million in non-interest bearing deposits during fiscal 2017 and $157.3 million in interest-bearing demand, savings, money market and time deposits under $100,000 during fiscal 2017 as customers’ desire for safety and liquidity continued to remain as one of their primary investment concerns. During the twelve months ended September 30, 2017, the Company’s net interest spread increased by four basis points reflecting a 17 basis points increase in the average yield on interest-earning assets as well as a 13 basis points increase in the average interest rates paid on interest-bearing liabilities.

For the year ended September 30, 2017, average interest-earning assets increased by $191.3 million to $900.7 million, as compared with the year ended September 30, 2016. The fiscal 2017 change in average interest-earning asset volume was primarily due to increased loan volume. Average interest-bearing liabilities increased by $158.5 million in fiscal 2017 compared to fiscal 2016, due primarily to an increase in average interest-bearing deposits of $137.2 million and a $21.3 million increase in average borrowings.

For the year ended September 30, 2016, average interest-earning assets increased by $122.7 million to $709.5 million, as compared with the year ended September 30, 2015. The fiscal 2016 change in average interest-earning asset volume was primarily due to increased loan volume. Average interest-bearing liabilities increased by $123.7 million in fiscal 2016 compared to fiscal 2015, due primarily to an increase in average interest-bearing deposits of $99.7 million and a $24.0 million increase in average borrowings.

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 27 and 28, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate for fiscal 2017, 2016 and 2015). The table on page 30 (Average Statements of Condition with Interest and Average Rates) shows the Company’s consolidated average balance of assets, liabilities and shareholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Fiscal 2017/2016 Increase (Decrease) Due to Change in:			Fiscal 2016/2015 Increase (Decrease) Due to Change in:
(In thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$9,628	$6	$9,634	$5,313	$(589)	$4,724
Investment securities	(1,656)	32	(1,624)	(202)	259	57
Interest-bearing cash accounts	116	302	418	12	129	141
Dividends, restricted stock	9	(3)	6	62	(123)	(61)
Total interest-earning assets	8,097	337	8,434	5,185	(324)	4,861
Interest-bearing liabilities:
Money market deposits	599	597	1,196	246	357	603
Savings deposits	(1)	6	5	—	3	3
Certificates of deposit	440	(72)	368	432	12	444
Other interest-bearing deposits	20	110	130	3	53	56
Total interest-bearing deposits	1,058	641	1,699	681	425	1,106
Borrowings	403	611	1,014	475	(97)	378
Total interest-bearing liabilities	1,461	1,252	2,713	1,156	328	1,484
Change in net interest income	$6,636	$(915)	$5,721	$4,029	$(652)	$3,377

Interest income on a tax-equivalent basis for the year ended September 30, 2017 increased by approximately $8.4 million or 33.1 percent as compared with the year ended September 30, 2016. This increase was due primarily to increases in the balances of the Company’s loans. Interest income on a tax-equivalent basis for the year ended September 30, 2016 increased by approximately $4.9 million or 23.5 percent as compared with the year ended September 30, 2015. This increase was due primarily to increases in the balances of the Company’s loans.

The average balance of the Company’s loan portfolio increased $230.5 million in fiscal 2017 to $738.5 million from $508.0 million in fiscal 2016, primarily driven by an increase in commercial real estate loans.

The average loan portfolio represented approximately 82.0 percent of the Company’s interest-earning assets (on average) during fiscal 2017 and 71.6 percent for fiscal 2016. Average investment securities decreased during fiscal 2017 by $64.8 million compared to fiscal 2016. The average yield on interest-earning assets increased from 3.60 percent in fiscal 2016 to 3.77 percent in fiscal 2017.

Interest expense for the year ended September 30, 2017 was principally impacted by both volume and rate mix related factors. The changes resulted in increased expense of $2.7 million due to an increase in deposits and borrowings in fiscal 2017. Average interest-bearing liabilities increased $158.5 million from fiscal 2016 to fiscal 2017. For the year ended September 30, 2016, interest expense increased $1.5 million as compared with fiscal 2015, principally reflecting an increase in deposits and borrowings. Average interest-bearing liabilities increased $123.7 million from fiscal 2015 to fiscal 2016.

The Company’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) increased four basis points to 2.57 percent in fiscal 2017 from 2.53 percent for the year ended September 30, 2016. The increase in fiscal 2017 reflected an increase of spreads between yields earned on investments and interest-bearing cash accounts and rates paid for supporting funds. The net interest spread increased five basis points in fiscal 2016 as compared with fiscal 2015, primarily as a result of an increase of spreads between yields earned on investments and interest-bearing cash accounts and rates paid for supporting funds.

The cost of total average interest-bearing liabilities increased to 1.20 percent, an increase of 13 basis points, for the year ended September 30, 2017, from 1.07 percent for the year ended September 30, 2016, which followed an increase of three basis points from 1.04 percent for the year ended September 30, 2015.

The following table, ‘‘Average Statements of Condition with Interest and Average Rates’’, on a tax-equivalent basis presents for the years ended September 30, 2017, 2016 and 2015, the Company’s average assets, liabilities and shareholders’ equity. The Company’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

	Year Ended September 30,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$738,496	$30,850	4.18%	$507,973	$21,216	4.18%	$384,125	$16,492	4.29%
Investment securities	85,030	2,206	2.59	149,812	3,830	2.56	158,282	3,773	2.38
Deposits in other banks	71,754	631	0.88	46,429	213	0.46	39,975	72	0.18
FHLB stock	5,436	257	4.72	5,243	250	4.77	4,369	311	7.12
Total interest earning assets(1)	900,716	33,944	3.77	709,457	25,509	3.60	586,751	20,648	3.52
Non-interest earning assets
Cash and due from banks	1,789			15,585			7,003
Bank owned life insurance	18,683			18,165			18,492
Other assets	20,151			14,177			13,592
Allowance for loan losses	(6,930)			(4,968)			(4,610)
Total non-interest earning assets	33,693			42,959			34,477
Total assets	$934,409			$752,416			$621,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Money Market accounts	$234,204	$2,069	0.88%	$138,997	$874	0.63%	$72,467	$271	0.37%
Savings accounts	43,937	37	0.08	45,060	32	0.07	44,975	29	0.06
Certificate accounts	270,054	3,861	1.43	239,810	3,492	1.46	209,994	3,048	1.45
Other interest- bearing deposits	102,936	269	0.26	90,054	139	0.15	86,814	83	0.10
Total deposits	651,131	6,236	0.96	513,921	4,537	0.88	414,250	3,431	0.83
Borrowed funds	136,885	3,210	2.34	115,598	2,195	1.90	91,588	1,817	1.98
Total interest-bearing liabilities	788,016	9,446	1.20	629,519	6,732	1.07	505,838	5,248	1.04
Non-interest bearing liabilities
Demand deposits	40,759			31,263			28,650
Other liabilities	6,044			5,262			6,775
Total non-interest-bearing liabilities	46,803			36,525			35,425
Shareholders’ equity	99,590			86,372			79,965
Total liabilities and shareholders’ equity	$934,409			$752,416			$621,228
Net interest income (tax-equivalent basis)		$24,498			$18,777			$15,400
Net interest spread			2.57%			2.53%			2.48%
Net interest margin			2.72%			2.65%			2.62%
Tax-equivalent adjustment(2)		(162)			(265)			(186)
Net Interest income		$24,336			$18,512			$15,214

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent for fiscal years 2017, 2016 and 2015.

Investment Portfolio

For the year ended September 30, 2017, the average volume of investment securities decreased by $64.8 million to approximately $85.0 million or 9.4 percent of average earning assets, from $149.8 million on average, or 21.1 percent of average earning assets, in fiscal 2016. At September 30, 2017, the total investment portfolio amounted to $49.5 million, a decrease of $57.4 million from September 30, 2016. The decrease in the investment portfolio was done in the ordinary course of business policy, with the proceeds used to fund loan growth. It was primarily the result of available-for-sale investment securities sold during fiscal 2017. At September 30, 2017, the principal components of the investment portfolio were government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, and equity securities.

During the year ended September 30, 2017, volume related factors decreased investment revenue by $1.7 million, while rate related factors increased investment revenue by $32,000. The tax-equivalent yield on investments increased by three basis points to 2.59 percent from a yield of 2.56 percent during the year ended September 30, 2016. The decrease in the investment portfolio was attributed to the sales, amortization, and calls recorded during fiscal 2017. The yield on the portfolio increased in fiscal 2017 compared to fiscal 2016 due primarily to higher rates earned on taxable securities.

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

As of September 30, 2017, the estimated fair value of the available-for-sale securities disclosed below was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2017, the Company held two government agency securities, two municipal bonds, three corporate securities, 36 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2017 represents other-than-temporary impairment.

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

For fiscal 2017, proceeds of investment securities sold amounted to approximately $51.1 million. Gross realized gains on investment securities sold amounted to approximately $464,000, while gross realized losses amounted to approximately $1,000, for the period. For fiscal 2016, proceeds of investment securities sold amounted to approximately $62.8 million. Gross realized gains on investment securities sold amounted to approximately $595,000, while gross realized losses amounted to approximately $30,000, for the period. For fiscal 2015, proceeds of investment securities sold amounted to approximately $70.4 million. Gross realized gains on investment securities sold amounted to approximately $610,000, while gross realized losses amounted to approximately $95,000, for the period.

The varying amount of sales from the available-for-sale portfolio over the past few years, and the significant volume of such sales in fiscal 2017, reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Company to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company has the flexibility to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at September 30, 2017 on a contractual maturity basis.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
State and municipal obligations	$-	-%	$4,207	1.87%	$2,330	1.90%	$455	3.40%	$6,992	$7,029	1.98%
Single issuer trust preferred security	-	-	-	-	-	-	1,000	1.948	1,000	934	1.94
Corporate debt securities	-	-	-	-	6,627	2.89	-	-	6,627	6,374	2.89
Mutual fund	-	-	250	2.00	-	-	-	-	250	250	2.00
Total	$-	-%	$4,457	1.88%	$8,957	2.63%	$1,455	2.39%	$14,869	$14,587	2.38%

Held to Maturity Securities:
U.S. government agencies and obligations	$-	-%	1,999	1.29%	$-	-%	$-	-%	$1,999	1,991	1.29%
State and municipal obligations	-	-	-	-	1,895	2.24	7,679	1.49	9,574	9,663	1.64
Corporate debt securities	-	-	-	-	3,818	3.82	-	-	3,818	3,844	3.82
Mortgage-backed securities	-	-	-	-	-	-	19,524	1.79	19,524	19,068	1.78
Total	$-	-%	$1,999	1.29%	$5,713	3.30%	$27,203	1.70%	34,915	34,566	1.94%
Total Investment Securities	$-	-%	$6,456	1.70%	$14,670	2.89%	$28,658	1.74%	$49,784	$49,153	2.07%

For information regarding the carrying value of the investment portfolio, see Note 5 and Note 11 of the Notes to the Consolidated Financial Statements.

The following table sets forth the carrying value of the Company’s investment securities, as of September 30, for each of the last three years.

(In thousands)	2017	2016	2015

Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$815
State and municipal obligations	7,029	25,307	42,083
Single issuer trust preferred security	934	878	850
Corporate debt securities	6,374	40,202	69,982
Mutual Fund	250	—	—
Mortgage-backed securities:
Federal National Mortgage Association	—	—	8,692
Federal Home Loan Mortgage Company	—	—	5,932
Collateralized mortgage obligations	—	—	—
Total available-for-sale	$14,587	$66,387	$128,354
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$2,999	$14,301
State and municipal obligations	9,574	9,826	10,075
Corporate debt securities	3,818	3,916	4,011
Mortgage-backed securities:
Collateralized mortgage obligations, fixed- rate	19,524	23,810	28,834
Total held-to-maturity	$34,915	$40,551	$57,221

Total investment securities	$49,502	$106,938	$185,575

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

At September 30, 2017, total gross loans amounted to $842.1 million, an increase of $263.8 million or 45.6 percent as compared to September 30, 2016. For the year ended September 30, 2017, growth of $264.4 million in commercial loans and $25.4 million in construction and development loans were partially offset by decreases of $16.7 million in residential mortgage loans and $9.3 million in total consumer loans. Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

 The average balance of our total loans increased $230.5 million or 45.4 percent for the year ended September 30, 2017 as compared to September 30, 2016, while the average yield on loans remained the same in fiscal 2017 compared with fiscal 2016. The increase in average total loan volume was due primarily to the volume of new loan originations. During fiscal 2017 compared to fiscal 2016, the volume-related factors during the period contributed to an increase of interest income on loans of $9.6 million, while the rate-related changes increased interest income by $6,000.

The following table presents information regarding the components of the Company’s loan portfolio on the dates indicated.

	September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Residential mortgage	$192,500	$209,186	$214,958	$231,324	$239,900
Construction and Development:
Residential and commercial	35,622	18,579	5,677	5,964	6,672
Land	18,377	10,013	2,142	1,033	2,439
Total construction and development	53,999	28,592	7,819	6,997	9,111
Commercial:
Commercial real estate	437,760	231,439	87,686	71,579	70,571
Multi-family	39,768	19,515	7,444	1,032	1,971
Farmland	1,723	-	-	-	-
Other	74,837	38,779	13,380	5,480	5,573
Total commercial	554,088	289,733	108,510	78,091	78,115
Consumer:
Home equity lines of credit	16,509	19,757	22,919	22,292	20,431
Second mortgages	22,480	29,204	37,633	47,034	54,532
Other	2,570	1,914	2,359	2,839	2,648
Total consumer	41,559	50,875	62,911	72,165	77,611
Total loans	842,146	578,386	394,198	388,577	404,737
Deferred loan fees and costs, net	590	1,208	1,776	2,086	2,210
Allowance for loan losses	(8,405)	(5,434)	(4,667)	(4,589)	(5,090)
Loans receivable, net	$834,331	$574,160	$391,307	$386,074	$401,857

At September 30, 2017, our net loan portfolio totaled $834.3 million or 79.8% of total assets. Our principal lending activity has been the origination of loans collateralized by one-to four-family, also known as “single-family,” residential real estate loans located in our market area. In light of the increased levels of our non-performing and problem assets in recent fiscal years, we have taken certain actions to strengthen and enhance our loan underwriting policies and procedures and our loan administration and oversight policies and procedures. We have revised both our consumer loan policy and our commercial loan policy to address certain minimum loan-to-value (“LTV”) ratios, maximum gross debt ratios and minimum debt coverage ratio policy requirements. We have invested in and implemented software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance. Our Credit Review Department’s primary focus has been to review and maintain the loan portfolio, along with the review of underwriting of all new credits.

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

The loans receivable portfolio is segmented into residential mortgage loans, construction and development loans, commercial loans and consumer loans. The residential mortgage loan segment has one class, one-to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial construction loans and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built and occupied by the home-owner. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial use structure and for acquisition, development and construction of residential properties by residential developers. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

Residential Lending. Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2017, $192.5 million, or 22.9%, of our total loans in portfolio consisted of single-family residential mortgage loans.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. Applications for one-to four-family residential mortgage loans are taken by our loan origination officers and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually. However, due to the low interest rate environment and demand for fixed rate products, we have not originated a significant amount of ARM loans in recent years. At September 30, 2017, $44.4 million, or 23.1%, of our one-to four-family residential mortgage loans consisted of ARM loans.

We underwrite one-to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one-to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

Construction and Development Loans. The amount of our outstanding construction and development loans in portfolio increased to $54.0 million or 6.4% of gross loans at September 30, 2017 from $28.6 million or 4.9% of total loans as of September 30, 2016. From October 2009 through September 30, 2013, we ceased originating any new construction and development loans, with certain limited exceptions. During fiscal 2014, we resumed originating construction loans to builders and developers in our market area, on a relatively modest basis consistent with our business plan filed with the OCC. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction loans also include single-family residential construction loans which may if approved convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm” loans). During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed. On residential construction to perm loans the interest rate is as approved. Upon the earlier of the completion of construction or one year, these loans if approved by the appropriate approving authority convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans.

Our current portfolio of construction loans generally have a maximum term as approved based upon the underwriting (for individual, owner-occupied dwellings), and loan-to-value ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally, a limit of two unsold homes (one model home and one speculative home) is placed per project.

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

Our loan portfolio included nine loans secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $18.4 million, constituting 2.2% of total loans, at September 30, 2017.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2017, $657,000, or 7.8 percent, of our allowance for loan losses was attributed to construction and development loans. We had no loans in non-performing construction and development loans in portfolio at September 30, 2017 and at September 30, 2016. At September 30, 2017 and 2016, we had $94,000 and $109,000, respectively, in construction and development loans that were performing troubled debt restructurings.

Commercial Lending. At September 30, 2017, our loans in portfolio secured by commercial real estate amounted to $437.8 million and constituted 52.0 percent of our gross loans at such date. During the year ended September 30, 2017, the commercial real estate loan portfolio increased by $206.3 million, or 89.2 percent. During fiscal 2017, we had zero charge-offs of commercial real estate loans, as compared to $99,000 in charge-offs at fiscal 2016.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with amortization typically not greater than 25 years and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon the prime rate plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan. Prepayment fees are charged on most loans in the event of early repayment. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2017, we had no non-accruing commercial real estate mortgage loans and an aggregate of $2.0 million of our commercial real estate loans at such date were classified for regulatory reporting purposes as substandard. As of September 30, 2017, $2.8 million, or 32.9% of our allowance for loan losses was allocated to commercial real estate mortgage loans. In addition, at September 30, 2017 and 2016, we had no real estate owned which were acquired from foreclosures on, or our acceptance of a deed-in-lieu of foreclosure, on commercial real estate loans. As of September 30, 2017, our commercial real estate loans held in portfolio were deemed performing troubled debt restructurings were $554,000 compared to $1.8 million at September 30, 2016.

At September 30, 2017, our loan portfolio included 15 loans with an aggregate book value of $39.8 million secured by multi-family (more than four units) properties, constituting 4.7% of our gross loans at such date. As of September 30, 2017, we had no non-accruing multi-family loans.

At September 30, 2017, we had $74.8 million in commercial business loans (8.9% of gross loans outstanding) in portfolio. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area. The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2017, we had no non-accruing commercial business loans in our loan portfolio. At such date, $416,000 or 5.0% of the allowance for loan losses was allocated to commercial business loans. At September 30, 2017 and 2016, we held no commercial business loans in portfolio that were deemed performing troubled debt restructurings.

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

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $41.6 million or 4.9% of our total loan portfolio at September 30, 2017. The largest components of our consumer loans are loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $22.5 million at September 30, 2017, and home equity lines of credit, which amounted to $16.5 million at such date. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity lines of credit are variable rate loans tied to the prime rate. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 15 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that the maximum loan-to-value ratio on our home equity lines of credit is 80%, when Malvern Federal Savings has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 75%, when the Bank does not have the first mortgage. At September 30, 2017, the unused portion of our home equity lines of credit was $26.4 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the year ended September 30, 2017, we charged-off $223,000 of consumer loans mostly consisting of second mortgage loans. We are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses. As of September 30, 2017, we had an aggregate of $212,000 of non-accruing second mortgage loans and home equity lines of credit, representing an improvement of $140,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2016. At September 30, 2017, $868,000 of our consumer loans were classified as substandard consumer loans. At September 30, 2017, an aggregate of $516,000 of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

The following table presents the contractual maturity of our loans held in portfolio at September 30, 2017. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	At September 30, 2017, Maturing
	In One Year or Less	After One Years Through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$328	$6,417	$185,755	$192,500
Construction and Development:
Residential and commercial	22,430	10,307	2,885	35,622
Land	13,461	2,698	2,218	18,377
Total construction and development	35,891	13,005	5,103	53,999
Commercial:
Commercial real estate	14,020	94,265	329,475	437,760
Farmland	—	—	1,723	1,723
Multi-family	6,000	15,215	18,553	39,768
Other	17,563	41,735	15,539	74,837
Total commercial	37,583	151,215	365,290	554,088
Consumer:
Home equity lines of credit	—	—	16,509	16,509
Second mortgages	45	3,463	18,972	22,480
Other	173	2,039	358	2,570
Total consumer	218	5,502	35,839	41,559
Total	$74,020	$176,139	$591,987	$842,146

Loans with:
Fixed rates	$7,265	$24,649	$268,182	$300,096
Variable rates	66,755	151,490	323,805	542,050
Total	$74,020	$176,139	$591,987	$842,146

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (‘‘allowance’’) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates, current economic conditions and peer group statistics are also reviewed. At fiscal 2017 year-end, the level of the allowance was $8.4 million as compared to a level of $5.4 million at September 30, 2016. The Company made loan loss provisions of $2.8 million in fiscal 2017 compared with $947,000 in fiscal 2016 and $90,000 in fiscal 2015. The level of the allowance during the respective annual fiscal periods of 2017, 2016 and 2015 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Company’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2017, the allowance for loan losses amounted to 1.00 percent of total loans. In management’s view, the level of the allowance at September 30, 2017 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a ‘‘Forward Looking Statement’’ under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting Pennsylvania real estate and further deterioration of the economic climate, as well as, operating, regulatory and other conditions beyond the Company’s control. The allowance for loan losses as a percentage of total loans amounted to 1.00 percent, 0.94 percent and 1.18 percent at September 30, 2017, 2016 and 2015, respectively.

Net recoveries were $180,000 in fiscal 2017, compared to net charge-offs of $180,000 in fiscal 2016 and net charge-offs of $12,000 in fiscal 2015. During fiscal 2017, the Company experienced a decrease in charge-offs and an increase in recoveries compared to fiscal 2016. Charge-offs were lower in most of the portfolio segments in fiscal 2017 than in fiscal 2016 and recoveries were primarily higher in consumer loan portfolio segment in fiscal 2017 than in fiscal 2016. Consumer loan recoveries were $148,000 higher in fiscal 2017 compared to fiscal 2016.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average loans outstanding	$738,496	$507,973	$384,125	$407,169	$447,196
Total loans at end of period	$842,146	$578,386	$394,198	$388,577	$404,737
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$5,434	$4,667	$4,589	$5,090	$7,581

Charge-offs:
Residential mortgage	—	9	—	83	994
Construction and Development:
Residential and commercial	—	91	1	37	5,768
Land	—	—	—	—	99
Commercial:
Commercial real estate	—	99	48	183	6,315
Multi-family	—	—	—	—	—
Other	—	—	—	—	94
Consumer:
Home equity lines of credit	—	—	—	14	—
Second mortgages	218	291	138	618	1,042
Other	5	70	34	6	9
Total charge-offs	223	560	221	941	14,321
Recoveries:
Residential mortgage	2	17	17	23	199
Construction and Development:
Residential and commercial	90	243	98	1	—
Commercial:
Commercial real estate	40	3	9	9	117
Other	9	3	3	3	23
Consumer:
Home equity lines of credit	18	1	2	1	17
Second mortgages	232	100	69	136	235
Other	12	13	11	4	4
Total recoveries	403	380	209	177	595
Net (recoveries) charge-offs	(180)	180	12	764	13,726
Provision for loan losses	2,791	947	90	263	11,235
Balance at end of year	$8,405	$5,434	$4,667	$4,589	$5,090
Ratio of net (recovery) charge-offs during the year to average loans outstanding during the year	(0.02)%	0.04%	0.00%	0.19%	3.07%
Allowance for loan losses as a percentage of total loans at end of year	1.00%	0.94%	1.18%	1.18%	1.26%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2017		2016		2015		2014		2013
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Residential mortgage	$1,004	22.8%	$1,201	36.2%	$1,486	54.5%	$1,672	59.5%	$1,414	59.3%
Construction and Development:
Residential and commercial	523	4.2	199	3.2	30	1.5	291	1.5	164	1.6
Land loans	132	2.2	97	1.7	35	0.5	13	0.3	56	0.6
Commercial:
Commercial real estate	3,581	52.0	1,874	40.0	1,235	22.2	1,248	18.4	1,726	17.4
Farmland	9	0.2
Multi-family	224	4.7	109	3.4	104	1.9	29	0.3	40	0.5
Other	541	8.9	158	6.7	108	3.4	50	1.4	59	1.4
Consumer:
Home equity lines of credit	90	2.0	116	3.4	139	5.8	168	5.8	137	5.0
Second mortgages	402	2.7	467	5.0	761	9.6	1,033	12.1	1,393	13.5
Other	27	0.3	34	0.4	24	0.6	23	0.7	22	0.7
Total allocated	6,533	100.0	4,255	100.0	3,922	100.0	4,527	100.0	5,011	100.0
Unallocated	1,872	-	1,179	-	745	-	62	-	79	-
Balance at end of period	$8,405	100.0%	$5,434	100.0%	$4,667	100.0%	$4,589	100.0%	$5,090	100.0%

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of credit losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  At present, components of the commercial loan segments of the portfolio are new originations and the associated volumes continue to see increased growth.  At the same time, historical loss levels have decreased as factors in assessing the portfolio.  The combination of these factors has given rise to an increase in the unallocated level within the allowance. Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about the borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

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

	At September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Non-accrual loans	$1,038	$1,617	$1,399	$2,391	$1,901
Accruing loans past due 90 days or more	173	696	—	—	—
Total non-performing loans	1,211	2,313	1,399	2,391	1,901
Other real estate owned	—	—	1,168	1,964	3,962
Total non-performing assets	$1,211	$2,313	$2,567	$4,355	$5,863

Troubled debt restructured loans — performing	$2,238	$2,039	$1,091	$1,009	$1,346

At September 30, 2017, non-performing assets totaled $1.2 million, or 0.12% of total assets, as compared with $2.3 million, or 0.28%, at September 30, 2016. The reduction in non-performing assets from September 30, 2017 was attributable to four loans with an outstanding balance of approximately $435,000 at September 30, 2016 which were returned to accruing status during fiscal 2017, as well as, an aggregate balance of $413,000 of paid-offs loans, principal payments of $180,000, offset in part by the addition of three single residential loans (totaling approximately $318,000) and two consumer loans (totaling approximately $151,000) into non-accrual status.

Troubled debt restructured loans, totaled $2.3 million and $2.2 million at September 30, 2017 and at September 30, 2016. A total of $2.2 and $2.0 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at September 30, 2017 and September 30, 2016, respectively. At September 30, 2017, one troubled debt restructured loan with an outstanding balance of approximately $22,000, was deemed non-performing, while one loan with an outstanding balance of $139,000 was deemed non-performing at September 30, 2016. The performing troubled debt restructured loans increased by $199,000 at September 30, 2017 compared to September 30, 2016 primarily due to four residential mortgage loans with an aggregate outstanding balance of $1.2 million and two second mortgage loans with an outstanding balance of approximately $126,000 being classified as a performing TDRs during fiscal 2017, as well as one residential mortgage loan with an outstanding balance of $153,000 at September 30, 2017 returned to accruing status. These increases were offset by two commercial loans with an aggregate outstanding balance of approximately $1.3 million at September 30, 2016, being paid off during fiscal 2017.

Total non-performing assets decreased $254,000 from September 30, 2015 to September 30, 2016. The reduction in non-performing assets from September 30, 2015 was attributable to two commercial loans to one borrower with an outstanding balance of approximately $492,000 at September 30, 2015 which were returned to accruing status during fiscal 2016, as well as, $117,000 in charge-offs, payments of $212,000, offset in part by the addition of seven single residential loans (totaling approximately $658,000), one commercial real estate loan (totaling approximately $193,000) and six consumer loans (totaling approximately $186,000) into non-accrual status.  In addition, the Company reduced other real estate owned at September 30, 2016 to zero as compared to $1.2 million at September 30, 2015. The decrease was attributable to three single residential loans and one commercial real estate loan sold during the fiscal 2016. The decrease in REO at September 30, 2016 compared to September 30, 2015, was due to $1.2 million of sales of REO, at a net gain of $19,000, as well as $20,000 in reduction to fair value which are reflected in other REO expense during fiscal 2016.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended September 30, 2017.

	Year Ended September 30,
	2017	2016	Increase (Decrease)	% Change	2016	2015	Increase (Decrease	% Change
	(Dollars in thousands)
Service charges and other fees	$992	$923	$69	7.36%	$923	$989	$(66)	(6.67)%
Rental income-other	227	211	16	7.58	211	249	(38)	(15.26)
Gain on sale of investments, net	463	565	(102)	(18.05)	565	515	50	9.71
Gain on sale of loans, net	154	116	38	32.76	116	102	14	13.73
Loss on disposal of fixed assets	—	1	(1)	(100.0)	1	—	1	100.0
Earnings on bank-owned life insurance	505	517	(12)	(2.32)	517	680	(163)	(23.97)
Total other income	$2,341	$2,333	$8	0.34%	$2,333	$2,535	$(202)	(7.97)%

For the year ended September 30, 2017, total other income increased $8,000 compared to fiscal 2016. This was primarily as a result of a $69,000 increase in service charges, a $16,000 increase in rental income, and an increase of $38,000 in net gain on sale of loans, partially offset by a decrease of $102,000 in net gains on sales of investment securities and a decrease in earnings on bank-owned insurance of $12,000.

Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of $1.9 million for the twelve months ended September 30, 2017 compared to $1.8 million for the comparable period in fiscal 2016, an increase of $110,000, or 6.2 percent.

For fiscal 2016, total other income decreased $202,000 compared to fiscal 2015, primarily as a result of a $66,000 decrease in service charges, a $38,000 decrease in rental income, and a $163,000 decrease in earnings on bank-owned insurance, partially offset by an increase of $50,000 in net gains on sales of investment securities, an increase of $14,000 in net gain on sale of loans and an increase in gain on disposal of fixed assets of $1,000.

Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of $1.8 million for the twelve months ended September 30, 2016 compared to $2.0 million for the comparable period in fiscal 2015, a decrease of $252,000, or 12.5 percent.

The Company’s other income is presented in the table below excluding net investment security gains.

	For the Year Ended September 30,
	2017	2016	2015
	(In thousands)
Other income (GAAP basis)	$2,341	$2,333	$2,535
Less: Net investment securities gains	463	565	515
Other income, excluding net investment securities gain (Non-GAAP)	$1,878	$1,768	$2,020

Other Expense

The following table presents the principal categories of other expense for each of the years in the three-year period ended September 30, 2017.

	Year Ended September 30,
	2017	2016	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
	( Dollars in thousands)
Salaries and employee benefits	$7,114	$6,290	$824	13.10%	$6,290	$5,998	$292	4.87%
Occupancy expense	2,084	1,820	264	14.51	1,820	1,715	105	6.12
Federal deposit insurance premium	244	579	(335)	(57.86)	579	784	(205)	(26.15)
Advertising	216	131	85	64.89	131	239	(108)	(45.19)
Data processing	1,195	1,128	67	5.94	1,128	1,236	(108)	(8.74)
Professional fees	1,894	1,683	211	12.54	1,683	1,571	112	7.13
Other operating expense	2,400	2,291	109	4.6	2,291	2,418	(127)	(5.25)
Total other expense	$15,147	$13,922	$1,225	8.8%	$13,922	$13,961	$(39)	(0.28)%

Total other expense increased $1.2 million, or 8.8 percent, in fiscal 2017 from fiscal 2016 as compared with a decrease of $39,000, or 0.3 percent, from fiscal 2015 to fiscal 2016. Increases in fiscal 2017 compared to fiscal 2016, primarily included a $824,000 increase in salaries and employee benefits, a $264,000 increase in occupancy expense, a $85,000 increase in advertising, a $67,000 increase in data processing expense, a $211,000 increase in professional fees and a $109,000 increase in other operating expenses. These increases were offset by a decrease in in federal deposit insurance of 335,000.

Prudent management of operating expenses has been and will continue to be a key objective of management in an effort to improve earnings performance. The Company’s ratio of other expenses to average assets decreased to 1.62 percent in fiscal 2017 compared to 1.85 percent in fiscal 2016 and 2.25 percent in fiscal 2015.

Salaries and employee benefits increased $824,000 or 13.1 percent in fiscal 2017 compared to fiscal 2016 and increased $292,000 or 4.9 percent from fiscal 2015 to fiscal 2016. These increases were primarily attributable to growth in the workforce. Salaries and employee benefits accounted for 47.0 percent of total non-interest expense in fiscal 2017, as compared to 45.2 percent and 43.0 percent in fiscal 2016 and fiscal 2015, respectively.

Occupancy expense for fiscal 2017 increased by $264,000 or 14.2 percent, over fiscal 2016. Occupancy expense for fiscal 2016 increased by $105,000 or 6.1 percent, compared to fiscal 2015. The increase from fiscal 2016 to fiscal 2017 is due primarily to continued growth of the Company during fiscal 2017. The increase during fiscal 2017 was primarily due to an increase in rent expense of $126,000, a $33,000 increase in utility expenses, a $99,000 increase in depreciation expense and a $20,000 increase in building and equipment maintenance expense. These increases were offset by a decrease of $6,000 in real estate taxes and a decrease of $4,000 in building insurance.

Federal deposit insurance premium for fiscal 2017 decreased $335,000, or 57.9 percent, compared to fiscal 2016. The decrease in the federal deposit insurance premium is due to the new regulatory calculation. For the year ended September 30, 2016, FDIC insurance expense decreased $205,000 compared to fiscal 2015. The decrease in the federal deposit insurance premium for fiscal 2016 is due to the termination on January 21, 2016 of the Formal Agreement with the Office of the Comptroller of the Currency (“OCC”).

Advertising expense for fiscal 2017 increased $85,000, or 64.9 percent, compared to fiscal 2016. The increase for fiscal 2017 is due to increase in advertising retainers. For fiscal 2016, these expenses decreased $108,000 or 44.8 percent compared to fiscal 2015.

Data processing expense for fiscal 2017 increased $67,000, or 5.9 percent, compared to the fiscal 2016. For fiscal 2016, data processing expense decreased $108,000, or 8.7 percent, over fiscal 2015.

Professional fees for fiscal 2017 increased $211,000, or 12.5 percent, compared to fiscal 2016. The increase is due primarily to an $130,000 increase in legal fees and a $132,000 increase in fees associated with professional services. The increase was offset by $53,000 reduction in fees associated with audit and accounting services. Professional fees increased $112,000 in fiscal 2016 from fiscal 2015 primarily due to increase in legal fees and audit and accounting fees.

Other operating expense increased in fiscal 2017 by approximately $109,000, or 4.6 percent, compared to fiscal 2016. The increase during the year ended September 30, 2017 was primarily due to a $41,000 increase in business expenses related to entertainment and meals and auto expense, and a $37,000 increase in expenses associated with annual credit review such as appraisals. Other operating expense decreased in fiscal 2016 by approximately $127,000, or 5.2 percent, compared to fiscal 2015. The decrease during the year ended September 30, 2016 was primarily due to a $373,000 decrease in other operating expense related to $105,000 in reimbursement for an insurance claim paid in fiscal 2015. This decrease was partially offset by an increase of $135,000 in business expenses related to entertainment and meals and auto expense, a $65,000 increase in telephone expense

Provision for Income Taxes

The Company recorded $2.9 million in income tax expense in fiscal 2017, compared to $6.2 million in income tax benefit in fiscal 2016 and $970,000 income tax benefit in fiscal 2015, respectively. The effective tax rates for the Company for the years ended September 30, 2017, 2016 and 2015 were 33.4 percent, 103.3 percent and 26.2 percent, respectively. For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

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

At September 30, 2017, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.23:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2017, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2017, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2017, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$275,186	$44,754	$155,478	$184,634	$181,746	$841,798
Investment securities and restricted securities	5,291	3,955	19,228	4,684	22,147	55,305
Other interest-earning assets	115,521	-	-	-	-	115,521
Total interest-earning assets	395,998	48,709	174,706	189,318	203,893	1,012,624
Interest-bearing liabilities:
Demand and NOW accounts	153,551	-	-	-	-	153,551
Money market accounts	262,892	-	-	-	-	262,892
Savings accounts	44,526	-	-	-	-	44,526
Certificate accounts	121,462	62,875	49,184	20,182	18,063	271,766
FHLB advances	40,000	-	83,000	24,303	-	147,303
Total interest-bearing liabilities	622,431	62,875	132,184	44,485	18,063	880,038
Interest-earning assets less interest-bearing liabilities	$(226,433)	$(14,166)	$42,522	$144,833	$185,830	$132,586

Cumulative interest-rate sensitivity gap(3)	$(226,433)	$(240,599)	$(198,077)	$(53,244)	$132,586

Cumulative interest-rate gap as a percentage of total assets at September 30, 2017	(21.65)%	(23.00)%	(18.94)%	(5.09)%	12.68%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2017	63.62%	64.89%	75.77%	93.82%	115.07%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loans fees.
(3)	Interest-rate sensitivity gap represents the net cumulative difference between interest-earning assets and interest-bearing liabilities.

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

The table below sets forth as of September 30, 2017 and 2016, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2017			As of September 30, 2016
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$110,780	$(20,923)	(16)%	$82,438	$(22,296)	(21)%
+200	119,631	(12,072)	(9)	91,344	(13,390)	(13)
+100	127,334	(4,369)	(3)	99,266	(5,468)	(5)
0	131,703	-	-	104,734	-	-
-100	134,634	2,931	2	106,608	1,874	2

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2017.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$28,598	$2,532	9.71%
100	27,435	1,369	5.25
Static	26,066	-	-
(100)	25,231	(835)	(3.20)

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

At September 30, 2017, the Company had $117.1 million in cash and cash equivalents compared to $96.8 million at September 30, 2016. In addition, our investment securities available-for-sale amounted to $14.6 million at September 30, 2017 and $66.4 million at September 30, 2016.

Deposits

Total deposits increased to $790.4 million at September 30, 2017 from $602.0 million at September 30, 2016. Total interest-bearing deposits increased from $567.5 million at September 30, 2016 to $748.3 million at September 30, 2017, an increase of $180.8 million or 31.9 percent. Interest-bearing demand, savings, money market and time deposits under $100,000 increased $157.3 million to a total of $557.7 million at September 30, 2017 as compared to $400.4 million at September 30, 2016. Time deposits $100,000 and over increased $23.5 million at September 30, 2017 as compared to September 30, 2016. Time deposits $100,000 and over represented 24.1 percent of total deposits at September 30, 2017 compared to 27.8 percent at September 30, 2016. We had brokered deposits totaling $78.2 million at September 30, 2017 compared to $58.8 million at September 30, 2016.

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $518.6 million at September 30, 2017 increased by $166.8 million, or 47.4 percent, from September 30, 2016. Total demand deposits, savings and money market accounts were 65.6 percent of total deposits at September 30, 2017 and 58.6 percent at September 30, 2016. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts and certificates of deposit greater than $100,000) as a percentage of total deposits. This number increased by $65.7 million, or 19.5 percent, from $272.0 million at September 30, 2016 to $337.7 million at September 30, 2017 and represented 42.7 percent of total deposits at September 30, 2017 as compared with 45.2 percent at September 30, 2016.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during fiscal 2017.

The following table depicts the Company’s core deposit mix at September 30, 2017 and 2016 based on the Company’s alternative calculation:

	September 30,
	2017		2016		Net Change
	Amount	Percentage	Amount	Percentage	2017 vs. 2016
	(Dollars in thousands)
Non interest-bearing demand	$42,121	12.5%	$34,547	12.7%	$7,574
Interest-bearing demand	155,579	46.1	95,041	35.0	60,538
Savings	44,526	13.2	44,714	16.4	(188)
Money market deposits under $100,000	14,299	4.2	14,543	5.3	(244)
Certificates of deposit under $100,000	81,166	24.0	83,110	30.6	(1,944)
Total core deposits	$337,691	100.0%	$271,955	100.0%	$65,736

Total deposits	$790,396		$602,046		$188,350
Core deposits to total deposits		42.7%		45.2%

At September 30, 2017, our certificates of deposit and other time deposits with a balance of $100,000 or more amounted to $190.6 million, of which $138.5 million are scheduled to mature within twelve months. At September 30, 2017, the weighted average remaining maturity of our certificate of deposit accounts was 15.3 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $100,000 or more.

Amount
(In thousands)
Maturity Period:
Three months or less	$75,276
Over three months through six months	19,349
Over six months through twelve months	43,916
Over twelve months	52,058
Total	$190,599

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2017 and 2016, the Company’s outstanding balance of FHLB advance, totaled $118.0 million and $118.0 million, respectively. Of the $118.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At September 30, 2017, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days.

During fiscal 2017 the Company had purchased securities sold under agreements to repurchase as a short-term funding source. At September 30, 2017, the Company had $5.0 million in securities sold under agreements to repurchase at a rate of 1.46%. The Company had no securities sold under agreements to repurchase at September 30, 2016.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the year ended September 30, 2017, cash and cash equivalents increased by $20.4 million over the balance at September 30, 2016. Net cash of $9.8 million was provided by operating activities in fiscal 2017, primarily, net income as adjusted to net cash. Net income of $5.8 million in fiscal 2017 was adjusted principally by net gains on sales of investment securities of $463,000, amortization of premiums and accretion of discounts on investment securities net of $814,000, an increase in other assets of $1.1 million and an increase in other liabilities of $563,000. Net cash used by investing activities amounted to approximately $207.0 million in fiscal 2017, primarily reflecting a net decrease in investment securities of $57.4 million. Net cash of $217.5 million was provided by financing activities in fiscal 2017, primarily from the increase in deposits of $188.4 million and an increase of $5.0 million in other borrowed money.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2017.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$35,041	$86,082	$—	$—	$121,123
Certificates of deposit(1)	186,775	49,919	20,566	18,433	275,693
Operating lease obligations	495	933	978	1,756	4,162
Total contractual obligations	$222,311	$136,934	$21,544	$20,189	$400,978

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In thousands)
Commitments to extend credit:(1)
Future loan commitments	$80,273	$97,566
Undisbursed construction loans	37,064	33,135
Undisbursed home equity lines of credit	26,440	25,270
Undisbursed Commercial lines of credit	55,346	48,667
Overdraft protection lines	1,339	850
Standby letters of credit	4,650	1,927
Total commitments	$205,112	$207,415

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Shareholders’ Equity

Total shareholders’ equity amounted to $102.5 million, or 9.8 percent of total assets, at September 30, 2017, compared to $96.2 million or 11.7 percent of total assets at September 30, 2016. Book value per common share was $15.60 at September 30, 2017, compared to $14.66 at September 30, 2016.

Capital

At September 30, 2017, the Bank’s common equity tier 1 ratio was 14.75 percent, tier 1 leverage ratio was 12.02 percent, tier 1 risk-based capital ratio was 14.75 percent and the total risk-based capital ratio was 15.78 percent. At September 30, 2016, the Bank’s common equity tier 1 ratio was 14.50 percent, tier 1 leverage ratio was 10.98 percent, tier 1 risk-based capital ratio was 14.50 percent and the total risk-based capital ratio was 15.42 percent. At September 30, 2017, the Bank was in compliance with all applicable regulatory capital requirements.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Paoli, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Malvern Bancorp, Inc. and its subsidiaries (collectively the “Company”) as of September 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Bancorp, Inc. and its subsidiaries at September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Malvern Bancorp, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 29, 2017, expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
December 29, 2017

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30,
	2017	2016
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,615	$1,297
Interest bearing deposits in depository institutions	115,521	95,465
Cash and Cash Equivalents	117,136	96,762
Investment securities available for sale, at fair value	14,587	66,387
Investment securities held to maturity, at cost (fair value of $34,566 and $40,817, respectively)	34,915	40,551
Restricted stock, at cost	5,559	5,424
Loans receivable, net of allowance for loan losses of $8,405 and $5,434, respectively	834,331	574,160
Accrued interest receivable	3,139	2,558
Property and equipment, net	7,507	6,637
Deferred income taxes, net	6,671	8,827
Bank-owned life insurance	18,923	18,418
Other assets	3,244	1,548
Total Assets	$1,046,012	$821,272

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$42,121	$34,547
Deposits-interest-bearing	748,275	567,499
Total Deposits	790,396	602,046
FHLB advances	118,000	118,000
Other short-term borrowings	5,000	-
Subordinated debt	24,303	-
Advances from borrowers for taxes and insurance	1,553	1,659
Accrued interest payable	694	427
Other liabilities	3,546	2,983
Total Liabilities	943,492	725,115

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,572,684 shares at September 30, 2017 and 6,560,403 shares at September 30, 2016	66	66
Additional paid-in-capital	60,736	60,461
Retained earnings	43,139	37,322
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,483)	(1,629)
Accumulated other comprehensive income (loss )	62	(63)
Total Shareholders’ Equity	102,520	96,157
Total Liabilities and Shareholders’ Equity	$1,046,012	$821,272

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended September 30,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$30,841	$21,206	$16,484
Investment securities, taxable	1,561	2,824	3,073
Investment securities, tax-exempt	492	751	522
Dividends, restricted stock	257	250	311
Interest-bearing cash accounts	631	213	72
Total Interest and Dividend Income	33,782	25,244	20,462
Interest Expense
Deposits	6,236	4,537	3,431
Short-term borrowings	34	-	-
Long-term borrowings	2,176	2,195	1,817
Subordinated debt	1,000	-	-
Total Interest Expense	9,446	6,732	5,248
Net Interest Income	24,336	18,512	15,214
Provision for Loan Losses	2,791	947	90
Net Interest Income after Provision for Loan Losses	21,545	17,565	15,124

Other Income
Service charges and other fees	992	923	989
Rental income-other	227	211	249
Gain on sale of investments, net	463	565	515
Gain on disposal of fixed assets	-	1	-
Gain on sale of loans, net	154	116	102
Earnings on bank-owned life insurance	505	517	680
Total Other Income	2,341	2,333	2,535
Other Expense
Salaries and employee benefits	7,114	6,290	5,998
Occupancy expense	2,084	1,820	1,715
Federal deposit insurance premium	244	579	784
Advertising	216	131	239
Data processing	1,195	1,128	1,236
Professional fees	1,894	1,683	1,571
Other real estate owned (income) expense, net	(172)	27	(46)
Other operating expenses	2,572	2,264	2,464
Total Other Expenses	15,147	13,922	13,961
Income before income tax expense (benefit)	8,739	5,976	3,698
Income tax expense (benefit)	2,922	(6,174)	(970)
Net Income	$5,817	$12,150	$4,668

Earnings Per Common Share:
Basic	$0.90	$1.90	$0.73
Diluted	$0.90	$1.90	n/a
Weighted Average Common Shares Outstanding
Basic	6,431,445	6,409,265	6,393,330
Diluted	6,432,137	6,409,325	n/a

Dividends Declared Per Share	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2017	2016	2015

Net Income	$5,817	$12,150	$4,668
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	(275)	2,128	2,120
Tax effect	94	(723)	(721)
Net of tax amount	(181)	1,405	1,399
Reclassification adjustment for net gains arising during the period(1)	(463)	(565)	(515)
Tax effect	157	192	175
Net of tax amount	(306)	(373)	(340)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	9	9	5
Tax effect	(3)	(3)	(2)
Net of tax amount	6	6	3
Fair value adjustment on derivatives	918	(194)	(348)
Tax effect	(312)	172	12
Net of tax amount	606	(22)	(336)
Total other comprehensive income	125	1,016	726
Total comprehensive income	$5,942	$13,166	$5,394

(1)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended September 30, 2017, 2016, and 2015

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share data)
Balance, October 1, 2014	$66	$60,317	$20,504	$(1,922)	$(1,805)	$77,160
Net Income	—	—	4,668	—	—	4,668
Other comprehensive income	—	—	—	—	726	726
Committed to be released ESOP shares (14,400 shares)	—	48	—	147	—	195
Balance, September 30, 2015	$66	$60,365	$25,172	$(1,775)	$(1,079)	$82,749
Net Income	—	—	12,150	—	—	12,150
Other comprehensive income	—	—	—	—	1,016	1,016
Committed to be released ESOP shares (14,400 shares)	—	96	—	146	—	242
Balance, September 30, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157
Net Income	—	—	5,817	—	—	5,817
Other comprehensive income	—	—	—	—	125	125
Committed to be released ESOP shares (14,400 shares)	—	165	—	146	—	311
Stock based compensation	—	110	—	—	—	110
Balance, September 30, 2017	$66	$60,736	$43,139	$(1,483)	$62	$102,520

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Cash Flows from Operating Activities
Net income	$5,817	$12,150	$4,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	724	650	646
Provision for loan losses	2,791	947	90
Deferred income taxes expense (benefit)	2,092	(6,316)	(1,035)
ESOP expense	311	242	195
Stock based compensation	110	—	—
Amortization of premiums and discounts on investment securities, net	814	1,243	849
(Accretion) amortization of loan origination fees and costs	(924)	748	296
Amortization of mortgage service rights	60	73	82
Amortization of subordinated debt issuance costs	39	—	—
Net gain on sale of investment securities available for sale	(463)	(565)	(515)
Net gain on disposal of fixed assets	—	(1)	—
Net gain on sale of secondary market loans	(154)	(116)	(102)
Proceeds on sale of secondary market loans	9,270	6,390	4,090
Originations of secondary market loans	(9,116)	(6,274)	(3,988)
Gain on sale of other real estate owned	—	(19)	(124)
Write down of other real estate owned	—	20	54
Earnings on bank-owned life insurance	(505)	(517)	(680)
Increase in accrued interest receivable	(581)	(74)	(1,162)
Increase in accrued interest payable	267	31	247
Increase in other liabilities	563	766	349
Increase in other assets	(1,058)	(44)	(714)
Increase in income tax receivable	(225)	—	—
Net Cash Provided by Operating Activities	9,832	9,334	3,246
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(250)	(2,116)	(160,103)
Sales	51,119	62,818	70,413
Maturities, calls and principal repayments	583	2,437	6,032
Investment securities held-to-maturity:
Purchases	—	—	(4,152)
Maturities, calls and principal repayments	5,350	16,391	4,454
(Loan originations) and principal collections, net	(262,039)	(184,548)	(5,927)
Proceeds from sale of other real estate owned	—	1,167	1,174
Additions to mortgage servicing rights	—	—	(30)
Proceeds from death benefit of bank-owned life insurance	—	1,049	—
Net increase in restricted stock	(135)	(659)	(1,262)
Proceeds from sale of property and equipment	—	1	—
Purchases of property and equipment	(1,594)	(752)	(358)
Net Cash Used in Investing Activities	(206,966)	(104,212)	(89,759)
Cash Flows from Financing Activities
Net increase in deposits	188,350	136,524	52,569
Proceeds for long-term borrowings	140,000	121,000	93,000
Repayment of long-term borrowings	(140,000)	(106,000)	(38,000)
Increase in other borrowed money	10,000	—	—
Repayment of other borrowed money	(5,000)	—	—
Increase (decrease) in advances from borrowers for taxes and insurance	(106)	(147)	20
Net proceeds from issuance of subordinated debt	24,264	—	—
Net Cash Provided by Financing Activities	217,508	151,377	107,589
Net Increase in Cash and Cash Equivalents	20,374	56,499	21,076
Cash and Cash Equivalent - Beginning	96,762	40,263	19,187
Cash and Cash Equivalent - Ending	$117,136	$96,762	$40,263

Supplementary Cash Flows Information
Interest paid	$9,179	$6,701	$5,001
Income taxes paid	$130	$—	$—
Non-cash transfer of loans to other real estate owned	$—	$—	$308
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$—	$57,523
Non-cash proceeds from death benefit on BOLI	$—	$—	$1,039

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organizational Structure and Nature of Operations (Continued)

In October 2017, the Bank filed an application with the OCC to convert from a federal savings bank to a national bank, with the name Malvern Bank, National Association. In connection with the charter conversion of the Bank, also in October 2017, the Company filed an application with the FRB to convert to a bank holding company from a savings and loan holding company.

The conversion remains subject to the receipt of all required regulatory approvals. The Company and the Bank filed the conversion application in order to better match the Bank’s regulatory charter to its current and planned business activity.

The Company and the Bank and the Bank’s subsidiary, Strategic Asset Management Group, Inc. (“SAMG”), provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s headquarters and eight full-service branches in Chester and Delaware Counties, Pennsylvania. SAMG owned 100% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products. As of September 30, 2017 and 2016, SAMG’s total assets were approximately $57,000 and $62,000, respectively. The net loss of SAMG for the years ended September 30, 2017 and 2016, was approximately $4,000 and $6,000, respectively and for the year ended September 30, 2015 the net income was approximately $2,000. The Company is subject to competition from various other financial institutions and financial services companies. The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies. Effective in December 2017 SAMG merged into and with Malvern Insurance Associates, LLC.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2017.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2017, 2016 and 2015 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of zero and $4.8 million at September 30, 2017 and 2016, respectively.

Investment Securities

Held-to-maturity (“HTM”) are securities that includes debt securities that the Company has the positive intent and the ability to hold to maturity. These securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2017 and 2016, the Company had no investment securities classified as trading. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value or fair value under the fair value option accounting guidance for financial instruments. For loans carried at the lower of cost or estimated fair value, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The loans receivable portfolio is segmented into residential loans, construction and development loans, commercial loans and consumer loans. The residential loan segment has one class, one-to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial structure. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

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

We underwrite one-to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one-to four-family first mortgage loans.

In underwriting one-to four-family residential mortgage loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors. The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.

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

Commercial Lending.  Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. The Company also sells loans in the secondary market with servicing released.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2017 and 2016, restricted stock consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

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

During the years ended September 30, 2017 and 2016, there were net repurchases of restricted stock of $135,000 and $659,000, respectively. Also as of September 30, 2017 and 2016 the number of FHLB shares was 54,787 and 53,441, respectively. There were approximately $257,000, $250,000 and $311,000 of dividends on FHLB stock received or recognized in income for fiscal years 2017, 2016 and 2015, respectively.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $115,000, $90,000, and $64,000, for fiscal 2017, 2016, and 2015, respectively. There were no bonus matching contributions for fiscal years 2017, 2016 or 2015.

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $1.1 million and $1.1 million at September 30, 2017 and 2016, respectively. Distributions made to directors for the fiscal year 2017 and 2016 were approximately $25,000 and $4,000, respectively. The expense/(benefit) associated with the Plans for the years ended September 30, 2017, 2016, and 2015 was $30,000, $11,000, and $(24,000), respectively. At fiscal 2015, the benefit associated with the Plans was due to the Plan being frozen at September 30, 2014 and the Company had to credit fiscal 2015 accruals for the first quarter of fiscal 2015.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $216,000, $131,000 and $239,000 in 2017, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Gross versus Net), which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These ASC updates are effective for public business entities in annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early application is permitted for all entities, but not before annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company will adopt the standard on October 1, 2018. The Company is currently evaluating the effect the standard will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". The ASU requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017, with early adoption permitted as of the first interim period presented in a year. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The guidance is intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance includes narrow-scope improvements intended to address implementation issues and to provide additional practical expedients in the guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The FASB is issuing the amendments in this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (“GAAP”) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. ASU No. 2015-17 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Company is currently evaluating the effect of the standard will have on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The guidance is intended to update and better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  The updated guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Company is currently evaluating the effect of the standard will have on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal year ended September 30, 2017, the Company issued stock options to purchase 7,000 shares of common stock, as well as 12,522 restricted shares, which are considered CSEs. For the fiscal year ended September 30, 2016, the Company issued stock options to purchase 5,000 shares of common stock, as well as 1,930 restricted shares. For the fiscal year ended September 30, 2015, the Company did not issue and did not have any outstanding CSEs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share (Continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except for share data)	2017	2016	2015

Net Income	$5,817	$12,150	$4,668

Weighted average shares outstanding	6,567,788	6,560,012	6,558,473
Average unearned ESOP shares	(136,343)	(150,747)	(165,143)
Basic weighted average shares outstanding	6,431,445	6,409,265	6,393,330

Plus: effect of dilutive options and restricted stock	692	60	-
Diluted weighted average common shares outstanding	6,432,137	6,409,325	6,393,330

Earnings per share:
Basic	$0.90	$1.90	$0.73
Diluted	$0.90	1.90	n/a

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. As of September 30, 2017, the current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During years ended September 30, 2017, 2016 and 2015, there were 14,400, 14,400 and 14,400 shares, respectively, committed to be released. At September 30, 2017, there were 129,165 unallocated shares and 130,053 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $3.5 million at September 30, 2017.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at September 30, 2017 and 2016. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

The following tables present information related to the Company’s investment securities at September 30, 2017 and 2016.

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$6,992	$39	$(2)	$7,029
Single issuer trust preferred security	1,000	—	(66)	934
Corporate debt securities	6,627	—	(253)	6,374
Mutual fund	250	—	—	250
Total	14,869	39	(321)	14,587
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(8)	$1,991
State and municipal obligations	9,574	89	—	9,663
Corporate debt securities	3,818	26	—	3,844
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	19,524	1	(457)	19,068
Total	$34,915	$116	$(465)	$34,566

Total investment securities	$49,784	$155	$(786)	$49,153

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$24,751	$557	$(1)	$25,307
Single issuer trust preferred security	1,000	—	(122)	878
Corporate debt securities	40,189	347	(334)	40,202
Total	$65,940	904	(457)	66,387
Investment Securities Held-to-Maturity:
U.S. government agencies	$2,999	$16	$—	$3,015
State and municipal obligations	9,826	167	(1)	9,992
Corporate debt securities	3,916	77	—	3,993
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	23,810	102	(95)	23,817
Total	$40,551	$362	$(96)	$40,817

Total investment securities	$106,491	$1,266	$(553)	$107,204

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

For fiscal 2017, proceeds of available-for-sale investment securities sold amounted to approximately $51.1 million. Gross realized gains on investment securities sold amounted to approximately $464,000, while gross realized losses amounted to approximately $1,000 for the period. For fiscal 2016, proceeds of available-for-sale investment securities sold amounted to approximately $62.8 million. Gross realized gains on investment securities sold amounted to approximately $595,000, while gross realized losses amounted to approximately $30,000 for the period. For fiscal 2015, proceeds of available-for-sale investment securities sold amounted to approximately $70.4 million. Gross realized gains on investment securities sold amounted to approximately $610,000, while gross realized losses amounted to approximately $95,000 for the period.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2017 and 2016.

	September 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$—	$—	$500	$(2)	$500	$(2)
Single issuer trust preferred security	—	—	934	(66)	934	(66)
Corporate debt securities	—	—	6,375	(253)	6,375	(253)
Total	$—	$—	$7,809	$(321)	$7,809	$(321)
Investment Securities Held-to-Maturity:
U.S. government agencies	—	—	1,991	(8)	1,991	(8)
State and municipal obligations	—	—	—	—	—	—
Mortgage-backed securities:
CMO, fixed-rate	—	—	18,902	(457)	18,902	(457)
Total	—	—	20,893	(465)	20,893	(465)
Total investment securities	$—	$—	$28,702	$(786)	$28,702	$(786)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities (Continued)

	September 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	501	(1)	—	—	501	(1)
Single issuer trust preferred security	—	—	878	(122)	878	(122)
Corporate debt securities	984	(9)	10,614	(325)	11,598	(334)
Total	$1,485	$(10)	$11,492	$(447)	$12,977	$(457)
Investment Securities Held-to-Maturity:
State and municipal obligations	1,193	(1)	—	—	1,193	(1)
Mortgage-backed securities:
CMO, fixed-rate	4,342	(17)	6,283	(78)	10,625	(95)
Total	5,535	(18)	6,283	(78)	11,818	(96)
Total investment securities	$7,020	$(28)	$17,775	$(525)	$24,795	$(553)

As of September 30, 2017, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2017, the Company held two municipal bonds, three corporate securities, 36 mortgage-backed securities, two U.S. government agency securities and one single issuer trust preferred security which were in an unrealized loss position. As of September 30, 2016, the Company held 2 municipal bonds, nine corporate securities, 15 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.

Investment securities having a carrying value of approximately $9.6 million and $552,000 at September 30, 2017 and September 30, 2016 were pledged to secure deposits. In addition, investment securities having a carrying value of $6.2 million were pledged to secure short-term borrowings at September 30, 2017. There were no investments pledged to secure short-term borrowings at September 30, 2016.

The following table presents information for investment securities at September 30, 2017, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	2,831	2,842
Due after five years through ten years	10,583	10,356
Due after ten years	1,455	1,389
Total	$14,869	$14,587
Investment Securities Held-to-Maturity:
Due after one year through five years	$1,999	$1,991
Due after five years through ten years	5,817	5,900
Due after ten years	27,099	26,675
Total	$34,915	$34,566

Total investment securities	$49,784	$49,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated:

	September 30,
	2017	2016
	(In thousands)
Residential mortgage	$192,500	$209,186
Construction and Development:
Residential and commercial	35,622	18,579
Land	18,377	10,013
Total Construction and Development	53,999	28,592
Commercial:
Commercial real estate	437,760	231,439
Farmland	1,723	-
Multi-family	39,768	19,515
Other	74,837	38,779
Total Commercial	554,088	289,733
Consumer:
Home equity lines of credit	16,509	19,757
Second mortgages	22,480	29,204
Other	2,570	1,914
Total Consumer	41,559	50,875
Total loans	842,146	578,386
Deferred loan fees and cost, net	590	1,208
Allowance for loan losses	(8,405)	(5,434)
Total loans receivable, net	$834,331	$574,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2017, 2016 and 2015.

	Year Ended September 30, 2017
		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$-	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	-	-	-	-	-	-	-	-	(218)	(5)	-	(223)
Recoveries	2	90	-	40	-	-	9	18	232	12	-	403
Provisions	(199)	234	35	1,667	9	115	374	(44)	(79)	(14)	693	2,791
Ending Balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$109	$-	$128	$-	$-	$237
Ending balance: collectively evaluated for impairment	$1,004	$523	$132	$3,581	$9	$224	$432	$90	$274	$27	$1,872	$8,168

Loans receivable:
Ending balance	$192,500	$35,622	$18,377	$437,760	$1,723	$39,768	$74,837	$16,509	$22,480	$2,570		$842,146
Ending balance: individually evaluated for impairment	$2,262	$-	$94	$555	$-	$-	$243	$10	$356	$-		$3,520
Ending balance: collectively evaluated for impairment	$190,238	$35,622	$18,283	$437,205	$1,723	$39,768	$74,594	$16,499	$22,124	$2,570		$838,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	-	(99)	-	-	-	(291)	(70)	-	(560)
Recoveries	17	243	-	3	-	3	1	100	13	-	380
Provision	(293)	17	62	735	5	47	(24)	(103)	67	434	947
Ending Balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$23	$-	$-	$23
Ending balance: collectively evaluated for impairment	$1,201	$199	$97	$1,874	$109	$158	$116	$444	$34	$1,179	$5,411

Loans receivable:
Ending balance	$209,186	$18,579	$10,013	$231,439	$19,515	$38,779	$19,757	$29,204	$1,914		$578,386
Ending balance: individually evaluated for impairment	$1,159	$109	$-	$2,039	$-	$-	$74	$277	$-		$3,658
Ending balance: collectively evaluated for impairment	$208,027	$18,470	$10,013	$229,400	$19,515	$38,779	$19,683	$28,927	$1,914		$574,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2015
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,672	$291	$13	$1,248	$29	$50	$168	$1,033	$23	$62	$4,589
Charge-offs	-	(1)	-	(48)	-	-	-	(138)	(34)	-	(221)
Recoveries	17	98	-	9	-	3	2	69	11	-	209
Provision	(203)	(358)	22	26	75	55	(31)	(203)	24	683	90
Ending Balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667

Loans receivable:
Ending balance	$214,958	$5,677	$2,142	$87,686	$7,444	$13,380	$22,919	$37,633	$2,359		$394,198
Ending balance: individually evaluated for impairment	$599	$121	$-	$1,571	$-	$-	$20	$179	$-		$2,490
Ending balance: collectively evaluated for impairment	$214,359	$5,556	$2,142	$86,115	$7,444	$13,380	$22,899	$37,454	$2,359		$391,708

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of credit losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  At present, components of the commercial loan segments of the portfolio are new originations and the associated volumes continue to see increased growth.  At the same time, historical loss levels have decreased as factors in assessing the portfolio.   The combination of these factors has given rise to an increase in the unallocated level within the allowance.  Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2017 and 2016.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2017:
Residential mortgage	$—	$—	$2,262	$2,262	$2,379
Construction and Development:
Residential and commercial	—	—	—	—	—
Land	—	—	94	94	94
Commercial:
Commercial real estate	—	—	555	555	555
Other	243	109	—	243	243
Consumer:
Home equity lines of credit	—	—	10	10	11
Second mortgages	131	128	225	356	385
Total impaired loans	$374	$237	$3,146	$3,520	$3,667
September 30, 2016:
Residential mortgage	$—	$—	$1,159	$1,159	$1,225
Construction and Development:
Residential and commercial	—	—	109	109	109
Commercial:
Commercial real estate	—	—	2,039	2,039	2,039
Consumer:
Home equity lines of credit	—	—	74	74	90
Second mortgages	31	23	246	277	451
Total impaired loans	$31	$23	$3,627	$3,658	$3,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized year ended September 30, 2017, 2016 and 2015.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2017:
Residential mortgages	$2,076	$52
Construction and Development:
Residential and commercial	80	4
Land	24	1
Commercial:
Commercial real estate	932	18
Other	144	2
Consumer:
Home equity lines of credit	38	—
Second mortgages	209	3
Total	$3,503	$80

Year Ended September 30, 2016:
Residential mortgages	$707	$—
Construction and Development:
Residential and commercial	150	4
Commercial:
Commercial real estate	1,646	69
Consumer:
Home equity lines of credit	24	—
Second mortgages	214	—
Total	$2,741	$73

Year Ended September 30, 2015:
Residential mortgages	$729	$—
Construction and Development:
Residential and commercial	144	5
Commercial:
Commercial real estate	690	4
Other	340	12
Consumer:
Home equity lines of credit	23	—
Second mortgages	537	—
Total	$2,463	$21

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2017 and 2016.

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$189,925	$114	$2,461	$—	$192,500
Construction and Development:
Residential and commercial	35,622	—	—	—	35,622
Land	13,207	—	5,170	—	18,377
Commercial:
Commercial real estate	431,336	4,456	1,968	—	437,760
Farmland	1,723	—	—	—	1,723
Multi-family	39,410	358	—	—	39,768
Other	73,935	—	902	—	74,837
Consumer:
Home equity lines of credit	16,399	—	110	—	16,509
Second mortgages	21,611	112	757	—	22,480
Other	2,563	6	1	—	2,570
Total	$825,731	$5,046	$11,369	$—	$842,146

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$207,880	$122	$1,184	$—	$209,186
Construction and Development:
Residential and commercial	18,470	—	109	—	18,579
Land	10,013	—	—	—	10,013
Commercial:
Commercial real estate	221,742	4,990	4,707	—	231,439
Multi-family	19,303	212	—	—	19,515
Other	37,848	259	672	—	38,779
Consumer:
Home equity lines of credit	19,584	—	173	—	19,757
Second mortgages	27,843	119	1,242	—	29,204
Other	1,903	11	—	—	1,914
Total	$564,586	$5,713	$8,087	$—	$578,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2017	2016
	(In thousands)
Residential mortgage	$826	$1,072
Construction and Development:
Residential and commercial	—	—
Commercial:
Commercial real estate	—	193
Consumer:
Home equity lines of credit	10	74
Second mortgages	202	278
Total non-accrual loans	$1,038	$1,617

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $32,000, $48,000 and $84,000 for fiscal 2017, 2016 and 2015, respectively. At September 30, 2017 and 2016 there were approximately $173,000 and $696,000, respectively, loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2017 and 2016.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2017:
Residential mortgage	$189,272	$1,442	$1,145	$641	$3,228	$192,500	$31
Construction and Development:
Residential and commercial	35,622	—	—	—	—	35,622	—
Land	18,377	—	—	—	—	18,377	—
Commercial:
Commercial real estate	436,804	160	796	—	956	437,760	—
Farmland	1,723	—	—	—	—	1,723	—
Multi-family	39,768	—	—	—	—	39,768	—
Other	74,837	—	—	—	—	74,837	—
Consumer:
Home equity lines of credit	16,122	350	37	—	387	16,509	—
Second mortgages	21,183	844	182	271	1,297	22,480	141
Other	2,561	7	1	1	9	2,570	1
Total	$836,269	$2,803	$2,161	$913	$5,877	$842,146	$173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2016:
Residential mortgage	$204,816	$1,750	$1,345	$1,275	$4,370	$209,186	$509
Construction and Development:
Residential and commercial	18,579	—	—	—	—	18,579	—
Land	10,013	—	—	—	—	10,013	—
Commercial:
Commercial real estate	231,059	—	—	380	380	231,439	187
Multi-family	19,515	—	—	—	—	19,515	—
Other	38,433	346	—	—	346	38,779	—
Consumer:
Home equity lines of credit	19,513	170	43	31	244	19,757	—
Second mortgages	27,933	473	566	232	1,271	29,204	—
Other	1,913	1	—	—	1	1,914	—
Total	$571,774	$2,740	$1,954	$1,918	$6,612	$578,386	$696

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

 The Company had 12 and seven loans classified as TDRs with an aggregate outstanding balance of $2.3 million and $2.2 million at September 30, 2017 and 2016, respectively. At September 30, 2017, these loans were also classified as impaired. Eleven of the TDR loans continue to perform under the restructured terms through September 30, 2017 and we continued to accrue interest on such loan through such date.

The increase in TDRs at September 30, 2017 compared to September 30, 2016 was primarily due to four residential mortgage loans with an aggregate outstanding balance of $1.2 million and two second mortgage loans with an outstanding balance of approximately $126,000 being classified as performing TDRs during fiscal 2017. In addition, one second mortgage loan with an outstanding balance of approximately $22,000 was classified as non-performing TDR during fiscal 2017. The increase was offset by two commercial loans, with an aggregate outstanding balance of approximately $1.3 million being paid off during fiscal 2017. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $252,000 and $141,000 of residential real estate properties in the process of foreclosure at September 30, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2017:
Residential mortgage	6	$1,464	—	$—
Construction and Development:
Residential and commercial	-	-	—	—
Land	1	94
Commercial:
Commercial real estate	2	554	—	—
Consumer
Second mortgages	3	148	1	22
Total	12	$2,260	1	$22
At September 30, 2016:
Residential mortgage	2	$224	1	$139
Construction and Development:
Residential and commercial	1	109	—	—
Commercial:
Commercial real estate	4	1,845	—	—
Total	7	$2,178	1	$139

The following table reports the performing status of all TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	September 30,
	2017		2016
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Residential mortgage	$1,464	$—	$85	$139
Construction and Development:
Residential and commercial	—	—	109	—
Land	94	—	—	—
Commercial:
Commercial real estate	554	—	—	—
Consumer
Second mortgages	126	22	1,845	—
Total	$2,238	$22	$2,039	$139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the new TDR’s for the twelve months ended September 30, 2017 and 2016.

	September 30,
	2017			2016
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	4	$1,236	$1,236	2	$245	$245
Commercial:
Commercial real estate	—	—	—	1	386	386
Consumer:
Second mortgages	3	153	153	—	—	—
Total	7	$1,389	$1,389	3	$631	$631

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
(In thousands)	2017	2016

Balance at beginning of year	$7,992	$5,635
New loans	7,231	12,249
Repayments	(2,888)	(9,892)
Balance at end of year	$12,335	$7,992

At September 30, 2017, 2016 and 2015, the Company was servicing loans for the benefit of others in the amounts of $36.1 million, $45.4 million and $54.1 million, respectively. A summary of mortgage servicing rights included in other assets and the activity therein follows for the periods indicated:

	September 30,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$328	$401	$453
Amortization	(60)	(73)	(82)
Addition	—	—	30
Balance at end of year	$268	$328	$401

For the fiscal year ended September 30, 2017, 2016 and 2015, the fair value of servicing rights was determined using a base discount rate between 11% and 12%. The fair market value is evaluated by a third party vendor on a quarterly basis for impairment purposes only. For the fiscal year ended September 30, 2017, we sold $9.3 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $154,000. For the year ended September 30, 2017, the Company only sold loans with servicing released. For the fiscal year ended September 30, 2016, we sold $6.4 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $116,000. For the year ended September 30, 2016, the Company only sold loans with servicing released. For the fiscal year ended September 30, 2015, we sold $4.1 million of long-term, fixed-rate residential mortgage loans with the servicing retained. This transaction resulted in a gain of $102,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

No valuation allowance on servicing rights has been recorded at September 30, 2017, 2016, or 2015.

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2017 and 2016:

		September 30,
	Estimated Useful Life (years)	2017	2016
		(In thousands)
Land	-	$711	$711
Building and improvements	10-39	12,465	11,400
Construction in process	-	109	222
Furniture, fixtures and equipment	3-7	5,366	4,722
		18,651	17,055
Accumulated depreciation		(11,144)	(10,418)
		$7,507	$6,637

Depreciation expense was approximately $724,000, $650,000 and $646,000 for the years ended September 30, 2017, 2016 and 2015, respectively.

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2017 and 2016 consisted of the following:

	September 30,
	2017		2016
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Balances by types of deposit:
Savings	$44,526	5.63%	$44,714	7.43%
Money market accounts	276,404	34.97	177,486	29.48
Interest bearing demand	155,579	19.69	95,041	15.78
Non-interest bearing demand	42,121	5.33	34,547	5.74
	518,630	65.62	351,788	58.43
Certificates of deposit	271,766	34.38	250,258	41.57
Total	$790,396	100.00%	$602,046	100.00%

The total amount of certificates of deposit of $250,000 and greater at September 30, 2017 and 2016 was $21.8 million and $13.7 million, respectively. We had brokered deposits totaling $103.7 million and $58.8 million at September 30, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits (Continued)

Interest expense on deposits consisted of the following for the years:

	September 30,
	2017	2016	2015
	(In thousands)
Savings accounts	$37	$33	$29
Money market accounts	1,985	874	271
Interest bearing demand	353	139	83
Certificates of deposit	3,861	3,491	3,048
Total deposits	$6,236	$4,537	$3,431

The following is a schedule of certificates of deposit maturities.

September 30, 2017
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2018	$184,337
2019	30,678
2020	18,506
2021	16,934
2022	3,248
Thereafter	18,063
$271,766

Deposits from related parties held by the Company at September 30, 2017 and 2016 amounted to $11.4 million and $6.4 million, respectively.

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $150.0 million and $127.8 million, respectively, of which none was outstanding at September 30, 2017 or 2016. The interest rate on the line of credit at September 30, 2017 and 2016 was 1.27% and 0.46%, respectively.

The summary of long-term borrowings as of September 30, 2017 and 2016 are as follows:

	September 30,
	2017		2016
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due by September 30:
2017	$-	-%	$35,000	0.22%
2018	35,000	0.45	-	-
2019	55,000	1.62	55,000	1.62
2020	28,000	2.82	28,000	2.83
2021	-	-	-	-
Total FHLB Advances	$118,000	1.51%	$118,000	1.65%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Borrowings (Continued)

At September 30, 2017, the Company had $118.0 million in outstanding long-term fixed rate FHLB advances and $230.1 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

During fiscal 2017 the Company had purchased securities sold under agreements to repurchase as a short-term funding source. At September 30, 2017, the Company had $5.0 million in securities sold under agreements to repurchase at a rate of 1.46%. The Company had no securities sold under agreements to repurchase at September 30, 2016.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At September 30, 2017, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during fiscal 2017, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $15,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Derivatives (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2017 and 2016:

	September 30, 2017
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$9	Other assets	August 3, 2020
February 5, 2016	20,000	367	Other assets	February 1, 2021

	September 30, 2016
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$394	Other liabilities	August 3, 2020
February 5, 2016	20,000	148	Other liabilities	February 1, 2021

Interest expense recorded on these swaps transactions totaled approximately $159,000, $272,000 and $36,000 for the years ended September 30, 2017, 2016 and 2015, respectively, and is reported as a component of interest expense on FHLB Advances.

Cash Flow Hedge

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the year ended September 30:

	For the Year Ended September 30, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$293	$(111)	$—
February 5, 2016	466	(48)	—

	For the Year Ended September 30, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(270)	$(188)	$—
February 5, 2016	(231)	(84)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Derivatives (Continued)

	For the Year Ended September 30, 2015
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
Interest Rate Contracts	$348	$(36)	$—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At September 30, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero.  At September 30, 2016, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $586,000. As of September 30, 2017 and 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of zero and $800,000, respectively, against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the years ended September 30, 2017 and 2016.

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2017 and 2016:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$7,029	$—	$7,029	$—
Single issuer trust preferred security	934	—	934	—
Corporate debt securities	6,374	—	6,374
Mutual funds	250	—	—	250
Total investment securities available-for-sale	14,587	—	14,337	250

Derivative instruments	$376	$—	$376	$—

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$25,307	$—	$25,307	$—
Single issuer trust preferred security	878	—	878	—
Corporate debt securities	40,202	—	40,202	—
Total investment securities available-for-sale	66,387	—	66,387	—
Liabilities:
Derivative instruments	$542	$—	$542	$—

For assets measured at fair value on a nonrecurring basis in fiscal 2017 and fiscal 2016 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2017 and 2016:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$137	$—	$—	$137
Total	$137	$—	$—	$137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

	September 30, 2017
	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$137	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%	)
Total	$137

(1)	At September 30, 2017, consisted of five loans with an aggregate balance of $374,000 and with $237,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$8	$—	$—	$8
Total	$8	$—	$—	$8

	September 30, 2016
	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$8	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%	)
Total	$8

(1)	At September 30, 2016, consisted of one loan with an aggregate balance of $31,000 and with $23,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

For the year ended September 30, 2017 and 2016, the Company did not have any additions to our mortgage servicing assets.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2017 and 2016 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The fair value of the Level 3 security was $250,000 as of September 30, 2017 and zero as of September 30, 2016. The Company had no Level 1 securities as of September 30, 2017 or 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2017 and 2016 were as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2017:
Financial assets:
Cash and cash equivalents	$117,136	$117,136	$117,136	$—	$—
Investment securities available-for-sale	14,587	14,587	—	14,337	250
Investment securities held-to-maturity	34,915	34,566	—	34,566	—
Loans receivable, net (including impaired loans)	834,331	839,242	—	—	839,242
Accrued interest receivable	3,139	3,139	—	3,139	—
Restricted stock	5,559	5,559	—	5,559	—
Mortgage servicing rights (included in Other Assets)	268	271	—	271	—
Derivatives	376	376		376
Financial liabilities:
Savings accounts	44,526	44,526	—	44,526	—
Checking and NOW accounts	197,700	197,700	—	197,700	—
Money market accounts	276,404	276,404	—	276,404	—
Certificates of deposit	271,766	273,723	—	273,723	—
Borrowings(excluding sub debt)	123,000	123,658	—	123,658	—
Subordinated debt	24,303	24,303		24,303
Accrued interest payable	694	694	—	694	—

September 30, 2016:
Financial assets:
Cash and cash equivalents	$96,762	$96,762	$96,762	$—	$—
Investment securities available-for-sale	66,387	66,387	—	66,387	—
Investment securities held-to-maturity	40,551	40,817	—	40,817	—
Loans receivable, net (including impaired loans)	574,160	589,844	—	—	589,844
Accrued interest receivable	2,558	2,558	—	2,558	—
Restricted stock	5,424	5,424	—	5,424	—
Mortgage servicing rights (included in Other)	328	308	—	308	—
Financial liabilities:
Savings accounts	44,714	44,714	—	44,714	—
Checking and NOW accounts	129,588	129,588	—	129,588	—
Money market accounts	177,486	177,486	—	177,486	—
Certificates of deposit	250,258	252,232	—	252,232	—
FHLB advances	118,000	119,946	—	119,946	—
Derivatives (included in Other Liabilities)	542	542	—	542	—
Accrued interest payable	427	427	—	427	—

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

Deferred income taxes at September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In thousands)
Deferred Tax Assets:
Allowance for loan losses	4,279	3,299
Non-accrual interest	16	56
Alternative minimum tax (AMT) credit carryover	526	287
Low-income housing tax credit carryover	217	217
Supplement Employer Retirement Plan	386	412
Charitable contributions	—	61
Depreciation	146	60
Federal net operating loss	935	4,344
Unrealized loss on investments available-for-sale	96	—
Other	388	651
Total Deferred Tax Assets	6,989	9,387
Valuation allowance for DTA	—	(61)
Total Deferred Tax Assets, Net of Valuation Allowance	$6,989	$9,326
Deferred Tax Liabilities:
Unrealized gain on investments available-for-sale	—	(152)
Mortgage servicing rights	(89)	(112)
Other	(229)	(235)
Total Deferred Tax Liabilities	(318)	(499)
Deferred Tax Assets, Net	$6,671	$8,827

Of these DTA, the carryforward periods for certain tax attributes are as follows:

•	Gross federal net operating loss carryforwards of $2.9 million (net DTA of $1.0 million) to expire in the fiscal year ending September 30, 2031;

•	Low income housing credit carryforwards of $217,000 to expire in the fiscal years ending September 30, 2030 and 2031;

•	AMT credit carryforward has no expiration date; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Income Taxes (Continued)

Income tax expense (benefit) for the years ended September 30, 2017, 2016 and 2015 was comprised of the following:

	September 30,
	2017	2016	2015
	(In thousands)
Federal:
Current	$404	$142	$65
Deferred	2,092	(6,316)	(1,035)
	2,496	(6,174)	(970)
State, current:	426	-	-

	$2,922	$(6,174)	$(970)

The following reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income before income taxes for the years ended September 30, 2017, 2016 and 2015:

	September 30,
	2017	2016	2015
	(Dollars in thousands)
At federal statutory rate at 34%	$2,971	$2,032	$1,257
Adjustments resulting from:
State tax, net of federal benefit	281	-	-
Tax-exempt interest	(161)	(265)	(186)
Earnings on bank-owned life insurance	(172)	(176)	(231)
DTA valuation allowance	-	(8,007)	(2,031)
Other	3	242	221
	$2,922	$(6,174)	$(970)
Effective tax rate	33.4%	(103.3)%	(26.2)%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities. As of September 30, 2017 and 2016, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2014 to September 30, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. We are in the process of analyzing the Act and its possible effects on the Company and the Bank.  The Act reduces the corporate tax rate to 21 percent from 35 percent, among other things. It could also require us to write down our deferred tax assets, which would reduce our net income during the first quarter of fiscal 2018. We cannot determine at this time the amount of any such write down, or the full effects of the Act on our business and financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Leases

Pursuant to the terms of non-cancelable operating lease agreements, pertaining to Company property, future minimum rent commitments are (In thousands):

Years ending September 30:
2018	$495
2019	465
2020	468
2021	499
2022	479
Thereafter	1,756
$4,162

The Company receives rents from the lease of office and residential space owned by the Company. Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2018	$159
2019	80
2020	37
2021	38
2022	29
$343

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2017 and 2016, the uncollateralized portion of the letters of credit extended by the Company was approximately $4.7 million and $1.9 million, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2017 or 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies (Continued)

At September 30, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2017	2016
	(In thousands)
Commitments to extend credit:
Future loan commitments	$80,273	$97,566
Undisbursed construction loans	37,064	33,135
Undisbursed home equity lines of credit	26,440	25,270
Undisbursed commercial lines of credit	34,311	22,272
Undisbursed commercial unsecured lines of credit	21,035	26,395
Overdraft protection lines	1,339	850
Standby letters of credit	4,650	1,927
Total Commitments	$205,112	$207,415

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

As of September 30, 2017, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2017:

Tier 1 Leverage (Core) Capital (to average assets)	$100,779	10.00%	$40,315	4.00%	$50,394	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	100,779	12.28%	36,945	4.50%	53,364	6.50%
Tier 1 Capital (to risk weighted assets)	100,779	12.28%	49,260	6.00%	65,679	8.00%
Total Risk Based Capital (to risk weighted assets)	133,549	16.27%	65,679	8.00%	82,099	10.00%

As of September 30, 2016:

Tier 1 Leverage (Core) Capital (to average assets)	$91,876	11.64%	$31,561	4.00%	$39,452	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	91,876	15.37%	26,894	4.50%	38,847	6.50%
Tier 1 Capital (to risk weighted assets)	91,876	15.37%	35,859	6.00%	47,812	8.00%
Total Risk Based Capital (to risk weighted assets)	97,372	16.29%	47,812	8.00%	59,765	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Matters  – (Continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2017 and 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2017:

Tier 1 Leverage (to average assets)	$120,902	12.02%	$40,234	4.00%	$50,292	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	120,902	14.75%	36,894	4.50%	53,292	6.50%
Tier 1 Capital (to risk weighted assets)	120,902	14.75%	49,192	6.00%	65,590	8.00%
Total Capital (to risk weighted assets)	129,369	15.78%	65,590	8.00%	81,987	10.00%

As of September 30, 2016:

Tier 1 Leverage (to average assets)	$86,596	10.98%	$31,533	4.00%	$39,417	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	86,596	14.50%	26,875	4.50%	38,820	6.50%
Tier 1 Capital (to risk weighted assets)	86,596	14.50%	35,834	6.00%	47,779	8.00%
Total Capital (to risk weighted assets)	92,092	15.42%	47,779	8.00%	59,723	10.00%

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2017 and 2016:

	September 30,
	2017	2016
	(In thousands)
Bank GAAP equity	$122,643	$90,877
Disallowed portion of deferred tax asset	(1,679)	(4,344)
Net unrealized loss (gain) on securities available for sale, net of income taxes	186	(294)
Net unrealized loss (gain) on derivatives, net of income taxes	(248)	357
Tangible Capital, Core Capital and Tier 1 Capital	120,902	86,596
Allowance for loan losses	8,467	5,496
Total Risk-Based Capital	$129,369	$92,092

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) included in shareholders’ equity are as follows:

	September 30,
	2017	2016	2015
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$(282)	$447	$(1,011)
Tax effect	96	(152)	344
Net of tax amount	(186)	295	(667)

Net unrealized holding losses on securities available-for-sale transferred to held-to-maturity	—	—	(115)
Tax effect	—	—	39
Net of tax amount	—	—	(76)

Fair value adjustment on derivatives	376	(542)	(348)
Tax effect	(128)	184	12
Net of tax amount	248	(358)	(336)

Total accumulated other comprehensive loss	$62	$(63)	$(1,079)

Other comprehensive income and related tax effects are presented in the following table:

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$(275)	$2,128	$2,120

Net realized gain on securities available-for-sale	(463)	(565)	(515)

Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	9	9	5

Fair value adjustment on derivatives	918	(194)	(348)

Other comprehensive income before taxes	189	1,378	1,262
Tax effect	(64)	(362)	(536)
Total comprehensive income	$125	$1,016	$726

Note 17 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of September 30, 2017, there were 374,789 remaining shares available for future grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Equity Based Incentive Compensation Plan  – (Continued)

Restricted stock and option awards granted during fiscal 2017 vest in 20% increments beginning on the one year anniversary of the grant date, and accelerate upon a change in control of the Company. The options generally expire ten years from the date of grant. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Shares of restricted stock have the same dividend and voting rights as common stock while options do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

During fiscal 2017 and 2016 stock options covering a total 7,000 and 5,000 shares of common stock, respectively, were granted. No options were granted in fiscal 2015. Total compensation expense related to options granted under the 2014 Plan was $10,000 for fiscal 2017 and $3,000 for fiscal 2016 and zero for fiscal 2015, respectively.

During fiscal 2017, 12,522 shares of restricted stock were awarded and 241 of those shares were forfeited. During fiscal 2016, 2,240 shares of restricted stock were awarded and 310 of those shares were forfeited. During fiscal 2015 no shares of restricted stock were awarded. The compensation expense related to restricted stock awards was approximately $100,000 for fiscal 2017 and $5,000 in fiscal 2016 and zero in fiscal 2015, respectively.

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

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2017 are as follows:

Weighted average fair value of awards	$6.99
Risk-free rate	2.17%
Dividend yield	-%
Volatility	28.23%
Expected life	6.5 years

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2016 are as follows:

Weighted average fair value of awards	$5.15
Risk-free rate	1.45%
Dividend yield	-%
Volatility	28.88%
Expected life	6.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Equity Based Incentive Compensation Plan  – (Continued)

The following is a summary of currently outstanding options at September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	5,000	16.02		1,900
Granted	7,000	$21.00		—
Exercised	—	—		—
Forfeited/cancelled/expired	(1,000)	16.02		4,780
Outstanding, end of year	11,000	$19.19	9.129	$83,170
Exercisable at end of year	800	16.02	8.498	8,584
Nonvested at end of year	10,200	$19.44	9.184	$74,586

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2017:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	1,930	17.40
Granted	12,522	$20.79
Vested	(3,500)	20.46
Forfeited/cancelled/expired	(241)	17.40
Outstanding, end of year	10,711	$20.36

As of September 30, 2017, there was $191,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 4.30 years. As of September 30, 2017, there was $58,000 of total unrecognized compensation cost related to nonvested options to purchase 11,000 shares of common stock under the Plan. The cost is expected to be recognized over a weighted average period of 4.24 years.

Note 18 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125% fixed-to-floating rate subordinated notes due 2027 (the “Notes”). The Notes have a stated maturity of February 15, 2027, are redeemable, in whole or in part, on or after February 15, 2022, and at any time upon the occurrences of certain events. The Notes bear interest at a fixed rate of 6.125% per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s net subordinated debt totaled $24.3 million (reported net of $737,000 in debt issuance costs) at September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Subordinated Debt  – (continued)

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

Note 19 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2017	2016
	(In thousands)
Assets
Cash and Cash Equivalents	$7,157	$3,192
Investment in subsidiaries	122,643	90,877
Loans receivable, net	1,568	1,709
Other assets	689	418
Total Assets	$132,057	$96,196

Liabilities
Subordinated debt	$24,303	$-
Other borrowings	5,000	-
Accrued interest payable	204	-
Accounts payable	30	39

Shareholders’ Equity	102,520	96,157
Total Liabilities and Shareholders’ Equity	$132,057	$96,196

Condensed Statements of Operations

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Income
Interest income	$81	$116	$196
Total Interest Income	81	116	196
Expense
Long-term borrowings	1,021	—	-
Total Interest Expense	1,021	-	-
Other operating expenses	272	189	251
Total Other Expenses	272	189	251
Total Expense	1,293	189	251

Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Expense	(1,212)	(73)	(55)

Equity in Undistributed Net Income of Subsidiaries	6,792	12,334	4,723

Income tax (benefit) expense	(237)	111	-
Net Income	$5,817	$12,150	$4,668

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2017	2016	2015

Net Income	$5,817	$12,150	$4,668
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	(275)	2,128	2,120
Tax effect	94	(723)	(721)
Net of tax amount	(181)	1,405	1,399
Reclassification adjustment for net gains arising during the period(1)	(463)	(565)	(515)
Tax effect	157	192	175
Net of tax amount	(306)	(373)	(340)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	9	9	5
Tax effect	(3)	(3)	(2)
Net of tax amount	6	6	3
Fair value adjustment on derivatives	918	(194)	(348)
Tax effect	(312)	172	12
Net of tax amount	606	(22)	(336)
Total other comprehensive income	125	1,016	726
Total comprehensive income	$5,942	$13,166	$5,394

(1) Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Cash Flows from Operating Activities
Net income	$5,817	$12,150	$4,668
Undistributed net income of subsidiaries	(6,792)	(12,334)	(4,722)
Deferred income taxes, net	-	-	84
ESOP shares committed to be released	311	242	195
Stock based compensation	110	-	-
Amortization of subordinated debt issuance cost	39	-	-
(Increase) decrease in other assets	(620)	(2,629)	239
Increase (decrease) in other liabilities	196	18	(27)
Net Cash (Used in) Provided by Operating Activities	(939)	(2,553)	437
Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments held to maturity	-	287	511
Calls, sales of investment securities	-	-	1,812
Loan originations and principal collections, net	140	133	127
Net Cash Provided by Investing Activities	140	420	2,450
Cash Flows from Financing Activities
Net proceeds from issuance of subordinated debt	24,264	-	-
Capitalization from Bancorp to Malvern Federal Savings Bank	(24,500)	-	-
Proceeds from other borrowings	10,000	-	-
Repayment of borrowings	(5,000)	-	-
Net Cash Provided by Financing Activities	4,764	-	-
Net (Decrease) Increase in Cash and Cash Equivalents	3,965	(2,133)	2,887
Cash and Cash Equivalents - Beginning	3,192	5,325	2,438
Cash and Cash Equivalents - Ending	$7,157	$3,192	$5,325

Supplementary Cash Flows Information
Non-cash transfer of investment securities from Parent Company to Bank	$-	$5,475	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Quarterly Financial Information of Malvern Bancorp Inc. (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2017 and 2016.

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total Interest and Dividend Income	9,529	$8,973	$8,175	$7,105
Total Interest Expense	2,822	2,574	2,184	1,866
Net Interest Income	6,707	6,399	5,991	5,239
Provision for Loan Losses	489	645	997	660
Total Other Income	532	814	542	453
Total Other Expenses	3,813	3,986	3,778	3,570
Income before income tax expense	2,937	2,582	1,758	1,462
Income tax expense	982	863	588	489
Net Income	$1,955	$1,719	$1,170	$973

Earnings Per Common Share:
Basic	$0.30	$0.27	$0.18	$0.15
Diluted	$0.30	$0.27	$0.18	0.15

Weighted Average Common Shares Outstanding
Basic	6,441,731	6,443,515	6,427,309	6,418,583
Diluted	6,445,151	6,445,288	6,427,932	6,419,012

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total Interest and Dividend Income	6,817	$6,530	$6,210	$5,687
Total Interest Expense	1,796	1,750	1,710	1,476
Net Interest Income	5,021	4,780	4,500	4,211
Provision for Loan Losses	100	472	375	—
Total Other Income	615	659	501	558
Total Other Expenses	3,759	3,378	3,360	3,425
Income before income tax benefit	1,777	1,589	1,266	1,344
Income tax benefit	(6,174)	—	—	—
Net Income	$7,951	$1,589	$1,266	$1,344

Earnings Per Common Share:
Basic	$1.24	$0.25	$0.20	$0.21
Diluted	1.24	$0.25	$0.20	n/a

Weighted Average Common Shares Outstanding
Basic	6,415,049	6,411,766	6,408,167	6,402,332
Diluted	6,415,207	6,411,804	6,408,167	n/a

Note 21 – Subsequent Event

On December 27, 2017, the Company sold its branch location in Exton, Pennsylvania to an unrelated third party. The Company intends to lease the branch location for a period of time while the Company relocates the office within Exton, Pennsylvania. We are in the process of assessing the accounting for this transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, because of the material weakness described below.

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

As we previously disclosed, in November 21, 2017, we were advised by BDO USA, LLP (“BDO”), our independent registered public accounting firm, that BDO had concluded that a material weakness in our internal controls over financial reporting existed, and that BDO’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 in Item 9A of the Company’s fiscal 2016 10-K that the Company’ internal control over financial reporting was effective as of September 30, 2016, should no longer be relied upon. BDO also informed us at that time that BDO’s audit report on the Company’s consolidated financial statements as of September 30, 2016 and 2015, and for each of the years in the two year period ended September 30, 2016, and BDO’s completed interim reviews of the Company’s consolidated interim financial statements as of and for the periods ended December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the “Specified Financial Statements”), should no longer be relied upon. We have restated the Specified Financial Statements, which were included in amendments to the Company’s fiscal 2016 10-K and 10-Qs for the first three quarters of fiscal 2017 that we have filed with the SEC.

The matters described above related to our income tax account balances. Management has implemented a more formal review and documentation process around the accounting for income tax which management believes will strengthen the Company’s overall internal control over financial reporting.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted a review, evaluation and testing of the effectiveness of the Company’s controls over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded that because of the matter described above, the Company’s internal control over financial reporting was not effective as of September 30, 2017. Management believes that the material weakness described above has been remediated as of the filing of this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of September 30, 2017, has been audited by BDO, our independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Paoli, Pennsylvania

We have audited Malvern Bancorp, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Malvern Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding accounting for income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated December 29, 2017, on those consolidated financial statements.

In our opinion, Malvern Bancorp, Inc. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions to be taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Malvern Bancorp, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017 and our report dated December 29, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

December 29, 2017

Item 9B. Other Information.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held in February 2018 (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information. The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under our 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) as of September 30, 2017. The 2014 Plan permits the grant of equity awards and other awards, including stock options and restricted stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,000	$19.19	374,789
Equity compensation plans not approved by security holders	-	-	-
Total	11,000	$19.19	374,789

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

Item 14. Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm Proposal– Audit Fees” in the Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.	(2)
4.1	Form of Stock Certificate of Malvern Bancorp, Inc.	(3)
4.2	Indenture, dated February 7, 2017, by and between Malvern Bancorp, Inc. and U.S. Bank National Association, as trustee	(4)
4.3	Forms of 6.125% Subordinated Note due 2027 (included as Exhibit A-1 and Exhibit A-2 to the Indenture referenced above)
10.1	Malvern Bancorp 2014 Long Term Incentive Plan*	(5)
10.2	Employment Agreement, dated June 23, 2016, with Anthony C. Weagley*	(6)
10.3	Change of Control Agreement, dated May 23, 2016, with Joseph D. Gangemi*	(7)
10.4	Change of Control Agreement, dated May 23, 2016, with William Woolworth*	(8)
10.5	Change of Control Agreement with William Boylan*	(9)
10.6	Amended and Restated Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Federal Savings Bank and Anthony C. Weagley*	(10)
10.7	Amendment to Change in Control Agreement, dated May 25, 2017, between Joseph Gangemi and Malvern Federal Savings Bank, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(11)
10.8	Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Federal Savings Bank and William J. Boylan, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(12)
21.1	Subsidiaries of the Registrant	Filed herewith
23.0	Consent of BDO USA, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. **	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.**	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2017 and 2016, (ii) the Consolidated Statement of Operations for the years ended September 30, 2017, 2016 and 2015, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2017, 2016 and 2015, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2017, 2016 and 2015, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2017, 2016 and 2015 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(1)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.

(2)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.

(3)	Incorporated by reference from Exhibit 4.0 to Malvern Bancorp, Inc.’s Registration Statement Form S-1, filed May 31, 2012 (SEC File No. 333-181798).

(4)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on February 8, 2017.

(5)	Incorporated by reference from Appendix A of the definitive proxy statement filed by Malvern Bancorp, Inc. with the SEC on January 2, 2015.

(6)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 20, 2015.

(7)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 27, 2016.

(8)	Incorporated by reference from Exhibit 10.2 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, dated as of May 15, 2015, and filed on May 27, 2016.

(9)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 20, 2015.

(10)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.

(11)	Incorporated by reference from Exhibit 10.2 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.

(12)	Incorporated by reference from Exhibit 10.3 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 29, 2017	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on December 29, 2017, have signed this report below.

/s/ Anthony C. Weagley	Director, President and Chief Executive Officer
Anthony C. Weagley	(principal executive officer)

/s/ Howard Kent	Chairman of the Board
Howard Kent

/s/ Therese Woodman	Vice Chairman of the Board
Therese Woodman

/s/ Cynthia Felzer Leitzell	Director
Cynthia Felzer Leitzell

/s/ Norman Feinstein	Director
Norman Feinstein

/s/Andrew Fish	Director
Andrew Fish

/s/ Stephen P. Scartozzi	Director
Stephen P. Scartozzi

/s/ George E. Steinmetz	Director
George E. Steinmetz

/s/ Joseph D. Gangemi	Senior Vice President and Chief Financial Officer
Joseph D. Gangemi	(principal financial and accounting officer)

-115-