Form 10-Q
period 2017-12-31
MALVERN BANCORP, INC.
filed 2018-02-09
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,572,684 shares
(Title of Class)	(Outstanding as of February 9, 2018)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2018, or for any other interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2017 should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

 (Unaudited)

	December 31, 2017	September 30, 2017
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,636	$1,615
Interest bearing deposits in depository institutions	127,006	115,521
Cash and Cash Equivalents	128,642	117,136
Investment securities available for sale, at fair value	44,503	14,587
Investment securities held to maturity, at cost (fair value of $33,291 and $34,566, respectively)	33,893	34,915
Restricted stock, at cost	5,930	5,559
Loans receivable, net of allowance for loan losses of $8,437 and $8,405, respectively	806,764	834,331
Accrued interest receivable	3,344	3,139
Property and equipment, net	7,374	7,507
Deferred income taxes, net	3,791	6,671
Bank-owned life insurance	19,045	18,923
Other assets	3,872	3,244
Total Assets	$1,057,158	$1,046,012

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$45,756	$42,121
Deposits-interest-bearing	751,343	748,275
Total Deposits	797,099	790,396
FHLB advances	118,000	118,000
Other short-term borrowings	5,000	5,000
Subordinated debt	24,342	24,303
Advances from borrowers for taxes and insurance	2,895	1,553
Accrued interest payable	1,099	694
Other liabilities	5,527	3,546
Total Liabilities	953,962	943,492

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,572,684 shares at December 31, 2017 and 6,572,684 shares at September 30, 2017	66	66
Additional paid-in-capital	60,811	60,736
Retained earnings	43,542	43,139
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,447)	(1,483)
Accumulated other comprehensive income	224	62
Total Shareholders’ Equity	103,196	102,520
Total Liabilities and Shareholders’ Equity	$1,057,158	$1,046,012

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands, except for per share data)	2017	2016
Interest and Dividend Income
Loans, including fees	$8,701	$6,313
Investment securities, taxable	230	472
Investment securities, tax-exempt	65	163
Dividends, restricted stock	69	64
Interest-bearing cash accounts	446	93
Total Interest and Dividend Income	9,511	7,105
Interest Expense
Deposits	2,155	1,324
Short-term borrowings	19	—
Long-term borrowings	563	542
Subordinated debt	392	—
Total Interest Expense	3,129	1,866
Net interest income	6,382	5,239
Provision for Loan Losses	—	660
Net Interest Income after Provision for Loan Losses	6,382	4,579
Other Income
Service charges and other fees	271	223
Rental income-other	66	55
Net gains on sale of real estate	1,186	—
Net gains on sale of loans	67	45
Earnings on bank-owned life insurance	121	130
Total Other Income	1,711	453
Other Expense
Salaries and employee benefits	1,990	1,712
Occupancy expense	562	494
Federal deposit insurance premium	76	4
Advertising	54	51
Data processing	278	302
Professional fees	788	401
Other operating expenses	723	606
Total Other Expense	4,471	3,570
Income before income tax expense	3,622	1,462
Income tax expense	3,219	489
Net Income	$403	$973

Earnings Per Common Share:
Basic	$0.06	$0.15
Diluted	$0.06	0.15
Weighted Average Common Shares Outstanding:
Basic	6,445,264	6,418,583
Diluted	6,450,513	6,419,012
Dividends Declared Per Share	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2017	2016
Net Income	$403	$973
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding losses on available-for-sale securities	(83)	(1,098)
Tax effect	25	374
Net of tax amount	(58)	(724)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(1)	2	4
Tax effect	(1)	(1)
Net of tax amount	1	3
Fair value adjustments on derivatives	242	945
Tax effect	(23)	(321)
Net of tax amount	219	624
Total other comprehensive income (loss)	162	(97)
Total comprehensive income	$565	$876

(1) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (Unaudited)

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Unearned ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
	(Dollars in thousands, except share data)
Balance, October 1, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157
Net Income	—	—	973	—	—	973
Other comprehensive loss	—	—	—	—	(97)	(97)
Committed to be released ESOP shares (3,600 shares)	—	32	—	37	—	69
Stock based compensation	—	2	—	—	—	2
Balance, December 31, 2016	$66	$60,495	$38,295	$(1,592)	$(160)	$97,104

Balance, October 1, 2017	$66	$60,736	$43,139	$(1,483)	$62	$102,520
Net Income	—	—	403	—	—	403
Other comprehensive income	—	—	—	—	162	162
Committed to be released ESOP shares (3,600 shares)	—	60	—	36	—	96
Stock based compensation	—	15	—	—	—	15
Balance, December 31, 2017	$66	$60,811	$43,542	$(1,447)	$224	$103,196

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$403	$973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	187	179
Provision for loan losses	—	660
Deferred income taxes expense	2,849	428
ESOP expense	96	69
Stock based compensation	15	2
Amortization of premiums and discounts on investment securities, net	294	456
Amortization (accretion) of loan origination fees and costs	8	(514)
Amortization of mortgage service rights	13	15
Net gain on sale of real estate	(1,186)	—
Net gain on sale of secondary market loans	(67)	(45)
Proceeds on sale of secondary market loans	5,112	2,287
Originations of secondary market loans	(5,045)	(2,242)
Earnings on bank-owned life insurance	(121)	(130)
Increase in accrued interest receivable	(205)	(341)
Increase in accrued interest payable	405	21
Increase (decrease) in other liabilities	1,981	(690)
(Increase) decrease in other assets	(367)	88
Amortization of subordinated debt	39	—
Net Cash Provided by Operating Activities	4,411	1,216
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(30,140)	—
Maturities, calls and principal repayments	123	446
Investment securities held-to-maturity:
Maturities, calls and principal repayments	747	2,121
Loan originations and principal collections, net	27,559	(94,413)
Net (increase) decrease in restricted stock	(371)	8
Proceeds from sale of real estate	1,315	—
Purchases of property and equipment	(183)	(311)
Net Cash Used in Investing Activities	(950)	(92,149)
Cash Flows from Financing Activities
Net increase in deposits	6,703	56,577
Proceeds from long-term borrowings	35,000	35,000
Repayment of long-term borrowings	(35,000)	(35,000)
Increase in advances from borrowers for taxes and insurance	1,342	875
Net Cash Provided by Financing Activities	8,045	57,452
Net Increase (Decrease) in Cash and Cash Equivalents	11,506	(33,481)
Cash and Cash Equivalent – Beginning	117,136	96,762
Cash and Cash Equivalent – Ending	$128,642	$63,281
Supplementary Cash Flows Information
Interest paid	$2,724	$1,845

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The consolidated financial statements of Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”) include the accounts of the Company and its wholly-owned subsidiary, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) and the Bank’s wholly-owned subsidiary, Malvern Insurance Associates, LLC (“Malvern Insurance”). All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

Malvern Federal Savings Bank is a federally chartered, FDIC-insured savings bank that was originally organized in 1887. The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, as well as eight full service financial center offices in Chester and Delaware Counties, Pennsylvania and a Private Banking Loan Production headquarters office in Morristown, New Jersey. Malvern Insurance offers a full line of business and personal insurance products.

In October 2017, the Bank filed an application with the OCC to convert from a federal savings bank to a national bank, with the name Malvern Bank, National Association. In connection with the charter conversion of the Bank, also in October 2017, the Company filed an application with the Federal Reserve Bank to convert to a bank holding company from a savings and loan holding company.

The conversion remains subject to the receipt of all required regulatory approvals. The Company and the Bank filed the conversion application in order to better match the Bank’s regulatory charter to its current and planned business activity.

In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the evaluation of deferred tax assets and the other-than-temporary impairment evaluation of securities. The unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. During the three months ended December 31, 2017, the Company granted stock options to purchase 4,664 shares of common stock and 4,768 restricted shares.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Earnings Per Share (Continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
(Dollars in thousands, except for per share data)	2017	2016
Net Income	$403	$973

Weighted average shares outstanding	6,572,605	6,560,324
Average unearned ESOP shares	(127,341)	(141,741)
Basic weighted average shares outstanding	6,445,264	6,418,583

Plus: effect of dilutive options	5,249	429
Diluted weighted average common shares outstanding	6,450,513	6,419,012

Earnings per share:
Basic	$0.06	$0.15
Diluted	$0.06	0.15

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three months ended December 31, 2017 and 2016, there were 3,600 and 3,600 shares, respectively, committed to be released. At December 31, 2017, there were 125,565 unallocated shares and 133,653 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $3.3 million at December 31, 2017.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at December 31, 2017 and at September 30, 2017. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at December 31, 2017 and September 30, 2017.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$30,013	$—	$(39)	$29,974
State and municipal obligations	6,982	22	(16)	6,988
Single issuer trust preferred security	1,000	—	(70)	930
Corporate debt securities	6,622	—	(261)	6,361
Mutual fund	250	—	—	250
Total	44,867	22	(386)	44,503
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(19)	$1,980
State and municipal obligations	9,510	34	(24)	9,520
Corporate debt securities	3,792	37	—	3,829
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	18,592	—	(630)	17,962
Total	$33,893	$71	$(673)	$33,291
Total investment securities	$78,760	$93	$(1,059)	$77,794

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (Continued)

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$6,992	$39	$(2)	$7,029
Single issuer trust preferred security	1,000	—	(66)	934
Corporate debt securities	6,627	—	(253)	6,374
Mutual fund	250	—	—	250
Total	14,869	39	(321)	14,587
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(8)	$1,991
State and municipal obligations	9,574	89	—	9,663
Corporate debt securities	3,818	26	—	3,844
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	19,524	1	(457)	19,068
Total	$34,915	$116	$(465)	$34,566
Total investment securities	$49,784	$155	$(786)	$49,153

For the three months ended December 31, 2017 and 2016, no available-for-sale investment securities were sold.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017 and September 30, 2017:

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$29,974	$(39)	$—	$—	$29,974	$(39)
State and municipal obligations	1,713	(12)	497	(4)	2,210	(16)
Single issuer trust preferred security	—	—	930	(70)	930	(70)
Corporate debt securities	—	—	6,361	(261)	6,361	(261)
Total	$31,687	$(51)	$7,788	$(335)	$39,475	$(386)
Investment Securities Held-to-Maturity:
U.S. government agencies	—	—	1,980	(19)	1,980	(19)
State and municipal obligations	5,559	(24)	—	—	5,559	(24)
Mortgage-backed securities:
CMO, fixed-rate	—	—	17,962	(630)	17,962	(630)
Total	5,559	(24)	19,942	(649)	25,501	(673)
Total investment securities	$37,246	$(75)	$27,730	$(984)	$64,976	$(1,059)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (Continued)

	September 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(Dollars in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$—	$—	$500	$(2)	$500	$(2)
Single issuer trust preferred security	—	—	934	(66)	934	(66)
Corporate debt securities	—	—	6,375	(253)	6,375	(253)
Total	$—	$—	$7,809	$(321)	$7,809	$(321)
Investment Securities Held-to-Maturity:
U.S. government agencies	—	—	1,991	(8)	1,991	(8)
State and municipal obligations	—	—	—	—	—	—
Mortgage-backed securities:
CMO, fixed-rate	—	—	18,902	(457)	18,902	(457)
Total	—	—	20,893	(465)	20,893	(465)
Total investment securities	$—	$—	$28,702	$(786)	$28,702	$(786)

As of December 31, 2017, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2017, the Company held three U.S. treasury notes, two U.S. government agency securities, eight municipal bonds, three corporate securities, 37 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2017 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $9.1 million and $9.6 million at December 31, 2017 and September 30, 2017 were pledged to secure deposits. In addition, investment securities having a carrying value of $6.0 million and $6.2 million, respectively, were pledged to secure short-term borrowings at December 31, 2017 and September 30, 2017.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investment Securities – (Continued)

The following table presents information for investment securities at December 31, 2017, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2017
	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$30,013	$29,974
Due after one year through five years	4,449	4,442
Due after five years through ten years	8,950	8,702
Due after ten years	1,455	1,385
Total	$44,867	$44,503
Investment Securities Held-to-Maturity:
Due after one year through five years	$1,999	$1,980
Due after five years through ten years	6,231	6,285
Due after ten years	25,663	25,026
Total	$33,893	$33,291

Total investment securities	$78,760	$77,794

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Residential mortgage	$186,831	$192,500
Construction and Development:
Residential and commercial	34,627	35,622
Land	18,599	18,377
Total Construction and Development	53,226	53,999
Commercial:
Commercial real estate	427,610	437,760
Farmland	1,711	1,723
Multi-family	32,716	39,768
Other	71,933	74,837
Total Commercial	533,970	554,088
Consumer:
Home equity lines of credit	16,811	16,509
Second mortgages	21,304	22,480
Other	2,435	2,570
Total Consumer	40,550	41,559
Total loans	814,577	842,146
Deferred loan fees and cost, net	624	590
Allowance for loan losses	(8,437)	(8,405)
Total loans receivable, net	$806,764	$834,331

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (Continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017 and September 30, 2017. Activity in the allowance is presented for the three months ended December 31, 2017 and 2016 and the year ended September 30, 2017, respectively.

	Three Months Ended December 31, 2017
		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Charge-offs	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Recoveries	2	—	—	9	—	—	1	1	19	2	—	34
Provisions	23	9	(2)	670	3	(24)	(93)	3	42	3	(634)	—
Ending Balance	$1,029	$532	$130	$4,260	$12	$200	$449	$94	$463	$30	$1,238	$8,437
Ending balance: individually evaluated for impairment	$—	$—	$—	$156	$—	$—	$—	$—	$156	$1	$—	$313
Ending balance: collectively evaluated for impairment	$1,029	$532	$130	$4,104	$12	$200	$449	$94	$307	$29	$1,238	$8,124

Loans receivable:
Ending balance	$186,831	$34,627	$18,599	$427,610	$1,711	$32,716	$71,933	$16,811	$21,304	$2,435		$814,577
Ending balance: individually evaluated for impairment	$2,438	$—	$89	$1,347	$—	$—	$239	$10	$578	$1		$4,702
Ending balance: collectively evaluated for impairment	$184,393	$34,627	$18,510	$426,263	$1,711	$32,716	$71,694	$16,801	$20,726	$2,434		$809,875

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (Continued)

	Three Months Ended December 31, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	(71)	(5)	—	(76)
Recoveries	—	90	—	3	—	5	1	57	3	—	159
Provisions	(39)	585	(7)	338	(3)	45	(6)	(45)	(4)	(204)	660
Ending Balance	$1,162	$874	$90	$2,215	$106	$208	$111	$408	$28	$975	$6,177
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$50	$—	$—	$50
Ending balance: collectively evaluated for impairment	$1,162	$874	$90	$2,215	$106	$208	$111	$358	$28	$975	$6,127

Loans receivable:
Ending balance	$205,668	$28,296	$10,117	$307,821	$19,805	$53,587	$19,729	$26,971	$1,697		$673,691
Ending balance: individually evaluated for impairment	$2,104	$109	$—	$760	$—	$—	$62	$220	$—		$3,255
Ending balance: collectively evaluated for impairment	$203,564	$28,187	$10,117	$307,061	$19,805	$53,587	$19,667	$26,751	$1,697		$670,436

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (Continued)

	Year Ended September 30, 2017
		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$—	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	—	(218)	(5)	—	(223)
Recoveries	2	90	—	40	—	—	9	18	232	12	—	403
Provisions	(199)	234	35	1,667	9	115	374	(44)	(79)	(14)	693	2,791
Ending Balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$109	$—	$128	$—	$—	$237
Ending balance: collectively evaluated for impairment	$1,004	$523	$132	$3,581	$9	$224	$432	$90	$274	$27	$1,872	$8,168

Loans receivable:
Ending balance	$192,500	$35,622	$18,377	$437,760	$1,723	$39,768	$74,837	$16,509	$22,480	$2,570		$842,146
Ending balance: individually evaluated for impairment	$2,262	$—	$94	$555	$—	$—	$243	$10	$356	$—		$3,520
Ending balance: collectively evaluated for impairment	$190,238	$35,622	$18,283	$437,205	$1,723	$39,768	$74,594	$16,499	$22,124	$2,570		$838,626

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of credit losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  At present, components of the commercial loan segments of the portfolio are new originations and the associated volumes continue to see increased growth.  At the same time, historical loss levels have decreased as factors in assessing the portfolio.   The combination of these factors has given rise to an increase in the unallocated level within the allowance.  Any unallocated portion of the allowance in conjunction with the quarterly review and changes to the qualitative factors to adjust for the risk due to current economic conditions, reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses  – (Continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2017 and September 30, 2017.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
December 31, 2017:
Residential mortgage	$—	$—	$2,438	$2,438	$2,561
Construction and Development:
Land	—	—	89	89	89
Commercial:
Commercial real estate	796	156	551	1,347	1,347
Other	—	—	239	239	239
Consumer:
Home equity lines of credit	—	—	10	10	11
Second mortgages	298	156	280	578	611
Other	1	1	—	1	1
Total impaired loans	$1,095	$313	$3,607	$4,702	$4,859
September 30, 2017:
Residential mortgage	$—	$—	$2,262	$2,262	$2,379
Construction and Development:
Land	—	—	94	94	94
Commercial:
Commercial real estate	—	—	555	555	555
Other	243	109	—	243	243
Consumer:
Home equity lines of credit	—	—	10	10	11
Second mortgages	131	128	225	356	385
Total impaired loans	$374	$237	$3,146	$3,520	$3,667

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31, 2017
(Dollars in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans
Residential mortgage	$2,390	$12
Construction and Development:
Land	91	1
Commercial:
Commercial real estate	820	6
Other	241	3
Consumer:
Home equity lines of credit	10	—
Second mortgages	495	2
Other	1	—
Total	$4,048	$24

	Three Months Ended December 31, 2016
(Dollars in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans
Residential mortgage	$1,997	$20
Construction and Development:
Residential and commercial	109	1
Commercial:
Commercial real estate	1,602	4
Consumer:
Home equity lines of credit	70	—
Second mortgages	226	—
Total	$4,004	$25

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2017 and September 30, 2017.

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Residential mortgage	$184,093	$112	$2,626	$—	$186,831
Construction and Development:
Residential and commercial	34,627	—	—	—	34,627
Land	14,090	—	4,509	—	18,599
Commercial:
Commercial real estate	421,647	3,220	2,743	—	427,610
Farmland	1,711	—	—	—	1,711
Multi-family	32,363	353	—	—	32,716
Other	71,003	45	885	—	71,933
Consumer:
Home equity lines of credit	16,667	—	144	—	16,811
Second mortgages	20,215	109	980	—	21,304
Other	2,429	5	1	—	2,435
Total	$798,845	$3,844	$11,888	$—	$814,577

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Residential mortgage	$189,925	$114	$2,461	$—	$192,500
Construction and Development:
Residential and commercial	35,622	—	—	—	35,622
Land	13,207	—	5,170	—	18,377
Commercial:
Commercial real estate	431,336	4,456	1,968	—	437,760
Farmland	1,723	—	—	—	1,723
Multi-family	39,410	358	—	—	39,768
Other	73,935	—	902	—	74,837
Consumer:
Home equity lines of credit	16,399	—	110	—	16,509
Second mortgages	21,611	112	757	—	22,480
Other	2,563	6	1	—	2,570
Total	$825,731	$5,046	$11,369	$—	$842,146

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31,	September 30,
	2017	2017
	(Dollars in thousands)
Residential mortgage	$1,048	$826
Commercial:
Commercial real estate	796	—
Consumer:
Home equity lines of credit	10	10
Second mortgages	387	202
Total non-accrual loans	$2,241	$1,038

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $10,000 and $10,000 for the three months ended December 31, 2017 and 2016, respectively. At December 31, 2017 and September 30, 2017 there were approximately $345,000 and $173,000, respectively, of loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2017 and September 30, 2017.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2017:
Residential mortgage	$181,911	$1,462	$2,471	$987	$4,920	$186,831	$300
Construction and Development:
Residential and commercial	34,627	—	—	—	—	34,627	—
Land	18,599	—	—	—	—	18,599	—
Commercial:
Commercial real estate	426,814	—	—	796	796	427,610	—
Farmland	1,711	—	—	—	—	1,711	—
Multi-family	32,716	—	—	—	—	32,716	—
Other	71,888	—	—	45	45	71,933	45
Consumer:
Home equity lines of credit	16,629	88	94	—	182	16,811	—
Second mortgages	20,073	882	60	289	1,231	21,304	—
Other	2,414	20	1	—	21	2,435	—
Total	$807,382	$2,452	$2,626	$2,117	$7,195	$814,577	$345

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (Continued)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(Dollars in thousands)
September 30, 2017:
Residential mortgage	$189,272	$1,442	$1,145	$641	$3,228	$192,500	$31
Construction and Development:
Residential and commercial	35,622	—	—	—	—	35,622	—
Land	18,377	—	—	—	—	18,377	—
Commercial:
Commercial real estate	436,804	160	796	—	956	437,760	—
Farmland	1,723	—	—	—	—	1,723	—
Multi-family	39,768	—	—	—	—	39,768	—
Other	74,837	—	—	—	—	74,837	—
Consumer:
Home equity lines of credit	16,122	350	37	—	387	16,509	—
Second mortgages	21,183	844	182	271	1,297	22,480	141
Other	2,561	7	1	1	9	2,570	1
Total	$836,269	$2,803	$2,161	$913	$5,877	$842,146	$173

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

The Company had twelve loans classified as TDRs at both December 31, 2017 and September 30, 2017 with an aggregate outstanding balance of $2.2 million and $2.3 million, respectively. At December 31, 2017, these loans were also classified as impaired. Eleven of the TDR loans continue to perform under the restructured terms through December 31, 2017 and we continued to accrue interest on such loans through such date.

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

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $252,000 and $252,000 of residential real estate properties in the process of foreclosure at December 31, 2017 and September 30, 2017, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (Continued)

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2017:
Residential mortgage	6	$1,457	—	$—
Construction and Development:
Land	1	89
Commercial:
Commercial real estate	2	551	—	—
Consumer
Second mortgages	3	145	1	20
Total	12	$2,242	1	$20
At September 30, 2017:
Residential mortgage	6	$1,464	—	$—
Construction and Development:
Land	1	94	—	—
Commercial:
Commercial real estate	2	554	—	—
Consumer
Second mortgages	3	148	1	22
Total	12	$2,260	1	$22

The following table reports the performing status all of TDR loans. The performing status is determined by the loans compliance with the modified terms.

	December 31, 2017		September 30, 2017
	Performing	Non-Performing	Performing	Non-Performing
	(Dollars in thousands)
Residential mortgage	$1,457	$—	$1,464	$—
Construction and Development:
Land	89	—	94	—
Commercial:
Commercial real estate	551	—	554	—
Consumer
Second mortgages	125	20	126	22
Total	$2,222	$20	$2,238	$22

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses – (Continued)

	For the Three Months Ended December 31,
	2017			2016
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	—	$—	$—	3	$760	$760
Total	—	$—	$—	3	$760	$760

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

As of December 31, 2017, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Regulatory Matters – (Continued)

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2017 and September 30, 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage (Core) Capital (to average assets)	$102,952	9.64%	$42,720	4.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	102,952	12.89%	35,944	4.50%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	102,952	12.89%	47,925	6.00%	n/a	n/a
Total Risk Based Capital (to risk weighted assets)	135,794	17.00%	63,900	8.00%	n/a	n/a
As of September 30, 2017:
Tier 1 Leverage (Core) Capital (to average assets)	$100,779	10.00%	$40,315	4.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	100,779	12.28%	36,945	4.50%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	100,779	12.28%	49,260	6.00%	n/a	n/a
Total Risk Based Capital (to risk weighted assets)	133,549	16.27%	65,679	8.00%	n/a	n/a

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2017 and September 30, 2017:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage (to average assets)	$123,508	11.57%	$42,695	4.00%	$53,368	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	123,508	15.48%	35,908	4.50%	51,868	6.50%
Tier 1 Capital (to risk weighted assets)	123,508	15.48%	47,878	6.00%	63,837	8.00%
Total Risk Based Capital (to risk weighted assets)	132,007	16.54%	63,837	8.00%	79,797	10.00%
As of September 30, 2017:
Tier 1 Leverage (to average assets)	$120,902	12.02%	$40,234	4.00%	$50,292	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	120,902	14.75%	36,894	4.50%	53,292	6.50%
Tier 1 Capital (to risk weighted assets)	120,902	14.75%	49,192	6.00%	65,590	8.00%
Total Risk Based Capital (to risk weighted assets)	129,369	15.78%	65,590	8.00%	81,987	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At December 31, 2017, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended December 31, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $121,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2017 and September 30, 2017:

	December 31, 2017
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$117	Other assets	August 3, 2020
February 5, 2016	20,000	502	Other assets	February 1, 2021

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities – (Continued)

	September 30, 2017
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$9	Other assets	August 3, 2020
February 5, 2016	20,000	367	Other assets	February 1, 2021

The table below presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidate Statements of Income relating to the cash flow derivative instruments for the three months ended December 31, 2017 and 2016.

	For the Three Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousands)
August 3, 2015	$91	$(16)	$—
February 5, 2016	139	3	—

	For the Three Months Ended December 31, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousands)
August 3, 2015	$338	$(36)	$—
February 5, 2016	548	(23)	—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At December 31, 2017 and September 30, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero for both periods. At December 31, 2017 and September 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of zero for both periods, respectively, against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at December 31, 2017 or September 30, 2017.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements – (Continued)

The tables below present the balances of assets measured at fair value on a recurring basis at December 31, 2017 and September 30, 2017:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. treasury notes	$29,974	$29,974	$—	$—
State and municipal obligations	6,988	—	6,988	—
Single issuer trust preferred security	930	—	930	—
Corporate debt securities	6,361	—	6,361	—
Mutual funds	250	—	—	250
Total investment securities available-for-sale	44,503	29,974	14,279	250

Derivative instruments	$619	$—	$619	$—

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$7,029	$—	$7,029	$—
Single issuer trust preferred security	934	—	934	—
Corporate debt securities	6,374	—	6,374	—
Mutual funds	250	—	—	250
Total investment securities available-for-sale	14,587	—	14,337	250

Derivative instruments	$376	$—	$376	$—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements – (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2017 and September 30, 2017:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans(1)	$782	$—	$—	$782
Total	$782	$—	$—	$782

	December 31, 2017
	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Impaired loans(1)	$782	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%	)
Total	$782

(1)	At December 31, 2017, consisted of eight loans with an aggregate balance of $1.1 million and with $313,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans(1)	$137	$—	$—	$137
Total	$137	$—	$—	$137

	September 30, 2017
	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Impaired loans(1)	$137	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%	)
Total	$137

(1)	At September 30, 2017, consisted of five loans with an aggregate balance of $374,000 and with $237,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At December 31, 2017 and September 30, 2017, the Company did not have any additions to our mortgage servicing assets. At December 31, 2017 and September 30, 2017, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and September 30, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2017 and September 30, 2017 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The fair value of the Level 1 securities was $30.0 million as of December 31, 2017. The Company had no Level 1 securities as of September 30, 2017. The fair value of the Level 3 security was $250,000 both as of December 31, 2017 and as of September 30, 2017.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements – (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2017 and September 30, 2017 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2017:
Financial assets:
Cash and cash equivalents	$128,642	$128,642	$128,642	$—	$—
Investment securities available-for-sale	44,503	44,503	29,974	14,279	250
Investment securities held-to-maturity	33,893	33,291	—	33,291	—
Loans receivable, net (including impaired loans)	806,764	806,529	—	—	806,529
Accrued interest receivable	3,344	3,344	—	3,344	—
Restricted stock	5,930	5,930	—	5,930	—
Mortgage servicing rights (included in Other Assets)	255	264	—	264	—
Derivatives	619	619	—	619	—
Financial liabilities:
Savings accounts	41,631	41,631	—	41,631	—
Checking and NOW accounts	207,034	207,034	—	207,034	—
Money market accounts	293,674	293,674	—	293,674	—
Certificates of deposit	254,760	257,153	—	257,153	—
Borrowings (excluding sub debt)	123,000	123,155	—	123,155	—
Subordinated debt	24,342	24,342	—	24,342	—
Accrued interest payable	1,099	1,099	—	1,099	—

September 30, 2017:
Financial assets:
Cash and cash equivalents	$117,136	$117,136	$117,136	$—	$—
Investment securities available-for-sale	14,587	14,587	—	14,337	250
Investment securities held-to-maturity	34,915	34,566	—	34,566	—
Loans receivable, net (including impaired loans)	834,331	839,242	—	—	839,242
Accrued interest receivable	3,139	3,139	—	3,139	—
Restricted stock	5,559	5,559	—	5,559	—
Mortgage servicing rights (included in Other)	268	271	—	271	—
Derivatives	376	376	—	376	—
Financial liabilities:
Savings accounts	44,526	44,526	—	44,526	—
Checking and NOW accounts	197,700	197,700	—	197,700	—
Money market accounts	276,404	276,404	—	276,404	—
Certificates of deposit	271,766	273,723	—	273,723	—
Borrowings (excluding sub debt)	123,000	123,658	—	123,658	—
Subordinated debt	24,303	24,303	—	24,303	—
Accrued interest payable	694	694	—	694	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

In the first quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our calendar year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24.5%.

In addition, we recognized a tax expense in our tax provision for the period ended December 31, 2017 related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the first three months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $2.0 million during the quarter ended December 31, 2017. This amount is the result of a reduction of $323,000 in income tax expense for the three-month period ended December 31, 2017 related to the lower corporate rate and a $2.3 million increase from the application of the newly enacted rates to existing deferred tax assets balances.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Reconciliation of income tax provision for three months ended December 31, 2017:

For the Three Months Ended December 31, 2017
(Dollars in thousands)
Income tax provision calculated at blended federal tax rate (24.5%)	$878
State income tax provision	170
Income tax provision due to re-measurement of DTAs/DTLs	2,206
Other	(35)
Total	$3,219

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	December 31,	September 30,
	2017	2017
	(Dollars in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(364)	$(282)
Tax effect	121	96
Net of tax amount	(243)	(186)
Fair value adjustments on derivatives	619	376
Tax effect	(152)	(128)
Net of tax amount	467	248
Total accumulated other comprehensive income	$224	$62

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Comprehensive Income (Loss) – (Continued)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(83)	$(1,098)

Net realized gain on securities available-for-sale	—	—

Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	2	4

Fair value adjustments on derivatives	242	945

Other comprehensive income (loss) before taxes	161	(149)
Tax effect	1	52
Total comprehensive income (loss)	$162	$(97)

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of December 31, 2017, there were 365,357 remaining shares available for future grants.

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

During the three months ended December 31, 2017, stock options covering a total of 4,664 shares of common stock were granted. No options were granted for the three months ended December 31, 2016. Total compensation expense related to options granted under the 2014 Plan was $4,000 for the three months ended December 31, 2017 and $1,000 for the three months ended December 31, 2016.

During the three months ended December 31, 2017 a total of 4,768 restricted shares were awarded. During the three months ended December 31, 2016 no restricted shares were awarded. The compensation expense related to restricted stock awards was approximately $11,000 during the three months ended December 31, 2017 and $1,000 during the three months ended December 31, 2016.

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

The following is a summary of stock option activity for the three months ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	11,000	$19.19		$83,170
Granted	4,664	26.20		—
Exercised	—	—		—
Forfeited/cancelled/expired	—	—		—
Outstanding, at December 31, 2017	15,664	$21.28	9.209	$77,120
Exercisable at December 31, 2017	800	$16.02	8.246	$8,144
Nonested at December 31, 2017	14,864	$21.28	9.209	$77,120

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended December 31, 2017:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	10,711	$20.36
Granted	4,768	26.20
Vested	(337)	17.40
Forfeited/cancelled/expired	—	—
Outstanding, at December 31, 2017	15,142	$22.16

As of December 31, 2017, there was $304,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 4.44 years. As of December 31, 2017, there was $91,000 of total unrecognized compensation cost related to nonvested options under the Plan. The cost is expected to be recognized over a weighted average period of 4.39 years.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2017 and September 30, 2017. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at December 31, 2017 was appropriate under GAAP.

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

The allowance is adjusted for other significant factors that affect the collectability of the loan portfolio as of the evaluation date including changes in lending policy and procedures, loan volume and concentrations, seasoning of the portfolio, loss experience in particular segments of the portfolio, and bank regulatory examination results. Other factors include changes in economic and business conditions affecting our primary lending areas and credit quality trends. Loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment. We review key ratios such as the allowance for loan losses to total loans receivable and as a percentage of non-performing loans; however, we do not try to maintain any specific target range for these ratios.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2017, the Company had $782,000 of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $3.8 million and $6.7 million at December 31, 2017 and at September 30, 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending September 30, 2018 and future periods, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018, which results in a blended federal corporate statutory tax rate of 24.5% for the Company’s fiscal year ending September 30, 2018 that is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

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

Earnings

Net income available to common shareholders for the three months ended December 31, 2017 amounted to $403,000, or $0.06 per fully diluted common share, a decrease of $570,000, or 58.6 percent, as compared with net income of $973,000, or $0.15 per common share, for the quarter ended December 31, 2016. The annualized return on average assets was 0.15 percent for the three months ended December 31, 2017, compared to annualized return on average assets of 0.47 percent for three months ended December 31, 2016. The annualized return on average shareholders’ equity was 1.55 percent for the three-month period ended December 31, 2017, compared to 4.03 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2016.

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

Net Interest Income (tax-equivalent basis)

	Three Months Ended December 31,
			Increase	Percent
(Dollars in thousands)	2017	2016	(Decrease)	Change
Interest income:
Loans, including fees	$8,702	$6,315	$2,387	37.80%
Investment securities	305	686	(381)	(55.54)
Dividends, restricted stock	69	64	5	7.81
Interest-bearing cash accounts	446	93	353	379.57
Total interest income	9,522	7,158	2,364	33.03
Interest expense:
Deposits	2,155	1,324	831	62.76
Short-term borrowings	19	—	19	100.00
Long-term borrowings	563	542	21	3.87
Subordinated debt	392	—	392	100.00
Total interest expense	3,129	1,866	1,263	67.68
Net interest income on a fully tax-equivalent basis	6,393	5,292	1,101	20.80
Tax-equivalent adjustment (1)	(11)	(53)	42	(79.25)
Net interest income, as reported under GAAP	$6,382	$5,239	$1,143	21.82%

(1) Computed using a federal income tax rate of 24.5 percent and 34 percent, respectively, for the three months ended December 31, 2017 and 2016.

Net interest income on a fully tax-equivalent basis increased $1.0 million or 20.8 percent to $6.4 million for the three months ended December 31, 2017 as compared to the same period in fiscal 2017. For the three months ended December 31, 2017, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis decreased 17 basis points to 2.47 percent from 2.64 percent during the three months ended December 31, 2016. For the three months ended December 31, 2017, an increase in the average yield on interest-earning assets of 11 basis points together with an increase of 30 basis points in the average cost of interest-bearing liabilities, resulted in a decrease in the Company’s net interest spread of 19 basis points for the period.

For the three-month period ended December 31, 2017, total interest income on a tax-equivalent basis increased by $2.4 million or 33.0 percent, to $9.5 million, compared to the same three-month period in fiscal 2017. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio. The average balance of the loan portfolio increased by $210.6 million, to $822.9 million, from an average of $612.4 million in the same quarter in fiscal 2017, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 79.5 percent of average interest-earning assets during the first quarter of fiscal 2018 compared to 76.4 percent in the same quarter in fiscal 2017. Average investment securities volume decreased during the first three months of fiscal 2018 by $45.2 million, to $59.5 million, compared to the first quarter of fiscal 2017.

For the three months ended December 31, 2017, interest expense increased $1.3 million, or 67.7 percent, to $3.1 million, compared to the same three-month period in fiscal 2017. The average rate of total interest-bearing liabilities increased 30 basis points to 1.37 percent for the three months ended December 31, 2017, from 1.07 percent for the three months ended December 31, 2016. At the same time, the average balance of total interest-bearing liabilities increased by $213.3 million. This increase primarily reflects an increase in the average balance of money market accounts of $107.7 million, a $61.0 million increase in the average balance of other interest-bearing deposit accounts and an increase in the average balance of borrowings of $29.1 million. For the three months ended December 31, 2017, the Company’s net interest spread on a tax-equivalent basis decreased to 2.31 percent, from 2.50 percent for the three months ended December 31, 2016.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31, 2017 and 2016 Increase (Decrease) Due to Changes in:
(Tax-equivalent basis, Dollars in thousands)	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$2,172	$215	$2,387
Investment securities	(296)	(85)	(381)
Interest-bearing cash accounts	80	273	353
Dividends, restricted stock	4	1	5
Total interest-earning assets	1,960	404	2,364
Interest-bearing liabilities:
Money market deposits	189	317	506
Savings deposits	—	—	—
Certificates of deposit	60	47	107
Other interest-bearing deposits	32	186	218
Total interest-bearing deposits	281	550	831
Borrowings	133	299	432
Total interest-bearing liabilities	414	849	1,263
Change in net interest income	$1,546	$(445)	$1,101

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

	Three Months Ended December 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
(Tax-equivalent basis)	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$822,941	$8,702	4.23%	$612,388	$6,315	4.12%
Investment securities	59,453	305	2.05	104,645	686	2.62
Interest-bearing cash accounts	147,591	446	1.21	79,067	93	0.47
Dividends, restricted stock	5,782	69	4.77	5,419	64	4.72
Total interest-earning assets	1,035,767	9,522	3.68	801,519	7,158	3.57
Non interest-earning assets:
Cash and due from banks	1,533			1,334
Bank-owned life insurance	18,994			18,483
Other assets	20,117			19,759
Allowance for loan losses	(8,419)			(5,650)
Total non interest-earning assets	32,225			33,926
Total assets	$1,067,992			$835,445
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$288,843	$821	1.14%	$181,100	$315	0.70%
Savings deposits	43,663	10	0.09	44,445	10	0.09
Certificates of deposit	274,785	1,054	1.53	258,504	947	1.47
Other interest-bearing deposits	158,814	270	0.68	97,789	52	0.21
Total interest-bearing deposits	766,105	2,155	1.13	581,838	1,324	0.91
Borrowings	147,322	974	2.64	118,245	542	1.83
Total interest-bearing liabilities	913,427	3,129	1.37	700,083	1,866	1.07
Non interest-bearing liabilities:
Demand deposits	42,760			33,330
Other liabilities	8,086			5,503
Total non interest-bearing liabilities	50,846			38,833
Shareholders’ equity	103,719			96,529
Total liabilities and shareholders’ equity	$1,067,992			$835,445
Net interest income (tax equivalent basis)		6,393			5,292
Net interest spread			2.31%			2.50%
Net interest margin (tax equivalent basis)			2.47%			2.64%
Tax equivalent effect			0.01%			0.03%
Net interest margin on a GAAP basis			2.46%			2.61%
Tax-equivalent adjustment (2)		(11)			(53)
Net interest income		$6,382			$5,239

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 24.5 percent and 34 percent, respectively, for the periods ended December 31, 2017 and December 31, 2016.

Investment Portfolio

At December 31, 2017, the average volume of investment securities decreased by $45.2 million to approximately $59.5 million or 5.7 percent of average earning assets, from $104.6 million on average, or 13.1 percent of average earning assets, for the comparable period in fiscal 2017. At December 31, 2017, the total investment portfolio amounted to $78.4 million, an increase of $28.9 million, or 58.4 percent, from September 30, 2017. The increase in the investment portfolio was primarily due to purchase of U.S. treasury notes during the first quarter of fiscal 2018. At December 31, 2017, the principal components of the investment portfolio were government treasury notes, government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, and equity securities.

During the three-month period ended December 31, 2017, the volume-related factors decreased investment revenue by approximately $296,000, while rate-related factors decreased investment revenue by approximately $85,000 from the same period in fiscal 2017. The tax-equivalent yield on investments decreased by 57 basis points to 2.05 percent for the three-month period ended December 31, 2017 as compared to the three-month period ended December 31, 2016 at 2.62 percent. The yield on the portfolio increased in fiscal 2018 compared to fiscal 2017 due primarily to lower average volume of investment securities.

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

At December 31, 2017, total gross loans amounted to $814.6 million, a decrease of $27.6 million or 3.3 percent as compared to September 30, 2017. For the three-month period ended December 31, 2017, there was a decrease of $20.1 million in commercial loans, a decrease of $773,000 in construction and development loans, a $16.7 million decrease in residential mortgage loans and $1.0 million decrease in total consumer loans. Total gross loans recorded in the quarter ended December 31, 2017 included new loan volume of $36.7 million, which was offset by loan payoffs of $45.3 million and prepayments and maturities totaling $19.0 million. Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

At December 31, 2017, the Company had $121.1 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. The Company’s current “Approved, Accepted but Unfunded” pipeline, includes approximately $8.5 million in construction and $56.5 million in commercial real estate loans, $16.7 million in commercial term loans and lines of credit and $6.4 million in residential mortgage loans expected to fund over the next 90 days.

The average balance of our total loans increased $210.6 million or 34.4 percent for the three months ended December 31, 2017 as compared to the same period in fiscal 2017, while the average yield on loans increased 11 basis points for the three months ended December 31, 2017 compared with the same period in fiscal 2017. The increase in average total loan volume was due primarily to the volume of new loan originations. During the first quarter of fiscal 2018 compared to the same period fiscal 2017, the volume-related factors during the period contributed to an increase of interest income on loans of $2.2 million, while the rate-related changes increased interest income by $215,000.

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

For both December 31, 2017 and September 30, 2017, the allowance for loan losses amounted to approximately $8.4 million, or 1.0 percent of total loans. We recorded no provision for loan losses during the quarter ended December 31, 2017 compared to $660,000 for the quarter ended December 31, 2016. The net recoveries were $32,000 for the three months ended December 31, 2017 compared to $83,000 in net recoveries for the three months ended December 31, 2016.

The level of the allowance for the respective periods of fiscal 2018 and fiscal 2017 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at December 31, 2017 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Average loans outstanding	822,941	612,388
Total gross loans at end of period	814,577	673,691

Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$8,405	$5,434

Charge-offs:
Residential mortgage	—	—
Commercial:
Commercial real estate	—	—
Consumer:
Second mortgages	—	71
Other	2	5
Total charge-offs	2	76
Recoveries:
Construction and Development:
Residential and commercial	2	90
Commercial:
Commercial real estate	9	3
Other	1	5
Consumer:
Home equity lines of credit	1	1
Second mortgages	19	57
Other	2	3
Total recoveries	34	159
Net (recoveries) charge-offs	(32)	(83)
Provisions for loan loss	—	660
Balance at end of period	$8,437	$6,177
Ratios:
Ratio of net (recoveries) charge-offs to average loans outstanding in portfolio(1)	(0.02)%	(0.04)%
Ratio of net (recoveries) charge-offs to total allowance for loan losses(1)	1.53%	5.36%

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

	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Non-accrual loans	$2,242	$1,038
Accruing loans past due 90 days or more	345	173
Total non-performing loans	2,587	1,211
Other real estate owned	—	—
Total non-performing assets	$2,587	$1,211

Troubled debt restructured loans — performing	$2,222	$2,238

Non-accrual loans were $2.2 million at December 31, 2017, as compared to $1.0 million at September 30, 2017 and $1.8 million at December 31, 2016. Other real estate owned (“OREO”) was zero at December 31, 2017, September 30, 2017, and December 31, 2016, respectively. Total performing troubled debt restructured loans were $2.2 million at December 31, 2017, $2.2 million at September 30, 2017 and $1.4 million at December 31, 2016, respectively.

At December 31, 2017, non-performing assets totaled $2.6 million, or 0.24 percent of total assets, as compared with $1.2 million, or 0.12 percent, at September 30, 2017 and $2.0 million, or 0.22 percent, at December 31, 2016. Non-performing assets increased by $1.4 million at December 31, 2017 from September 30, 2017. The increase in non-performing assets during the first quarter of fiscal 2018, was primarily attributable to the addition of three single residential loans with an aggregate outstanding balance of $231,000, one commercial real estate loan with an outstanding balance of $796,000 and five consumer loans with an aggregate outstanding balance of $188,000 into non-accrual status.

Overall credit quality in the Bank’s loan portfolio at December 31, 2017 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “Pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At December 31, 2017, special mention loans were $3.8 million compared to $5.0 million at September 30, 2017. The decrease of approximately $1.2 million in special mention loans was attributable to one commercial real estate loan designated as a special mention loan with an outstanding balance of $446,000 at September 30, 2017 being classified as a pass loan during the first quarter of fiscal 2018. In addition, one commercial real estate loan with an outstanding balance of $796,000 at September 30, 2017 was classified as a substandard loan from special mention during the first quarter of fiscal 2018.

Substandard loans were $11.9 million and $11.4 million, respectively, at December 31, 2017 and September 30, 2017, respectively. The increase of approximately $485,000 from September 30, 2017 to December 31, 2017, was attributable to three single residential loans with an aggregate outstanding balance of $379,000 and three consumer loans with an aggregate outstanding balance of $153,000 being classified as substandard loans at December 31, 2017 and one substandard loan with an outstanding balance of $796,000 at December 31, 2017 being classified a substandard loan from special mention loan. Additionally, one substandard loan with an outstanding balance of $105,000 at September 30, 2017 was paid-off. Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At December 31, 2017, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
(Dollars in thousands)	2017	2016	(Decrease)	Change
Service charges and other fees	$271	$223	$48	21.52%
Rental income-other	66	55	11	20.00
Gain on sale of real estate, net	1,186	—	1,186	100.00
Gain on sale of loans, net	67	45	22	48.89
Earnings on bank-owned life insurance	121	130	(9)	(6.92)
Total other income	$1,711	$453	$1,258	277.70%

For the three months ended December 31, 2017, total other income amounted to $1.7 million, compared to total other income of $453,000 for the same period in fiscal 2017. The increase of $1.3 million for the three months ended December 31, 2017 was primarily a result of a $1.2 million net gain on the sale of real-estate. Other increases included an increase of $48,000 in service charges and other fees primarily due to net gains on sale of loans of $22,000 and rental income of $11,000, offset by a decrease of $9,000 in earnings on bank-owned insurance.

Excluding net gains on sale of real estate, a non-GAAP measure, the Company recorded total other income of $525,000 for the three months ended December, 2017, compared to $453,000 for the three months ended December 31, 2016.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
(Dollars in thousands)	2017	2016	(Decrease)	Change
Salaries and employee benefits	$1,990	$1,712	$278	16.24%
Occupancy expense	562	494	68	13.77
Federal deposit insurance premium	76	4	72	1800.00
Advertising	54	51	3	5.88
Data processing	278	302	(24)	(7.95)
Professional fees	788	401	387	96.51
Other operating expenses	723	606	117	19.31
Total other expense	$4,471	$3,570	$901	25.24%

For the three months ended December 31, 2017, total other expense increased $901,000, or 25.2 percent, from the comparable three months ended December 31, 2016. The primarily reflected increases in salaries and employee benefits of $278,000 due to added staff to support overall franchise growth.  Other increases included professional fees of $387,000 as a result of expense related to increased legal and accounting fees, and $117,000 in other operating expense which included $39,000 relating to subordinated debt and $21,000 in business related expenses.  In addition the Federal Deposit insurance premium increased $72,000 due to the new regulatory calculation.

The Company’s efficiency ratio, a non-GAAP financial measure, was 63.6 percent for the first quarter of fiscal 2018 on an annualized based, compared to 61.6 percent in the first quarter of fiscal 2017. The increase in the efficiency ratio reflects an increase in other expense, excluding non-core items, as well as an increase in total income.

The “efficiency ratio” is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis plus other income, excluding net securities gains, calculated as follows:

	Three Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Other expense	$4,471	$3,570
Less: Non-core items(1)	72	29
Other expense, excluding non-core items	$4,399	$3,541

Net interest income (tax equivalent basis)	$6,393	$5,292
Other income, excluding net investment securities gains and gains on sale of real estate	525	453
Total	$6,918	$5,745

Efficiency ratio	63.6%	61.6%

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

The Company’s efficiency ratio, calculated on a GAAP basis without excluding net investment securities gains and without deducting non-core items from other expense, follows:

	Three Months Ended December 31,
	2017	2016
Efficiency ratio on a GAAP Basis	55.2%	62.7%

Provision for Income Taxes

The Company recorded a provision for income taxes of $3.2 million for the quarter ended December 31, 2017, reflecting an effective tax rate of 88.9%, compared to $489,000, or an effective tax rate of 33.4%, for the quarter ended December 31, 2016. The changes in the income tax provision and effective tax rate were primarily due to the enactment of the Tax Act that required the Company to revalue its net deferred tax asset.

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

At December 31, 2017, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 157.67:1.00 at the cumulative one-year position. Based on management’s perception of interest rising through 2018, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At December 31, 2017, the Company had $128.6 million in cash and cash equivalent compared to $117.1 million at September 30, 2017. In addition, our available for sale investment securities amounted to $44.5 million at December 31, 2017 and $14.6 million at September 30, 2017.

Deposits

Total deposits increased to $797.1 million at December 31, 2017 from $790.4 million at September 30, 2017. Deposit growth during the period is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $748.3 million at September 30, 2017 to $751.3 million at December 31, 2017, an increase of $3.1 million. Interest-bearing demand, savings and time deposits under $100,000 increased $19.6 million to a total of $577.3 million at December 31, 2017 as compared to $557.7 million at September 30, 2017. Time deposits $100,000 and over decreased $16.5 million as compared to September 30, 2017. Time deposits $100,000 and over represented 21.8 percent of total deposits at December 31, 2017 compared to 24.1 percent at September 30, 2017. We had brokered deposits totaling $122.7 million at December 31, 2017 compared to $103.7 million at September 30, 2017.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $542.3 million at December 31, 2017 increased by $23.7 million, or 4.6 percent, from September 30, 2017. Total demand deposits, savings and money market accounts were 68.0 percent of total deposits at December 31, 2017 and 65.6 percent at September 30, 2017. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $5.9 million, or 1.7 percent, from $337.7 million at September 30, 2017 to $343.6 million at December 31, 2017 and represented 43.1 percent of total deposits at December 31, 2017 as compared with 42.7 percent at September 30, 2017.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the first three-month period of fiscal 2018.

The following table depicts the Company’s core deposit mix at December 31, 2017 and September 30, 2017 based on the Company’s alternative calculation:

	December 31, 2017		September 30, 2017		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(Dollars in thousands)
Non interest-bearing demand	$45,756	13.3%	$42,121	12.5%	$3,635
Interest-bearing demand	161,278	46.9	155,579	46.1	5,699
Savings	41,631	12.1	44,526	13.2	(2,895)
Money market deposits under $100,000	14,261	4.2	14,299	4.2	(38)
Certificates of deposits under $100,000	80,677	23.5	81,166	24.0	(489)
Total core deposits	$343,603	100.0%	$337,691	100.0%	$5,912

Total deposits	$797,099		$790,396		$6,703
Core deposits to total deposits		43.1%		42.7%

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2017 and September 30, 2017, the Company’s outstanding balance of FHLB advances, totaled $118.0 million and $118.0 million, respectively. Of the $118.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At December 31, 2017, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days.

During fiscal 2017 the Company had purchased securities sold under agreements to repurchase as a short-term funding source. At December 31, 2017 and September 30, 2017, the Company had $5.0 million in securities sold under agreements to repurchase at a rate of 1.46%.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2017.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Long-term debt obligations(1)	$35,043	$85,658	$—	$—	$120,701
Certificates of deposit(1)	149,614	72,445	16,056	20,688	258,803
Operating lease obligations	484	940	971	1,574	3,969
Total contractual obligations	$185,141	$159,043	$17,027	$22,262	$383,473

(1)	Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2017, cash and cash equivalents increased by $11.5 million over the balance at September 30, 2017. Net cash of $4.4 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $403,000 was adjusted principally by amortization of premiums and accretion of discounts on investment securities net of $294,000 and an increase in other liabilities of $2.0 million. Net cash used by investing activities amounted to approximately $950,000, primarily reflecting a net increase in investment securities of $29.6 million and a net decrease in loans of $27.6 million. Net cash of $8.0 million was provided by financing activities, primarily from the increase in deposits of $6.7 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $103.2 million, or 9.8 percent of total assets, at December 31, 2017, compared to $102.5 million or 9.8 percent of total assets at September 30, 2017. Book value per common share was $15.70 at December 31, 2017, compared to $15.60 at September 30, 2017.

	December 31,	September 30,
	2017	2017
	(Dollars in thousands, except for share data)
Shareholders’ equity	$103,196	$102,520

Book value per common share	$15.70	$15.60

Capital

At December 31, 2017, the Bank’s common equity tier 1 ratio was 15.48 percent, tier 1 leverage ratio was 11.57 percent, tier 1 risk-based capital ratio was 15.48 percent and the total risk-based capital ratio was 16.54 percent. At September 30, 2017, the Bank’s common equity tier 1 ratio was 14.75 percent, tier 1 leverage ratio was 12.02 percent, tier 1 risk-based capital ratio was 14.75 percent and the total risk-based capital ratio was 15.78 percent. At December 31, 2017, the Bank was in compliance with all applicable regulatory capital requirements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. There has been no material change in the Company’s asset and liability position since September 30, 2017.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 because of the material weakness described below.

Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Fiscal 2017 10-K”) set forth management’s conclusion that because of the material weakness and related matters described in Item 9A of the Fiscal 2017 10-K, the Company’s internal control over financial reporting was not effective as of September 30, 2017. The matters described in Item 9A of the Fiscal 2017 10-K related to the Company’s income tax account balances. Management is in the process of implementing a more formal review and documentation process around the accounting for income tax which management believes will strengthen the Company’s overall internal control over financial reporting. During the quarter ended December 31, 2017, the Company is continuing the remediation efforts described in Item 9A of its Annual Report on Form 10-K.

Except as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

Not applicable.

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

MALVERN BANCORP, INC.

February 9, 2018	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

February 9, 2018	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial
Officer