Form 10-Q
period 2018-03-31
MALVERN BANCORP, INC.
filed 2018-05-10
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

 _______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  000-54835

__________________________

MALVERN BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

 ___________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,572,684 shares
(Title of Class)	(Outstanding as of May 10, 2018)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2018, or for any other interim period. The Malvern Bancorp, Inc. 2017 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2018	September 30, 2017
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,566	$1,615
Interest bearing deposits in depository institutions	120,144	115,521
Cash and Cash Equivalents	121,710	117,136
Investment securities available for sale, at fair value (amortized cost of $44.8 million and $14.9 million at March 31, 2018 and September 30, 2017, respectively)	44,341	14,587
Investment securities held to maturity, at cost (fair value of $32.1 million and $34.6 million at March 31, 2018 and September 30, 2017, respectively)	33,052	34,915
Restricted stock, at cost	8,583	5,559
Loans receivable, net of allowance for loan losses of $8.5 million and $8.4 million, respectively	837,314	834,331
Accrued interest receivable	3,583	3,139
Property and equipment, net	7,357	7,507
Deferred income taxes, net	3,713	6,671
Bank-owned life insurance	19,163	18,923
Other assets	4,500	3,244
Total Assets	$1,083,316	$1,046,012

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$38,444	$42,121
Deposits-interest-bearing	787,125	748,275
Total Deposits	825,569	790,396
FHLB advances	118,000	118,000
Other short-term borrowings	2,500	5,000
Subordinated debt	24,382	24,303
Advances from borrowers for taxes and insurance	2,463	1,553
Accrued interest payable	713	694
Other liabilities	4,327	3,546
Total Liabilities	977,954	943,492

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, issued and outstanding: 6,572,684 shares at March 31, 2018 and September 30, 2017	66	66
Additional paid-in-capital	60,886	60,736
Retained earnings	45,536	43,139
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,411)	(1,483)
Accumulated other comprehensive income	285	62
Total Shareholders’ Equity	105,362	102,520
Total Liabilities and Shareholders’ Equity	$1,083,316	$1,046,012

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except for per share data)	2018	2017	2018	2017

Interest and Dividend Income
Loans, including fees	$8,740	$7,367	$17,441	$13,680
Investment securities, taxable	302	470	532	942
Investment securities, tax-exempt	65	159	130	322
Dividends, restricted stock	134	64	203	128
Interest-bearing cash accounts	463	115	909	208
Total Interest and Dividend Income	9,704	8,175	19,215	15,280
Interest Expense
Deposits	2,182	1,424	4,337	2,748
Short-term borrowings	22	11	41	11
Long-term borrowings	546	528	1,109	1,070
Subordinated debt	386	221	778	221
Total Interest Expense	3,136	2,184	6,265	4,050
Net interest income	6,568	5,991	12,950	11,230
Provision for Loan Losses	240	997	240	1,657
Net Interest Income after Provision for Loan Losses	6,328	4,994	12,710	9,573
Other Income
Service charges and other fees	237	274	508	497
Rental income-other	67	55	133	110
Net gains on sales of investments	—	58	—	58
Net gains on sale of real estate	—	—	1,186	—
Net gains on sale of loans	26	30	93	75
Earnings on bank-owned life insurance	119	125	240	255
Total Other Income	449	542	2,160	995
Other Expense
Salaries and employee benefits	2,001	1,804	3,991	3,516
Occupancy expense	586	514	1,148	1,008
Federal deposit insurance premium	75	91	151	95
Advertising	38	73	92	124
Data processing	267	301	545	603
Professional fees	450	399	1,238	800
Other operating expenses	688	596	1,411	1,202
Total Other Expense	4,105	3,778	8,576	7,348
Income before income tax expense	2,672	1,758	6,294	3,220
Income tax expense	654	588	3,873	1,077
Net Income	$2,018	$1,170	$2,421	$2,143

Earnings Per Common Share:
Basic	$0.31	$0.18	$0.38	$0.33
Diluted	$0.31	$0.18	$0.38	$0.33
Weighted Average Common Shares Outstanding:
Basic	6,448,691	6,427,309	6,446,959	6,422,899
Diluted	6,452,246	6,427,932	6,451,205	6,423,269

Dividends Declared Per Share	$—	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2018	2017	2018	2017

Net Income	$2,018	$1,170	$2,421	$2,143
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	(136)	352	(219)	(745)
Tax effect	3	(120)	28	253
Net of tax amount	(133)	232	(191)	(492)
Reclassification adjustment for net gains arising during the period(1)	—	(58)	—	(58)
Tax effect	—	20	—	20
Net of tax amount	—	(38)	—	(38)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	4	2	6	6
Tax effect	(1)	(1)	(2)	(2)
Net of tax amount	3	1	4	4
Fair value adjustments on derivatives	253	74	495	1,019
Tax effect	(86)	(26)	(109)	(347)
Net of tax amount	167	48	386	672
Total other comprehensive income	37	243	199	146
Total comprehensive income	$2,055	$1,413	$2,620	$2,289

(1) Amounts are included in net gains on sales of investments, net on the Consolidated Statements of Operations in total other income.
(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except share data)
Balance, October 1, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157
Net Income	—	—	2,143	—	—	2,143
Other comprehensive income	—	—	—	—	146	146
Committed to be released ESOP shares (7,200 shares)	—	71	—	73	—	144
Stock based compensation	—	4	—	—	—	4
Balance, March 31, 2017	$66	$60,536	$39,465	$(1,556)	$83	$98,594

Balance, October 1, 2017	$66	$60,736	$43,139	$(1,483)	$62	$102,520
Net Income	—	—	2,421	—	—	2,421
Impact of adoption of new accounting standard (1)	—	—	(24)	—	24	—
Other comprehensive income	—	—	—	—	199	199
Committed to be released ESOP shares (7,200 shares)	—	112	—	72	—	184
Stock based compensation	—	38	—	—	—	38
Balance, March 31, 2018	$66	$60,886	$45,536	$(1,411)	$285	$105,362

(1) Represents the impact of adopting ASU 2018-02. See Note 2 to the consolidated financial statements for more information.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$2,421	$2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	377	361
Provision for loan losses	240	1,657
Deferred income taxes expense	2,898	871
ESOP expense	184	144
Stock based compensation	38	4
Amortization of premiums and discounts on investment securities, net	166	480
Accretion of loan origination fees and costs	(122)	(876)
Amortization of mortgage service rights	24	31
Net gain on sale of investment securities available-for-sale	—	(58)
Net gain on sale of real estate	(1,186)	—
Net gain on sale of secondary market loans	(93)	(75)
Proceeds on sale of secondary market loans	8,037	3,892
Originations of secondary market loans	(7,944)	(3,817)
Earnings on bank-owned life insurance	(240)	(255)
Increase in accrued interest receivable	(444)	(619)
Increase in accrued interest payable	19	222
Increase (decrease) in other liabilities	781	(907)
Increase in other assets	(808)	(510)
Amortization of subordinated debt	79	—
Net Cash Provided by Operating Activities	4,427	2,688
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(30,140)	—
Sales	—	3,903
Maturities, calls and principal repayments	123	151
Investment securities held-to-maturity:
Maturities, calls and principal repayments	1,747	3,379
(Loan originations) and principal collections, net	(3,101)	(179,329)
Net decrease (increase) in restricted stock	(3,024)	27
Proceeds from sale of property and equipment	1,315	—
Purchases of property and equipment	(356)	(620)
Net Cash Used in Investing Activities	(33,436)	(172,489)
Cash Flows from Financing Activities
Net increase in deposits	35,173	102,226
Net increase in short-term borrowings	—	10,000
Proceeds from long-term borrowings	70,000	70,000
Repayment of long-term borrowings	(70,000)	(70,000)
Repayment of other borrowed money	(2,500)	—
Increase in advances from borrowers for taxes and insurance	910	1,565
Proceeds from issuance of subordinated debt	—	25,000
Net Cash Provided by Financing Activities	33,583	138,791
Net Increase (Decrease) in Cash and Cash Equivalents	4,574	(31,010)
Cash and Cash Equivalent–Beginning	117,136	96,762
Cash and Cash Equivalent–Ending	$121,710	$65,752
Supplementary Cash Flows Information
Interest paid	$6,246	$3,828
Income taxes paid	$254	$—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”) is the holding company for Malvern Bank, National Association (the “Bank”), a national bank that was originally organized in 1887 as a federally-chartered savings bank. Malvern Bank, National Association now serves as one of the oldest banks headquartered on the Philadelphia Main Line. For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity.

 The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia and through its nine other banking locations in Chester, Delaware and Bucks counties, Pennsylvania and Morristown, New Jersey, its New Jersey regional headquarters. The Bank also maintains new representative offices in Palm Beach, Florida and Montchanin, Delaware. The Bank’s wholly-owned subsidiary, Malvern Insurance Associates, LLC (“Malvern Insurance”) offers a full line of business and personal insurance products.

Note 2 – Summary of Significant Accounting Policies

Basis of financial statement presentation. The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Malvern Bank, National Association and the Bank’s wholly-owned subsidiary, Malvern Insurance. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at March 31, 2018 and the results of operations for the three-and six-month periods ended March 31, 2018 and 2017, and cash flows for the six-month periods ended March 31, 2018 and 2017. In Management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 29, 2017. The consolidated results of operations for the three-and six -month periods ended March 31, 2018 and the consolidated statements of cash flows for the six-month periods ended March 31, 2018 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2018 or any other period.

There have been no significant changes to our Critical Accounting Policies as described in our 2017 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Income Taxes. In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018- 05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 to update the income tax accounting in U.S. generally accepted accounting principles (“GAAP”) to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on Dec. 22, 2017, when the Tax Cuts and Jobs Act was signed into law. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investments and Regulated Operations. In March 2018, the FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, to delete ASC 320-10-S99-1, which had codified SAB Topic 5.M which provided the SEC guidance determining when a decline in fair value below cost for an available-for-sale equity security is OTTI. ASU 2018-04 also removes from the ASC special requirements in SEC Regulation S-X Rule 3A-05 for public utility holding companies. The changes were effective when issued. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all such leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. For lessors, the standard modifies classification criteria and accounting for sales-type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). This Update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect to early adopt this standard. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. The Company is still evaluating the impact of this new guidance.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company expects to adopt the revenue recognition guidance on October 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to other income, the Company is in the process of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to develop processes and procedures during the fiscal third quarter of 2018 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the October 1, 2018 implementation date.

Recently Adopted Accounting Standards

Income Statement. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. All entities may adopt the amendments in this Update for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. We have elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in a reclassification of an insignificant amount stranded in accumulated other comprehensive income to retained earnings in the fiscal second quarter of 2018.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. The Company did not grant any stock options to purchase common stock and restricted shares during the three months ended March 31, 2018. During the six months ended March 31, 2018, the Company granted stock options to purchase 4,664 shares of common stock and 4,768 restricted shares. During the three and six months ended March 31, 2017, the Company granted stock options to purchase 7,000 shares of common stock and 12,552 restricted shares.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except for share data)	2018	2017	2018	2017

Net Income	$2,018	$1,170	$2,421	$2,143

Weighted average shares outstanding	6,572,443	6,565,461	6,572,525	6,562,865
Average unearned ESOP shares	(123,752)	(138,152)	(125,566)	(139,966)
Basic weighted average shares outstanding	6,448,691	6,427,309	6,446,959	6,422,899

Plus: effect of dilutive options	3,555	623	4,246	370
Diluted weighted average common shares outstanding	6,452,246	6,427,932	6,451,205	6,423,269

Earnings per share:
Basic	$0.31	$0.18	$0.38	$0.33
Diluted	$0.31	$0.18	$0.38	$0.33

Note 4 – Employee Stock Ownership Plan

The Company established an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and six months ended March 31, 2018 and 2017 there were 3,600 and 7,200 shares, respectively, committed to be released. At March 31, 2018, there were 121,965 unallocated shares and 137,253 allocated shares held by the ESOP which had an aggregate fair value of approximately $3.2 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at March 31, 2018 and at September 30, 2017. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at March 31, 2018 and September 30, 2017.

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$29,999	$—	$(57)	$29,942
State and municipal obligations	6,972	1	(32)	6,941
Single issuer trust preferred security	1,000	—	(82)	918
Corporate debt securities	6,616	—	(326)	6,290
Mutual fund	250	—	—	250
Total	44,837	1	(497)	44,341
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(24)	$1,975
State and municipal obligations	9,447	5	(40)	9,412
Corporate debt securities	3,767	—	(45)	3,722
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	17,839	—	(854)	16,985
Total	$33,052	$5	$(963)	$32,094
Total investment securities	$77,889	$6	$(1,460)	$76,435

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$6,992	$39	$(2)	$7,029
Single issuer trust preferred security	1,000	—	(66)	934
Corporate debt securities	6,627	—	(253)	6,374
Mutual fund	250	—	—	250
Total	14,869	39	(321)	14,587
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(8)	$1,991
State and municipal obligations	9,574	89	—	9,663
Corporate debt securities	3,818	26	—	3,844
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	19,524	1	(457)	19,068
Total	$34,915	$116	$(465)	$34,566
Total investment securities	$49,784	$155	$(786)	$49,153

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2018, no available-for-sale investment securities were sold. For the three and six months ended March 31, 2017, proceeds of investment securities sold amounted to approximately $3.9 million and gross realized gains on investment securities sold amounted to approximately $0.1 million.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2018 and September 30, 2017:

	March 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$29,942	$(57)	$—	$—	$29,942	$(57)
State and municipal obligations	5,382	(26)	495	(6)	5,877	(32)
Single issuer trust preferred security	—	—	918	(82)	918	(82)
Corporate debt securities	—	—	6,290	(326)	6,290	(326)
Total	$35,324	$(83)	$7,703	$(414)	$43,027	$(497)
Investment Securities Held-to-Maturity:
U.S. government agencies	—	—	1,975	(24)	1,975	(24)
State and municipal obligations	8,229	(40)	—	—	8,229	(40)
Corporate securities	3,722	(45)	—	—	3,722	(45)
Mortgage-backed securities:
CMO, fixed-rate	797	(23)	16,188	(831)	16,985	(854)
Total	12,748	(108)	18,163	(855)	30,911	(963)
Total investment securities	$48,072	$(191)	$25,866	$(1,269)	$73,938	$(1,460)

	September 30, 2017
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(Dollars in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$—	$—	$500	$(2)	$500	$(2)
Single issuer trust preferred security	—	—	934	(66)	934	(66)
Corporate debt securities	—	—	6,375	(253)	6,375	(253)
Total	$—	$—	$7,809	$(321)	$7,809	$(321)
Investment Securities Held-to-Maturity:
U.S. government agencies	$—	$—	$1,991	$(8)	$1,991	$(8)
State and municipal obligations	—	—	—	—	—	—
Mortgage-backed securities:
CMO, fixed-rate	—	—	18,902	(457)	18,902	(457)
Total	—	—	20,893	(465)	20,893	(465)
Total investment securities	$—	$—	$28,702	$(786)	$28,702	$(786)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2018, the Company held three U.S. government treasury notes, two U.S. government agency securities, sixteen municipal bonds, four corporate securities, thirty-seven mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2018 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $42.1 million and $9.6 million at March 31, 2018 and September 30, 2017, respectively, were pledged to secure public deposits.

 The following table presents information for investment securities at March 31, 2018, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2018
	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$29,999	$29,942
Due after one year through five years	7,556	7,435
Due after five years through ten years	5,827	5,591
Due after ten years	1,455	1,373
Total	$44,837	$44,341
Investment Securities Held-to-Maturity:
Due after one year through five years	$1,999	$1,975
Due after five years through ten years	6,170	6,092
Due after ten years	24,883	24,027
Total	$33,052	$32,094

Total investment securities	$77,889	$76,435

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31,	September 30,
	2018	2017
	(Dollars in thousands)
Residential mortgage	$184,318	$192,500
Construction and Development:
Residential and commercial	35,213	35,622
Land	21,727	18,377
Total Construction and Development	56,940	53,999
Commercial:
Commercial real estate	445,995	437,760
Farmland	12,069	1,723
Multi-family	32,608	39,768
Other	75,368	74,837
Total Commercial	566,040	554,088
Consumer:
Home equity lines of credit	15,538	16,509
Second mortgages	19,960	22,480
Other	2,404	2,570
Total Consumer	37,902	41,559
Total loans	845,200	842,146
Deferred loan fees and cost, net	579	590
Allowance for loan losses	(8,465)	(8,405)
Total loans receivable, net	$837,314	$834,331

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018 and September 30, 2017.  Activity in the allowance is presented for the three and six months ended March 31, 2018 and 2017 and the year ended September 30, 2017, respectively.

	Three Months Ended March 31, 2018
		Construction and Development		Commercial				Consumer

	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,029	$532	$130	$4,260	$12	$200	$449	$94	$463	$30	$1,238	$8,437
Charge-offs	(6)	—	—	(221)	—	—	—	—	(54)	—	—	(281)
Recoveries	56	—	—	1	—	—	1	—	9	2	—	69
Provisions	(92)	(135)	28	6	70	(5)	40	(7)	(11)	(5)	351	240
Ending Balance	$987	$397	$158	$4,046	$82	$195	$490	$87	$407	$27	$1,589	$8,465

	Three Months Ended March 31, 2017
		Construction and Development		Commercial			Consumer

	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,162	$874	$90	$2,215	$106	$208	$111	$408	$28	$975	$6,177
Charge-offs	—	—	—	—	—	—	—	(50)	—	—	(50)
Recoveries	—	—	—	26	—	1	1	25	4	—	57
Provision (Credit)	(120)	469	38	238	(39)	160	(5)	32	(12)	236	997
Ending Balance	$1,042	$1,343	$128	$2,479	$67	$369	$107	$415	$20	$1,211	$7,181

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

	Six Months Ended March 31, 2018
		Construction and Development		Commercial				Consumer

	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Charge-offs	(6)	—	—	(221)	—	—	—	—	(54)	(2)	—	(283)
Recoveries	58	—	—	10	—	—	2	1	28	4	—	103
Provisions	(69)	(126)	26	676	73	(29)	(53)	(4)	31	(2)	(283)	240
Ending Balance	$987	$397	$158	$4,046	$82	$195	$490	$87	$407	$27	$1,589	$8,465
Ending balance: individually evaluated for impairment	$—	$—	$—	$243	$—	$—	$45	$—	$132	$1	$—	$421
Ending balance: collectively evaluated for impairment	$987	$397	$158	$3,803	$82	$195	$445	$87	$275	$26	$1,589	$8,044

Loans receivable:
Ending balance	$184,318	$35,213	$21,727	$445,995	$12,069	$32,608	$75,368	$15,538	$19,960	$2,404		$845,200
Ending balance: individually evaluated for impairment	$2,420	$—	$85	$17,535	$—	$—	$45	$34	$675	$1		$20,795
Ending balance: collectively evaluated for impairment	$181,898	$35,213	$21,642	$428,460	$12,069	$32,608	$75,323	$15,504	$19,285	$2,403		$824,405

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended March 31, 2017
		Construction and Development		Commercial			Consumer

	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	(121)	(5)	—	(126)
Recoveries	—	90	—	30	—	6	2	82	6	—	216
Provisions	(159)	1,054	31	575	(42)	205	(11)	(13)	(15)	32	1,657
Ending Balance	$1,042	$1,343	$128	$2,479	$67	$369	$107	$415	$20	$1,211	$7,181
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$116	$—	$99	$—	$—	$215
Ending balance: collectively evaluated for impairment	$1,042	$1,343	$128	$2,479	$67	$253	$107	$316	$20	$1,211	$6,966

Loans receivable:
Ending balance	$192,775	$46,721	$14,322	$383,170	$12,838	$63,551	$19,214	$25,103	$1,512		$759,206
Ending balance: individually evaluated for impairment	$2,094	$109	$—	$752	$—	$249	$60	$174	$—		$3,438
Ending balance: collectively evaluated for impairment	$190,681	$46,612	$14,322	$382,418	$12,838	$63,302	$19,154	$24,929	$1,512		$755,768

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended September 30, 2017
		Construction and Development		Commercial				Consumer

	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$—	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	—	(218)	(5)	—	(223)
Recoveries	2	90	—	40	—	—	9	18	232	12	—	403
Provisions	(199)	234	35	1,667	9	115	374	(44)	(79)	(14)	693	2,791
Ending Balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$109	$—	$128	$—	$—	$237
Ending balance: collectively evaluated for impairment	$1,004	$523	$132	$3,581	$9	$224	$432	$90	$274	$27	$1,872	$8,168

Loans receivable:
Ending balance	$192,500	$35,622	$18,377	$437,760	$1,723	$39,768	$74,837	$16,509	$22,480	$2,570		$842,146
Ending balance: individually evaluated for impairment	$2,262	$—	$94	$555	$—	$—	$243	$10	$356	$—		$3,520
Ending balance: collectively evaluated for impairment	$190,238	$35,622	$18,283	$437,205	$1,723	$39,768	$74,594	$16,499	$22,124	$2,570		$838,626

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2018 and September 30, 2017.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
March 31, 2018:
Residential mortgage	$—	$—	$2,420	$2,420	$2,537
Construction and Development:
Land	—	—	85	85	85
Commercial:
Commercial real estate	9,970	243	7,565	17,535	17,756
Other	45	45	—	45	45
Consumer:
Home equity lines of credit	—	—	34	34	34
Second mortgages	159	132	516	675	771
Other	1	1	—	1	1
Total impaired loans	$10,175	$421	$10,620	$20,795	$21,229
September 30, 2017:
Residential mortgage	$—	$—	$2,262	$2,262	$2,379
Construction and Development:
Land	—	—	94	94	94
Commercial:
Commercial real estate	—	—	555	555	555
Other	243	109	—	243	243
Consumer:
Home equity lines of credit	—	—	10	10	11
Second mortgages	131	128	225	356	385
Total impaired loans	$374	$237	$3,146	$3,520	$3,667

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three and six months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Six Months Ended March 31, 2018
(Dollars in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$2,425	$2	$2,408	$13
Construction and Development:
Land	86	1	88	2
Commercial:
Commercial real estate	6,998	14	4,011	14
Other	185	—	214	—
Consumer:
Home equity lines of credit	12	—	11	—
Second mortgages	655	1	574	4
Other	1	—	1
Total	$10,362	$18	$7,307	$33

	Three Months Ended March 31, 2017		Six Months Ended March 31, 2017
(Dollars in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$2,178	$13	$2,099	$33
Construction and Development:
Residential and commercial	109	1	109	2
Commercial:
Commercial real estate	755	5	1,187	9
Other	86	2	43	2
Consumer:
Home equity lines of credit	60	—	65	—
Second mortgages	139	—	184	1
Total	$3,327	$21	$3,687	$47

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2018 and September 30, 2017.

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Residential mortgage	$181,589	$—	$2,729	$—	$184,318
Construction and Development:
Residential and commercial	35,213	—	—	—	35,213
Land	17,273	—	4,454	—	21,727
Commercial:
Commercial real estate	424,881	2,201	18,913	—	445,995
Farmland	12,069	—	—	—	12,069
Multi-family	32,261	347	—	—	32,608
Other	75,156	—	212	—	75,368
Consumer:
Home equity lines of credit	15,403	—	135	—	15,538
Second mortgages	18,883	107	970	—	19,960
Other	2,399	4	1	—	2,404
Total	$815,127	$2,659	$27,414	$—	$845,200

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Residential mortgage	$189,925	$114	$2,461	$—	$192,500
Construction and Development:
Residential and commercial	35,622	—	—	—	35,622
Land	13,207	—	5,170	—	18,377
Commercial:
Commercial real estate	431,336	4,456	1,968	—	437,760
Farmland	1,723	—	—	—	1,723
Multi-family	39,410	358	—	—	39,768
Other	73,935	—	902	—	74,837
Consumer:
Home equity lines of credit	16,399	—	110	—	16,509
Second mortgages	21,611	112	757	—	22,480
Other	2,563	6	1	—	2,570
Total	$825,731	$5,046	$11,369	$—	$842,146

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans that are no longer accruing interest by portfolio class.

	March 31,	September 30,
	2018	2017
	(Dollars in thousands)
Residential mortgage	$1,130	$826
Commercial:
Commercial real estate	575	—
Other	45	—
Consumer:
Home equity lines of credit	34	10
Second mortgages	344	202
Other	1	—
Total non-accrual loans	$2,129	$1,038

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was less than $0.1 million for each of the three months ended March 31, 2018 and 2017 and was less than $0.1 million for each of the six months ended March 31, 2018 and 2017.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2018 and September 30, 2017.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(Dollars in thousands)
March 31, 2018:
Residential mortgage	$180,164	$2,597	$—	$1,557	$4,154	$184,318	$427
Construction and Development:
Residential and commercial	34,446	767	—	—	767	35,213	—
Land	21,727	—	—	—	—	21,727	—
Commercial:
Commercial real estate	444,969	156	295	575	1,026	445,995	—
Farmland	12,069	—	—	—	—	12,069	—
Multi-family	32,608					32,608
Other	75,323	—	—	45	45	75,368	—
Consumer:
Home equity lines of credit	15,095	409	—	34	443	15,538	—
Second mortgages	18,989	691	31	249	971	19,960	47
Other	2,386	17	—	1	18	2,404	1
Total	$837,776	$4,637	$326	$2,461	$7,424	$845,200	$475

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Current	30- 59 Days Past Due	60- 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(Dollars in thousands)
September 30, 2017:
Residential mortgage	$189,272	$1,442	$1,145	$641	$3,228	$192,500	$31
Construction and Development:
Residential and commercial	35,622	—	—	—	—	35,622	—
Land	18,377	—	—	—	—	18,377	—
Commercial:
Commercial real estate	436,804	160	796	—	956	437,760	—
Farmland	1,723	—	—	—	—	1,723	—
Multi-family	39,768	—	—	—	—	39,768	—
Other	74,837	—	—	—	—	74,837	—
Consumer:
Home equity lines of credit	16,122	350	37	—	387	16,509	—
Second mortgages	21,183	844	182	271	1,297	22,480	141
Other	2,561	7	1	1	9	2,570	1
Total	$836,269	$2,803	$2,161	$913	$5,877	$842,146	$173

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

  The Company had fifteen loans classified as TDRs with an aggregate outstanding balance of $18.8 million at March 31, 2018. The Company had twelve loans classified as TDRs at September 30, 2017 with an aggregate outstanding balance of $2.3 million. At March 31, 2018, these loans were also classified as impaired. Thirteen of the TDR loans continue to perform under the restructured terms through March 31, 2018 and we continued to accrue interest on such loans through such date. The increase in TDRs at March 31, 2018 compared to September 30, 2017 was primarily due to two commercial real estate loans with an aggregate outstanding balance of approximately $16.4 million.

All such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $0.2 million and $0.3 million of residential real estate properties in the process of foreclosure at March 31, 2018 and September 30, 2017, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our TDR loans as of March 31, 2018 and September 30, 2017.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2018:
Residential mortgage	7	$1,650	1	$153
Construction and Development:
Land	1	85	—	—
Commercial:
Commercial real estate	4	16,960	—	—
Consumer
Second mortgages	3	143	1	19
Total	15	$18,838	2	$172
At September 30, 2017:
Residential mortgage	6	$1,464	—	$—
Construction and Development:
Land	1	94	—	—
Commercial:
Commercial real estate	2	554	—	—
Consumer
Second mortgages	3	148	1	22
Total	12	$2,260	1	$22

The following table reports the performing status all of TDR loans. The performing status is determined by the loans’ compliance with the modified terms.

	March 31, 2018		September 30, 2017
	Performing	Non- Performing	Performing	Non- Performing
	(Dollars in thousands)
Residential mortgage	$1,497	$153	$1,464	$—
Construction and Development:
Land	85	—	94	—
Commercial:
Commercial real estate	16,960	—	554	—
Consumer
Second mortgages	124	19	126	22
Total	$18,666	$172	$2,238	$22

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity in loans which were first deemed to be TDRs during the three and six months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018			2017
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$203	$203	1	$234	$234
Commercial:
Commercial real estate	2	16,417	16,414	1	193	193
Consumer:
Second mortgages	—	—	—	2	81	81
Total	3	$16,620	$16,617	4	$508	$508

	For the Six Months Ended March 31,
	2018			2017
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$203	$203	3	$889	$889
Commercial:
Commercial real estate	2	16,417	16,414	1	193	193
Consumer:
Second mortgages	—	—	—	2	81	81
Total	3	$16,620	$16,617	6	$1,163	$1,163

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Bank, National Association, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As of March 31, 2018, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2018 and September 30, 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2018:
Tier 1 Leverage (Core) Capital (to average assets)	$105,077	9.97%	$42,166	4.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	105,077	12.67%	37,320	4.50%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	105,077	12.67%	49,760	6.00%	n/a	n/a
Total Risk Based Capital (to risk weighted assets)	137,986	16.64%	66,347	8.00%	n/a	n/a

As of September 30, 2017:
Tier 1 Leverage (Core) Capital (to average assets)	$100,779	10.00%	$40,315	4.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	100,779	12.28%	36,945	4.50%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	100,779	12.28%	49,260	6.00%	n/a	n/a
Total Risk Based Capital (to risk weighted assets)	133,549	16.27%	65,679	8.00%	n/a	n/a

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2018 and September 30, 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2018:
Tier 1 Leverage (to average assets)	$125,936	11.96%	$42,132	4.00%	$52,664	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	125,936	15.20%	37,276	4.50%	53,842	6.50%
Tier 1 Capital (to risk weighted assets)	125,936	15.20%	49,701	6.00%	66,268	8.00%
Total Risk Based Capital (to risk weighted assets)	134,463	16.23%	66,268	8.00%	82,834	10.00%
As of September 30, 2017:
Tier 1 Leverage (to average assets)	$120,902	12.02%	$40,234	4.00%	$50,292	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	120,902	14.75%	36,894	4.50%	53,292	6.50%
Tier 1 Capital (to risk weighted assets)	120,902	14.75%	49,192	6.00%	65,590	8.00%
Total Risk Based Capital (to risk weighted assets)	129,369	15.78%	65,590	8.00%	81,987	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At March 31, 2018, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended March 31, 2018 and 2017.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $0.2 million to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2018 and September 30, 2017:

	March 31, 2018
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$261	Other assets	August 3, 2020
February 5, 2016	20,000	714	Other assets	February 1, 2021
October 22, 2018	30,000	103	Other liabilities	October 22, 2021

	September 30, 2017
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$9	Other assets	August 3, 2020
February 5, 2016	20,000	367	Other assets	February 1, 2021

The tables below present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and six months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31, 2018
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousand)

August 3, 2015	$140	$(5)	$—
February 5, 2016	229	18	—
October 22, 2018	(103)	—	—

	For the Six Months Ended March 31, 2018
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Oter Non-Interest Income (Ineffective Portion)
	(Dollars in thousand)
August 3, 2015	$231	$(21)	$—
February 5, 2016	368	21	—
October 22, 2018	(103)	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousand)
August 3, 2015	$13	$(30)	$—
February 5, 2016	16	(16)	—

	For the Six Months Ended March 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousand)
August 3, 2015	$351	$(66)	$—
February 5, 2016	564	(39)	—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At March 31, 2018 and September 30, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero for both periods. At March 31, 2018 and September 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of zero for both periods, respectively, against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at March 31, 2018 or September 30, 2017.

The tables below present the balances of assets measured at fair value on a recurring basis at March 31, 2018 and September 30, 2017:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. treasury notes	$29,942	$29,942	$—	$—
State and municipal obligations	6,941	—	6,941	—
Single issuer trust preferred security	918	—	918	—
Corporate debt securities	6,290	—	6,290	—
Mutual funds	250	—	—	250
Total investment securities available-for-sale	44,341	29,942	14,149	250

Derivative instruments	$975	$—	$975	$—
Liabilities:
Derivative instruments	$103	$—	$103	$—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$7,029	$—	$7,029	$—
Single issuer trust preferred security	934	—	934	—
Corporate debt securities	6,374	—	6,374	—
Mutual funds	250	—	—	250
Total investment securities available-for-sale	14,587	—	14,337	250

Derivative instruments	$376	$—	$376	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2018 and September 30, 2017:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans(1)	$9,870	$—	$—	$9,870
Total	$9,870	$—	$—	$9,870

	March 31, 2018
	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Impaired loans(1)	$9,870	Appraisal of collateral(2)	Collateral discounts(3)	9.5%-21.4%%/(12.2%)
Total	$9,870

(1) At March 31, 2018, consisted of nine loans with an aggregate balance of $10.2 million and with $0.4 million in specific loan loss allowance.
(2) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3) Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.
	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans(1)	$137	$—	$—	$137
Total	$137	$—	$—	$137

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017
	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$137	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$137

(1) At September 30, 2017, consisted of five loans with an aggregate balance of $0.4 million and with $0.2 million in specific loan loss allowance.
(2) Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3) Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At March 31, 2018 and September 30, 2017, the Company did not have any additions to our mortgage servicing assets. At March 31, 2018 and September 30, 2017, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and September 30, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2018 and September 30, 2017 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The fair value of the Level 1 securities was $30.0 million as of March 31, 2018. The Company had no Level 1 securities as of September 30, 2017. The fair value of the Level 3 security was $0.3 million both as of March 31, 2018 and as of September 30, 2017.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2018 and September 30, 2017 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31,2018:
Financial assets:
Cash and cash equivalents	$121,710	$121,710	$121,710	$—	$—
Investment securities available-for-sale	44,341	44,341	29,942	14,149	250
Investment securities held-to-maturity	33,052	32,094	—	32,094	—
Loans receivable, net (including impaired loans)	837,314	830,576	—	—	830,576
Accrued interest receivable	3,583	3,583	—	3,583	—
Restricted stock	8,583	8,583	—	8,583	—
Mortgage servicing rights (included in Other Assets)	244	285	—	285	—
Derivatives (included in Other Assets)	975	975	—	975	—
Financial liabilities:
Savings accounts	44,716	44,716	—	44,716	—
Checking and NOW accounts	229,046	229,046	—	229,046	—
Money market accounts	293,813	293,813	—	293,813	—
Certificates of deposit	257,994	259,949	—	259,949	—
Borrowings(excluding sub debt)	120,500	120,362	—	120,362	—
Subordinated debt	24,382	24,382	—	24,382	—
Derivatives (included in Other Liabilities)	103	103	—	103	—
Accrued interest payable	713	713	—	713	—

September 30, 2017:
Financial assets:
Cash and cash equivalents	$117,136	$117,136	$117,136	$—	$—
Investment securities available-for-sale	14,587	14,587	—	14,337	250
Investment securities held-to-maturity	34,915	34,566	—	34,566	—
Loans receivable, net (including impaired loans)	834,331	839,242	—	—	839,242
Accrued interest receivable	3,139	3,139	—	3,139	—
Restricted stock	5,559	5,559	—	5,559	—
Mortgage servicing rights (included in Other)	268	271	—	271	—
Derivatives	376	376	—	376	—
Financial liabilities:
Savings accounts	44,526	44,526	—	44,526	—
Checking and NOW accounts	197,700	197,700	—	197,700	—
Money market accounts	276,404	276,404	—	276,404	—
Certificates of deposit	271,766	273,723	—	273,723	—
Borrowings(excluding sub debt)	123,000	123,658	—	123,658	—
Subordinated debt	24,303	24,303	—	24,303	—
Accrued interest payable	694	694	—	694	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

In the first quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our calendar year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24.5%. However, we are still analyzing certain aspects of the Tax Cuts and Jobs Act of 2017 and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded in the first quarter of fiscal 2018 related to the re-measurement of our deferred tax asset was $2.3 million, and no further adjustments were made during the three months ended March 31, 2018.

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	March 31,	September 30,
	2018	2017
	(Dollars in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(495)	$(282)
Tax effect	121	96
Net of tax amount	(374)	(186)
Fair value adjustments on derivatives	872	376
Tax effect	(213)	(128)
Net of tax amount	659	248

Total accumulated other comprehensive income	$285	$62

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2018	2017	2018	2017
Net unrealized holding gains (losses) on available-for-sale securities	$(136)	$352	$(219)	$(745)

Net realized gains on securities available-for-sale	—	(58)	—	(58)

Amortization (accretion) of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	4	2	6	6

Fair value adjustments on derivatives	253	74	495	1,019

Other comprehensive income before taxes	121	370	282	222
Tax effect	(84)	(127)	(83)	(76)
Total comprehensive income	$37	$243	$199	$146

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of March 31, 2018, there were 365,357 remaining shares available for future grants.

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

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant. The Company did not grant any stock options to purchase common stock and restricted shares during the three months ended March 31, 2018.

The Company did not grant any stock options to purchase common stock during the three months ended March 31, 2018. During the six months ended March 31, 2018, stock options covering a total of 4,664 shares of common stock were granted. During the three and six months ended March 31, 2017, stock options covering a total of 7,000 shares of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was $5,000 and $9,000 for the three and six months ended March 31, 2018, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not award any restricted shares during the three months ended March 31, 2018. During the six months ended March 31, 2018, a total of 4,768 restricted shares were awarded. During the three and six months ended March 31, 2017, a total of 12,522 restricted shares were awarded. The compensation expense related to restricted stock awards for three and six months ended March 31, 2018 was $18,000 and $29,000.

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

The following is a summary of stock option activity for the six months ended March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of fiscal year	11,000	$19.19		$83,170
Granted	4,664	26.20		—
Exercised	—	—		—
Forfeited/cancelled/expired	—	—		—
Outstanding, at March 31, 2018	15,664	$21.28	8.963	$74,920
Exercisable at March 31, 2018	3,000	$18.34	8.463	$22,968
Nonvested at March 31, 2018	12,664	$21.97	8.963	$51,952

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended at March 31, 2018:

	Shares	Weighted Average Fair Value
Nonvested at September 30, 2017	10,711	$20.36
Granted	4,768	26.20
Vested	(2,211)	20.27
Forfeited/cancelled/expired	—	—
Nonvested at March 31, 2018	13,268	$22.47

As of March 31, 2018, there was $287,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 4.19 years. As of March 31, 2018, there was $86,000 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 4.15 years.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2018 and September 30, 2017. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Malvern Bancorp, Inc., a Pennsylvania corporation, and the term the “Bank” refers to Malvern Bank, National Association, a national bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis, including the efficiency ratio. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a blended statutory rate of 24.5% for the current period and 34% for each of the prior periods presented. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be represented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Earnings-Net Interest Income and Margin.”

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, other real estate owned, fair value measurements, deferred tax assets, the other-than-temporary impairment evaluation of securities and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in our 2017 Annual Report on Form 10-K. There have been no significant changes to our Critical Accounting Policies as described in our 2017 Annual Report on Form 10-K.

Earnings

Net income available to common shareholders for the three months ended March 31, 2018 amounted to $2.0 million, or $0.31 per fully diluted common share, an increase of $0.8 million, or 72.5 percent, as compared with net income of $1.2 million, or $0.18 per common share, for the quarter ended March 31, 2017. The annualized return on average assets was 0.77 percent for the three months ended March 31, 2018, compared to annualized return on average assets of 0.51 percent for three months ended March 31, 2017. The annualized return on average shareholders’ equity was 7.71 percent for the three-month period ended March 31, 2018, compared to 4.77 percent in annualized return on average shareholders’ equity for the three months ended March 31, 2017.

Net income available to common shareholders for the six months ended March 31, 2018 amounted to $2.4 million, or $0.38 per fully diluted common share, an increase of $0.3 million, or 13.0 percent, as compared with net income of $2.1 million, or $0.33 per common share, for the six months ended March 31, 2017. The annualized return on average assets was 0.46 percent for the six months ended March 31, 2018, compared to annualized return on average assets of 0.49 percent for the six months ended March 31, 2017. The annualized return on average shareholders’ equity was 4.65 percent for the six-month period ended March 31, 2018, compared to 4.40 percent in annualized return on average shareholders’ equity for the six months ended March 31, 2017.

Net Interest Income and Margin on a Fully Tax-Equivalent Basis, Non-GAAP Financial Measure

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

The following table shows the Company’s calculation of this non-GAAP financial measure.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2018	2017	2018	2017

Net interest income	$6,568	$5,991	$12,950	$11,230
Tax-equivalent adjustment, investment income (1)	19	50	29	101
Tax-equivalent adjustment, loan interest (1)	10	2	11	4
Net interest income on a fully tax-equivalent basis	6,597	6,043	12,990	11,335

(1)	Computed using a federal income tax rate of 24.5 percent for the three and six months ended March 31, 2018 and 34 percent for the three and six months ended March 31, 2017.

The following table presents the components of net interest income on a fully tax-equivalent basis, a non-GAAP measure, for the periods indicated, together with a reconciliation of net interest income as reported under GAAP.

Net Interest Income (tax-equivalent basis)

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2018	2017	Increase (Decrease)	Percent Change	2018	2017	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$8,750	$7,369	$1,381	18.74%	$17,452	$13,684	$3,768	27.54%
Investment securities	386	679	(293)	(43.15)	691	1,365	(674)	(49.38)
Dividends, restricted stock	134	64	70	110.94	203	128	75	58.59
Interest-bearing cash accounts	463	115	348	302.61	909	208	701	337.02
Total interest income	9,733	8,227	1,506	18.32	19,255	15,385	3,870	25.15
Interest expense:
Deposits	2,182	1,424	758	53.23	4,337	2,748	1,589	57.82
Short-term borrowings	22	11	11	100.00	41	11	30	272.72
Long-term borrowings	546	528	18	3.40	1,109	1,070	39	3.64
Subordinated debt	386	221	165	74.66	778	221	557	252.04
Total interest expense	3,136	2,184	952	43.59	6,265	4,050	2,215	54.69
Net interest income on a fully tax-equivalent basis	6,597	6,043	554	9.17	12,990	11,335	1,655	14.60
Tax-equivalent adjustment (1)	(29)	(52)	23	44.23	(40)	(105)	65	61.90
Net interest income, as reported under GAAP	$6,568	$5,991	$577	9.63%	$12,950	$11,230	$1,720	15.32%

(1) Computed using a federal income tax rate of 24.5 percent for the three and six months ended March 31, 2018 and 34 percent for the three and six months ended March 31, 2017.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $0.6 million, or 9.17 percent, to $6.6 million for the three months ended March 31, 2018 as compared to the same period in fiscal 2017. For the three months ended March 31, 2018, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis, a non-GAAP measure, decreased 17 basis points to 2.58 percent from 2.75 percent during the three months ended March 31, 2017. For the three months ended March 31, 2018, an increase in the average yield on interest-earning assets of 6 basis points together with an increase of 26 basis points in the average cost of interest-bearing liabilities resulted in a decrease in the Company’s net interest spread of 20 basis points for the period.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $1.7 million, or 14.6 percent, to $13.0 million for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. For the six months ended March 31, 2018, the net interest margin on a fully tax-equivalent basis decreased 18 basis points to 2.52 percent from 2.70 percent during the six months ended March 31, 2017. For the six months ended March 31, 2018, an increase in the average yield on interest-earning assets of 8 basis points and an increase in the average cost of interest-bearing liabilities of 28 basis points, resulted in a decrease in the Company’s net interest spread of 20 basis points for the period.

For the three-month period ended March 31, 2018, total interest income on a tax-equivalent basis, a non-GAAP measure, increased by $1.5 million, or 18.32 percent, to $9.7 million, compared to the same three-month period in fiscal 2017. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio. The average balance of the loan portfolio increased by $110.1 million, to $827.5 million, from an average of $717.4 million in the three months ended March 31, 2017, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 80.8 percent of average interest-earning assets during the second quarter of fiscal 2018 compared to 81.5 percent in the same quarter in fiscal 2017. The average balance of investment securities decreased during the quarter ended March 31, 2018 by $24.1 million, to $78.0 million, compared to the second quarter of fiscal 2017.

For the six-month period ended March 31, 2018, interest income on a tax-equivalent basis, a non-GAAP measure, increased by $3.9 million, or 25.1 percent, to $19.3 million, compared to the six months ended March 31, 2017. This increase in interest income was due primarily to a volume increase in loans. The average balance of the loan portfolio increased by $160.9 million, to $825.2 million during the first six months of fiscal 2018, from an average of $664.3 million in the six months ended March 31, 2017, reflecting net increases in construction loans and commercial loans in the loan portfolio. Average loans represented approximately 80.1 percent of average interest-earning assets during the six months ended March 31, 2018 compared to 79.0 percent in the six months ended March 31, 2017. The average balance of investment securities decreased during the six months ended March 31, 2018 by $34.8 million, to $68.6 million, compared to the six months ended March 31, 2017.

For the three months ended March 31, 2018, interest expense increased $1.0 million, or 43.6 percent, to $3.1 million, compared to the same three-month period in fiscal 2017. The average rate of total interest-bearing liabilities increased 26 basis points to 1.39 percent for the three months ended March 31, 2018, from 1.13 percent for the three months ended March 31, 2017. At the same time, the average balance of total interest-bearing liabilities increased by $129.8 million. This increase primarily reflects an increase in the average balance of deposits of $120.6 million, an increase in the average balance of subordinated debt of $9.6 million offset by a decrease in the average balance of other short-term borrowings of $0.4 million.  The increase in the average balance of deposits consisted primarily of a $48.8 million increase in the average balance of money market accounts, a $0.7 million increase in the average balance of savings deposit accounts and a $76.7 million increase in the average balance of other interest-bearing deposit accounts offset by a $5.6 million decrease in the average balance of certificates of deposit accounts. For the three months ended March 31, 2018, the Company’s net interest spread on a tax-equivalent basis, a non-GAAP measure, decreased to 2.41 percent, from 2.61 percent for the three months ended March 31, 2017.

For the six months ended March 31, 2018, interest expense increased $2.2, or 54.7 percent, to $6.3 million, compared to the same six-month period in fiscal 2017. The average rate of total interest-bearing liabilities increased 28 basis points to 1.38 percent for the six months ended March 31, 2018, from 1.10 percent for the six months ended March 31, 2017. At the same time, the average balance of total interest-bearing liabilities increased by $172.2 million. This increase primarily reflects an increase in the average balance of deposits of $152.8 million, an increase in the average balance of other short-term borrowings of $2.3 million and an increase in the average balance of subordinated debt of $17.1 million.  The increase in the average balance of deposits consisted primarily of a $78.6 million increase in the average balance of money market accounts, a $5.5 million increase in the average balance of certificates of deposit accounts and a $68.8 million increase in the average balance of other interest-bearing deposit accounts. For the six months ended March 31, 2018, the Company’s net interest spread on a tax-equivalent basis decreased to 2.36 percent, from 2.56 percent for the three months ended March 31, 2017.

The following table quantifies the impact on net interest income on a tax-equivalent basis, a non-GAAP measure, resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31, 2018 and 2017 Increase (Decrease) Due to Change in:			Six Months Ended March 31, 2018 and 2017 Increase (Decrease) Due to Change in:
(tax-equivalent basis, dollars in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$1,131	$250	$1,381	$3,314	$454	$3,768
Investment securities	(160)	(133)	(293)	(460)	(214)	(674)
Interest-bearing cash accounts	117	231	348	193	508	701
Dividends, restricted stock	20	51	71	24	51	75
Total interest-earning assets	1,108	399	1,507	3,071	799	3,870
Interest-bearing liabilities:
Money market deposits	93	308	401	287	620	907
Savings deposits	—	1	1	—	1	1
Certificates of deposit	(20)	121	101	39	169	208
Other interest-bearing deposits	42	213	255	72	401	473
Total interest-bearing deposits	115	643	758	398	1,191	1,589
Borrowings	51	143	194	198	428	626
Total interest-bearing liabilities	166	786	952	596	1,619	2,215
Change in net interest income	$942	$(387)	$555	$2,475	$(820)	$1,655

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin (net interest income as a percentage of average interest-earning assets). Tax-exempt income and yields have been adjusted to a tax-equivalent basis, a non-GAAP measure. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended March 31,
	2018			2017
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$827,483	$8,750	4.23%	$717,376	$7,369	4.11%
Investment securities	77,961	386	1.98	102,090	679	2.66
Interest-bearing cash accounts	111,793	463	1.66	55,643	115	0.83
Dividends, restricted stock	7,072	134	7.58	5,406	64	4.74
Total interest-earning assets	1,024,309	9,733	3.80	880,515	8,227	3.74
Non interest-earning assets:
Cash and due from banks	1,392			1,298
Bank-owned life insurance	19,115			18,624
Other assets	17,754			20,833
Allowance for loan losses	(8,426)			(6,489)
Total non interest-earning assets	29,835			34,266
Total assets	$1,054,144			$914,781
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$278,167	839	1.21%	$229,328	$438	0.76%
Savings deposits	43,524	9	0.08	42,861	8	0.07
Certificates of deposit	256,019	1,025	1.60	261,582	924	1.41
Other interest-bearing deposits	177,110	309	0.70	100,443	54	0.22
Total interest-bearing deposits	754,820	2,182	1.16	634,214	1,424	0.90
Borrowings	118,000	546	1.85	118,000	528	1.79
Short-term borrowings	4,945	22	1.78	5,389	11	0.82
Subordinated debt	24,360	386	6.34	14,722	221	6.00
Total interest-bearing liabilities	902,125	3,136	1.39	772,325	2,184	1.13
Non interest-bearing liabilities:
Demand deposits	40,034			38,565
Other liabilities	7,283			5,778
Total non interest-bearing liabilities	47,317			44,343
Shareholders’ equity	104,702			98,113
Total liabilities and shareholders’ equity	$1,054,144			$914,781
Net interest income (tax equivalent basis)		6,597			6,043
Net interest spread			2.41%			2.61%
Net interest margin (tax equivalent basis)			2.58%			2.75%
Tax equivalent effect			0.01%			0.03%
Net interest margin on a GAAP basis			2.57%			2.72%
Tax-equivalent adjustment (2)		(29)			(52)
Net interest income		$6,568			$5,991

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 24.5 percent and 34 percent, respectively, for the periods ended March 31, 2018 and March 21, 2017.

	Six Months Ended March 31,
	2018			2017
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$825,187	$17,452	4.23%	$664,305	$13,684	4.12%
Investment securities	68,605	691	2.01	103,416	1,365	2.64
Interest-bearing cash accounts	129,889	909	1.40	67,483	208	0.62
Dividends, restricted stock	6,420	203	6.32	5,413	128	4.73
Total interest-earning assets	1,030,101	19,255	3.74	840,617	15,385	3.66
Non interest-earning assets:
Cash and due from banks	1,463			1,316
Bank-owned life insurance	19,054			18,553
Other assets	18,948			20,256
Allowance for loan losses	(8,422)			(6,065)
Total non interest-earning assets	31,043			34,060
Total assets	$1,061,144			$874,677
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$283,564	$1,660	1.17%	$204,948	$753	0.73%
Savings deposits	43,594	19	0.09	43,662	18	0.08
Certificates of deposit	265,505	2,079	1.57	260,026	1,871	1.44
Other interest-bearing deposits	167,861	579	0.69	99,102	106	0.21
Total interest-bearing deposits	760,524	4,337	1.14	607,738	2,748	0.90
Borrowings	118,000	1,109	1.88	118,000	1,070	1.81
Short-term borrowings	4,973	41	1.65	2,665	11	0.83
Subordinated debt	24,341	778	6.39	7,280	221	6.07
Total interest-bearing liabilities	907,838	6,265	1.38	735,683	4,050	1.10
Non interest-bearing liabilities:
Demand deposits	41,412			35,919
Other liabilities	7,689			5,754
Total non interest-bearing liabilities	49,101			41,673
Shareholders’ equity	104,205			97,321
Total liabilities and shareholders’ equity	$1,061,144			$874,677
Net interest income (tax equivalent basis)		12,990			11,335
Net interest spread			2.36%			2.56%
Net interest margin (tax equivalent basis)			2.52%			2.70%
Tax equivalent effect			0.01%			0.03%
Net interest margin on a GAAP basis			2.51%			2.67%
Tax-equivalent adjustment (2)		(40)			(105)
Net interest income		$12,950			$11,230

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 24.5 percent and 34 percent, respectively, for the periods ended March 31, 2018 and March 31, 2017.

Investment Portfolio

  During the three-month period ended March 31, 2018, the average volume of investment securities decreased by $24.1 million to approximately $78.0 million or 7.6 percent of average earning assets, from $102.1 million on average, or 11.6 percent of average earning assets, for the comparable period in fiscal 2017.

During the three-month period ended March 31, 2018, the volume-related factors decreased investment revenue by approximately $0.2 million, while rate-related factors decreased investment revenue by approximately $0.1 million from the same period in fiscal 2017. The tax-equivalent yield, a non-GAAP measure, on investments decreased by 68 basis points to 1.98 percent for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017 at 2.66 percent. The decrease in the yield on the portfolio in the three-month period ended March 31, 2018 compared to the same period in fiscal 2017 is due primarily to lower average volume of investment securities.

During the six-month period ended March 31, 2018, the average volume of investment securities decreased by $34.8 million to approximately $68.6 million or 6.7 percent of average earning assets, from $103.4 million on average, or 12.3 percent of average earning assets, for the comparable period in fiscal 2017.

During the six-month period ended March 31, 2018, the volume-related factors decreased investment revenue by approximately $0.5 million, while rate-related factors decreased investment revenue by approximately $0.2 million from the same period in fiscal 2017. The tax-equivalent yield, a non-GAAP measure, on investments decreased by 63 basis points to 2.01 percent for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017 at 2.64 percent. The decrease in the yield on the portfolio in the six-month period ended March 31, 2018 compared to the same period in fiscal 2017 is due primarily to lower average volume of investment securities.

At March 31, 2018, the total investment portfolio amounted to $77.4 million, an increase of $27.9 million, or 56.3 percent, from September 30, 2017. The increase in the investment portfolio was primarily due to the purchase of U.S. treasury notes during the first quarter of fiscal 2018. At March 31, 2018, the principal components of the investment portfolio were government treasury notes, government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, and equity securities.

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

At March 31, 2018, total gross loans amounted to $845.2 million, an increase of $3.1 million, or 0.36 percent, as compared to September 30, 2017. For the six-month period ended March 31, 2018, there was an increase of $12.0 million in commercial loans, an increase of $2.9 million in construction and development loans, an $8.2 million decrease in residential mortgage loans and a $3.7 million decrease in total consumer loans. Total gross loans recorded in the six months ended March 31, 2018 included new loan volume of $111.3 million, which was offset by loan payoffs of $59.8 million, and prepayments and maturities totaling $35.0 million. Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

At March 31, 2018, the Company had $122.7 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. The Company’s current “Approved, Accepted but Unfunded” pipeline, includes approximately $54.0 million in commercial and construction loans and $15.7 million in residential mortgage loans expected to fund over the next 90 days.

The average balance of our total loans increased $110.1 million, or 15.4 percent, for the three months ended March 31, 2018 as compared to the same period in fiscal 2017, while the average yield on loans increased 12 basis points for the three months ended March 31, 2018 compared with the same period in fiscal 2017. During the second quarter of fiscal 2018 compared to the same period fiscal 2017, the volume-related factors during the period contributed to an increase of interest income on loans of $1.1 million, while the rate-related changes increased interest income by $0.3 million. Total average loan volume increased $160.9 million or 24.2 percent for the six months ended March 31, 2018, while the portfolio yield increased by 11 basis points compared to the same period in fiscal 2017. The volume-related factors during the period contributed increased revenue of $3.3 million, while the average rate- related changes increased revenue by $0.5 million. The increase in average total loan volume was due primarily to the volume of new loan originations.

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

At March 31, 2018, the allowance for loan losses amounted to approximately $8.5 million, or 1.00 percent of total loans, compared to $8.4 million, or 1.00 percent of total loans, at September 30, 2017. We recorded $0.2 million in provision for loan losses during the quarter ended March 31, 2018 compared to $1.0 million for the quarter ended March 31, 2017. For the six months ended March 31, 2018 we recorded $0.2 million in provision for loan losses compared to $1.7 million for the six months ended March 31, 2017. Provision expense was lower during fiscal 2018 due to a decrease in loan footings from extraordinary payoffs and paydowns during the first fiscal quarter of 2018. The net charge-offs were $0.2 million for each of the three and six months ended March 31, 2018 compared to less than $0.1 million and $0.1 million in recoveries for the three and six months ended March 31, 2017.

The level of the allowance for the respective periods of fiscal 2018 and fiscal 2017 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2018 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Average loans outstanding	825,187	664,305
Total gross loans at end of period	845,200	759,206

Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$8,405	$5,434

Charge-offs:
Residential mortgage	6	—
Commercial:
Commercial real estate	221	—
Consumer:
Second mortgages	54	121
Other	2	5
Total charge-offs	283	126
Recoveries:
Residential mortgage	58	—
Construction and Development:
Residential and commercial	—	90
Commercial:
Commercial real estate	10	30
Other	2	6
Consumer:
Home equity lines of credit	1	2
Second mortgages	28	82
Other	4	6
Total recoveries	103	216
Net (recoveries) charge-offs	180	(90)
Provisions for loan loss	240	1,657
Balance at end of period	$8,465	$7,181
Ratios:
Ratio of allowance for loan losses to non-performing loans	325.08%	425.41%
Ratio of net charge-offs to average loans outstanding in portfolio(1)	0.04%	(0.03)%
Ratio of net charge-offs to total allowance for loan losses(1)	4.25%	(2.51)%

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

	March 31, 2018	September 30, 2017
	(Dollars in thousands)
Non-accrual loans	$2,129	$1,038
Accruing loans past due 90 days or more	475	173
Total non-performing loans	2,604	1,211
Other real estate owned	—	—
Total non-performing assets	$2,604	$1,211

Troubled debt restructured loans — performing	$18,666	$2,238

Non-accrual loans were $2.1 million at March 31, 2018, as compared to $1.0 million at September 30, 2017 and $1.6 million at March 31, 2017. Other real estate owned (“OREO”) was zero at March 31, 2018, September 30, 2017, and March 31, 2017, respectively. Total performing troubled debt restructured loans were $18.7 million at March 31, 2018, $2.2 million at September 30, 2017 and $1.6 million at March 31, 2017, respectively. The increase in performing troubled debt restructured loans at March 31, 2018 compared to September 30, 2017 was primarily due to two commercial loans with an aggregate outstanding balance of approximately $16.4 million.

At March 31, 2018, non-performing assets totaled $2.6 million, or 0.24 percent of total assets, as compared with $1.2 million, or 0.12 percent, at September 30, 2017 and $1.7 million, or 0.18 percent, at March 31, 2017. Non-performing assets increased by $1.4 million at March 31, 2018 from September 30, 2017. The increase in non-performing assets at March 31, 2018 compared to September 30, 2017, was primarily attributable to the addition of four single residential loans with an aggregate outstanding balance of $0.4 million, two commercial loans with an outstanding balance of $0.6 million and eight consumer loans with an aggregate outstanding balance of $0.2 million moving into non-accrual status.

Overall credit quality in the Bank’s loan portfolio at March 31, 2018 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At March 31, 2018, special mention loans were $2.7 million compared to $5.0 million at September 30, 2017. The decrease of approximately $2.4 million in special mention loans was attributable to one commercial real estate loan designated as a special mention loan with an outstanding balance of $0.4 million at September 30, 2017 being classified as a pass loan during the first quarter of fiscal 2018 and one commercial real estate loan with an outstanding balance of $0.8 million at September 30, 2017 being classified as a substandard loan from classification as a special mention loan during the first quarter of fiscal 2018. In addition, two commercial real estate loans with an aggregate outstanding balance of $1.0 million and one residential real estate loan with an outstanding balance of $0.1 million were paid off during the second quarter of fiscal 2018.

Substandard loans were $27.4 million and $11.4 million at March 31, 2018 and September 30, 2017, respectively. The increase of approximately $16.0 million from September 30, 2017 to March 31, 2018, was attributable to the addition of two commercial real estate loans with an aggregate outstanding balance of $16.4 million classified as substandard. Our loans which have been identified as specially mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At March 31, 2018, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

 The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2018	2017	Increase (Decrease)	Percent Change	2018	2017	Increase (Decrease)	Percent Change
Service charges and other fees	$237	$274	$(37)	(13.50)%	$508	$497	$11	2.21%
Rental income-other	67	55	12	21.82	133	110	23	20.90
Gain on sale of investments, net	—	58	(58)	(100.00)	—	58	(58)	(100.00)
Gain on sale of real estate, net	—	—	—	—	1,186	—	1,186	100.00
Gain on sale of loans, net	26	30	(4)	(13.33)	93	75	18	24.00
Earnings on bank-owned life insurance	119	125	(6)	(4.80)	240	255	(15)	(5.88)
Total other income	$449	$542	$(93)	(17.16)%	$2,160	$995	$1,165	(117.09)%

For the three months ended March 31, 2018, total other income amounted to $0.4 million, compared to total other income of $0.5 million for the three months ended March 31, 2017. The decrease of $0.1 million was primarily due to a decrease of $37,000 in service charges and other fees, a $58,000 decrease in net gains on sales of investment securities, a $4,000 decrease in net gains on sale of loans, and a $6,000 decrease in earnings on bank-owned insurance offset by an $12,000 increase in rental income. The Company did not have any net investment securities gains, a non-GAAP measure, for the three months ended March 31, 2018. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $0.5 million for the three months ended March 31, 2017.

For the six months ended March 31, 2018, total other income amounted to $2.2 million, compared to total other income of $1.0 million for the six months ended March 31, 2017. The increase of $1.2 million for the six months ended March 31, 2018 was primarily due to a $1.2 million net gain on the sale of real estate, an increase of $11,000 in service charges, a $23,000 increase in rental income, and an $18,000 increase in net gains on sale of loans offset by a $58,000 decrease in net gains on sales of investment securities and a $15,000 decrease in earnings on bank-owned insurance. Excluding net securities gains and losses and net gains on sale of real estate, non-GAAP measures, the Company recorded other income of $1.0 million for the six months ended March 31, 2018 compared to $0.9 million for the comparable period in fiscal 2017, an increase of $0.1 million, or 3.9 percent.

Other Expense

 The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2018	2017	Increase (Decrease)	Percent Change	2018	2017	Increase (Decrease)	Percent Change
Salaries and employee benefits	$2,001	$1,804	$197	10.92%	$3,991	$3,516	$475	13.51%
Occupancy expense	586	514	72	14.01	1,148	1,008	140	13.89
Federal deposit insurance premium	75	91	(16)	(17.58)	151	95	56	58.95
Advertising	38	73	(35)	(47.95)	92	124	(32)	(25.81)
Data processing	267	301	(34)	(11.29)	545	603	(58)	(9.62)
Professional fees	450	399	51	12.78	1,238	800	438	54.75
Other operating expense	688	596	92	15.44	1,411	1,202	209	17.39
Total other expense	$4,105	$3,778	$327	8.66%	$8,576	$7,348	$1,228	16.71%

For the three months ended March 31, 2018, total other expense increased $0.3 million, or 8.7 percent, from the comparable three months ended March 31, 2017. For the six months ended March 31, 2018, total other expense increased $1.2 million, or 16.7 percent, from the comparable six months ended March 31, 2017.

Salaries and employee benefits expense for the three months ended March 31, 2018 increased $0.2 million, or 10.9 percent, compared to the three months ended March 31, 2017 due to added staff to support overall franchise growth.

For the six months ended March 31, 2018, salaries and employee benefits expense increased $0.5 million, or 13.5 percent, compared to the six months ended March 31, 2017. The increase in salaries and employee benefits primarily reflects higher compensation and related costs due to added staff to support overall franchise growth. Full-time equivalent staffing levels were 86 at March 31, 2018 and 81 at March 31, 2017. Professional fee expense for the six months ended March 31, 2018 increased $0.4 million, or 54.8 percent, compared to the six months ended March 31, 2017 primarily due to an increase of $0.3 million related to increased legal and accounting fees. Other operating expense for the six months ended March 31, 2018 increased $0.2 million, or 17.4 percent, compared to the six months ended March 31, 2017 primarily due to amortization of subordinated debt costs of $0.1 million.

The Company’s efficiency ratio, calculated on a GAAP basis without excluding net investment securities gains and without deducting non-core items from other expense, follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Efficiency ratio on a GAAP Basis	58.5%	57.8%	56.8%	60.1%

The “efficiency ratio” is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis, a non-GAAP financial measure, plus other income, excluding net securities gains, calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Other expense	$4,105	$3,778	$8,576	$7,348
Less: Non-core items(1)	43	29	115	58
Other expense, excluding non-core items	$4,062	$3,749	$8,461	$7,290

Net interest income (tax equivalent basis)	$6,597	$6,043	$12,990	$11,335
Other income, excluding net investment securities gains and gain on sale of real estate	449	484	974	937
Total	$7,046	$6,527	$13,964	$12,272

Efficiency ratio	57.7%	57.4%	60.6%	59.4%

(1)	Included in non-core items are costs which include expenses related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, severance costs, and external payroll development costs related to such restructuring initiatives. The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluated comparative results.

 The Company’s efficiency ratio, a non-GAAP financial measure, was 57.7 percent for the second quarter of fiscal 2018 on an annualized basis, compared to 57.4 percent in the second quarter of fiscal 2017. The Company’s efficiency ratio, a non-GAAP financial measure, was 60.6 percent for the six months ended March 31, 2018 on an annualized basis, compared to 59.4 percent in the six months ended March 31, 2017. The increase in the efficiency ratio reflects an increase in other expense, excluding non-core items, as well as an increase in total income.

 Provision for Income Taxes

 The Company recorded a provision for income taxes of $0.7 million and $3.9 million for the three and six months ended March 31, 2018, reflecting an effective tax rate of 24.5% and 61.5%, respectively. The Company recorded a provision for income taxes of $0.6 million and $1.1 million for the three and six months ended March 31, 2017, reflecting an effective tax rate of 33.4%, respectively. The changes in the income tax provision and effective tax rate were primarily due to the enactment of the Tax Cuts and Jobs Act of 2017 that required the Company to revalue its net deferred tax asset.

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

 At March 31, 2018, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.58:1.00 at the cumulative one-year position. Based on management’s perception of interest rising through 2018, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

 At March 31, 2018, the Company had $121.7 million in cash and cash equivalents compared to $117.1 million at September 30, 2017. In addition, our available for sale investment securities amounted to $44.3 million at March 31, 2018 and $14.6 million at September 30, 2017.

Deposits

Total deposits increased to $825.6 million at March 31, 2018 from $790.4 million at September 30, 2017. Deposit growth during the period is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $748.3 million at September 30, 2017 to $787.1 million at March 31, 2018. Interest-bearing demand, savings and time deposits under $100,000 increased $50.6 million to a total of $608.3 million at March 31, 2018 as compared to $557.7 million at September 30, 2017. Time deposits $100,000 and over decreased $11.7 million as compared to September 30, 2017. Time deposits $100,000 and over represented 21.7 percent of total deposits at March 31, 2018 compared to 24.1 percent at September 30, 2017. We had brokered deposits totaling $113.8 million at March 31, 2018 compared to $103.7 million at September 30, 2017.

Core Deposits

 The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $567.6 million at March 31, 2018 increased by $48.9 million, or 9.4 percent, from September 30, 2017. Total demand deposits, savings and money market accounts were 68.8 percent of total deposits at March 31, 2018 and 65.6 percent at September 30, 2017. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $28.8 million, or 8.5 percent, from $337.7 million at September 30, 2017 to $366.5 million at March 31, 2018 and represented 44.4 percent of total deposits at March 31, 2018 as compared with 42.7 percent at September 30, 2017.

 The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the first six-month period of fiscal 2018.

The following table depicts the Company’s core deposit mix at March 31, 2018 and September 30, 2017 based on the Company’s alternative calculation:

	March 31, 2018		September 30, 2017		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(Dollars in thousands)
Non interest-bearing demand	$38,444	10.5%	$42,121	12.5%	$(3,677)
Interest-bearing demand	190,602	52.0	155,579	46.1	35,023
Savings	44,716	12.2	44,526	13.2	190
Money market deposits under $100,000	13,597	3.7	14,299	4.2	(702)
Certificates of deposits under $100,000	79,139	21.6	81,166	24.0	(2,027)
Total core deposits	$366,498	100.0%	$337,691	100.0%	$28,807

Total deposits	$825,569		$790,396		$35,173
Core deposits to total deposits		44.4%		42.7%

Borrowings

 Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of both March 31, 2018 and September 30, 2017, the Company’s outstanding balance of FHLB advances, totaled $118.0 million. Of the $118.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At March 31, 2018, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days.

During fiscal 2017 the Company had purchased securities sold under agreements to repurchase as a short-term funding source. At March 31, 2018 and September 30, 2017, the Company had $2.5 million and $5.0 million, respectively, in securities sold under agreements to repurchase at a rate of 2.00%.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of March 31, 2018.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations(1)	$35,206	$85,243	$—	$—	$120,449
Certificates of deposit(1)	146,163	85,451	10,946	19,741	262,301
Operating lease obligations	479	947	970	1,456	3,852
Total contractual obligations	$181,848	$171,641	$11,916	$21,197	$386,602

(1) Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the six months ended March 31, 2018, cash and cash equivalents increased by $4.6 million over the balance at September 30, 2017. Net cash of $4.4 million was provided by operating activities. Net cash used by investing activities amounted to approximately $33.4 million and net cash of $33.6 million was provided by financing activities.

Shareholders’ Equity

 Total shareholders’ equity amounted to $105.4 million, or 9.7 percent of total assets, at March 31, 2018, compared to $102.5 million or 9.8 percent of total assets at September 30, 2017. Book value per common share was $16.03 at March 31, 2018, compared to $15.60 at September 30, 2017.

	March 31,	September 30,
	2018	2017
	(in thousands, except for share data)
Shareholders’ equity	$105,362	$102,520

Book value per common share	$16.03	$15.60

Capital

At March 31, 2018, the Bank’s common equity tier 1 ratio was 15.20 percent, tier 1 leverage ratio was 11.96 percent, tier 1 risk-based capital ratio was 15.20 percent and the total risk-based capital ratio was 16.23 percent. At September 30, 2017, the Bank’s common equity tier 1 ratio was 14.75 percent, tier 1 leverage ratio was 12.02 percent, tier 1 risk-based capital ratio was 14.75 percent and the total risk-based capital ratio was 15.78 percent. At March 31, 2018, the Bank was in compliance with all applicable regulatory capital requirements.

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018.

Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Fiscal 2017 10-K”) set forth management’s conclusion that because of the material weakness and related matters described in Item 9A of the Fiscal 2017 10-K, the Company’s internal control over financial reporting was not effective as of September 30, 2017. The matters described in Item 9A of the Fiscal 2017 10-K related to the Company’s income tax balances Management implemented a more formal review and documentation process around the accounting for income tax which management believes will strengthen the Company’s overall internal control over financial reporting. During the quarter ended March 31, 2018, the Company completed the remediation efforts described in Item 9A of its Annual Report on Form 10-K.

Except as noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MALVERN BANCORP, INC.

May 10, 2018	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

May 10, 2018	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer

58