Form 10-Q
period 2018-06-30
MALVERN BANCORP, INC.
filed 2018-08-09
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

 Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	6,575,179 shares
(Title of Class)	(Outstanding as of August 9, 2018)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2018, or for any other interim period. The Malvern Bancorp, Inc. 2017 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2018	September 30, 2017
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$1,447	$1,615
Interest bearing deposits in depository institutions	45,934	115,521
Cash and Cash Equivalents	47,381	117,136
Investment securities available for sale, at fair value (amortized cost of $34.8 million and $14.9 million at June 30, 2018 and September 30, 2017, respectively)	34,348	14,587
Investment securities held to maturity, at cost (fair value of $30.0 million and $34.6 million at June 30, 2018 and September 30, 2017, respectively)	31,004	34,915
Restricted stock, at cost	8,781	5,559
Loans receivable, net of allowance for loan losses of $9.0 million and $8.4 million, respectively	893,355	834,331
Accrued interest receivable	3,571	3,139
Property and equipment, net	7,240	7,507
Deferred income taxes, net	3,920	6,671
Bank-owned life insurance	19,282	18,923
Other assets	4,693	3,244
Total Assets	$1,053,575	$1,046,012

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$48,296	$42,121
Deposits-interest-bearing	739,636	748,275
Total Deposits	787,932	790,396
FHLB advances	123,000	118,000
Other short-term borrowings	2,500	5,000
Subordinated debt	24,421	24,303
Advances from borrowers for taxes and insurance	3,148	1,553
Accrued interest payable	1,095	694
Other liabilities	3,506	3,546
Total Liabilities	945,602	943,492

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, issued and outstanding: 6,575,179 and 6,572,684 shares at June 30, 2018 and September 30, 2017, respectively	66	66
Additional paid-in-capital	60,985	60,736
Retained earnings	47,770	43,139
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,374)	(1,483)
Accumulated other comprehensive income	526	62
Total Shareholders’ Equity	107,973	102,520
Total Liabilities and Shareholders’ Equity	$1,053,575	$1,046,012

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except for per share data)	2018	2017	2018	2017

Interest and Dividend Income
Loans, including fees	$9,380	$8,246	$26,821	$21,926
Investment securities, taxable	300	422	832	1,364
Investment securities, tax-exempt	61	100	191	422
Dividends, restricted stock	130	64	333	192
Interest-bearing cash accounts	327	141	1,236	349
Total Interest and Dividend Income	10,198	8,973	29,413	24,253
Interest Expense
Deposits	2,304	1,645	6,641	4,393
Short-term borrowings	13	1	54	12
Long-term borrowings	539	545	1,648	1,615
Subordinated debt	366	383	1,144	604
Total Interest Expense	3,222	2,574	9,487	6,624
Net interest income	6,976	6,399	19,926	17,629
Provision for Loan Losses	589	645	829	2,302
Net Interest Income after Provision for Loan Losses	6,387	5,754	19,097	15,327
Other Income
Service charges and other fees	530	233	1,038	730
Rental income-other	63	51	196	161
Net gains on sales of investments	—	374	—	432
Net gains on sale of real estate	—	—	1,186	—
Net gains on sale of loans	3	31	96	106
Earnings on bank-owned life insurance	119	125	359	380
Total Other Income	715	814	2,875	1,809
Other Expense
Salaries and employee benefits	2,024	1,873	6,015	5,389
Occupancy expense	577	533	1,725	1,541
Federal deposit insurance premium	76	78	227	173
Advertising	30	67	122	191
Data processing	274	308	819	911
Professional fees	1,088	621	2,326	1,421
Other operating expenses	721	506	2,132	1,708
Total Other Expense	4,790	3,986	13,366	11,334
Income before income tax expense	2,312	2,582	8,606	5,802
Income tax expense	69	863	3,942	1,940
Net Income	$2,243	$1,719	$4,664	$3,862

Earnings Per Common Share:
Basic	$0.35	$0.27	$0.72	$0.60
Diluted	$0.35	$0.27	$0.72	$0.60
Weighted Average Common Shares Outstanding:
Basic	6,453,031	6,443,515	6,449,089	6,427,978
Diluted	6,456,048	6,445,288	6,452,068	6,428,426

Dividends Declared Per Share	$—	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net Income	$2,243	$1,719	$4,664	$3,862
Other Comprehensive Income (loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	34	446	(185)	(299)
Tax effect	(7)	(152)	21	102
Net of tax amount	27	294	(164)	(197)
Reclassification adjustment for net gains arising during the period(1)	—	(374)	—	(432)
Tax effect	—	127	—	147
Net of tax amount	—	(247)	—	(285)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	1	2	7	7
Tax effect	—	(1)	(2)	(2)
Net of tax amount	1	1	5	5
Fair value adjustments on derivatives	253	(151)	748	868
Tax effect	(49)	51	(158)	(295)
Net of tax amount	204	(100)	590	573
Total other comprehensive income (loss)	232	(52)	431	96
Total comprehensive income	$2,475	$1,667	$5,095	$3,958

(1) Amounts are included in net gains on sales of investments, net on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	(Dollars in thousands, except share data)
Balance, October 1, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157
Net Income	—	—	3,862	—	—	3,862
Other comprehensive income	—	—	—	—	96	96
Committed to be released ESOP shares (10,800 shares)	—	115	—	109	—	224
Stock based compensation	—	94	—	—	—	94
Balance, June 30, 2017	$66	$60,670	$41,184	$(1,520)	$33	$100,433

Balance, October 1, 2017	$66	$60,736	$43,139	$(1,483)	$62	$102,520
Net Income	—	—	4,664	—	—	4,664
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(33)	—	33	—
Other comprehensive income	—	—	—	—	431	431
Committed to be released ESOP shares (10,800 shares)	—	167	—	109	—	276
Stock based compensation	—	82	—	—	—	82
Balance, June 30, 2018	$66	$60,985	$47,770	$(1,374)	$526	$107,973

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$4,664	$3,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	569	544
Provision for loan losses	829	2,302
Deferred income taxes expense	2,643	866
ESOP expense	276	224
Stock based compensation	82	94
Amortization of premiums and discounts on investment securities, net	275	711
Accretion of loan origination fees and costs	(132)	(807)
Amortization of mortgage service rights	35	47
Net gain on sale of investment securities available-for-sale	—	(432)
Net gain on sale of real estate	(1,186)	—
Net gain on sale of secondary market loans	(96)	(106)
Proceeds on sale of secondary market loans	8,615	6,755
Originations of secondary market loans	(8,519)	(6,649)
Earnings on bank-owned life insurance	(359)	(380)
Increase in accrued interest receivable	(432)	(279)
Increase in accrued interest payable	401	633
(Decrease) increase in other liabilities	(40)	944
Increase in other assets	(769)	(17)
Increase in income tax receivable	—	(179)
Amortization of subordinated debt	118	—
Net Cash Provided by Operating Activities	6,974	8,133
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(30,140)	(250)
Sales	—	48,860
Maturities, calls and principal repayments	10,123	608
Investment securities held-to-maturity:
Maturities, calls and principal repayments	3,715	4,326
(Loan originations) and principal collections, net	(59,720)	(227,672)
Net increase in restricted stock	(3,222)	(34)
Proceeds from sale of property and equipment	1,315	—
Purchases of property and equipment	(431)	(1,089)
Net Cash Used in Investing Activities	(78,360)	(175,251)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(2,464)	157,633
Net increase in short-term borrowings	5,000	—
Proceeds from long-term borrowings	105,000	105,000
Repayment of long-term borrowings	(105,000)	(105,000)
Repayment of other borrowed money	(2,500)	—
Increase in advances from borrowers for taxes and insurance	1,595	1,887
Proceeds from issuance of subordinated debt	—	24,263
Net Cash Provided by Financing Activities	1,631	183,783
Net Increase (Decrease) in Cash and Cash Equivalents	(69,755)	16,665
Cash and Cash Equivalent – Beginning	117,136	96,762
Cash and Cash Equivalent – Ending	$47,381	$113,427
Supplementary Cash Flows Information
Interest paid	$9,086	$5,991
Income taxes paid	$1,871	—

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at June 30, 2018 and the results of operations for the three-and nine-month periods ended June 30, 2018 and 2017, and cash flows for the nine-month periods ended June 30, 2018 and 2017. In Management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 29, 2017. The consolidated results of operations for the three-and nine-month periods ended June 30, 2018 and the consolidated statements of cash flows for the nine-month periods ended June 30, 2018 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2018 or any other period.

There have been no significant changes to our Critical Accounting Policies as described in our 2017 Annual Report on Form 10-K.

Recently Issued Accounting Standards

Depository and Lending. In May 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-06, Codification Improvements to Topic 942, Financial Services-Depository and Lending to supersede the guidance in Subtopic 942-740, Financial Services—Depository and Lending—Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and no longer is relevant. The changes were effective when issued. The adoption of this new requirement did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Income Taxes. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 to update the income tax accounting in U.S. generally accepted

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accounting principles (“GAAP”) to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on Dec. 22, 2017, when the Tax Cuts and Jobs Act was signed into law. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Investments and Regulated Operations. In March 2018, the FASB issued ASU 2018-04, Investments — Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, to delete ASC 320-10-S99-1, which had codified SAB Topic 5.M which provided the SEC guidance determining when a decline in fair value below cost for an available-for-sale equity security is OTTI. ASU 2018-04 also removes from the ASC special requirements in SEC Regulation S-X Rule 3A-05 for public utility holding companies. The changes were effective when issued. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all such leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. For lessors, the standard modifies classification criteria and accounting for sales- type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). This Update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect to early adopt this standard. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. The Company is still evaluating the impact of this new guidance.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company expects to adopt the revenue recognition guidance on October 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Non-interest income streams of the Company that are out of scope of the new standard include BOLI, sales of investment securities, and certain items within other income. Non-interest items that fall within the scope of the new standard are items included within service charges and

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

other fees. With respect to non-interest income that falls within the scope of Topic 606, the Company is expected to complete the process of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company believes The Company will develop processes and procedures during the fiscal fourth quarter of 2018 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the October 1, 2018 implementation date.

Recently Adopted Accounting Standards

Income Statement. In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. All entities may adopt the amendments in this Update for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. We have elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in a reclassification of an insignificant amount stranded in accumulated other comprehensive income to retained earnings in the fiscal second quarter of 2018.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. The Company did not grant any stock options to purchase common stock or restricted shares during the three months ended June 30, 2018 and June 30, 2017. During the nine months ended June 30, 2018, the Company granted stock options to purchase 4,664 shares of common stock and 4,768 restricted shares. During the nine months ended June 30, 2017, the Company granted stock options to purchase 7,000 shares of common stock and 12,522 restricted shares.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except for share data)	2018	2017	2018	2017

Net Income	$2,243	$1,719	$4,664	$3,862

Weighted average shares outstanding	6,573,178	6,578,062	6,572,849	6,566,138
Average unearned ESOP shares	(120,147)	(134,547)	(123,760)	(138,160)
Basic weighted average shares outstanding	6,453,031	6,443,515	6,449,089	6,427,978

Plus: effect of dilutive options	3,017	1,773	2,979	448
Diluted weighted average common shares outstanding	6,456,048	6,445,288	6,452,068	6,428,426

Earnings per share:
Basic	$0.35	$0.27	$0.72	$0.60
Diluted	$0.35	$0.27	$0.72	$0.60

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Employee Stock Ownership Plan

The Company established an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During the three and nine months ended June 30, 2018 and 2017 there were 3,600 and 10,800 shares, respectively, committed to be released. At June 30, 2018, there were 118,365 unallocated shares and 140,853 allocated shares held by the ESOP which had an aggregate fair value of approximately $2.9 million.

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at June 30, 2018 and at September 30, 2017. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at June 30, 2018 and September 30, 2017.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$19,985	$—	$(31)	$19,954
State and municipal obligations	6,962	—	(31)	6,931
Single issuer trust preferred security	1,000	—	(75)	925
Corporate debt securities	6,611	—	(323)	6,288
Mutual fund	250	—	—	250
Total	34,808	—	(460)	34,348
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(23)	$1,976
State and municipal obligations	8,239	7	(34)	8,212
Corporate debt securities	3,741	—	(39)	3,702
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	17,025	—	(925)	16,100
Total	$31,004	$7	$(1,021)	$29,990
Total investment securities	$65,812	$7	$(1,481)	$64,338

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$6,992	$39	$(2)	$7,029
Single issuer trust preferred security	1,000	—	(66)	934
Corporate debt securities	6,627	—	(253)	6,374
Mutual fund	250	—	—	250
Total	14,869	39	(321)	14,587
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(8)	$1,991
State and municipal obligations	9,574	89	—	9,663
Corporate debt securities	3,818	26	—	3,844
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	19,524	1	(457)	19,068
Total	$34,915	$116	$(465)	$34,566
Total investment securities	$49,784	$155	$(786)	$49,153

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2018, no available-for-sale investment securities were sold. For the nine months ended June 30, 2017, proceeds of investment securities sold amounted to approximately $48.9 million and gross realized gains on investment securities sold amounted to approximately $0.4 million.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2018 and September 30, 2017:

	June 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$19,954	$(31)	$—	$—	$19,954	$(31)
State and municipal obligations	5,372	(27)	497	(4)	5,869	(31)
Single issuer trust preferred security	—	—	925	(75)	925	(75)
Corporate debt securities	—	—	6,288	(323)	6,288	(323)
Total	$25,326	$(58)	$7,710	$(402)	$33,036	$(460)
Investment Securities Held-to-Maturity:
U.S. government agencies	—	—	1,976	(23)	1,976	(23)
State and municipal obligations	5,140	(34)	—	—	5,140	(34)
Corporate securities	3,702	(39)	—	—	3,702	(39)
Mortgage-backed securities:
CMO, fixed-rate	741	(27)	15,359	(898)	16,100	(925)
Total	9,583	(100)	17,335	(921)	26,918	(1,021)
Total investment securities	$34,909	$(158)	$25,045	$(1,323)	$59,954	$(1,481)

	September 30, 2017
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(Dollars in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$—	$—	$500	$(2)	$500	$(2)
Single issuer trust preferred security	—	—	934	(66)	934	(66)
Corporate debt securities	—	—	6,375	(253)	6,375	(253)
Total	$—	$—	$7,809	$(321)	$7,809	$(321)
Investment Securities Held-to-Maturity:
U.S. government agencies	$—	$—	$1,991	$(8)	$1,991	$(8)
State and municipal obligations	—	—	—	—	—	—
Mortgage-backed securities:
CMO, fixed-rate	—	—	18,902	(457)	18,902	(457)
Total	—	—	20,893	(465)	20,893	(465)
Total investment securities	$—	$—	$28,702	$(786)	$28,702	$(786)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2018, the Company held two U.S. government treasury notes, two U.S. government agency securities, thirteen municipal bonds, four corporate securities, thirty-seven mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2018 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $31.5 million and $9.6 million at June 30, 2018 and September 30, 2017, respectively, were pledged to secure public deposits.

The following table presents information for investment securities at June 30, 2018, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2018
	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$20,486	$20,452
Due after one year through five years	7,041	6,915
Due after five years through ten years	5,826	5,601
Due after ten years	1,455	1,380
Total	$34,808	$34,348
Investment Securities Held-to-Maturity:
Due in one year or less	$1,000	$991
Due after one year through five years	999	985
Due after five years through ten years	5,612	5,562
Due after ten years	6,368	6,352
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	17,025	16,100
Total	$31,004	$29,990

Total investment securities	$65,812	$64,338

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	June 30, 2018	September 30, 2017
	(Dollars in thousands)
Residential mortgage	$192,901	$192,500
Construction and Development:
Residential and commercial	39,845	35,622
Land	15,565	18,377
Total Construction and Development	55,410	53,999
Commercial:
Commercial real estate	477,584	437,760
Farmland	12,058	1,723
Multi-family	45,204	39,768
Other	82,856	74,837
Total Commercial	617,702	554,088
Consumer:
Home equity lines of credit	14,446	16,509
Second mortgages	19,063	22,480
Other	2,311	2,570
Total Consumer	35,820	41,559
Total loans	901,833	842,146
Deferred loan fees and cost, net	546	590
Allowance for loan losses	(9,024)	(8,405)
Total loans receivable, net	$893,355	$834,331

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2018 and September 30, 2017. Activity in the allowance is presented for the three and nine months ended June 30, 2018 and 2017 and the year ended September 30, 2017, respectively.

		Three Months Ended June 30, 2018
		Construction and Development			Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$987	$397	$158	$4,046	$82	$195	$490	$87	$407	$27	$1,589	$8,465
Charge-offs	—	—	—	—	—	—	(45)	—	(5)	—	—	(50)
Recoveries	—	—	—	—	—	—	1	—	18	1	—	20
Provisions	48	25	(40)	122	(13)	89	32	(8)	53	(2)	283	589
Ending Balance	$1,035	$422	$118	$4,168	$69	$284	$478	$79	$473	$26	$1,872	$9,024

		Three Months Ended June 30, 2017
		Construction and Development			Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(in thousands)
Allowance for loan losses:
Beginning balance	$1,042	$1,343	$128	$2,479	$—	$67	$369	$107	$415	$20	$1,211	$7,181
Charge-offs	—	—	—	—	—	—	—	—	(64)	—	—	(64)
Recoveries	2	—	—	9	—	—	2	15	123	4	—	155
Provision (Credit)	(24)	(660)	18	218	10	45	35	(25)	(98)	(7)	1,133	645
Ending Balance	$1,020	$683	$146	$2,706	$10	$112	$406	$97	$376	$17	$2,344	$7,917

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

		Nine Months Ended June 30, 2018
		Construction and Development			Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Charge-offs	(6)	—	—	(221)	—	—	(45)	—	(59)	(2)	—	(333)
Recoveries	58	—	—	10	—	—	3	1	46	5	—	123
Provisions	(21)	(101)	(14)	798	60	60	(21)	(12)	84	(4)	—	829
Ending Balance	$1,035	$422	$118	$4,168	$69	$284	$478	$79	$473	$26	$1,872	$9,024
Ending balance: individually evaluated for impairment	$—	$—	$—	$570	$—	$—	$—	$—	$233	$1	$—	$804
Ending balance: collectively evaluated for impairment	$1,035	$422	$118	$3,598	$69	$284	$478	$79	$240	$25	$1,872	$8,220

Loans receivable:
Ending balance	$192,901	$39,845	$15,565	$477,584	$12,058	$45,204	$82,856	$14,446	$19,063	$2,311		$901,833
Ending balance: individually evaluated for impairment	$2,438	$—	$79	$17,504	$—	$—	$—	$34	$661	$1		$20,717
Ending balance: collectively evaluated for impairment	$190,463	$39,845	$15,486	$460,080	$12,058	$45,204	$82,856	$14,412	$18,402	$2,310		$881,116

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Nine Months Ended June 30, 2017
		Construction and Development			Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$—	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	—	(185)	(5)	—	(190)
Recoveries	2	90	—	39	—	—	8	17	205	10	—	371
Provisions	(183)	394	49	793	10	3	240	(36)	(111)	(22)	1,165	2,302
Ending Balance	$1,020	$683	$146	$2,706	$10	$112	$406	$97	$376	$17	$2,344	$7,917
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$112	$—	$70	$—	$—	$182
Ending balance: collectively evaluated for impairment	$1,020	$683	$146	$2,706	$10	$112	$294	$97	$306	$17	$2,344	$7,735

Loans receivable:
Ending balance	$190,788	$36,530	$18,325	$424,732	$1,734	$21,547	$71,248	$17,602	$23,658	$1,403		$807,567
Ending balance: individually evaluated for impairment	$2,089	$97	$—	$744	$—	$—	$246	$10	$219	$—		$3,405
Ending balance: collectively evaluated for impairment	$188,699	$36,433	$18,325	$423,988	$1,734	$21,547	$71,002	$17,592	$23,439	$1,403		$804,162

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended September 30, 2017
		Construction and Development			Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
		(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$—	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	—	(218)	(5)	—	(223)
Recoveries	2	90	—	40	—	—	9	18	232	12	—	403
Provisions	(199)	234	35	1,667	9	115	374	(44)	(79)	(14)	693	2,791
Ending Balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$109	$—	$128	$—	$—	$237
Ending balance: collectively evaluated for impairment	$1,004	$523	$132	$3,581	$9	$224	$432	$90	$274	$27	$1,872	$8,168

Loans receivable:
Ending balance	$192,500	$35,622	$18,377	$437,760	$1,723	$39,768	$74,837	$16,509	$22,480	$2,570		$842,146
Ending balance: individually evaluated for impairment	$2,262	$—	$94	$555	$—	$—	$243	$10	$356	$—		$3,520
Ending balance: collectively evaluated for impairment	$190,238	$35,622	$18,283	$437,205	$1,723	$39,768	$74,594	$16,499	$22,124	$2,570		$838,626

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2018 and September 30, 2017.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
		(Dollars in thousands)
June 30, 2018:
Residential mortgage	$121	$—	$2,317	$2,438	$2,562
Construction and Development:
Land	—	—	79	79	79
Commercial:
Commercial real estate	16,954	570	550	17,504	17,725
Consumer:
Home equity lines of credit	—	—	34	34	34
Second mortgages	233	233	428	661	723
Other	1	1	—	1	22
Total impaired loans	$17,309	$804	$3,408	$20,717	$21,145
September 30, 2017:
Residential mortgage	$—	$—	$2,262	$2,262	$2,379
Construction and Development:
Land	—	—	94	94	94
Commercial:
Commercial real estate	—	—	555	555	555
Other	243	109	—	243	243
Consumer:
Home equity lines of credit	—	—	10	10	11
Second mortgages	131	128	225	356	385
Total impaired loans	$374	$237	$3,146	$3,520	$3,667

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
(Dollars in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$2,408	$17	$2,417	$38
Construction and Development:
Land	80	2	86	4
Commercial:
Commercial real estate	17,322	113	8,512	132
Other	124	—	184	—
Consumer:
Home equity lines of credit	33	—	18	—
Second mortgages	658	2	605	6
Other	1	—	1
Total	$20,626	$134	$11,823	$180

	Three Months Ended June 30, 2017		Nine Months Ended June 30, 2017
(Dollars in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans

Residential mortgage	$2,099	$10	$2,091	$43
Construction and Development:
Residential and commercial	104	2	107	4
Commercial:
Commercial real estate	747	6	1,038	14
Other	248	2	111	2
Consumer:
Home equity lines of credit	10	—	47	—
Second mortgages	205	1	190	2
Total	$3,413	$21	$3,584	$65

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2018 and September 30, 2017.

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Residential mortgage	$189,158	$—	$3,743	$—	$192,901
Construction and Development:
Residential and commercial	39,845	—	—	—	39,845
Land	11,793	—	3,772	—	15,565
Commercial:
Commercial real estate	456,928	1,791	18,865	—	477,584
Farmland	12,058	—	—	—	12,058
Multi-family	45,204	—	—	—	45,204
Other	82,693	—	163	—	82,856
Consumer:
Home equity lines of credit	14,313	—	133	—	14,446
Second mortgages	17,862	105	1,096	—	19,063
Other	2,310	—	1	—	2,311
Total	$872,164	$1,896	$27,773	$—	$901,833

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Residential mortgage	$189,925	$114	$2,461	$—	$192,500
Construction and Development:
Residential and commercial	35,622	—	—	—	35,622
Land	13,207	—	5,170	—	18,377
Commercial:
Commercial real estate	431,336	4,456	1,968	—	437,760
Farmland	1,723	—	—	—	1,723
Multi-family	39,410	358	—	—	39,768
Other	73,935	—	902	—	74,837
Consumer:
Home equity lines of credit	16,399	—	110	—	16,509
Second mortgages	21,611	112	757	—	22,480
Other	2,563	6	1	—	2,570
Total	$825,731	$5,046	$11,369	$—	$842,146

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans that are no longer accruing interest by portfolio class.

	June 30,	September 30,
	2018	2017
	(Dollars in thousands)
Residential mortgage	$1,101	$826
Commercial:
Commercial real estate	575	—
Other	—	—
Consumer:
Home equity lines of credit	34	10
Second mortgages	312	202
Other	1	—
Total non-accrual loans	$2,023	$1,038

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was less than $0.1 million for each of the three months ended June 30, 2018 and 2017 and was less than $0.1 million for each of the nine months ended June 30, 2018 and 2017.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2018 and September 30, 2017.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(Dollars in thousands)
June 30, 2018:
Residential mortgage	$189,896	$665	$239	$2,101	$3,005	$192,901	$1,140
Construction and Development:
Residential and commercial	39,845	—	—	—	—	39,845	—
Land	15,565	—	—	—	—	15,565	—
Commercial:
Commercial real estate	477,009	—	—	575	575	477,584	—
Farmland	12,058	—	—	—	—	12,058	—
Multi-family	45,204	—	—	—	—	45,204
Other	82,856	—	—	—	—	82,856	—
Consumer:
Home equity lines of credit	14,376	—	36	34	70	14,446	—
Second mortgages	18,274	360	9	420	789	19,063	198
Other	2,285	26	—	—	26	2,311	—
Total	$897,368	$1,051	$284	$3,130	$4,465	$901,833	$1,338

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(Dollars in thousands)
September 30, 2017:
Residential mortgage	$189,272	$1,442	$1,145	$641	$3,228	$192,500	$31
Construction and Development:
Residential and commercial	35,622	—	—	—	—	35,622	—
Land	18,377	—	—	—	—	18,377	—
Commercial:
Commercial real estate	436,804	160	796	—	956	437,760	—
Farmland	1,723	—	—	—	—	1,723	—
Multi-family	39,768	—	—	—	—	39,768	—
Other	74,837	—	—	—	—	74,837	—
Consumer:
Home equity lines of credit	16,122	350	37	—	387	16,509	—
Second mortgages	21,183	844	182	271	1,297	22,480	141
Other	2,561	7	1	1	9	2,570	1
Total	$836,269	$2,803	$2,161	$913	$5,877	$842,146	$173

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

The Company had sixteen loans classified as TDRs with an aggregate outstanding balance of $18.8 million at June 30, 2018. The Company had twelve loans classified as TDRs at September 30, 2017 with an aggregate outstanding balance of $2.3 million. At June 30, 2018, these loans were also classified as impaired. Fifteen of the TDR loans continue to perform under the restructured terms through June 30, 2018 and we continued to accrue interest on such loans through such date. The increase in TDRs at June 30, 2018 compared to September 30, 2017 was primarily due to two commercial real estate loans with an aggregate outstanding balance of approximately $16.4 million. These two commercial real estate loans were granted an interest rate reduction and an interest only repayment period.

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

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $0.5 million and $0.3 million of residential real estate properties in the process of foreclosure at June 30, 2018 and September 30, 2017, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our TDR loans as of June 30, 2018 and September 30, 2017.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2018:
Residential mortgage	8	$1,687	1	$152
Construction and Development:
Land	1	79	—	—
Commercial:
Commercial real estate	4	16,929	—	—
Consumer
Second mortgages	3	150	—	—
Total	16	$18,845	1	$152
At September 30, 2017:
Residential mortgage	6	$1,464	—	$—
Construction and Development:
Land	1	94	—	—
Commercial:
Commercial real estate	2	554	—	—
Consumer
Second mortgages	3	148	1	22
Total	12	$2,260	1	$22

The following table reports the performing status all of TDR loans. The performing status is determined by the loans’ compliance with the modified terms.

	June 30, 2018		September 30, 2017
	Performing	Non-Performing	Performing	Non-Performing
	(Dollars in thousands)
Residential mortgage	$1,535	$152	$1,464	$—
Construction and Development:
Land	79	—	94	—
Commercial:
Commercial real estate	16,929	—	554	—
Consumer
Second mortgages	150	—	126	22
Total	$18,693	$152	$2,238	$22

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity in loans which were first deemed to be TDRs during the three and nine months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
	2018			2017
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$47	$47	—	$—	$—
Total	1	$47	$47	—	$—	$—

	For the Nine Months Ended June 30,
	2018			2017
	Restructured During Period
	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Loans	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	2	$250	$250	3	$889	$889
Commercial:
Commercial real estate	2	16,417	16,379	1	193	193
Consumer:
Second mortgages	—	—	—	2	81	81
Total	4	$16,667	$16,629	6	$1,163	$1,163

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Bank, National Association, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the fiscal second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank’s equity capital to its consolidated assets) for banks with assets of less than $10 billion. Banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. We are unable to predict the specific impact the Act and the implementing rules and regulations, which have not yet been written, will have on the Company and the Bank.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of June 30, 2018, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2018 and September 30, 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2018:
Tier 1 Leverage (Core) Capital (to average assets)	$107,448	10.21%	$42,097	4.00%	$52,621	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	107,448	12.33%	39,218	4.50%	56,648	6.50%
Tier 1 Capital (to risk weighted assets)	107,448	12.33%	52,290	6.00%	69,721	8.00%
Total Risk Based Capital (to risk weighted assets)	140,960	16.17%	69,721	8.00%	87,151	10.00%

As of September 30, 2017:
Tier 1 Leverage (Core) Capital (to average assets)	$100,779	10.00%	$40,315	4.00%	$50,394	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	100,779	12.28%	36,945	4.50%	53,364	6.50%
Tier 1 Capital (to risk weighted assets)	100,779	12.28%	49,260	6.00%	65,679	8.00%
Total Risk Based Capital (to risk weighted assets)	133,549	16.27%	65,679	8.00%	82,099	10.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2018 and September 30, 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2018:
Tier 1 Leverage (to average assets)	$128,634	12.23%	$42,056	4.00%	$52,570	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	128,634	14.77%	39,180	4.50%	56,594	6.50%
Tier 1 Capital (to risk weighted assets)	128,634	14.77%	52,240	6.00%	69,654	8.00%
Total Risk Based Capital (to risk weighted assets)	137,725	15.82%	69,654	8.00%	87,067	10.00%
As of September 30, 2017:
Tier 1 Leverage (to average assets)	$120,902	12.02%	$40,234	4.00%	$50,292	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	120,902	14.75%	36,894	4.50%	53,292	6.50%
Tier 1 Capital (to risk weighted assets)	120,902	14.75%	49,192	6.00%	65,590	8.00%
Total Risk Based Capital (to risk weighted assets)	129,369	15.78%	65,590	8.00%	81,987	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At June 30, 2018, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended June 30, 2018 and 2017.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $0.3 million to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2018 and September 30, 2017:

	June 30, 2018
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$301	Other assets	August 3, 2020
February 5, 2016	20,000	762	Other assets	February 1, 2021
October 22, 2018	30,000	63	Other assets	October 22, 2021

	September 30, 2017
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$9	Other assets	August 3, 2020
February 5, 2016	20,000	367	Other assets	February 1, 2021

The tables below present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and nine months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30, 2018
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousand)

August 3, 2015	$54	$15	$—
February 5, 2016	93	44	—
October 22, 2018	166	—	—

	For the Nine Months Ended June 30, 2018
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousand)
August 3, 2015	$285	$(6)	$—
February 5, 2016	461	65	—
October 22, 2018	63	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousand)
August 3, 2015	$(70)	$(25)	$—
February 5, 2016	(113)	(8)	—

	For the Nine Months Ended June 30, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(Dollars in thousand)
August 3, 2015	$280	$(91)	$—
February 5, 2016	451	(47)	—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At June 30, 2018 and September 30, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at June 30, 2018 and September 30, 2017. At June 30, 2018 and September 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of zero for both periods against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at June 30, 2018 or September 30, 2017.

The tables below present the balances of assets measured at fair value on a recurring basis at June 30, 2018 and September 30, 2017:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. treasury notes	$19,954	$19,954	$—	$—
State and municipal obligations	6,931	—	6,931	—
Single issuer trust preferred security	925	—	925	—
Corporate debt securities	6,288	—	6,288	—
Mutual funds	250	—	—	250
Total investment securities available-for-sale	34,348	19,954	14,144	250

Derivative instruments	$1,125	$—	$1,125	$—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$7,029	$—	$7,029	$—
Single issuer trust preferred security	934	—	934	—
Corporate debt securities	6,374	—	6,374	—
Mutual funds	250	—	—	250
Total investment securities available-for-sale	14,587	—	14,337	250

Derivative instruments	$376	$—	$376	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2018 and September 30, 2017:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans(1)	$16,537	$—	$—	$16,537
Total	$16,537	$—	$—	$16,537

	June 30, 2018
	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Impaired loans(1)	$16,537	Appraisal of collateral(2)	Collateral discounts(3)	9.5%-21.4%/(7.0%)
Total	$16,537

(1)	At June 30, 2018, consisted of ten loans with an aggregate balance of $17.3 million and with $0.8 million in specific loan loss allowance.

(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.

(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans(1)	$137	$—	$—	$137
Total	$137	$—	$—	$137

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017
	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$137	Appraisal of collateral(2)	Collateral discounts(3)	0%/(0%)
Total	$137

(1)	At September 30, 2017, consisted of five loans with an aggregate balance of $0.4 million and with $0.2 million in specific loan loss allowance.

(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.

(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At June 30, 2018 and September 30, 2017, the Company did not have any additions to our mortgage servicing assets. At June 30, 2018 and September 30, 2017, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and September 30, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2018 and September 30, 2017 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Investment and mortgage-backed securities available for sale (carried at fair value are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements..

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2018 and September 30, 2017 are presented below:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30,2018:
Financial assets:
Cash and cash equivalents	$47,381	$47,381	$47,381	$—	$—
Investment securities available-for-sale	34,348	34,348	19,954	14,144	250
Investment securities held-to-maturity	31,004	29,990	—	29,990	—
Loans receivable, net (including impaired loans)	893,355	884,812	—	—	884,812
Accrued interest receivable	3,571	3,571	—	3,571	—
Restricted stock	8,781	8,781	—	8,781	—
Mortgage servicing rights (included in Other Assets)	233	275	—	275	—
Derivatives (included in Other Assets)	1,126	1,126	—	1,126	—
Financial liabilities:
Savings accounts	44,629	44,629	—	44,629	—
Checking and NOW accounts	246,706	246,706	—	246,706	—
Money market accounts	276,807	276,807	—	276,807	—
Certificates of deposit	219,790	221.385	—	221,385	—
Borrowings(excluding sub debt)	125,500	125,395	—	125,395	—
Subordinated debt	24,421	24,421	—	24,421	—
Accrued interest payable	1,095	1,095	—	1,095	—

September 30, 2017:
Financial assets:
Cash and cash equivalents	$117,136	$117,136	$117,136	$—	$—
Investment securities available-for-sale	14,587	14,587	—	14,337	250
Investment securities held-to-maturity	34,915	34,566	—	34,566	—
Loans receivable, net (including impaired loans)	834,331	839,242	—	—	839,242
Accrued interest receivable	3,139	3,139	—	3,139	—
Restricted stock	5,559	5,559	—	5,559	—
Mortgage servicing rights (included in Other Assets)	268	271	—	271	—
Derivatives (included in Other Assets)	376	376	—	376	—
Financial liabilities:
Savings accounts	44,526	44,526	—	44,526	—
Checking and NOW accounts	197,700	197,700	—	197,700	—
Money market accounts	276,404	276,404	—	276,404	—
Certificates of deposit	271,766	273,723	—	273,723	—
Borrowings(excluding sub debt)	123,000	123,658	—	123,658	—
Subordinated debt	24,303	24,303	—	24,303	—
Accrued interest payable	694	694	—	694	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

In the fiscal first quarter of 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our calendar year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24.25%. However, we are still analyzing certain aspects of the Tax Cuts and Jobs Act of 2017 and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded in the first quarter of fiscal 2018 is related to the re-measurement of our deferred tax asset was $2.3 million, and no further adjustments were made.

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income for the nine months ended June 30, 2018 and 2017 is as follows:

	Nine Months Ended June 30, 2018		Nine Months Ended June 30, 2017
Tax at statutory rate	$2,087	24.3%	$1,972	34.0%
Increase/(reduction) in taxes resulting from:
Tax-exempt income	(84)	(1.0)	(139)	(2.4)
Bank-owned life insurance	(87)	(1.0)	(129)	(2.2)
State and local income taxes	122	1.4	236	4.0
Deferred state taxes	(249)	(2.9)	—	—
Other	(147)	(1.7)	—	—
Subtotal	1,642	19.1%	$1,940	33.4%
Impact of change in tax law	2,300	26.7	—	—
Total	$3,942	45.8%	$1,940	33.4%

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	June 30, 2018	September 30, 2017
	(Dollars in thousands)
Net unrealized holding (losses) on available-for-sale securities	$(460)	$(282)
Tax effect	97	96
Net of tax amount	(363)	(186)
Fair value adjustments on derivatives	1,125	376
Tax effect	(236)	(128)
Net of tax amount	889	248
Total accumulated other comprehensive income	$526	$62

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net unrealized holding gains (losses) on available-for-sale securities	$34	$446	$(185)	$(299)

Net realized (losses) on securities available- for-sale	—	(374)	—	(432)

Accretion of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	1	2	7	7

Fair value adjustments on derivatives	253	(151)	748	868

Other comprehensive income (loss) before taxes	288	(77)	570	144
Tax effect	(56)	25	(139)	(48)
Total comprehensive income (loss)	$232	$(52)	$431	$96

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of June 30, 2018, there were 367,057 remaining shares available for future grants.

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

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant. The Company did not grant any stock options to purchase common stock or restricted shares during the three months ended June 30, 2018 and June 30, 2017.

During the nine months ended June 30, 2018, stock options covering a total of 4,664 of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was $2,000 and $11,000 for the three and nine months ended June 30, 2018, respectively. During the nine months ended June 30, 2017, stock options covering a total of 7,000 shares of common stock were granted. The compensation expense related to stock options for the three and nine months ended June 30, 2017 was $3,000 and $5,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended June 30, 2018, a total of 4,768 restricted shares were awarded. The compensation expense related to restricted stock awards for three and nine months ended June 30, 2018 was $14,000 and $43,000. During the nine months ended June 30, 2017, a total of 12,522 restricted shares were awarded. The compensation expense related to restricted stock awards for the three and nine months ended June 30, 2017 was $87,000 and $88,000, respectively.

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

The following is a summary of stock option activity for the nine months ended June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of fiscal year	11,000	$19.19		$83,170
Granted	4,664	26.20		—
Forfeited/cancelled/expired	(2,000)	18.51		7,580
Outstanding, at June 30, 2018	13,664	$21.68	8.782	$45,090
Exercisable at June 30, 2018	2,400	$18.51	8.246	$14,016
Nonvested at June 30, 2018	11,264	$22.36

The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended at June 30, 2018:

	Shares	Weighted Average Fair Value
Nonvested at September 30, 2017	10,711	$20.36
Granted	4,768	26.20
Forfeited/cancelled/expired	(700)	21.00
Vested	(2,071)	20.22
Nonvested at June 30, 2018	12,708	$22.54

As of June 30, 2018, there was $259,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.96 years. As of June 30, 2018, there was $73,000 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 3.97 years.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2018 and September 30, 2017. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern,’’ or words of similar meaning, or future or conditional terms such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ or ‘‘may.’’ Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions, including changes in state and federal tax laws, may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged and our financial results; (7) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any regulatory and legal investigations and proceedings may not be anticipated.

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

Earnings

Net income available to common shareholders for the three months ended June 30, 2018 amounted to $2.2 million, or $0.35 per fully diluted common share, an increase of $0.5 million, or 30.5 percent, as compared with net income of $1.7 million, or $0.27 per common share, for the quarter ended June 30, 2017. The annualized return on average assets was 0.85 percent for the three months ended June 30, 2018, compared to annualized return on average assets of 0.70 percent for three months ended June 30, 2017. The annualized return on average shareholders’ equity was 8.40 percent for the three-month period ended June 30, 2018, compared to 6.90 percent in annualized return on average shareholders’ equity for the three months ended June 30, 2017.

Net income available to common shareholders for the nine months ended June 30, 2018 amounted to $4.7 million, or $0.72 per fully diluted common share, an increase of $0.8 million, or 20.8 percent, as compared with net income of $3.9 million, or $0.60 per common share, for the nine months ended June 30, 2017. The annualized return on average assets was 0.59 percent for the nine months ended June 30, 2018, compared to annualized return on average assets of 0.57 percent for the nine months ended June 30, 2017. The annualized return on average shareholders’ equity was 5.92 percent for the nine-month period ended June 30, 2018, compared to 5.25 percent in annualized return on average shareholders’ equity for the nine months ended June 30, 2017.

Net Interest Income and Margin on a Fully Tax-Equivalent Basis, Non-GAAP Financial Measure

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a fully tax-equivalent basis, a non-GAAP financial measure, by adjusting tax-exempt income (primarily interest earned on obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues. We believe this to be the preferred measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

The following table shows the Company’s calculation of this non-GAAP financial measure.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net interest income	$6,976	$6,399	$19,926	$17,629
Tax-equivalent adjustment, investment income (1)	12	32	41	133
Tax-equivalent adjustment, loan interest (1)	33	2	44	6
Net interest income on a fully tax-equivalent basis	7,021	6,433	20,011	17,768

(1)	Computed using a federal income tax rate of 24.5 percent for the three and nine months ended June 30, 2018 and 34 percent for the three and nine months ended June 30, 2017.

The following table presents the components of net interest income on a fully tax-equivalent basis, a non-GAAP measure, for the periods indicated, together with a reconciliation of net interest income as reported under GAAP.

Net Interest Income (tax-equivalent basis)

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2018	2017	Increase (Decrease)	Percent Change	2018	2017	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$9,413	$8,248	$1,165	14.12%	$26,865	$21,932	$4,933	22.49%
Investment securities	373	554	(181)	(32.67)	1,064	1,919	(855)	(44.55)
Dividends, restricted stock	130	64	66	103.13	333	192	141	73.44
Interest-bearing cash accounts	327	141	186	131.19	1,236	349	887	254.15
Total interest income	10,243	9,007	1,236	13.72	29,498	24,392	5,106	20.93
Interest expense:
Deposits	2,304	1,645	659	40.06	6,641	4,393	2,248	51.17
Short-term borrowings	13	1	12	1,219.00	54	12	42	350.00
Long-term borrowings	539	545	(6)	(1.10)	1,648	1,615	33	2.04
Subordinated debt	366	383	(17)	(4.44)	1,144	604	540	89.40
Total interest expense	3,222	2,574	648	25.17	9,487	6,624	2,863	43.22
Net interest income on a fully tax-equivalent basis (non-GAAP)	7,021	6,433	588	9.14	20,011	17,768	2,243	12.62
Tax-equivalent adjustment (1)	(45)	(34)	(11)	(32.35)	(85)	(139)	54	38.85
Net interest income, as reported under GAAP	$6,976	$6,399	$577	9.02%	$19,926	$17,629	$2,297	13.03%

(1)	Computed using a federal income tax rate of 24.5 percent for the three and nine months ended June 30, 2018 and 34 percent for the three and nine months ended June 30, 2017.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $0.6 million, or 9.14 percent, to $7.0 million for the three months ended June 30, 2018 as compared to the same period in fiscal 2017. For the three months ended June 30, 2018, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets) on a fully tax-equivalent basis, a non-GAAP measure, increased 3 basis points to 2.75 percent from 2.72 percent during the three months ended June 30, 2017. For the three months ended June 30, 2018, an increase in the average yield on interest-earning assets of 20 basis points together with an increase of 20 basis points in the average cost of interest-bearing liabilities resulted in no change in the Company’s net interest spread for the period.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $2.2 million, or 12.62 percent, to $20.0 million for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. For the nine months ended June 30, 2018, the net interest margin on a fully tax-equivalent basis decreased 10 basis points to 2.60 percent from 2.70 percent during the nine months ended June 30, 2017. For the nine months ended June 30, 2018, an increase in the average yield on interest-earning assets of 12 basis points and an increase in the average cost of interest-bearing liabilities of 25 basis points, resulted in a decrease in the Company’s net interest spread of 13 basis points for the period.

For the three-month period ended June 30, 2018, total interest income on a tax-equivalent basis, a non-GAAP measure, increased by $1.2 million, or 13.72 percent, to $10.2 million, compared to the same three-month period in fiscal 2017. This increase in interest income was due primarily to an increase in the average rate of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio and to a lesser extent an increase in average volume. The average balance of the loan portfolio increased by $72.2 million, to $864.3 million, from an average of $792.1 million in the three months ended June 30, 2017, primarily reflecting net increases in construction loans and commercial loans. Average loans represented approximately 84.6 percent of average interest-earning assets during the third quarter of fiscal 2018 compared to 83.8 percent in the same quarter in fiscal 2017. The average balance of investment securities decreased during the quarter ended June 30, 2018 by $6.9 million, to $75.9 million, compared to the third quarter of fiscal 2017.

For the nine-month period ended June 30, 2018, interest income on a tax-equivalent basis, a non-GAAP measure, increased by $5.1 million, or 20.93 percent, to $29.5 million, compared to the nine months ended June 30, 2017. This increase in interest income was due primarily to a volume increase in loans and to a lesser extent an increase in average rates. The average balance of the loan portfolio increased by $132.0 million, to $838.3 million during the first nine months of fiscal 2018, from an average of $706.3 million in the nine months ended June 30, 2017, reflecting net increases in construction loans and commercial loans in the loan portfolio. Average loans represented approximately 81.6 percent of average interest-earning assets during the nine months ended June 30, 2018 compared to 80.6 percent in the nine months ended June 30, 2017. The average balance of investment securities decreased during the nine months ended June 30, 2018 by $25.5 million, to $71.0 million, compared to the nine months ended June 30, 2017.

For the three months ended June 30, 2018, interest expense increased $0.6 million, or 25.17 percent, to $3.2 million, compared to the same three-month period in fiscal 2017. The average rate of total interest-bearing liabilities increased 20 basis points to 1.45 percent for the three months ended June 30, 2018, from 1.25 percent for the three months ended June 30, 2017. At the same time, the average balance of total interest-bearing liabilities increased by $65.6 million. This increase primarily reflects an increase in the average balance of deposits of $63.7 million, an increase in the average balance of other short-term borrowings of $2.3 million partially offset by a decrease in the average balance of subordinated debt of $0.6 million. The increase in the average balance of deposits consisted primarily of a $18.0 million increase in the average balance of money market accounts, a $0.7 million increase in the average balance of savings deposit accounts and a $93.0 million increase in the average balance of other interest-bearing deposit accounts offset by a $48.0 million decrease in the average balance of certificates of deposit accounts. For the three months ended June 30, 2018 and June 30, 2017, the Company’s net interest spread on a tax-equivalent basis, a non-GAAP measure, was 2.56 percent.

For the nine months ended June 30, 2018, interest expense increased $2.9, or 43.22 percent, to $9.5 million, compared to the same nine-month period in fiscal 2017. The average rate of total interest-bearing liabilities increased 25 basis points to 1.40 percent for the nine months ended June 30, 2018, from 1.15 percent for the nine months ended June 30, 2017. At the same time, the average balance of total interest-bearing liabilities increased by $135.5 million. This increase primarily reflects an increase in the average balance of deposits of $122.8 million, an increase in the average balance of other short-term borrowings of $0.8 million and an increase in the average balance of subordinated debt of $11.9 million. The increase in the average balance of deposits consisted primarily of a $58.3 million increase in the average balance of money market accounts, a $0.2 million increase in the average balance of savings deposit accounts and a $76.6 million increase in the average balance of other interest-bearing deposit accounts offset by a $12.3 million decrease in the average balance of certificates of deposit accounts. For the nine months ended June 30, 2018, the Company’s net interest spread on a tax-equivalent basis decreased to 2.43 percent, from 2.56 percent for the nine months ended June 30, 2017.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30, 2018 and 2017 Increase (Decrease) Due to Change in:			Nine Months Ended June 30, 2018 and 2017 Increase (Decrease) Due to Change in:
(tax-equivalent basis, dollars in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$751	$414	$1,165	$4,098	$835	$4,933
Investment securities	(46)	(135)	(181)	(508)	(347)	(855)
Interest-bearing cash accounts	19	167	186	220	667	887
Dividends, restricted stock	33	33	66	57	84	141
Total interest-earning assets	757	479	1,236	3,867	1,239	5,106
Interest-bearing liabilities:
Money market deposits	41	279	320	350	877	1,227
Savings deposits	—	(1)	(1)	—	—	—
Certificates of deposit	(169)	195	26	(132)	366	234
Other interest-bearing deposits	56	258	314	128	659	787
Total interest-bearing deposits	(72)	731	659	346	1,902	2,248
Borrowings	12	(23)	(11)	213	402	615
Total interest-bearing liabilities	(60)	708	648	559	2,304	2,863
Change in net interest income	$817	$(229)	$588	$3,308	$(1,065)	$2,243

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

	Three Months Ended June 30,
	2018			2017
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$864,348	$9,413	4.36%	$792,139	$8,248	4.16%
Investment securities	75,932	373	1.96	82,832	554	2.68
Interest-bearing cash accounts	73,404	327	1.78	64,638	141	0.87
Dividends, restricted stock	8,312	130	6.26	5,457	64	4.69
Total interest-earning assets	1,021,996	10,243	4.01	945,066	9,007	3.81
Non interest-earning assets:
Cash and due from banks	1,600			1,589
Bank-owned life insurance	19,228			18,751
Other assets	18,186			20,021
Allowance for loan losses	(8,589)			(7,456)
Total non interest-earning assets	30,425			32,905
Total assets	$1,052,421			$977,971

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$271,297	899	1.33%	$253,307	$579	0.91%
Savings deposits	44,650	8	0.07	43,950	9	0.08
Certificates of deposit	235,004	1,022	1.74	282,961	996	1.41
Other interest-bearing deposits	195,390	375	0.77	102,388	61	0.24
Total interest-bearing deposits	746,341	2,304	1.24	682,606	1,645	0.96
Borrowings	118,121	539	1.83	118,000	545	1.85
Short-term borrowings	2,555	13	2.04	220	1	1.82
Subordinated debt	24,399	366	6.00	24,992	383	6.13
Total interest-bearing liabilities	891,416	3,222	1.45	825,818	2,574	1.25
Non interest-bearing liabilities:
Demand deposits	45,124			45,173
Other liabilities	9,072			7,324
Total non interest-bearing liabilities	54,196			52,497
Shareholders’ equity	106,809			99,656
Total liabilities and shareholders’ equity	$1,052,421			$977,971
Net interest income (tax equivalent basis)		7,021			6,433
Net interest spread			2.56%			2.56%
Net interest margin (tax equivalent basis)			2.75%			2.72%
Tax equivalent effect			0.02%			0.01%
Net interest margin on a GAAP basis			2.73%			2.71%
Tax-equivalent adjustment (2)		(45)			(34)
Net interest income		$6,976			$6,399

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 24.5 percent and 34 percent, respectively, for the periods ended June 30, 2018 and June 30, 2017.

	Nine Months Ended June 30,
	2018			2017
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans, including fees(1)	$838,241	$26,865	4.27%	$706,261	$21,932	4.14%
Investment securities	71,047	1,064	2.00	96,587	1,919	2.65
Interest-bearing cash accounts	111,061	1,236	1.48	67,996	349	0.68
Dividends, restricted stock	7,051	333	6.30	5,427	192	4.72
Total interest-earning assets	1,027,400	29,498	3.83	876,271	24,392	3.71
Non interest-earning assets:
Cash and due from banks	1,509			1,505
Bank-owned life insurance	19,112			18,614
Other assets	18,694			19,968
Allowance for loan losses	(8,478)			(6,570)
Total non interest-earning assets	30,837			33,517
Total assets	$1,058,237			$909,788

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market deposits	$279,475	$2,559	1.22%	$221,195	$1,332	0.80%
Savings deposits	43,946	27	0.08	43,751	27	0.08
Certificates of deposit	255,338	3,101	1.62	267,681	2,867	1.43
Other interest-bearing deposits	177,038	954	0.72	100,397	167	0.22
Total interest-bearing deposits	755,797	6,641	1.17	633,024	4,393	0.93
Borrowings	118,040	1,648	1.86	118,000	1,615	1.82
Short-term borrowings	4,167	54	1.73	3,342	12	0.48
Subordinated debt	24,361	1,144	6.26	12,452	604	6.47
Total interest-bearing liabilities	902,365	9,487	1.40	766,818	6,624	1.15
Non interest-bearing liabilities:
Demand deposits	42,649			38,640
Other liabilities	8,150			6,231
Total non interest-bearing liabilities	50,799			44,871
Shareholders’ equity	105,073			98,099
Total liabilities and shareholders’ equity	$1,058,237			$909,788
Net interest income (tax equivalent basis)		20,011			17,768
Net interest spread			2.43%			2.56%
Net interest margin (tax equivalent basis)			2.60%			2.70%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a GAAP basis			2.59%			2.68%
Tax-equivalent adjustment (2)		(85)			(139)
Net interest income		$19,926			$17,629

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)	Computed using a federal income tax rate of 24.5 percent and 34 percent, respectively, for the periods ended June 30, 2018 and June 30, 2017.

Investment Portfolio

During the three-month period ended June 30, 2018, the average volume of investment securities decreased by $6.9 million to approximately $75.9 million or 7.4 percent of average earning assets, from $82.8 million on average, or 8.8 percent of average earning assets, for the comparable period in fiscal 2017.

During the three-month period ended June 30, 2018, the volume-related factors decreased investment revenue by less than $0.1 million, while rate-related factors decreased investment revenue by approximately $0.1 million from the same period in fiscal 2017. The tax-equivalent yield, a non-GAAP measure, on investments decreased by 72 basis points to 1.96 percent for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017 at 2.68 percent. The decrease in the yield on the portfolio in the three-month period ended June 30, 2018 compared to the same period in fiscal 2017 is due primarily to lower average volume of investment securities.

During the nine-month period ended June 30, 2018, the average volume of investment securities decreased by $25.5 million to approximately $71.0 million, or 6.9 percent of average earning assets, from $96.6 million on average, or 11.0 percent of average earning assets, for the comparable period in fiscal 2017.

During the nine-month period ended June 30, 2018, the volume-related factors decreased investment revenue by approximately $0.5 million, while rate-related factors decreased investment revenue by approximately $0.3 million from the same period in fiscal 2017. The tax-equivalent yield, a non-GAAP measure, on investments decreased by 65 basis points to 2.00 percent for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017 at 2.65 percent. The decrease in the yield on the portfolio in the nine-month period ended June 30, 2018 compared to the same period in fiscal 2017 is due primarily to lower average volume of investment securities, and to a lesser extent the rate related factors.

At June 30, 2018, the total investment portfolio amounted to $65.4 million, an increase of $15.9 million, or 32.0 percent, from September 30, 2017. The increase in the investment portfolio was primarily due to the purchase of U.S. treasury notes during the first quarter of fiscal 2018. At June 30, 2018, the principal components of the investment portfolio were government treasury notes, government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, and equity securities.

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

At June 30, 2018, total gross loans amounted to $901.8 million, an increase of $59.7 million, or 7.1 percent, as compared to September 30, 2017. For the nine-month period ended June 30, 2018, there was an increase of $63.6 million in commercial loans, an increase of $1.4 million in construction and development loans, an increase of $0.4 million in residential mortgage loans and a $5.7 million decrease in total consumer loans. Total gross loans recorded in the nine months ended June 30, 2018 included new loan volume of $105.3 million, which was offset by loan payoffs of $25.3 million, prepayments totaling $12.9 million, amortization of $8.8 million, and participation of $1.5 million.

Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

At June 30, 2018, the Company had $123.8 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. The Company’s current “Approved, Accepted but Unfunded” pipeline, includes approximately $58.1 million in commercial and construction loans and $1.4 million in residential mortgage loans expected to fund over the next 90 days.

The average balance of our total loans increased $72.2 million, or 9.1 percent, for the three months ended June 30, 2018 as compared to the same period in fiscal 2017, while the average yield on loans increased 20 basis points for the three months ended June 30, 2018 compared with the same period in fiscal 2017. During the third quarter of fiscal 2018 compared to the same period fiscal 2017, the volume-related factors during the period contributed to an increase of interest income on loans of $0.8 million, while the rate-related changes increased interest income by $0.4 million. Total average loan volume increased $132.0 million or 18.7 percent for the nine months ended June 30, 2018, while the portfolio yield increased by 13 basis points compared to the same period in fiscal 2017. The volume-related factors during the period contributed increased revenue of $4.1 million, while the average rate- related changes increased revenue by $0.8 million. The increase in average total loan volume was due primarily to the volume of new loan originations.

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

At June 30, 2018, the allowance for loan losses amounted to approximately $9.0 million, or 1.00 percent of total loans, compared to $8.4 million, or 1.00 percent of total loans, at September 30, 2017. We recorded $589,000 in provision for loan losses during the quarter ended June 30, 2018 compared to $645,000 for the quarter ended June 30, 2017. For the nine months ended June 30, 2018, we recorded $0.8 million in provision for loan losses compared to $2.3 million for the nine months ended June 30, 2017. Provision expense was lower during fiscal 2018 due to a decrease in loan footings from extraordinary payoffs and paydowns during the first fiscal quarter of 2018. The net charge-offs were less than $0.1 million and $0.2 million for the three and nine months ended June 30, 2018, respectively, compared to $0.1 million and $0.2 million in net recoveries for the three and nine months ended June 30, 2017, respectively.

The level of the allowance for the respective periods of fiscal 2018 and fiscal 2017 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2018 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Average loans outstanding	838,241	706,261
Total gross loans at end of period	901,833	807,567

Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$8,405	$5,434

Charge-offs:
Residential mortgage	6	—
Commercial:
Commercial real estate	221	—
Other	45	—
Consumer:
Second mortgages	59	185
Other	2	5
Total charge-offs	333	190
Recoveries:
Residential mortgage	58	2
Construction and Development:
Residential and commercial	—	90
Commercial:
Commercial real estate	10	39
Other	3	8
Consumer:
Home equity lines of credit	1	17
Second mortgages	46	205
Other	5	10
Total recoveries	123	371
Net charge-offs (recoveries)	210	(181)
Provisions for loan loss	829	2,302
Balance at end of period	$9,024	$7,917
Ratios:
Ratio of allowance for loan losses to non-performing loans	268.49%	421.79%
Ratio of net charge-offs (recoveries) to average loans outstanding in portfolio(1)	0.03%	(0.03)%
Ratio of net charge-offs (recoveries)to total allowance for loan losses(1)	3.10%	(3.05)%

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next nine months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection. For additional information regarding loans, see Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

 Non-Performing Assets and Troubled Debt Restructured (TDR) Loans

 Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. TDR loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as long as they are performing in accordance with their restructured terms, are not included within the Company’s non-performing loans. For additional information regarding loans, see Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

 The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	June 30, 2018	September 30, 2017
	(Dollars in thousands)
Non-accrual loans	$2,023	$1,038
Accruing loans past due 90 days or more	1,338	173
Total non-performing loans	3,361	1,211
Other real estate owned	—	—
Total non-performing assets	$3,361	$1,211

TDR loans — performing	$18,693	$2,238

Non-accrual loans were $2.0 million at June 30, 2018, an increase of $1.0 million or 95.0 percent, as compared to September 30, 2017, and an increase of $0.4 million as compared to June 30, 2017. Other real estate owned (“OREO”) was zero at June 30, 2018, September 30, 2017, and June 30, 2017. The increase in non-accrual loans at June 30, 2018 compared to September 30, 2017 was primarily due to one legacy commercial loan, with an aggregate outstanding balance of approximately $0.6 million moving to non-accrual status in the first quarter of 2018. Total performing TDR loans were $18.7 million at June 30, 2018, $2.2 million at September 30, 2017 and $1.6 million at June 30, 2017, respectively. The increase in performing TDR loans at June 30, 2018 compared to September 30, 2017 was primarily due to two commercial loans with an aggregate outstanding balance of approximately $16.4 million moving to performing TDR status in the second fiscal quarter of 2018. These two commercial real estate loans were granted an interest rate reduction and an interest only repayment period.

At June 30, 2018, non-performing assets totaled $3.4 million, or 0.32 percent of total assets, as compared with $1.2 million, or 0.12 percent, at September 30, 2017 and $1.9 million, or 0.19 percent, at June 30, 2017. Non-performing assets increased by $2.2 million at June 30, 2018 from September 30, 2017. The increase in non-performing assets at June 30, 2018 compared to September 30, 2017, was primarily attributable to the addition of five single residential loans with an aggregate outstanding balance of $0.5 million, one commercial loan with an outstanding balance of $0.6 million and seven consumer loans with an aggregate outstanding balance of $0.2 million moving into non-accrual status and a $1.1 million increase in residential mortgage loans receivable greater than 90 days and accruing.

Overall credit quality in the Bank’s loan portfolio at June 30, 2018 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At June 30, 2018, special mention loans were $1.9 million compared to $5.0 million at September 30, 2017. The decrease of approximately $3.1 million in special mention loans was attributable to three commercial real estate loans and two residential real estate loans designated as special mention loans with an outstanding balance of $0.8 million and $0.4 million, respectively, at September 30, 2017 being classified as pass loans during the nine months ended June 30, 2018 and one commercial real estate loan with an outstanding balance of $0.8 million at September 30, 2017 being classified as a substandard loan from classification as a special mention loan during the nine months ended June 30, 2018. In addition, two commercial real estate loans with an aggregate outstanding balance of $1.0 million and one residential real estate loan with an outstanding balance of $0.1 million were paid off during the second quarter of fiscal 2018.

Substandard loans were $27.8 million and $11.4 million at June 30, 2018 and September 30, 2017, respectively. The increase of approximately $16.4 million from September 30, 2017 to June 30, 2018, was attributable to the addition of two commercial real estate loans with an aggregate outstanding balance of $16.4 million classified as substandard. Our loans which have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At June 30, 2018, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

 The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2018	2017	Increase (Decrease)	Percent Change	2018	2017	Increase (Decrease)	Percent Change
Service charges and other fees	$530	$233	$297	127.47%	$1,038	$730	$308	42.19%
Rental income-other	63	51	12	23.53	196	161	35	21.74
Gain on sale of investments, net	—	374	(374)	(100.00)	—	432	(432)	(100.00)
Gain on sale of real estate, net	—	—	—	—	1,186	—	1,186	100.00
Gain on sale of loans, net	3	31	(28)	(90.32)	96	106	(10)	(9.43)
Earnings on bank-owned life insurance	119	125	(6)	(4.80)	359	380	(21)	(5.53)
Total other income	$715	$814	$(99)	(12.16)%	$2,875	$1,809	$1,066	58.93%

For the three months ended June 30, 2018, total other income amounted to $715,000, compared to total other income of $814,000 for the three months ended June 30, 2017. The decrease of $99,000 was primarily due to a $374,000 decrease in net gains on sales of investment securities, a $28,000 decrease in net gains on sale of loans, and a $6,000 decrease in earnings on bank-owned insurance offset by an increase of $297,000 in other fees and service charges and a $12,000 increase in rental income. The Company did not have any net investment securities gains, for the three months ended June 30, 2018. Excluding net investment securities gains, a non-GAAP measure, the Company recorded total other income of $440,000 for the three months ended June 30, 2017.

For the nine months ended June 30, 2018, total other income amounted to $2.9 million, compared to total other income of $1.8 million for the nine months ended June 30, 2017. The increase of $1.1 million for the nine months ended June 30, 2018 was primarily due to a $1.2 million net gain on the sale of real estate, an increase of $308,000 in other fees and service charges and a $35,000 increase in rental income offset by a $432,000 decrease in net gains on sales of investment securities, a $10,000 decrease in net gains on sale of loans, and a $21,000 decrease in earnings on bank-owned insurance. Excluding net securities gains and losses and net gains on sale of real estate, non-GAAP measures, the Company recorded other income of $1.7 million for the nine months ended June 30, 2018 compared to $1.4 million for the comparable period in fiscal 2017, an increase of $0.3 million, or 22.66 percent. The $1.2 million net gain on the sale at real estate represents the sale of the Exton, PA location, which the deposits were moved to the Dowingtown/Lionville, PA location.

Other Expense

 The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2018	2017	Increase (Decrease)	Percent Change	2018	2017	Increase (Decrease)	Percent Change
Salaries and employee benefits	$2,024	$1,873	$151	8.06%	$6,015	$5,389	$626	11.62%
Occupancy expense	577	533	44	8.26	1,725	1,541	184	11.94
Federal deposit insurance premium	76	78	(2)	(2.56)	227	173	54	31.21
Advertising	30	67	(37)	(55.22)	122	191	(69)	(36.13)
Data processing	274	308	(34)	(11.04)	819	911	(92)	(10.10)
Professional fees	1,088	621	467	75.20	2,326	1,421	905	63.69
Other operating expense	721	506	215	42.49	2,132	1,708	424	24.82
Total other expense	$4,790	$3,986	$804	20.17%	$13,366	$11,334	$2,032	17.93%

For the three months ended June 30, 2018, total other expense increased $804,000, or 20.17 percent, from the comparable three months ended June 30, 2017. For the nine months ended June 30, 2018, total other expense increased $2.0 million, or 17.93 percent, from the comparable nine months ended June 30, 2017.

Salaries and employee benefits expense for the three months ended June 30, 2018 increased $151,000, or 8.06 percent, compared to the three months ended June 30, 2017 due to added staff to support overall franchise growth. Professional fees expense for the three months ended June 30, 2018 increased $467,000, or 75.20 percent, compared to the three months ended June 30, 2017 due to increased legal and accounting fees for the period related to prior period restatements, which the Company does not expect to coninue into future periods.

For the nine months ended June 30, 2018, salaries and employee benefits expense increased $626,000, or 11.62 percent, compared to the nine months ended June 30, 2017. The increase in salaries and employee benefits primarily reflects higher compensation and related costs due to added staff to support overall franchise growth. Full-time equivalent staffing levels were 87 at June 30, 2018 and 81 at June 30, 2017. Professional fee expense for the nine months ended June 30, 2018 increased $905,000 or 63.69 percent, compared to the nine months ended June 30, 2017. Professional fees reflect increased legal and accounting fees for the set arising from matters pertaining to prior period restatements, which the Company does not expect to continue into future periods. Other operating expense for the nine months ended June 30, 2018 increased $424,000, or 24.82 percent, compared to the nine months ended June 30, 2017 primarily due to amortization of subordinated debt costs of $0.1 million.

The Company’s efficiency ratio, calculated on a GAAP basis without excluding net investment securities gains and without deducting non-core items from other expense, follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Efficiency ratio on a GAAP Basis	62.3%	55.3%	58.6%	58.3%

The “efficiency ratio” is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis, a non-GAAP financial measure, plus other income, excluding net securities gains, calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Other expense	$4,790	$3,986	$13,366	$11,334
Less: Non-core items(1)	713	72	828	130
Other expense, excluding non-core items	$4,077	$3,914	$12,538	$11,204

Net interest income (tax equivalent basis) (Non-GAAP)	$7,021	$6,433	$20,011	$17,768
Other income, excluding net investment securities gains and gain on sale of real estate	715	440	1,689	1,377
Total	$7,736	$6,873	$21,700	$19,145

Efficiency ratio on a non-GAAP basis	52.7%	57.0%	57.8%	58.5%

(1)  Non-core items for the quarter ended June 30, 2018 consisted of additional legal and accounting fees arising out of matters pertaining to prior period restatements. Non-core items for prior periods consisted of expenses related to the Company’s corporate restructuring initiatives, such as professional fees, litigation and settlement costs, severance costs and external payroll development costs.  The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluate comparative results.

 The Company’s efficiency ratio, a non-GAAP financial measure, was 52.7 percent for the third quarter of fiscal 2018 on an annualized basis, compared to 57.0 percent in the third quarter of fiscal 2017. The Company’s efficiency ratio, a non-GAAP financial measure, was 57.8 percent for the nine months ended June 30, 2018 on an annualized basis, compared to 58.5 percent in the nine months ended June 30, 2017. The decrease in the efficiency ratio reflects an increase in other income, excluding non-core items coupled with an increase in net interest income on a fully tax-equivalent basis, a non-GAAP measure.

 Provision for Income Taxes

  The Company recorded a provision for income taxes of $69,000 and $3.9 million for the three and nine months ended June 30, 2018, reflecting an effective tax rate of 2.98% and 45.8%, respectively. This decrease is primarily related to discrete items related to the true up entries associated with the filling of the Company’s federal and state income tax return for the fiscal year ended September 30, 2017, which had been on extension. The Company recorded a provision for income taxes of $863,000 and $1.9 million for the three and nine months ended June 30, 2017, reflecting an effective tax rate of 33.4% for both the three and nine months ended June 30, 2017. The provisional amount recorded in the first quarter of fiscal 2018 is related to the re-measurement of our deferred tax asset was $2.3 million as a result of the Tax Cuts and Jobs Act of 2017, and no further adjustments were made.

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

 At June 30, 2018, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.24:1.00 at the cumulative one-year position. Based on management’s perception of interest rising through 2018, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

 At June 30, 2018, the Company had $47.4 million in cash and cash equivalents compared to $117.1 million at September 30, 2017. The change in cash and cash equivalents is a result of the Company lowering liquidity as we deployed the cash into assets to better match funding to the timing of asset deployment. In addition, our available for sale investment securities amounted to $34.3 million at June 30, 2018 and $14.6 million at September 30, 2017.

Deposits

Total deposits decreased to $787.9 million at June 30, 2018 from $790.4 million at September 30, 2017. The change in deposits during the period is a result of a tighter management of liquidity and allowing higher costing deposit sources run-off offsetting with ongoing business development efforts, expanded market, and the higher visibility of the Bank, which has continued to result in new relationships, increased deposits and a broadened depositor base. Total interest-bearing deposits decreased from $748.3 million at September 30, 2017 to $739.6 million at June 30, 2018. Interest-bearing demand, savings and time deposits under $100,000 increased $38.7 million to a total of $596.4 million at June 30, 2018 as compared to $557.7 million at September 30, 2017. Time deposits $100,000 and over decreased $47.4 million as compared to September 30, 2017. Time deposits $100,000 and over represented 18.2 percent of total deposits at June 30, 2018 compared to 24.1 percent at September 30, 2017. We had brokered deposits totaling $78.9 million at June 30, 2018 compared to $103.7 million at September 30, 2017.

Core Deposits

 The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $568.1 million at June 30, 2018 increased by $49.5 million, or 9.6 percent, from September 30, 2017. Total demand deposits, savings and money market accounts were 72.1 percent of total deposits at June 30, 2018 and 65.6 percent at September 30, 2017. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $43.7 million, or 12.9 percent, from $337.7 million at September 30, 2017 to $381.4 million at June 30, 2018 and represented 48.4 percent of total deposits at June 30, 2018 as compared with 42.7 percent at September 30, 2017.

 The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the first nine-month period of fiscal 2018.

The following table depicts the Company’s core deposit mix at June 30, 2018 and September 30, 2017 based on the Company’s alternative calculation:

	June 30, 2018		September 30, 2017		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(Dollars in thousands)
Non interest-bearing demand	$48,296	12.7%	$42,121	12.5%	$6,175
Interest-bearing demand	198,410	52.0	155,579	46.1	42,831
Savings	44,629	11.7	44,526	13.2	103
Money market deposits under $100,000	13,484	3.5	14,299	4.2	(815)
Certificates of deposits under $100,000	76,558	20.1	81,166	24.0	(4,608)
Total core deposits	$381,377	100.0%	$337,691	100.0%	$43,686

Total deposits	$787,932		$790,396		$(2,464)
Core deposits to total deposits		48.4%		42.7%

Borrowings

 Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of June 30, 2018 and September 30, 2017, the Company’s outstanding balance of FHLB advances, totaled $123.0 million and $118.0 million, respectively. Of the $123.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At June 30, 2018, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days. At June 30, 2018, $5.0 million represented short term overnight funding.

During fiscal 2017 the Company had purchased securities sold under agreements to repurchase as a short-term funding source. At June 30, 2018 and September 30, 2017, the Company had $2.5 million and $5.0 million, respectively, in securities sold under agreements to repurchase at a rate of 2.25%.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of June 30, 2018.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations(1)	$35,063	$84,824	$—	$—	$119,887
Certificates of deposit(1)	98,601	94,755	6,128	20,197	219,681
Operating lease obligations	496	956	972	1,338	3,762
Total contractual obligations	$134,160	$180,535	$7,100	$21,535	$343,330

(1) Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the nine months ended June 30, 2018, cash and cash equivalents decreased by $69.8 million from the balance at September 30, 2017. Net cash of $7.0 million was provided by operating activities. Net cash used by investing activities amounted to approximately $78.4 million and net cash of $1.6 million was provided by financing activities.

Shareholders’ Equity

 Total shareholders’ equity amounted to $108.0 million, or 10.3 percent of total assets, at June 30, 2018, compared to $102.5 million or 9.8 percent of total assets at September 30, 2017. Book value per common share was $16.42 at June 30, 2018, compared to $15.60 at September 30, 2017.

	June 30,	September 30,
	2018	2017
	(in thousands, except for share data)
Shareholders’ equity	$107,973	$102,520

Book value per common share	$16.42	$15.60

Capital

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”) was signed into law during the fiscal second quarter of 2018. The Act, among other matters, amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its consolidated assets) for banks with assets of less than $10 billion. Banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements. We are unable to predict the specific impact the Act and the implementing rules and regulations, which have not yet been written, will have on the Company and the Bank.

At June 30, 2018, the Bank’s common equity tier 1 ratio was 14.77 percent, tier 1 leverage ratio was 12.23 percent, tier 1 risk-based capital ratio was 14.77 percent and the total risk-based capital ratio was 15.82 percent. At September 30, 2017, the Bank’s common equity tier 1 ratio was 14.75 percent, tier 1 leverage ratio was 12.02 percent, tier 1 risk-based capital ratio was 14.75 percent and the total risk-based capital ratio was 15.78 percent. At June 30, 2018, the Bank was in compliance with all applicable regulatory capital requirements.

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.

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

August 9, 2018	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

August 9, 2018	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial Officer

