Form 10-K
period 2018-09-30
MALVERN BANCORP, INC.
filed 2018-12-14
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $155.2 million, based on the last sale price on the NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 14, 2018 was 7,771,356.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Corporation’s forward looking statements and associated risks in “Item 1 — Business” and “Item 1A — Risk factors” in this Annual Report on Form 10-K.

PART I.

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Malvern Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (8) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (9) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of any regulatory or legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Malvern Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Malvern Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Malvern Bancorp, Inc. Malvern Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Item 1. Business

General

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”), a Pennsylvania corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). Malvern Bancorp is the holding company for Malvern Bank, National Association (“Malvern Bank” or the “Bank”), a national bank that was originally organized in 1887 as a federally-chartered savings bank. Malvern Bank now serves as one of the oldest banks headquartered on the Philadelphia Main Line. For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity. Effective February 12, 2018, the Bank converted from a federal savings bank charter to a national bank charter and Malvern Bancorp converted from a savings and loan holding company to a bank holding company. As previously disclosed in the Company’s Form 8-K filed on October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.4 million (after deducting the underwriting discount and other estimated offering expenses).

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its nine other banking locations in Chester, Delaware and Bucks counties, Pennsylvania, Palm Beach, Florida, and Morristown, New Jersey, its New Jersey regional headquarters. The Bank also maintains a representative office in Montchanin, Delaware. The Bank’s primary market niche is providing personalized service to its client base.

The Bank, through its Private Banking division and strategic partnership with Bell Rock Capital in Rehoboth Beach, Delaware, provides personalized wealth management and advisory services to high net worth individuals and families. Those services include banking, liquidity management, investment services, 401(k) accounts and planning, custody, tailored lending, wealth planning, trust and fiduciary services, family wealth advisory services and philanthropic advisory services. The Bank offers insurance services though Malvern Insurance Associates, LLC, which provides clients a rich array of financial services, including commercial and personal insurance and commercial and personal lending.

The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, construction and development loans, commercial and multi-family real estate loans, commercial business loans, home equity loans and lines of credit and other consumer loans, as well as investing in investment securities. In addition to the Pennsylvania counties referred to above, the Bank also serves client needs in the New Jersey, New York, Delaware, and greater Philadelphia market area.

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

The Bank has a representative office which is not a branch, in Montchanin, Delaware.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at ir.malvernbancorp.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of ethics that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating Committee.

Additionally, the Company will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail, upon request. Requests should be sent to Malvern Bancorp, Inc., Attention: Shareholder Relations, 42 East Lancaster Avenue, Paoli, Pennsylvania, 19301. Our telephone number is (610) 644-9400.

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

Additionally, we endeavor to compete for business by providing high quality, personal service to customers, customer access to our decision-makers and competitive interest rates and fees. We seek to hire and retain quality employees who desire greater responsibility than may be available working for a larger employer. Additionally, the local real estate and other business activities of the members of our Board of Directors help us develop business relationships by increasing our profile in our communities.

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

Checking account products consist of both retail and business demand deposit products. Retail products include free checking and, for businesses, both interest-bearing accounts, which require a minimum balance, and non-interest-bearing accounts. NOW accounts consist of both retail and business interest-bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide a market rate of interest to depositors but have limited check writing capabilities. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts. CDARS/ICS Reciprocal deposits are offered through the Bank’s participation in Promontory Interfinancial Network, LLC. Customers who are FDIC insurance sensitive are able to place large dollar deposits with the Company and the Company uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

The Bank, through its partnership with Bell Rock, offers through its wealth management division personalized wealth management and advisory services to high net worth individuals and families. Services provided include liquidity management, investment services, custody, wealth planning, trust and fiduciary services, insurance and 401(k) services.

The Bank, through its wholly-owned subsidiary, Malvern Associates, offers insurance services.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, card income, including credit and debit card interchange fees, gift card fees, and other miscellaneous fees. In addition, the Bank generates additional non-interest revenue associated with residential loan origination and sale, loan servicing, late fees and merchant services.

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

As a national bank, the Bank’s lending limit to any one borrower is 15% of the Bank’s capital and surplus (defined as Tier 1 and Tier 2 capital calculated under the risk-based capital standards applicable to the Bank plus the allowance for loan losses (“ALLL”, “allowance”) not included in the Bank’s Tier 2 capital) for most loans ($21.1 million) and 25% of the Bank’s capital and surplus for loans secured by readily marketable collateral ($35.2 million). At September 30, 2018, the Bank’s largest committed relationship totaled $18.5 million.

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

Regulation of Malvern Bancorp, Inc.

Malvern Bancorp is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, Malvern Bancorp is supervised by the Federal Reserve Board (the “FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits Malvern Bancorp, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Malvern Bancorp of more than five percent of the voting stock of any other bank. Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions by Malvern Bank require approval of the Office of the Comptroller of the Currency (the “OCC”).

The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 enables bank holding companies to acquire banks in states other than the bank holding company’s home state and to open branches in other states, subject to certain restrictions. The Dodd-Frank Act, discussed below, authorized interstate de novo branching regardless of state law.

Regulation of Malvern Bank

As a national bank, Malvern Bank is subject to the supervision of, and to regular examination by the OCC. Various laws and the regulations promulgated thereunder applicable to Malvern Bancorp and Malvern Bank impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Capital Requirements

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

In July 2013, the FRB and the OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to as the Basel III rules. The Basel III rules implement the

Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including Malvern Bancorp and Malvern Bank. Basel III became effective for us on January 1, 2015 (subject to phase-in periods for certain components).

Basel III (i) introduced a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the reductions/adjustments from capital as compared to existing regulations.

Under Basel III, the minimum capital ratios for Malvern Bancorp and Malvern Bank are as follows:

•	4.5 percent CET1 to risk-weighted assets.

•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

When fully phased in on January 1, 2019, Basel III also requires Malvern Bancorp and Malvern Bank to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will increase by 0.625 percent on each subsequent January 1st, until it reaches 2.5 percent on January 1, 2019. As of September 30, 2018, Malvern Bancorp and Malvern Bank were required to maintain a capital conservation buffer of 1.875% percent.

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. The deductions and other adjustments to CET1 were being phased in incrementally between January 1, 2015 and January 1, 2018. However, in November 2017, banking regulators announced that the phase in of certain of these adjustments for non-advanced approaches banking organizations, such as Malvern Bank, was frozen.

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Malvern Bancorp and Malvern Bank, were permitted to make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. We made this one-time election in the applicable bank regulatory reports as of March 31, 2015.

With respect to Malvern Bank, Basel III also revised the “prompt corrective action” regulations pursuant to Section 38 of FDICIA, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it meets the aforementioned minimum capital ratios under Basel III. An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under Basel III will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

Basel III prescribes a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the four Basel I-derived categories (0 percent, 20 percent, 50 percent and 100 percent) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

As indicated in the following tables, the capital ratios of Malvern Bank and Malvern Bancorp met all regulatory requirements as of September 30, 2018. In addition, we believe that as of September 30, 2018, Malvern Bancorp and Malvern Bank would meet all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Malvern Bank’s capital ratios as of September 30, 2018 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital (to adjusted tangible assets)	$131,746	12.71%	$41,450	4.00%	$51,812	5.00%	$79,934	7.71%
Common equity Tier 1 (to risk-weighted assets)	$131,746	15.09	39,293	4.50	56,756	6.50	74,990	8.59
Tier 1 risk-based capital (to risk-weighted assets)	$131,746	15.09	52,390	6.00	69,853	8.00	61,893	7.09
Total risk-based capital (to risk-weighted assets)	$140,833	16.13	69,853	8.00	87,317	10.00	53,516	6.13

Failure to meet any of the capital requirements could result in enforcement actions by the regulators, including a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

Malvern Bancorp’s capital ratios as of September 30, 2018 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital (to adjusted tangible assets)	$110,239	10.63%	$41,491	4.00%	$51,864	5.00%	$58,375	5.63%
Common equity Tier 1 (to risk-weighted assets)	$110,239	12.62	39,322	4.50	56,799	6.50	53,440	6.12
Tier 1 risk-based capital (to risk-weighted assets)	$110,239	12.62	52,430	6.00	69,906	8.00	40,333	4.62
Total risk-based capital (to risk-weighted assets)	$143,787	16.45	69,906	8.00	87,383	10.00	56,404	6.45

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

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

•

State consumer financial law is preempted only if it would have a discriminatory effect on a national bank, prevents or significantly interferes with the exercise by a national bank of its powers or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or another state law with substantively equivalent terms.

•	Deposit insurance has been permanently increased to $250,000.

•	The deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation (the “FDIC”) was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

•

Stock exchanges, which includes The NASDAQ Stock Market, LLC (“NASDAQ”), will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information. See “Incentive Compensation” below.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•

Item 402 of Regulation S-K has been amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. This information must be reported for the first time for the first full fiscal year beginning on or after January 1, 2017; accordingly, this information will be included in the Company’s proxy statement for its 2019 annual meeting of shareholders.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total assets, such as Malvern Bancorp and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011 and subsequently proposed revised regulations in May 2016, but the revised regulations have not been finalized. If the revised regulations are adopted in the form proposed, they will impose limitations on the manner in which Malvern Bancorp may structure compensation for its executives and employees.

In 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act.

The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Malvern Bancorp, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Dividend Limitations

Malvern Bancorp is a legal entity separate and distinct from its subsidiaries. Malvern Bancorp’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. However, declared dividends in excess of net profits in either of the preceding two years can be offset by retained net profits in the third and fourth years preceding the current year when determining the Bank’s dividend limitation. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to Malvern Bancorp if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

Loans to Related Parties

Malvern Bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, Malvern Bancorp and its subsidiaries, other than the Bank under the authority of Regulation O, may not extend or arrange for any personal loans to its directors and executive officers.

Community Reinvestment

Under the Community Reinvestment Act (CRA), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Malvern Bank received an overall “satisfactory” CRA rating in its most recent examination. A bank which does not have a CRA program that is deemed satisfactory by its regulator will be prevented from making acquisitions.

Corporate Governance

The Sarbanes-Oxley Act of 2002 added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting, to increase corporate responsibility and to protect investors. Among other things, the Sarbanes-Oxley Act of 2002:

•

required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting;

•

imposed on our chief executive officer and chief financial officer additional responsibilities with respect to our external financial statements, including certification of financial statements within the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the chief executive officer and the chief financial officer;

•	established independence requirements for audit committee members and outside auditors;

•	created the Public Company Accounting Oversight Board which oversees public accounting firms; and

•	increased various criminal penalties for violations of securities laws.

NASDAQ, where Malvern Bancorp’s common stock is listed, has corporate governance listing standards, including rules strengthening director independence requirements for boards, as well as the audit committee and the compensation committee, and requiring the adoption of charters for the nominating, corporate governance, compensation and audit committees.

USA PATRIOT Act

As part of the USA PATRIOT Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Anti Money Laundering Act”). The Anti Money Laundering Act authorizes the Secretary of the U.S. Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Anti Money Laundering Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country.

Regulations implementing the due diligence requirements require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and require all covered financial institutions to have in place an anti-money laundering compliance program.

The OCC, along with other banking agencies, have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.

A bank which is issued a formal or informal enforcement requirement with respect to its Anti Money Laundering program will be prevented from making acquisitions.

Insurance of Accounts

The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against national banks, after giving the OCC an opportunity to take such action.

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

Federal Home Loan Bank System.

Malvern Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks (“FHLB”). Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2018, the Bank had $118.0 million of FHLB advances and $150.0 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2018, Malvern Bank had $6.1 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The FRB, requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2018, the Bank had met its reserve requirement.

Federal Securities Laws. Malvern Bancorp has registered its common stock with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, Malvern Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

Employees

As of September 30, 2018, we had a total of 85 full-time equivalent employees. No employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Lending money is a significant part of the banking business. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $3.1 million at September 30, 2018. Our allowance for loan losses was approximately $9.0 million at September 30, 2018. Our loans between thirty and eighty-nine days delinquent totaled $9.2 million at September 30, 2018.

Our results of operations and financial condition may be adversely affected by changing economic conditions.

While the economy and real estate market conditions have significantly improved in recent years, a return to a recessionary period could adversely affect our customers in a manner that would adversely affect our results of operations and financial condition. Volatility in the housing markets, real estate values and unemployment levels, and the deterioration of economic conditions in our market area, could affect our customers’ ability to repay loans and adversely affect our results of operations and future growth potential in the following ways:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline;

•	The carrying value of our other real estate owned may decline further; and

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

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2018, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans of $493.9 million, or 54.2% of total loans;

•	construction and development loans of $46.7 million, or 5.1% of total loans;

•	commercial and industrial loans of $137.2 million, or 15.1% of total loans;

•	residential real estate loans of $197.2 million, or 21.7% of total loans and

•	consumer loans of $35.6 million, or 3.9% of total loans

Commercial real estate loans, which comprised 54.2% of our total loan portfolio as of September 30, 2018, expose us to a greater risk of loss than do residential mortgage loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for fiscal years beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate periodically the effectiveness of our internal controls over financial reporting and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ. Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the SEC.

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

We are subject to extensive regulation, supervision and examination by the FRB, our primary federal regulator, the OCC, the Bank’s primary federal regulator, and by the FDIC, as insurer of the Bank’s deposits.

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

As of September 30, 2018, the fair value of our investment securities portfolio was approximately $54.4 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and cyber-attacks, systems failures, interruptions or breaches of security could have a material adverse effect on us.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. As a result of the Tax Act, during the first quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%. The rate change was administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the 2018 fiscal year is 24.25%. Net deferred income taxes decreased $3.5 million to $3.2 million at September 30, 2018 compared to $6.7 million at September 30, 2017.

The Company recorded $4.3 million in income tax expense in fiscal 2018 compared to $2.9 million in income tax expense in fiscal 2017. Included in the income tax expense for the current fiscal year is a provisional amount of $2.0 million related to adjusting our deferred tax balance to reflect the new corporate tax rate. The effective tax rates for the Company for the years ended September 30, 2018 and 2017 were 36.9 percent and 33.4 percent, respectively.

Given the significant changes resulting from and complexities associated with the Tax Act, the financial impacts are provisional and subject to further analysis, interpretation and clarification of the Tax Act, which could result in changes to these estimates during fiscal 2019.

Recent New Jersey legislative changes may increase our tax expense.

In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax privilege periods ending on or after July 31, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, and the Company cannot yet fully evaluate the impact of the legislation on overall tax expense or the valuation of the deferred tax asset. It is likely that the Company will lose benefits of various tax management strategies, and as a result, the total tax expense will increase.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our shareholders if we desire to do so in the future, and to pay the principal of and interest on our outstanding debt, is dividends from the Bank. There are various regulations that limit the Bank’s ability to pay dividends to us, and our ability to pay dividends to shareholders. In particular, the prior approval of the FRB and OCC may be required in certain circumstances prior to the payment of dividends by us or the Bank. There can be no assurances that we would receive such approval, if it were required.

In addition, the OCC has the authority to prohibit a national bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB and the FDIC also have the authority to prohibit or to limit the payment of dividends by a banking organization under its jurisdiction if, in the regulator’s opinion, the organization is engaged in or is about to engage in an unsafe or unsound practice. Depending on the financial condition of the Bank, we may be deemed to be engaged in an unsafe or unsound practice if the Bank were to pay dividends.

Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of the “prompt corrective action” regulations of the federal bank regulatory agencies.

No assurances can be given that the Bank will, in any particular circumstances, pay dividends to us. If the Bank fails to make dividend payments to us, and sufficient cash or liquidity is not otherwise available, we may not be able to make principal and interest payments on our outstanding debt, or dividend payments on our common stock even if we desire to pay cash dividends in the future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

At September 30, 2018, the Bank owns and maintains the premises in which the headquarters and six full-service financial centers are located, and leases a financial center in Glen Mills, Pennsylvania and in Villanova, Pennsylvania and private banking offices in Morristown, New Jersey and Palm Beach, Florida. The Bank also leases a representative office in Montchanin, Delaware. The location of each of the offices is as follows:

Paoli Headquarters	42 East Lancaster Avenue, Paoli, PA 19301
Paoli Financial Center	34 East Lancaster Avenue, Paoli, PA 19301
Malvern Financial Center	100 West King Street, Malvern, PA 19355
Coventry Financial Center	1000 Ridge Road, Pottstown, PA 19465
Berwyn Financial Center	650 Lancaster Avenue, Berwyn, PA 19312
Lionville Financial Center	537 West Uwchlan Avenue, Downingtown, PA 19335
Glen Mills Financial Center	940 Baltimore Pike, Glen Mills, PA 19342
Palm Beach Private Banking Office	205 Worth Avenue, Suite 308, Palm Beach, Florida 33480
Villanova Private Banking Office	801 East Lancaster Avenue, Villanova, PA 19085
Morristown Private Banking Office Montchanin Representative Office	163 Madison Avenue, 3rd Floor, Morristown, NJ 07960 16 W. Rockland Road, Montchanin, Delaware 19710

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “MLVF”. As of September 30, 2018, the Company had 405 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks. On September 28, 2018, the closing sale price was $23.95.

The following table sets forth the high and low closing sales price of a share of the Company’s common stock for the years ended September 30, 2018 and 2017.

	Year Ended September 30,
	2018		2017
	High	Low	High	Low
First Quarter	$28.20	$24.75	$21.25	$16.36
Second Quarter	$26.83	$21.00	$22.00	$19.35
Third Quarter	$27.25	$23.57	$24.60	$21.10
Fourth Quarter	$25.65	$22.78	$26.95	$22.50

For the years ended September 30, 2018 and 2017, no cash dividends per share of common stock were declared by the Company.

Stockholders Return Comparison

Set forth below is a line graph presentation comparing the cumulative stockholder return on the Company’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite, the SNL Mid-Atlantic Bank Index and the SNL Mid-Atlantic Thrift Index for the period from October 1, 2013 through September 30, 2018. Effective February 12, 2018, the bank converted from a federal savings bank charter to a national bank charter.

Malvern Bancorp, Inc.

	Period Ending
Index	09/30/13	09/30/14	09/30/15	09/30/16	09/30/17	09/30/18
Malvern Bancorp, Inc.	100.00	89.40	122.84	128.73	209.97	187.99
S&P 500 Index	100.00	119.73	119.00	137.36	162.92	192.10
SNL Mid-Atlantic U.S. Bank Index	100.00	114.66	117.45	124.02	181.73	198.92
SNL Mid-Atlantic U.S. Thrift Index	100.00	110.63	129.84	130.06	151.39	145.83

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of September 30, 2018 and 2017 and the selected consolidated summary of operating data for the years ended September 30, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of September 30, 2016, 2015 and 2014 and the selected consolidated summary of operating data for the years ended September 30, 2015 and 2014 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

	At September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Summary of Operating Data:
Total interest and dividend income	$40,030	$33,782	$25,244	$20,462	$20,167
Total interest expense	12,995	9,446	6,732	5,248	5,071
Net interest income	27,035	24,336	18,512	15,214	15,096
Provision for loan losses	954	2,791	947	90	263
Net interest income after provision for loan losses	26,081	21,545	17,565	15,124	14,833
Total other income	3,304	2,341	2,333	2,535	2,155
Total other expenses	17,803	15,147	13,922	13,961	16,644
Income tax expense (benefit)	4,276	2,922	(6,174)	(970)	(367)
Net income	$7,306	$5,817	$12,150	$4,668	$711
Earnings per share	$1.13	$0.90	$1.90	$0.73	$0.11

Statement of Financial Condition Data
Securities available for sale	$24,298	$14,587	$66,387	$128,354	$100,943
Securities held to maturity	30,092	34,915	40,551	57,221	—
Loans receivable, net	902,136	834,331	574,160	391,307	386,074
Total assets	1,033,951	1,046,012	821,272	655,690	542,264
Deposits	774,163	790,396	602,046	465,522	412,953
FHLB borrowings	118,000	118,000	118,000	103,000	48,000
Other short-term borrowing	2,500	5,000	—	—	—
Shareholders’ equity	110,823	102,520	96,157	82,749	77,160
Allowance for loan losses	9,021	8,405	5,434	4,667	4,589
Non-accrual loans in portfolio	2,687	1,038	1,617	1,399	2,391
Non-performing assets in portfolio	3,061	1,211	2,313	2,567	4,355
Performing troubled debt restructurings in portfolio	18,640	2,238	2,039	1,091	1,009
Non-performing assets and performing troubled debt restructurings in portfolio	21,701	3,449	4,352	3,658	5,364

	At September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Performance Ratios:
Return on average assets	0.69%	0.62%	1.61%	0.75%	0.12%
Return on average equity	6.88	5.93	14.07	5.79	0.94
Interest rate spread(1)	2.48	2.57	2.53	2.48	2.59
Net interest margin(2)	2.66	2.72	2.65	2.62	2.74
Non-interest expenses to average total assets	1.69	1.62	1.85	2.25	2.84
Efficiency ratio(3)	57.88	56.82	67.22	76.48	96.63

Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	0.30	0.12	0.28	0.35	0.62
Non-performing assets as a percent of total assets	0.30	0.12	0.28	0.39	0.80
Non-performing assets and performing troubled debt restructurings as a percent of total assets	2.10	0.33	0.53	0.56	0.99
Allowance for loan losses as a percent of gross loans	0.99	1.00	0.94	1.18	1.18
Allowance for loan losses as a percent of non-performing loans	293.65	694.04	234.93	333.60	191.93
Net (recovery) charge-offs to average loans outstanding	0.04	(0.02)	0.04	—	0.19

Capital Ratios(4):
Total risk-based capital to risk weighted assets	16.13	15.78	15.42	17.30	20.87
Tier 1 risk-based capital to risk weighted assets	15.09	14.75	14.50	16.21	19.62
Tangible capital to tangible assets	N/A	N/A	N/A	N/A	12.17
Tier 1 leverage (core) capital to adjustable tangible assets	12.71	12.02	10.98	11.01	12.17
Shareholders’ equity to total assets	10.72	9.80	11.71	12.62	14.23

(1)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(2)	Net interest income divided by average interest earning assets.
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

(4)	Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.

The following table presents the calculation of efficiency ratio.

	At September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Other expense	$17,803	$15,147	$13,922	$13,961	$16,644
Less: non-core items	844	159	111	639	—

Other expense, excluding non-core items	16,959	14,988	13,811	13,322	16,644

Net interest income (tax-equivalent basis)	27,183	24,498	18,777	15,400	15,152
Other income, excluding net investment securities gains and gains on sale of real estate (Non-GAAP)	2,118	1,878	1,768	2,020	2,072

Total	29,301	26,376	20,545	17,420	17,224

Efficiency ratio (Non-GAAP)	57.88%	56.82%	67.22%	76.48%	96.63%

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

See the first page of this Annual Report on Form 10-K for information regarding forward-looking statements.

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

The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates by loan category applied to current loan totals and qualitative factors. However, actual loan losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications. The allowance for loan losses is established through a provision for loan losses charged to expense. Management believes that the current allowance for loan losses will be adequate to absorb loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect our borrowers’ ability to pay.

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

Qualitative or environmental factors that may result in further adjustments to the quantitative analyses include items such as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, and value of underlying collateral. The total net adjustments due to all qualitative factors increased the allowance for loan losses by approximately $6.2 million and $4.6 million at September 30, 2018 and September 30, 2017, respectively.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2018, the Company had $15.6 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $3.2 million and $6.7 million at September 30, 2018 and at September 30, 2017, respectively. As a result of the previously disclosed enactment of the Tax Act, our total deferred tax assets decreased to $3.7 million at September 30, 2018 compared to $7.0 million at September 30, 2017. In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net deferred tax asset beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company did not have a DTA valuation allowance as of September 30, 2018 and September 30, 2017.

Due to the improvement in the Company’s earnings performance, both on a book (“GAAP”) and taxable income basis, the Company achieved five consecutive fiscal years of positive book (“GAAP”) income for the fiscal year ended September 30, 2018.

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

Improving Core Earnings. With interest rates steadily increasing and the FRB signaling additional interest rate hikes, the Bank is focusing on pricing its loan growth at floating rates or rate resets within 5 years. This focus throughout fiscal year-end 2018, partially impacted by higher deposit betas and borrowing costs, have allowed for an expansion in the Banks’ net interest margin. In an effort to continue consistent sustainable earnings, i.e. improve the net interest margin, we are implementing specific product and pricing strategies designed to increase the yield on loans and control the cost of funding. We are focused on increasing our core deposits, which we define as all deposit accounts other than certificates of deposit. At September 30, 2018, our core deposits amounted to 69.9% of total deposits ($541.2 million), compared to 65.6% of total deposits ($518.6 million) at September 30, 2017. We have continued our promotional efforts to increase core deposits. We review our deposit products on an ongoing basis and we are considering additional deposit products and are currently offering more flexible delivery options, such as mobile banking, as part of our efforts to increase core deposits. We expect to increase our commercial checking and business accounts and we plan to enhance our cross-marketing as part of our efforts to gain additional deposit relationships with our loan customers and private banking clients.

Maintain Low Levels of Problem Assets. We are continuing our efforts to maintain low levels of problem assets. At September 30, 2018, our total non-performing assets in portfolio were $3.1 million or 0.30% of total assets, reflecting a reduction of $1.3 million, or 29.5%, compared to $4.4 million of total non-performing assets at September 30, 2014 (when total non-performing assets amounted to 0.80% of total assets).

Growing Our Loan Portfolio and Resuming Commercial Real Estate and Construction and Development Lending. While commercial real estate loans and construction and development loans were the primary component of the portfolio in fiscal 2018, the Bank is focused on diversification of the mix moving into our fiscal 2019 year. That diversification will include owner occupied, C&I and 1-4 family loans. These loans are being underwritten in accordance with our strengthened loan underwriting standards and our enhanced credit review and administration procedures. With the continued improvements in economic conditions and real estate values, we believe that the continued lending strategy in a planned, deliberative fashion with the loan underwriting and administrative enhancements that we have implemented in recent periods, will increase our interest income and our returns in future periods.

Increasing Market Share Penetration. The Company continued to move forward with momentum in expanding our presence in key markets in fiscal 2018. We continue to execute on our business plans and are positioning the Company to take advantage of the growth activity we are achieving in our markets, which included our new representative office in Montchanin, Delaware. With the recent entry into Florida and Delaware markets, we are working to solidify and expand the service relationship with our new and existing customers. We remain excited by the potential to create incremental shareholder value from our strategic growth. We believe that our earnings performance demonstrates the Company’s commitment to achieving meaningful growth, an essential component of providing consistent and favorable long-term returns to our shareholders. However, while we continue to see an improvement in balance sheet strength and core earnings performance, we remain cautious about the credit stability of the broader markets. We operate in a competitive market area for banking products and services. In recent years, we have been working to increase our deposit share in Chester and Delaware counties and we increased our marketing and promotional efforts. In our effort to increase market share as well as non-interest income, we plan to evaluate increasing our business in non-traditional products, such as wealth management and insurance services.

Continuing to Provide Exceptional Customer Service. As a community-oriented bank, we take pride in providing exceptional customer service as a means to attract and retain customers. We deliver personalized service to our customers that distinguish us from the large regional banks operating in our market area. Our management team has strong ties to and deep roots in, the local community. We believe that we know our customers’ banking needs and can respond quickly to address them.

Introduction

The following sections discuss the Company’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended September 30, 2018 was $7.3 million as compared to $5.8 million earned in fiscal 2017 and $12.2 million earned in fiscal 2016. Our net income for fiscal 2018 increased by 25.6 percent compared to fiscal 2017. For fiscal 2018, the fully diluted earnings per common share was $1.13 as compared with $0.90 per share in fiscal 2017 and $1.90 per share in fiscal 2016. Net income prior to income tax expense was $11.6 million for 2018 and $8.7 million for 2017, an increase of $2.8 million or 32.5%.

For the year ended September 30, 2018, the Company’s return on average shareholders’ equity (‘‘ROE’’) was 6.88 percent and its return on average assets (‘‘ROA’’) was 0.69 percent. The comparable ratios for the year ended September 30, 2017 were ROE of 5.93 percent and ROA of 0.62 percent.

Earnings for fiscal 2018 benefitted from an increase in net interest income, as well as an increase in non-interest income. The increase in non-interest income was primarily a result of an increase in service charges and other fees, rental income, and a net gain on the sale of real estate, which were partially offset by a decrease in net gain on sale of investments, earnings on bank owned life insurance and net gain on sale of loans. The increase in non-interest expenses was due to increases in salaries and benefits, occupancy expenses, FDIC insurance, professional fees and other operating expenses. The increase was offset by decreases in advertising expenses, and data processing expense.

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

The following table shows the Company’s calculation of Net Interest Income and Margin on a Fully Tax-Equivalent Basis, non-GAAP financial measure.

	Year Ended September 30,
(Dollars in thousands)	2018	2017	2016
Net interest income	$27,035	$24,336	$18,512
Tax-equivalent adjustment, investment income(1)	55	153	255
Tax-equivalent adjustment, loan interest(1)	93	9	10

Net interest income on a fully tax-equivalent Basis (Non-GAAP)	$27,183	$24,498	$18,777

(1)	Computed using a federal income tax rate of 24.25 percent for the year ended September 30, 2018 and 34 percent for the years ended September 30, 2017 and 2016.

The following table presents the components of net interest income on a fully tax-equivalent basis, a non-GAAP measure, for the periods indicated, together with a reconciliation of net interest income as reported under GAAP.

	Year Ended September 30,
	2018			2017			2016
(Dollars in thousands)	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
Interest income:
Loans, including fees	$36,955	$6,105	19.79	$30,850	$9,634	45.41	$21,216	$4,724	28.64
Investment securities	1,400	(806)	(36.54)	2,206	(1,624)	(42.40)	3,830	57	1.51
Dividends, restricted stock	467	210	81.71	257	7	2.80	250	(61)	(19.61)
Interest-bearing cash accounts	1,356	725	114.90	631	418	196.24	213	141	195.83

Total interest income	40,178	6,234	18.37	33,944	8,435	33.07	25,509	4,861	23.54

Interest expense:
Deposits	9,200	2,964	47.53	6,236	1,699	37.45	4,537	1,106	32.24
Short-term borrowings	68	34	100.00	34	34	100.00	—	—	—
Long-term borrowings	2,200	24	1.10	2,176	(19)	(0.87)	2,195	378	20.80
Subordinated debt	1,527	527	52.70	1,000	1,000	100.00	—	—	—

Total interest expense	12,995	3,549	37.57	9,446	2,714	40.31	6,732	1,484	28.28

Net interest income on a fully tax- equivalent basis	27,183	2,685	10.96	24,498	5,721	30.47	18,777	3,377	21.93
Tax-equivalent adjustment(1)	(148)	14	8.64	(162)	103	38.87	(265)	(79)	42.47

Net interest income, as reported under GAAP	$27,035	$2,699	11.09	$24,336	$5,824	31.46	$18,512	$3,298	21.68

(1)	Computed using a federal income tax rate of 24.25 percent for the year ended September 30, 2018. Computed using a federal income tax rate of 34 percent for the years ended September 30, 2017 and 2016.

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

Net interest income on a fully tax-equivalent basis, a non-GAAP financial measure, for the year ended September 30, 2018 increased $2.7 million, or 11.0 percent, to $27.2 million, from $24.5 million for fiscal 2017. The Company’s net interest margin decreased six basis points to 2.66 percent in fiscal 2018 from 2.72 percent for the fiscal year ended September 30, 2017. From fiscal 2016 to fiscal 2017, net interest income on a tax equivalent basis increased by $5.7 million and the net interest margin increased by seven basis points. During fiscal 2018, our net interest margin was impacted by decreases in the yield on investments, as well as an increase in the cost of deposits and borrowings.

The increase in net interest income during fiscal 2018 was attributable in part to the slight increase in short-term interest rates that continued to increase throughout 2018. The Company experienced a slight decrease of

$444,000 in non-interest bearing deposits during fiscal 2018 and an increase of $14.9 million in interest-bearing demand, savings, money market and time deposits under $100,000 during fiscal 2018. During the twelve months ended September 30, 2018, the Company’s net interest spread decreased by nine basis points reflecting a 16 basis points increase in the average yield on interest-earning assets as well as a 25 basis points increase in the average interest rates paid on interest-bearing liabilities.

For the year ended September 30, 2018, average interest-earning assets increased by $121.5 million to $1,022.2 million, as compared with the year ended September 30, 2017. The fiscal 2018 change in average interest-earning asset volume was primarily due to increased loan volume. Average interest-bearing liabilities increased by $108.2 million in fiscal 2018 compared to fiscal 2017, due primarily to an increase in average interest-bearing deposits of $98.8 million and a $9.4 million increase in average borrowings.

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

The factors underlying the year-to-year changes in net interest income on a tax-equivalent basis, a non-GAAP financial measure, are reflected in the tables presented on page 30, each of which have been presented on a tax-equivalent basis (assuming a 24.25 percent tax rate for fiscal 2018, and a 34 percent tax rate for 2017 and 2016). The table on page 32 (Average Statements of Condition with Interest and Average Rates) shows the Company’s consolidated average balance of assets, liabilities and shareholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

Net Interest Margin on a Fully Tax-Equivalent Basis, Non-GAAP Financial Measure

The following table quantifies the impact on net interest income on a fully tax-equivalent basis, a non-GAAP financial measure, resulting from changes in average balances and average rates over the past three years. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Fiscal 2018/2017 Increase (Decrease) Due to Change in:			Fiscal 2017/2016 Increase (Decrease) Due to Change in:
(In thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$4,914	$1,191	$6,105	$9,628	$6	$9,634
Investment securities	(403)	(403)	(806)	(1,656)	32	(1,624)
Interest-bearing cash accounts	154	571	725	116	302	418
Dividends, restricted stock	91	119	210	9	(3)	6

Total interest-earning assets	4,756	1,478	6,234	8,097	337	8,434

Interest-bearing liabilities:
Money market deposits	381	1,137	1,518	599	597	1,196
Savings deposits	1	(2)	(1)	(1)	6	5
Certificates of deposit	(329)	620	291	440	(72)	368
Other interest-bearing deposits	203	953	1,156	20	110	130

Total interest-bearing deposits	256	2,708	2,964	1,058	641	1,699
Borrowings	219	366	585	403	611	1,014

Total interest-bearing liabilities	475	3,074	3,549	1,461	1,252	2,713

Change in net interest income	$4,281	$(1,596)	$2,685	$6,636	$(915)	$5,721

Interest income on a fully tax-equivalent basis, a non-GAAP financial measure, for the year ended September 30, 2018 increased by approximately $6.2 million or 18.4 percent as compared with the year ended September 30, 2017. This increase was due primarily to increases in the balances of the Company’s loans. Interest income on a fully tax-equivalent basis, a non-GAAP financial measure, for the year ended September 30, 2017 increased by approximately $8.4 million or 33.1 percent as compared with the year ended September 30, 2016. This increase was due primarily to increases in the balances of the Company’s loans.

The average balance of the Company’s loan portfolio increased $117.6 million in fiscal 2018 to $856.1 million from $738.5 million in fiscal 2017, primarily driven by an increase in commercial real estate loans.

The average loan portfolio represented approximately 83.7 percent of the Company’s interest-earning assets (on average) during fiscal 2018 and 82.0 percent for fiscal 2017. Average investment securities decreased during fiscal 2018 by $15.5 million compared to fiscal 2017. The average yield on interest-earning assets increased from 3.77 percent in fiscal 2017 to 3.93 percent in fiscal 2018.

Interest expense for the year ended September 30, 2018 was principally impacted by rate related factors. The changes resulted in increased expense of $3.5 million primarily due to an increase in rate paid on interest bearing liabilities and to a lesser degree, the $108.2 million increase in interest -bearing liabilities from fiscal 2017 to fiscal 2018. For the year ended September 30, 2017, interest expense increased $2.7 million as compared with fiscal 2016, principally reflecting an increase in deposits and borrowings. Average interest-bearing liabilities increased $158.5 million from fiscal 2016 to fiscal 2017.

The Company’s net interest spread on a fully tax-equivalent basis, a non-GAAP financial measure, (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) decreased nine basis points to 2.48 percent in fiscal 2018 from 2.57 percent for the year ended September 30, 2017. The decrease in fiscal 2018 reflected a spread decrease between yields earned on investments and an increase in overall cost of funds. The net interest spread increased four basis points in fiscal

2017 as compared with fiscal 2016, primarily as a result of an increase of spreads between yields earned on investments and interest-bearing cash accounts and rates paid for supporting funds.

The cost of total average interest-bearing liabilities increased to 1.45 percent, an increase of 25 basis points, for the year ended September 30, 2018, from 1.20 percent for the year ended September 30, 2017, which followed an increase of thirteen basis points from 1.07 percent for the year ended September 30, 2016.

The following table, ‘‘Average Statements of Condition with Interest and Average Rates’’, on a tax-equivalent basis presents for the years ended September 30, 2018, 2017 and 2016, the Company’s average assets, liabilities and shareholders’ equity. The Company’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

	Year Ended September 30,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$856,066	$36,955	4.32%	$738,496	$30,850	4.18%	$507,973	$21,216	4.18%
Investment securities	69,485	1,400	2.01	85,030	2,206	2.59	149,812	3,830	2.56
Deposits in other banks	89,304	1,356	1.52	71,754	631	0.88	46,429	213	0.46
FHLB stock	7,359	467	6.35	5,436	257	4.72	5,243	250	4.77

Total interest earning assets(1)	1,022,214	40,178	3.93	900,716	33,944	3.77	709,457	25,509	3.60

Non-interest earning assets
Cash and due from banks	1,524			1,789			15,585
Bank owned life insurance	19,173			18,683			18,165
Other assets	18,668			20,151			14,177
Allowance for loan losses	(8,629)			(6,930)			(4,968)

Total non-interest earning assets	30,736			33,693			42,959

Total assets	$1,052,950			$934,409			$752,416

	Year Ended September 30,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Money Market accounts	$277,449	$3,587	1.29%	$234,204	$2,069	0.88%	$138,997	$874	0.63%
Savings accounts	44,357	36	0.08	43,937	37	0.08	45,060	32	0.07
Certificate accounts	247,029	4,152	1.68	270,054	3,861	1.43	239,810	3,492	1.46
Other interest-bearing deposits	181,087	1,425	0.79	102,936	269	0.26	90,054	139	0.15

Total deposits	749,922	9,200	1.23	651,131	6,236	0.96	513,921	4,537	0.88
Borrowed funds	146,245	3,795	2.59	136,885	3,210	2.34	115,598	2,195	1.90

Total interest- bearing liabilities	896,167	12,995	1.45	788,016	9,446	1.20	629,519	6,732	1.07

Non-interest bearing liabilities
Demand deposits	42,821			40,759			31,263
Other liabilities	7,723			6,044			5,262

Total non-interest- bearing liabilities	50,544			46,803			36,525
Shareholders’ equity	106,239			99,590			86,372

Total liabilities and shareholders’ equity	$1,052,950			$934,409			$752,416

Net interest income (tax-equivalent basis)		$27,183			$24,498			$18,777

Net interest spread			2.48%			2.57%			2.53%

Net interest margin			2.66%			2.72%			2.65%

Tax-equivalent adjustment(2)		(148)			(162)			(265)

Net Interest income		$27,035			$24,336			$18,512

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)

The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 24.25 percent for fiscal years 2018.The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent for fiscal years 2017 and 2016.

Investment Portfolio

For the year ended September 30, 2018, the average volume of investment securities decreased by $15.5 million to approximately $69.5 million or 6.8 percent of average interest-earning assets, from $85.0 million on average, or 9.4 percent of average interest-earning assets, in fiscal 2017. At September 30, 2018, the total investment portfolio amounted to $54.4 million, an increase of $4.9 million from September 30, 2017. The increase in the investment portfolio was primarily due to the purchase of U.S. Treasury notes during the first quarter of fiscal 2018. At September 30, 2018, the principal components of the investment portfolio were government Treasury notes, government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, and equity securities.

During the year ended September 30, 2018, volume related factors and rate related factors each decreased investment revenue by $403,000. The tax-equivalent yield on investments decreased by 58 basis points to 2.01 percent from a yield of 2.59 percent during the year ended September 30, 2017. The decrease in the investment portfolio was attributed to the sales, amortization, and calls recorded during fiscal 2018. The yield on the portfolio decreased in fiscal 2018 compared to fiscal 2017 due primarily to lower rates earned on taxable securities.

As of September 30, 2018, the estimated fair value of the available-for-sale securities disclosed below was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2018, the Company held one U.S. government treasury note, two U.S. government agency securities, seventeen municipal bonds, four corporate securities, thirty-seven mortgage-backed securities, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2018 represents other-than-temporary impairment.

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

For fiscal 2018, no available-for-sale investment securities were sold. For fiscal 2017, proceeds of investment securities sold amounted to approximately $51.1 million. Gross realized gains on investment securities sold amounted to approximately $464,000, while gross realized losses amounted to approximately $1,000, for the period. For fiscal 2016, proceeds of investment securities sold amounted to approximately $62.8 million. Gross realized gains on investment securities sold amounted to approximately $595,000, while gross realized losses amounted to approximately $30,000, for the period.

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

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at September 30, 2018 on a contractual maturity basis.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
U.S. treasury notes	$9,996	1.61%	$—	—%	$—	—%	$—	—%	$9,996	$9.986	1.61%
State and municipal obligations	1,004	1.98	4,050	2.49	1,444	2.19	455	3.40	$6,953	6,887	2.54
Single issuer trust preferred security	—	—	—	—	1,000	2.97	—	—	1,000	921	2.97
Corporate debt securities	—	—	3,105	3.01	3,500	2.77	—	—	6,605	6,254	2.89
Mutual fund	—	—	250	2.00	—	—	—	—	250	250	2.00

Total	$11,000	1.80%	$7,405	2.34%	$5,944	2.66%	$455	3.40%	$24,804	$24,298	2.13%

Held to Maturity Securities:
U.S. government agencies and obligations	$1,000	1.21%	$999	1.37%	$—	—%	$—	—%	$1,999	1,979	1.29%
State and municipal obligations	—	—	—	—	1,863	2.24	6,318	1.49	8,181	8,115	1.66
Corporate debt securities	—	—	—	—	3,715	3.82	—	—	3,715	3,666	3.82
Mortgage- backed securities	—	—	—	—	806	1.86	15,391	1.76	16,197	15,208	1.76

Total	$1,000	1.21%	$999	1.37%	$6,384	2.97%	$21,709	1.70%	$30,092	$28,968	2.41%

Total Investment Securities	$12,000	1.59%	$8,404	2.21%	$12,328	2.89%	$22,164	1.80%	$54,896	$53,266	2.07%

For information regarding the carrying value of the investment portfolio, see Note 5 and Note 11 of the Notes to the Consolidated Financial Statements.

The following table sets forth the carrying value of the Company’s investment securities, as of September 30, for each of the last three years.

(In thousands)	2018	2017	2016
Investment Securities Available-for-Sale:
U.S. treasury notes	$9,986	$—	$—
State and municipal obligations	6,887	7,029	25,307
Single issuer trust preferred security	921	934	878
Corporate debt securities	6,254	6,374	40,202
Mutual Fund	250	250	—

Total available-for-sale	$24,298	$14,587	$66,387

Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$1,999	$2,999
State and municipal obligations	8,181	9,574	9,826
Corporate debt securities	3,715	3,818	3,916
Mortgage-backed securities:
Collateralized mortgage obligations, fixed- rate	16,197	19,524	23,810

Total held-to-maturity	$30,092	$34,915	$40,551

Total investment securities	$54,390	$49,502	$106,938

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

At September 30, 2018, total gross loans amounted to $910.6 million, an increase of $68.4 million or 8.1 percent as compared to September 30, 2017. For the year ended September 30, 2018, growth of $77.0 million in commercial loans and $4.7 million in residential mortgage loans were partially offset by decreases of $7.3 million in construction and development loans and $6.0 million in total consumer loans. Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

The average balance of our total loans increased $117.6 million or 15.9 percent for the year ended September 30, 2018 as compared to September 30, 2017, while the average yield on loans increased 14 basis points to 4.32% in fiscal 2018 from 4.18% in fiscal 2017. The increase in average total loan volume was due primarily to the volume of new loan originations. During fiscal 2018 compared to fiscal 2017, the volume-related factors during the period contributed to an increase of interest income on loans of $4.9 million, while the rate-related changes increased interest income by $1.2 million.

The following table presents information regarding the components of the Company’s loan portfolio on the dates indicated.

	September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Residential mortgage	$197,219	$192,500	$209,186	$214,958	$231,324
Construction and Development:
Residential and commercial	37,433	35,622	18,579	5,677	5,964
Land	9,221	18,377	10,013	2,142	1,033

Total construction and development	46,654	53,999	28,592	7,819	6,997
Commercial:
Commercial real estate	493,929	437,760	231,439	87,686	71,579
Multi-family	45,102	39,768	19,515	7,444	1,032
Farmland	12,066	1,723	—	—	—
Other	80,059	74,837	38,779	13,380	5,480

Total commercial	631,156	554,088	289,733	108,510	78,091
Consumer:
Home equity lines of credit	14,884	16,509	19,757	22,919	22,292
Second mortgages	18,363	22,480	29,204	37,633	47,034
Other	2,315	2,570	1,914	2,359	2,839

Total consumer	35,562	41,559	50,875	62,911	72,165

Total loans	910,591	842,146	578,386	394,198	388,577
Deferred loan fees and costs, net	566	590	1,208	1,776	2,086
Allowance for loan losses	(9,021)	(8,405)	(5,434)	(4,667)	(4,589)

Loans receivable, net	$902,136	$834,331	$574,160	$391,307	$386,074

At September 30, 2018, our net loan portfolio totaled $902.1 million or 87.3% of total assets. Our principal lending activity has been the origination of commercial and commercial real estate loans. Through our loan policy strict underwriting guidelines maintain low average loan-to-value (“LTV”) ratios, maximum gross debt ratios and minimum debt coverage ratios. We have invested in software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance. Our Credit Department’s primary focus has been to review and maintain the loan portfolio, along with the review of underwriting of all new credits.

In prior years, the Company purchased single-family residential mortgage loans and consumer loans from a network of mortgage brokers.

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

Residential Lending. Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2018, $197.2 million, or 21.7%, of our total loans in portfolio consisted of single-family residential mortgage loans. During fiscal 2018, we had $60,000 of charge-offs of residential loans, as compared to zero charge-offs at fiscal 2017.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. Applications for one- to four-family residential mortgage loans are taken by our loan origination officers and are accepted at any of our banking offices and are then referred to the lending department at our Morristown office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three, five or seven years and then adjusts annually. However, due to the low interest rate environment and demand for fixed rate products, we have not originated a significant amount of ARM loans in recent years. At September 30, 2018, $57.6 million, or 29.2%, of our one- to four-family residential mortgage loans consisted of ARM loans.

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

Construction and Development Loans. The amount of our outstanding construction and development loans in portfolio decreased to $46.7 million or 5.1% of gross loans at September 30, 2018 from $54.0 million or 6.4% of total loans as of September 30, 2017. From October 2009 through September 30, 2013, we ceased originating any new construction and development loans, with certain limited exceptions. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction loans also include single-family residential construction loans which may if approved convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm” loans). During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed. On residential construction to perm loans the interest rate is as approved. Upon the earlier of the completion of construction or one year, these loans if approved by the appropriate approving authority convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans.

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

Our loan portfolio included six loans secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $9.2 million, constituting 1.0% of total loans, at September 30, 2018.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2018, $442,000, or 4.9 percent, of our allowance for loan losses was attributed to construction and development loans. We had no loans in non-performing construction and development loans in portfolio at September 30, 2018 and at September 30, 2017. At September 30, 2018 and 2017, we had $76,000 and $94,000, respectively, in construction and development loans that were performing troubled debt restructurings.

Commercial Lending. At September 30, 2018, our loans in portfolio secured by commercial real estate amounted to $493.9 million and constituted 54.2 percent of our gross loans at such date. During the year ended September 30, 2018, the commercial real estate loan portfolio increased by $56.2 million, or 12.8 percent. During fiscal 2018, we had $276,000 of charge-offs of commercial real estate loans and $45,000 of charge-offs of other commercial loans, as compared to zero charge-offs for fiscal 2017.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in our market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with amortization typically not greater than 25 years and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon the index rate plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan. Prepayment fees are charged on most loans in the event of early repayment. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2018, we had one non-accruing commercial real estate mortgage loan with an outstanding balance of approximately $520,000 and an aggregate of $18.7 million of our commercial real estate loans at such date were classified for regulatory reporting purposes as substandard. As of September 30, 2018, $4.4 million, or 48.6% of our allowance for loan losses was allocated to commercial real estate mortgage loans. In addition, at September 30, 2018 and 2017, we had no real estate owned which were acquired from foreclosures, or our acceptance of a deed-in-lieu of foreclosure, on commercial real estate loans. As of September 30, 2018, our commercial real estate loans held in portfolio that were deemed performing troubled debt restructurings increased to $16.9 million from $554,000 at September 30, 2017 primarily due to two commercial real estate loans with an aggregate outstanding balance of approximately $16.4 million moving to performing troubled debt restructured (“TDR”) status in the second fiscal quarter of 2018. In November 2018, one TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as a result the Company is in the process of accepting a deed in lieu.

At September 30, 2018, our loan portfolio included 14 loans with an aggregate book value of $45.1 million secured by multi-family (more than four units) properties, constituting 5.0% of our gross loans at such date. As of September 30, 2018, we had no non-accruing multi-family loans.

At September 30, 2018, we had $80.1 million in commercial business loans (8.8% of gross loans outstanding) in portfolio. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area. The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

Generally, commercial business loans (“other commercial loans”) are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2018, we had no non-accruing other commercial loans in our loan portfolio. At such date, $467,000 or 5.2% of the allowance for loan losses was allocated to other commercial loans. At September 30, 2018 and 2017, we held no other commercial loans in portfolio that were deemed performing troubled debt restructurings.

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

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $35.6 million or 3.9% of our total loan portfolio at September 30, 2018. The largest components of our consumer loans are loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $18.4 million at September 30, 2018, and home equity lines of credit, which amounted to $14.9 million at such date. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity lines of credit are variable rate loans tied to the prime rate. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 15 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that the maximum loan-to-value ratio on our home equity lines of credit is 80%, when Malvern Bank has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 75%, when the Bank does not have the first mortgage. At September 30, 2018, the unused portion of our home equity lines of credit was $26.5 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the year ended September 30, 2018, we charged-off $90,000 of consumer loans mostly consisting of second mortgage loans, as compared to $223,000 of charge-offs at fiscal 2017. We are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses. As of September 30, 2018, we had an aggregate of $324,000 of non-accruing second mortgage loans and home equity lines of credit, representing an increase of $112,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2017. At September 30, 2018, $1.1 million of our consumer loans were classified as substandard consumer loans. At September 30, 2018, an aggregate of $408,000 of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

The following table presents the contractual maturity of our loans held in portfolio at September 30, 2018. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	At September 30, 2018, Maturing
	In One Year or Less	After One Years Through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$111	$5,905	$191,203	$197,219
Construction and Development:
Residential and commercial	33,141	4,292	—	37,433
Land	6,310	2,463	448	9,221

Total construction and development	39,451	6,755	448	46,654
Commercial:
Commercial real estate	56,761	77,388	359,780	493,929
Farmland	—	10,391	1,675	12,066
Multi-family	13,857	13,226	18,019	45,102
Other	33,978	33,293	12,788	80,059

Total commercial	104,596	134,298	392,262	631,156
Consumer:
Home equity lines of credit	—	—	14,884	14,884
Second mortgages	25	3,776	14,562	18,363
Other	35	1,926	354	2,315

Total consumer	60	5,702	29,800	35,562

Total	$144,218	$152,660	$613,713	$910,591

Loans with:
Fixed rates	$5,926	$24,659	$264,886	$295,471
Variable rates	138,292	128,001	348,827	615,120

Total	$144,218	$152,660	$613,713	$910,591

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such qualitative factors as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, value of underlying collateral, the level and trend of interest rates, and peer group statistics are also reviewed. At fiscal 2018 year-end, the level of the allowance was $9.0 million as compared to a level of $8.4 million at September 30, 2017. The Company made loan loss provisions of $954,000 in fiscal 2018 compared with $2.8 million in fiscal 2017 and $947,000 in fiscal 2016. The level of the allowance during the respective annual fiscal periods of 2018, 2017 and 2016 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Company’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2018, the allowance for loan losses amounted to 0.99 percent of total loans. In management’s view, the level of the allowance at September 30, 2018 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a ‘‘Forward Looking Statement’’ under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting Pennsylvania real estate and a further deterioration of the economic climate, as well as, operating, regulatory and other conditions beyond the Company’s control. The allowance for loan losses as a percentage of total loans amounted to 0.99 percent, 1.00 percent and 0.94 percent at September 30, 2018, 2017 and 2016, respectively. Provision expense was added throughout the fiscal year commensurate with loan growth.

Net charge-offs were $338,000 in fiscal 2018, compared to net recoveries of $180,000 in fiscal 2017 and net charge-offs of $180,000 in fiscal 2016. During fiscal 2018, the Company experienced an increase in charge-offs and a decrease in recoveries compared to fiscal 2017. Charge-offs were higher in most of the portfolio segments in fiscal 2018 than in fiscal 2017. Charge-offs related to residential mortgage loans, commercial real estate loans, and other commercial loans increased $60,000, $276,000, and $45,000, respectively in fiscal 2018 compared to fiscal 2017.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average loans outstanding	$856,066	$738,496	$507,973	$384,125	$407,169
Total loans at end of period	$910,591	$842,146	$578,386	$394,198	$388,577
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$8,405	$5,434	$4,667	$4,589	$5,090
Charge-offs:
Residential mortgage	60	—	9	—	83
Construction and Development:
Residential and commercial	—	—	91	1	37
Commercial:
Commercial real estate	276	—	99	48	183
Other	45	—	—	—	—
Consumer:
Home equity lines of credit	—	—	—	—	14
Second mortgages	88	218	291	138	618
Other	2	5	70	34	6

Total charge-offs	471	223	560	221	941

Recoveries:
Residential mortgage	58	2	17	17	23
Construction and Development:
Residential and commercial	—	90	243	98	1
Commercial:
Commercial real estate	11	40	3	9	9
Other	4	9	3	3	3
Consumer:
Home equity lines of credit	1	18	1	2	1
Second mortgages	52	232	100	69	136
Other	7	12	13	11	4

Total recoveries	133	403	380	209	177

Net charge-offs (recoveries)	338	(180)	180	12	764

Provision for loan losses	954	2,791	947	90	263

Balance at end of year	$9,021	$8,405	$5,434	$4,667	$4,589

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.04%	(0.02)%	0.04%	0.00%	0.19%
Allowance for loan losses as a percentage of total loans at end of year	0.99%	1.00%	0.94%	1.18%	1.18%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2018		2017		2016		2015		2014
	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans
	(Dollars in thousands)
Residential mortgage	$1,062	21.7%	$1,004	22.8%	$1,201	36.2%	$1,486	54.5%	$1,672	59.5%
Construction and Development:
Residential and commercial	393	4.1	523	4.2	199	3.2	30	1.5	291	1.5
Land loans	49	1.0	132	2.2	97	1.7	35	0.5	13	0.3
Commercial:
Commercial real estate	5,031	54.2	3,581	52.0	1,874	40.0	1,235	22.2	1,248	18.4
Farmland	66	1.3	9	0.2
Multi-family	232	5.0	224	4.7	109	3.4	104	1.9	29	0.3
Other	467	8.8	541	8.9	158	6.7	108	3.4	50	1.4
Consumer:
Home equity lines of credit	82	1.6	90	2.0	116	3.4	139	5.8	168	5.8
Second mortgages	326	2.0	402	2.7	467	5.0	761	9.6	1,033	12.1
Other	51	0.3	27	0.3	34	0.4	24	0.6	23	0.7

Total allocated	7,759	100.0	6,533	100.0	4,255	100.0	3,922	100.0	4,527	100.0

Unallocated	1,262	—	1,872	—	1,179	—	745	—	62	—

Balance at end of period	$9,021	100.0%	$8,405	100.0%	$5,434	100.0%	$4,667	100.0%	$4,589	100.0%

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

	At September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Non-accrual loans	$2,687	$1,038	$1,617	$1,399	$2,391
Accruing loans past due 90 days or more	374	173	696	—	—

Total non-performing loans	3,061	1,211	2,313	1,399	2,391
Other real estate owned	—	—	—	1,168	1,964

Total non-performing assets	$3,061	$1,211	$2,313	$2,567	$4,355

Troubled debt restructured loans — performing	$18,640	$2,238	$2,039	$1,091	$1,009

At September 30, 2018, non-performing assets totaled $3.1 million, or 0.30% of total assets, as compared with $1.2 million, or 0.12%, at September 30, 2017. The increase in non-performing assets at September 30, 2018 compared to September 30, 2017 was primarily due to the addition of eight residential mortgage loans with an aggregate outstanding balance of approximately $1.3 million, one commercial loan with an outstanding balance of approximately $520,000 and ten consumer loans with an aggregate outstanding balance of approximately $306,000 moving into non-accrual status and a $308,000 increase in residential mortgage loans receivable greater than 90 days and accruing.

TDR loans, totaled $18.9 million and $2.3 million at September 30, 2018 and at September 30, 2017, respectively. A total of $18.6 million and $2.2 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at September 30, 2018 and September 30, 2017, respectively. At September 30, 2018, three troubled debt restructured loans with an outstanding balance of approximately $289,000, were deemed non-performing, while one troubled debt restructured loan with an outstanding balance of approximately $22,000 was deemed non-performing at September 30, 2017. The performing troubled debt restructured loans increased by $16.4 million at September 30, 2018 compared to September 30, 2017 primarily due to two commercial real estate loans with an aggregate outstanding balance of approximately $16.4 million moving to performing TDR status in the second fiscal quarter of 2018. In November 2018, one TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as a result the Company is in the process of accepting a deed in lieu.

Total non-performing assets decreased $1.1 million from September 30, 2016 to September 30, 2017. The reduction in non-performing assets from September 30, 2016 was attributable to four loans with an outstanding balance of approximately $435,000 at September 30, 2016 which were returned to accruing status during fiscal 2017, as well as, an aggregate balance of $413,000 of paid-offs loans, principal payments of $180,000, offset in part by the addition of three single residential loans (totaling approximately $318,000) and two consumer loans (totaling approximately $151,000) into non-accrual status.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended September 30, 2018.

	Year Ended September 30,
	2018	2017	Increase (Decrease)	% Change	2017	2016	Increase (Decrease	% Change
	(Dollars in thousands)
Service charges and other fees	$1,268	$992	$276	27.82%	$992	$923	$69	7.48%
Rental income-other	268	227	41	18.06	227	211	16	7.58
Net gains on sale of investments	—	463	(463)	(100.00)	463	565	(102)	(18.05)
Net gains on sale of loans	102	154	(52)	(33.77)	154	116	38	32.76
Net gains on sale of real estate	1,186	—	1,186	100.00	—	1	(1)	(100.00)
Earnings on bank-owned life insurance	480	505	(25)	(4.95)	505	517	(12)	(2.32)

Total other income	$3,304	$2,341	$963	41.14%	$2,341	$2,333	$8	0.34%

For the year ended September 30, 2018, total other income increased $963,000 compared to fiscal 2017. This was primarily as a result of a $1.2 million net gain on the sale of the Exton, Pennsylvania branch location, an increase of $276,000 in other fees and service charges and a $41,000 increase in rental income partially offset by a $463,000 decrease in net gains on sales of investment securities, a $52,000 decrease in net gains on sale of loans, and a $25,000 decrease in earnings on bank-owned insurance.

Excluding net investment securities gains and losses and net gains on sale of real estate, a non-GAAP measure, the Company recorded other income of $2.1 million for the twelve months ended September 30, 2018 compared to $1.9 million for the comparable period in fiscal 2017, an increase of $240,000, or 12.8 percent.

For fiscal 2017, total other income increased $8,000 compared to fiscal 2016. This was primarily a result of a $69,000 increase in service charges, a $16,000 increase in rental income, and an increase of $38,000 in net gain on sale of loans, partially offset by a decrease of $102,000 in net gains on sales of investment securities and a decrease in earnings on bank-owned insurance of $12,000.

Excluding net securities gains and losses, a non-GAAP measure, the Company recorded other income of $1.9 million for the twelve months ended September 30, 2017 compared to $1.8 million for the comparable period in fiscal 2016, an increase of $110,000, or 6.2 percent.

The Company’s other income is presented in the table below excluding net investment security gains and gains on sale of real estate.

	For the Year Ended September 30,
	2018	2017	2016
	(In thousands)
Other income (GAAP basis)	$3,304	$2,341	$2,333
Less: Net investment securities gains and gains on sale of real estate	1,186	463	565

Other income, excluding net investment securities gains and gains on sale of real estate (Non-GAAP)	$2,118	$1,878	$1,768

Other Expense

The following table presents the principal categories of other expense for each of the years in the three-year period ended September 30, 2018.

	Year Ended September 30,
	2018	2017	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
	( Dollars in thousands)
Salaries and employee benefits	$8,193	$7,114	$1,079	15.17%	$7,114	$6,290	$824	13.10%
Occupancy expense	2,295	2,084	211	10.12	2,084	1,820	264	14.51
Federal deposit insurance premium	298	244	54	22.13	244	579	(335)	(57.86)
Advertising	152	216	(64)	(29.63)	216	131	85	64.89
Data processing	1,098	1,195	(97)	(8.12)	1,195	1,128	67	5.94
Professional fees	2,891	1,894	997	52.64	1,894	1,683	211	12.54
Other operating expense	2,876	2,400	476	19.83	2,400	2,291	109	4.76

Total other expense	$17,803	$15,147	$2,656	17.53%	$15,147	$13,922	$1,225	8.80%

Total other expense increased $2.7 million, or 17.5 percent, in fiscal 2018 from fiscal 2017 as compared with an increase of $1.2 million, or 8.8 percent, from fiscal 2016 to fiscal 2017. The increase from fiscal 2017 to fiscal 2018 was primarily reflected increases in salaries and employee benefits of $1.1 million, a $997,000 increase in professional fees, a $476,000 increase in other operating expense, a $211,000 increase in occupancy expense, and a $54,000 increase in the federal deposit insurance premium. The increase was partially offset by a $97,000 decrease in data processing expense and a $64,000 decrease in advertising expense.

Prudent management of operating expenses has been and will continue to be a key objective of management in an effort to improve earnings performance. The Company’s ratio of other expenses to average assets increased slightly to 1.69 percent in fiscal 2018 compared to 1.62 percent in fiscal 2017 and was 1.85 percent in fiscal 2016.

Salaries and employee benefits increased $1.1 million or 15.2 percent in fiscal 2018 compared to fiscal 2017 and increased $824,000 or 13.1 percent from fiscal 2016 to fiscal 2017. The increase in salaries and employee benefits during fiscal 2018 primarily reflects higher compensation to officers and employees to support overall franchise growth. Salaries and employee benefits accounted for 46.0 percent of total non-interest expense in fiscal 2018, as compared to 47.0 percent and 45.2 percent in fiscal 2017 and fiscal 2016, respectively.

Occupancy expense for fiscal 2018 increased by $211,000 or 10.1 percent, over fiscal 2017. Occupancy expense for fiscal 2017 increased by $264,000 or 14.5 percent, compared to fiscal 2016. The increase in occupancy expense during fiscal 2018 was primarily due to an increase in rent expense of $141,000, a $61,000 increase in depreciation expense, and a $16,000 increase in building and equipment maintenance expense.

Federal deposit insurance premium for fiscal 2018 increased $54,000, or 22.1 percent, compared to fiscal 2017. The increase in the federal deposit insurance premium is due to adjustments in fiscal 2018 as a result of the new regulatory calculation in fiscal 2017. For the year ended September 30, 2017, FDIC insurance expense decreased $335,000 compared to fiscal 2016. The decrease in the federal deposit insurance premium for fiscal 2017 is due to the new regulatory calculation.

Advertising expense for fiscal 2018 decreased $64,000, or 29.6 percent, compared to fiscal 2017. The decrease for fiscal 2018 is due to decrease in advertising retainers. For fiscal 2017, these expenses increased $85,000, or 64.9 percent compared to fiscal 2016.

Data processing expense for fiscal 2018 decreased $97,000, or 8.1 percent, compared to fiscal 2017. For fiscal 2017, data processing expense increased $67,000, or 5.9 percent, over fiscal 2016.

Professional fees for fiscal 2018 increased $997,000, or 52.6 percent, compared to fiscal 2017. Professional fees reflect increased legal and accounting fees for the period related to prior period restatements, which the Company does not expect to continue into future periods. The increase is due to a $720,000 increase in legal fees, a $227,000 increase in fees associated with audit and accounting services, a $45,000 increase in fees associated with other professional services, and an increase of $5,000 in fees associated with payroll services. Professional fees increased $211,000 in fiscal 2017 from fiscal 2016 primarily due to a $130,000 increase in legal fees and a $132,000 increase in fees associated with professional services. The increase was offset by $53,000 reduction in fees associated with audit and accounting services.

Other operating expense increased in fiscal 2018 by approximately $476,000, or 19.8 percent, compared to fiscal 2017. The increase during the year ended September 30, 2018 was primarily due to a $118,000 increase in subordinated debt amortization costs, a $40,000 increase in business expenses related to personnel agency fees, a $39,000 increase in expenses associated with the OCC assessment, and a $172,000 decrease in other real estate owned credits. Other operating expense increased in fiscal 2017 by approximately $109,000, or 4.8 percent, compared to fiscal 2016. The increase during the year ended September 30, 2017 was primarily due to a $41,000 increase in business expenses related to entertainment and meals and auto expense, and a $37,000 increase in expenses associated with annual credit review such as appraisals.

Provision for Income Taxes

The Company recorded $4.3 million in income tax expense in fiscal 2018, compared to $2.9 million in income tax expense in fiscal 2017 and $6.2 million in income tax benefit in fiscal 2016, respectively. The effective tax rates for the Company for the years ended September 30, 2018, 2017 and 2016 were 36.9 percent, 33.4 percent and (103.3) percent, respectively. For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

In the first quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The rate change was administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the fiscal year is 24.25%. Net deferred income taxes decreased $3.5 million to $3.2 million at September 30, 2018 compared to $6.7 million at September 30, 2017.

In addition, we recognized a tax expense in our tax provision for the quarter ended December 31, 2017 related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the first three months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $2.0 million during the quarter ended December 31, 2017. This amount is the result of a reduction of $323,000 in income tax expense for the three-month period ended December 31, 2017 related to the lower corporate rate and a $2.3 million increase from the application of the newly enacted rates to existing deferred tax assets balances.

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

At September 30, 2018, the Company reflected a negative interest sensitivity gap with an interest sensitivity ratio of 0.91:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2018, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2018, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2018, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$268,573	$44,853	$221,268	$198,266	$174,565	$907,525
Investment securities and restricted securities	18,278	5,751	10,217	9,438	19,732	63,416
Other interest-earning assets	29,271	—	—	—	—	29,271

Total interest-earning assets	316,122	50,604	231,485	207,704	194,297	1,000,212

Interest-bearing liabilities:
Demand and NOW accounts	8,932	8,932	35,728	35,728	116,472	205,792
Money market accounts	25,172	25,172	100,689	96,670	924	248,627
Savings accounts	1,938	1,938	7,752	7,752	25,271	44,651
Certificate accounts	71,004	39,871	93,933	11,064	17,063	232,935
FHLB advances	87,500	5,000	28,000	25,000	—	145,500

Total interest-bearing liabilities	194,546	80,913	266,102	176,214	159,730	877,505

Interest-earning assets less interest-bearing liabilities	$121,576	$(30,309)	$(34,617)	$31,490	$34,567	$122,707

Cumulative interest-rate sensitivity gap(3)	$121,576	$91,267	$56,650	$88,140	$122,707

Cumulative interest-rate gap as a percentage of total assets at September 30, 2018	11.76%	8.83%	5.48%	8.52%	11.87%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2018	162.49%	133.13%	110.46%	112.28%	113.98%

(1)

Interest-earning assets are included in the period in which the balances are expected to be redeployed and /or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loans fees.
(3)	Interest-rate sensitivity gap represents the net cumulative difference between interest-earning assets and interest- bearing liabilities.

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

The table below sets forth as of September 30, 2018 and 2017, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.

Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points)(1)	As of September 30, 2018			As of September 30, 2017
	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)
+300	$124,186	$(25,162)	(17)%	$110,780	$(20,923)	(16)%
+200	133,197	(16,151)	(11)	119,631	(12,072)	(9)
+100	142,132	(7,216)	(5)	127,334	(4,369)	(3)
0	149,348	—	—	131,703	—	—
-100	152,538	3,190	2	134,634	2,931	2

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2018.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$28,187	$1,588	5.97%
100	27,437	838	3.15
Static	26,599	—	—
(100)	25,812	(787)	(2.96)

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

At September 30, 2018, the Company had $30.8 million in cash and cash equivalents compared to $117.1 million at September 30, 2017. In addition, our investment securities available-for-sale amounted to $24.3 million at September 30, 2018 and $14.6 million at September 30, 2017.

Deposits

Total deposits decreased to $774.2 million at September 30, 2018 from $790.4 million at September 30, 2017. Total interest-bearing deposits decreased from $748.3 million at September 30, 2017 to $732.5 million at September 30, 2018, a decrease of $15.8 million or 21.1 percent. Interest-bearing demand, savings, money market and time deposits under $100,000 increased $14.9 million to a total of $572.6 million at September 30, 2018 as compared to $557.7 million at September 30, 2017. Time deposits $100,000 and over decreased $30.7 million at September 30, 2018 as compared to September 30, 2017. Time deposits $100,000 and over represented 20.7 percent of total deposits at September 30, 2018 compared to 24.1 percent at September 30, 2017. We had brokered deposits totaling $88.3 million at September 30, 2018 compared to $103.7 million at September 30, 2017.

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $541.2 million at September 30, 2018 increased by $22.6 million, or 4.4 percent, from September 30, 2017. Total demand deposits, savings and money market accounts were 69.9 percent of total deposits at September 30, 2018 and 65.6 percent at September 30, 2017. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts and certificates of deposit greater than $100,000) as a percentage of total deposits. This number increased by $19.1 million, or 5.7 percent, from $337.7 million at September 30, 2017 to $356.8 million at September 30, 2018 and represented 46.1 percent of total deposits at September 30, 2018 as compared with 42.7 percent at September 30, 2017.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during fiscal 2018.

The following table depicts the Company’s core deposit mix at September 30, 2018 and 2017 based on the Company’s alternative calculation:

	September 30,
	2018		2017		Net Change 2018 vs. 2017
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Non interest-bearing demand	$41,677	11.7%	$42,121	12.5%	$(444)
Interest-bearing demand	184,073	51.6	155,579	46.1	28,494
Savings	44,642	12.5	44,526	13.2	116
Money market deposits under $100,000	13,374	3.7	14,299	4.2	(925)
Certificates of deposit under $100,000	73,013	20.5	81,166	24.0	(8,153)

Total core deposits	$356,779	100.0%	$337,691	100.0%	$19,088

Total deposits	$774,163		$790,396		$(16,233)
Core deposits to total deposits		46.1%		42.7%

At September 30, 2018, our certificates of deposit and other time deposits with a balance of $100,000 or more amounted to $159.9 million, of which $86.8 million are scheduled to mature within twelve months. At September 30, 2018, the weighted average remaining maturity of our certificate of deposit accounts was 19.4 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $100,000 or more.

Amount
(In thousands)
Maturity Period:
Three months or less	$29,563
Over three months through six months	26,653
Over six months through twelve months	30,605
Over twelve months	73,102

Total	$159,923

Borrowings

Borrowings from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2018 and 2017, the Company’s outstanding balance of FHLB advance, totaled $118.0 million. Of the $118.0 million in advances, $28.0 million represents long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $55.0 million, representing five separate advances maturing during fiscal year 2019. At September 30, 2018, there were two short-term FHLB advances totaling $35.0 million of fixed-rate borrowing with rollover of 90 days.

During fiscal 2018 the Company had purchased securities sold under agreements to repurchase as a short-term funding source. At September 30, 2018, the Company had $2.5 million in securities sold under agreements to repurchase at a rate of 2.5%. At September 30, 2017, the Company had $5.0 million in securities sold under agreements to repurchase at a rate of 1.46%. The Company had no securities sold under agreements to repurchase at September 30, 2016.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the year ended September 30, 2018, cash and cash equivalents decreased by $86.3 million over the balance at September 30, 2017. Net cash of $9.1 million was provided by operating activities in fiscal 2018 compared to net cash of $9.8 million provided by operating activities in fiscal 2017. Net cash used in investing activities amounted to approximately $76.4 million in fiscal 2018 compared to net cash used in investing activities of approximately $207.0 million in fiscal 2017. Net cash of $19.0 million was used in financing activities in fiscal 2018 compared to net cash of $217.5 million provided by financing activities in fiscal 2017.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2018.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$35,070	$84,400	$—	$—	$119,470
Certificates of deposit(1)	112,878	95,791	11,286	17,420	237,375
Operating lease obligations	514	966	950	1,285	3,715

Total contractual obligations	$148,462	$181,157	$12,236	$18,705	$360,560

(1)	Includes interest payments.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017
	(In thousands)
Commitments to extend credit:(1)
Future loan commitments	$52,390	$80,273
Undisbursed construction loans	25,128	37,064
Undisbursed home equity lines of credit	26,498	26,440
Undisbursed Commercial lines of credit	71,391	55,346
Overdraft protection lines	1,312	1,339
Standby letters of credit	7,122	4,650

Total commitments	$183,841	$205,112

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Shareholders’ Equity

Total shareholders’ equity amounted to $110.8 million, or 10.7 percent of total assets, at September 30, 2018, compared to $102.5 million, or 9.8 percent of total assets at September 30, 2017. Book value per common share was $16.84 at September 30, 2018, compared to $15.60 at September 30, 2017.

Capital

At September 30, 2018, the Bank’s common equity tier 1 ratio was 15.09 percent, tier 1 leverage ratio was 12.71 percent, tier 1 risk-based capital ratio was 15.09 percent and the total risk-based capital ratio was 16.13 percent. At September 30, 2017, the Bank’s common equity tier 1 ratio was 14.75 percent, tier 1 leverage ratio was 12.02 percent, tier 1 risk-based capital ratio was 14.75 percent and the total risk-based capital ratio was 15.78 percent. At September 30, 2018, the Bank was in compliance with all applicable regulatory capital requirements.

At September 30, 2018, the Company’s common equity tier 1 ratio was 12.62 percent, tier 1 leverage ratio was 10.63 percent, tier 1 risk-based capital ratio was 12.62 percent and the total risk-based capital ratio was 16.45 percent. At September 30, 2017, the Company’s common equity tier 1 ratio was 12.28 percent, tier 1 leverage ratio was 10.00 percent, tier 1 risk-based capital ratio was 12.28 percent and the total risk-based capital ratio was 16.27 percent. At September 30, 2018, the Bank was in compliance with all applicable regulatory capital requirements.

Looking Forward

As previously disclosed in the Company’s Form 8-K filed on October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.4 million (after deducting the underwriting discount and other estimated offering expenses).

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

This ‘‘Looking Forward’’ discussion constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above, on the first page of this Annual Report on Form 10-K and in other sections of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management” in Item 7 hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of Malvern Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2018.

Allentown, Pennsylvania

December 14, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Paoli, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Malvern Bancorp, Inc. and its subsidiaries (collectively the “Company”) as of September 30, 2017 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Bancorp, Inc. and its subsidiaries at September 30, 2017, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

December 29, 2017

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2018	2017
	(Dollars in thousands, except per share and share data)
Assets
Cash and due from depository institutions	$1,563	$1,615
Interest bearing deposits in depository institutions	29,271	115,521

Cash and Cash Equivalents	30,834	117,136
Investment securities available for sale, at fair value (amortized cost of $24,804 and $14,869 at September 30, 2018 and 2017, respectively)	24,298	14,587
Investment securities held to maturity, at cost (fair value of $28,968 and $34,566 at September 30, 2018 and 2017, respectively)	30,092	34,915
Restricted stock, at cost	8,537	5,559
Loans receivable, net of allowance for loan losses of $9,021 and $8,405 at September 30, 2018 and 2017, respectively	902,136	834,331
Accrued interest receivable	3,800	3,139
Property and equipment, net	7,181	7,507
Deferred income taxes, net	3,195	6,671
Bank-owned life insurance	19,403	18,923
Other assets	4,475	3,244

Total Assets	$1,033,951	$1,046,012

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Deposits-noninterest-bearing	$41,677	$42,121
Deposits-interest-bearing	732,486	748,275

Total Deposits	774,163	790,396
FHLB advances	118,000	118,000
Other short-term borrowings	2,500	5,000
Subordinated debt	24,461	24,303
Advances from borrowers for taxes and insurance	1,305	1,553
Accrued interest payable	784	694
Other liabilities	1,915	3,546

Total Liabilities	923,128	943,492

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, issued and outstanding: 6,580,879 shares at September 30, 2018 and 6,572,684 shares at September 30, 2017	66	66
Additional paid-in-capital	61,099	60,736
Retained earnings	50,412	43,139
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,338)	(1,483)
Accumulated other comprehensive income	584	62

Total Shareholders’ Equity	110,823	102,520

Total Liabilities and Shareholders’ Equity	$1,033,951	$1,046,012

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2018	2017	2016
	(Dollars in thousands, except per share and share data)
Interest and Dividend Income
Loans, including fees	$36,862	$30,841	$21,206
Investment securities, taxable	1,094	1,561	2,824
Investment securities, tax-exempt	251	492	751
Dividends, restricted stock	467	257	250
Interest-bearing cash accounts	1,356	631	213

Total Interest and Dividend Income	40,030	33,782	25,244

Interest Expense
Deposits	9,200	6,236	4,537
Short-term borrowings	68	34	—
Long-term borrowings	2,200	2,176	2,195
Subordinated debt	1,527	1,000	—

Total Interest Expense	12,995	9,446	6,732

Net Interest Income	27,035	24,336	18,512
Provision for Loan Losses	954	2,791	947

Net Interest Income after Provision for Loan Losses	26,081	21,545	17,565

Other Income
Service charges and other fees	1,268	992	923
Rental income-other	268	227	211
Net gains on sale of investments	—	463	565
Net gains on sale of real estate	1,186	—	1
Net gains on sale of loans	102	154	116
Earnings on bank-owned life insurance	480	505	517

Total Other Income	3,304	2,341	2,333

Other Expense
Salaries and employee benefits	8,193	7,114	6,290
Occupancy expense	2,295	2,084	1,820
Federal deposit insurance premium	298	244	579
Advertising	152	216	131
Data processing	1,098	1,195	1,128
Professional fees	2,891	1,894	1,683
Other real estate owned (income) expense, net	—	(172)	27
Other operating expenses	2,876	2,572	2,264

Total Other Expenses	17,803	15,147	13,922

Income before income tax expense (benefit)	11,582	8,739	5,976
Income tax expense (benefit)	4,276	2,922	(6,174)

Net Income	$7,306	$5,817	$12,150

Earnings Per Common Share:
Basic	$1.13	$0.90	$1.90
Diluted	$1.13	$0.90	$1.90
Weighted Average Common Shares Outstanding
Basic	6,456,154	6,431,445	6,409,265
Diluted	6,459,510	6,432,137	6,409,325

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2018	2017	2016
Net Income	$7,306	$5,817	$12,150
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	(229)	(275)	2,128
Tax effect	48	94	(723)

Net of tax amount	(181)	(181)	1,405
Reclassification adjustment for net gains arising during the period(1)	—	(463)	(565)
Tax effect	—	157	192

Net of tax amount	—	(306)	(373)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	6	9	9
Tax effect	(1)	(3)	(3)

Net of tax amount	5	6	6
Fair value adjustment on derivatives	868	918	(194)
Tax effect	(203)	(312)	172

Net of tax amount	665	606	(22)

Total other comprehensive income	489	125	1,016

Total comprehensive income	$7,795	$5,942	$13,166

(1)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended September 30, 2018, 2017, and 2016

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share data)
Balance, October 1, 2015	$66	$60,365	$25,172	$(1,775)	$(1,079)	$82,749
Net Income	—	—	12,150	—	—	12,150
Other comprehensive income	—	—	—	—	1,016	1,016
Committed to be released ESOP shares (14,400 shares)	—	96	—	146	—	242

Balance, September 30, 2016	$66	$60,461	$37,322	$(1,629)	$(63)	$96,157
Net Income	—	—	5,817	—	—	5,817
Other comprehensive income	—	—	—	—	125	125
Committed to be released ESOP shares (14,400 shares)	—	165	—	146	—	311
Stock based compensation	—	110	—	—	—	110

Balance, September 30, 2017	$66	$60,736	$43,139	$(1,483)	$62	$102,520
Net Income	—	—	7,306	—	—	7,306
Reclassification of certain tax effects from accumulated other comprehensive income			(33)		33	—
Other comprehensive income	—	—	—	—	489	489
Committed to be released ESOP shares (14,400 shares)	—	221	—	145	—	366
Stock based compensation	—	142	—	—	—	142

Balance, September 30, 2018	$66	$61,099	$50,412	$(1,338)	$584	$110,823

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$7,306	$5,817	$12,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	758	724	650
Provision for loan losses	954	2,791	947
Deferred income taxes expense (benefit)	3,353	2,092	(6,316)
ESOP expense	366	311	242
Stock based compensation	142	110	—
Amortization of premiums and discounts on investment securities, net	360	814	1,243
(Accretion) amortization of loan origination fees and costs	(77)	(924)	748
Amortization of mortgage service rights	45	60	73
Amortization of subordinated debt issuance costs	158	39	—
Net gain on sale of investment securities available for sale	—	(463)	(565)
Net gain on sale of real estate	(1,186)	—	(1)
Net gain on sale of secondary market loans	(102)	(154)	(116)
Proceeds on sale of secondary market loans	9,189	9,270	6,390
Originations of secondary market loans	(9,087)	(9,116)	(6,274)
Gain on sale of other real estate owned	—	—	(19)
Write down of other real estate owned	—	—	20
Earnings on bank-owned life insurance	(480)	(505)	(517)
Increase in accrued interest receivable	(661)	(581)	(74)
Increase in accrued interest payable	90	267	31
(Decrease) increase in other liabilities	(1,631)	563	766
Increase in other assets	(439)	(1,058)	(44)
Increase in income tax receivable	—	(225)	—

Net Cash Provided by Operating Activities	9,058	9,832	9,334

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(30,140)	(250)	(2,116)
Sales	—	51,119	62,818
Maturities, calls and principal repayments	20,123	583	2,437
Investment securities held-to-maturity:
Maturities, calls and principal repayments	4,545	5,350	16,391
(Loan originations) and principal collections, net	(68,682)	(262,039)	(184,548)
Proceeds from sale of other real estate owned	—	—	1,167
Proceeds from death benefit of bank-owned life insurance	—	—	1,049
Net increase in restricted stock	(2,979)	(135)	(659)
Proceeds from sale of real estate	1,315	—	1
Purchases of property and equipment	(561)	(1,594)	(752)

Net Cash Used in Investing Activities	(76,379)	(206,966)	(104,212)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(16,233)	188,350	136,524
Proceeds for long-term borrowings	140,000	140,000	121,000
Repayment of long-term borrowings	(140,000)	(140,000)	(106,000)
Increase in other borrowed money	—	10,000	—
Repayment of other borrowed money	(2,500)	(5,000)	—
Decrease in advances from borrowers for taxes and insurance	(248)	(106)	(147)
Net proceeds from issuance of subordinated debt	—	24,264	—

Net Cash (Used in) Provided by Financing Activities	(18,981)	217,508	151,377

Net (Decrease) Increase in Cash and Cash Equivalents	(86,302)	20,374	56,499
Cash and Cash Equivalent — Beginning	117,136	96,762	40,263

Cash and Cash Equivalent — Ending	$30,834	$117,136	$96,762

Supplementary Cash Flows Information
Interest paid	$12,904	$9,179	$6,701

Income taxes paid	$2,630	$130	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organizational Structure and Nature of Operations

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”), a Pennsylvania corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). Malvern Bancorp is the holding company for Malvern Bank, National Association (“Malvern Bank” or the “Bank”), a national bank that was originally organized in 1887 as a federally-chartered savings bank. Malvern Bank now serves as one of the oldest banks headquartered on the Philadelphia Main Line. For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity. Effective February 12, 2018, the Bank converted from a federal savings bank charter to a national bank charter and Malvern Bancorp converted from a savings and loan holding company to a bank holding company.

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its nine other banking locations in Chester, Delaware and Bucks counties, Pennsylvania, Palm Beach Florida, and Morristown, New Jersey, its New Jersey regional headquarters. The Bank also maintains a representative office in Montchanin, Delaware. The Bank’s primary market niche is providing personalized service to its client base.

The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, construction and development loans, commercial and multi-family real estate loans, commercial business loans, home equity loans and lines of credit and other consumer loans, as well as investing in investment securities.

The Bank’s revenues are derived principally from interest on loans and investment securities, loan commitment and customer service fees and our mortgage banking operation. Our primary sources of funds are deposits, borrowings (including from the Federal Home Loan Bank of Pittsburgh (the “FHLB”)), and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market. The Bank’s primary expenses are interest expense on deposits and borrowings, provisions for loan losses and general operating expenses.

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

The banking industry is highly regulated. The Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”), and the Company is supervised by the Board of Governors of the Federal Reserve Board (the “FRB”).

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organizational Structure and Nature of Operations (Continued)

transactions that occur after the statement of financial condition date and through the date these consolidated financial statements are being issued for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2018.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2018, 2017 and 2016 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester County, Pennsylvania. In addition to Chester County, our lending efforts are focused in neighboring Bucks County, Montgomery County and Delaware County, which are also in southeastern Pennsylvania, New Jersey and the New York metropolitan marketplace. Note 5 discusses the types of investment securities that the Company invests in. Note 6 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified portfolio, its debtor’s ability to honor their contracts is influenced by, among other factors, the region’s economy.

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

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of zero at September 30, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Investment Securities

Held-to-maturity (“HTM”) are securities that includes debt securities that the Company has the positive intent and the ability to hold to maturity. These securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2018 and 2017, the Company had no investment securities classified as trading. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses (“ALLL”, “allowance”) is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment or collateral recovery of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are generally charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, a specific reserve is recognized when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class that are not considered impaired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

In underwriting one- to four-family residential mortgage loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers reviewed and approved by the Bank’s third-party appraisal management companies. The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, cash flow, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2018 and 2017, restricted stock consists of the common stock of the Federal Reserve Bank, FHLB and Atlantic Community Bankers Bank (“ACBB”).

Management’s evaluation and determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of an investment’s cost is influenced by criteria such as (1) the significance of the decline in net assets of the Federal Reserve Bank, FHLB and ACBB as compared to the capital stock amount for the Federal Reserve Bank, FHLB and ACBB and the length of time this situation has persisted, (2) commitments by the Federal Reserve Bank, FHLB and ACBB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the Federal Reserve Bank, FHLB and ACBB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the Federal Reserve Bank, FHLB and ACBB.

During the years ended September 30, 2018 and 2017, there were net repurchases of restricted stock of $3.0 million and $135,000, respectively. Also, as of September 30, 2018 and 2017 the number of restricted shares was 108,151 and 54,787, respectively. There were approximately $467,000, $257,000 and $250,000 of dividends on restricted stock received or recognized in income for fiscal years 2018, 2017 and 2016, respectively.

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

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $121,000, $115,000, and $90,000, for fiscal 2018, 2017, and 2016, respectively.

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $970,000 and $1.1 million at September 30, 2018 and 2017, respectively. Distributions made to directors for each of the fiscal years 2018 and 2017 were approximately $93,000 and $25,000, respectively. The expense associated with the Plans for the years ended September 30, 2018, 2017, and 2016 was $5,000, $30,000, and $11,000, respectively.

Derivatives and Hedging

The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. The Company documents the strategy for entering into the transactions and the method of assessing ongoing effectiveness. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge that is effective, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $152,000, $216,000 and $131,000 in fiscal 2018, 2017 and 2016, respectively.

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

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Reclassifications

Certain reclassifications have been made to the previous year’s consolidated financial statements to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, investment securities, derivatives as well as revenue related to BOLI, sales of investment securities, rental income, and gain on sale of loans. Revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of other income include certain fees such as credit card fee income, DDA service and fee income, and debit card fees.

Recently Issued Accounting Pronouncements

Depository and Lending. In May 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-06, Codification Improvements to Topic 942, Financial Services-Depository and Lending to supersede the guidance in Subtopic 942-740, Financial Services—Depository and Lending—Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the OCC and no longer is relevant. The changes were effective when issued. The adoption of this new requirement did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Income Taxes. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 to update the income tax accounting in U.S. generally accepted accounting principles (“GAAP”) to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on Dec. 22, 2017, when the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The adoption of this new requirement did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

effective for fiscal years, and interim periods within, beginning after December 15, 2017, with early adoption permitted as of the first interim period presented in a year. The Company will adopt these changes effective October 1, 2018. Adoption of this ASU will not have a material impact on our results of operations or financial position.

Income Statement. In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. All entities may adopt the amendments in this Update for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. We have elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in a reclassification of an immaterial amount stranded in accumulated other comprehensive income to retained earnings in the fiscal second quarter of 2018.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance is intended to update and better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The updated guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Company has elected to early adopt this standard effective October 1, 2018. Adoption of this ASU will not have a material impact on our results of operations or financial position.

Stock-Based Compensation. In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company will adopt these changes effective October 1, 2018 on a prospective basis. Adoption of this ASU will not have a material impact on our results of operations or financial position.

Receivables. In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company will adopt these changes effective October 1, 2018. Adoption of this ASU will not have a material impact on our results of operations or financial position.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The new guidance requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt these changes effective October 1, 2018. Adoption of this ASU will not have a material impact on our results of operations or financial position.

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt these changes effective October 1, 2018 on a prospective basis. Adoption of this ASU will not have a material impact on our results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. All entities may adopt the amendments in this Update earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect to early adopt these changes. The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”). Data is being collected and refined and testing of the various models is in process. The Company is evaluating the impact of this new requirement to the consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all such leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. For lessors, the standard modifies classification criteria and accounting for sales- type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). This Update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect to early adopt this standard. The new standard allows for a cumulative effect adjustment in year of adoption or adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. The Company is in the process of evaluating the impact of this guidance but expects to report higher assets and liabilities as a result of including additional leases on the consolidated statement of financial condition.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the revenue recognition guidance on October 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues is derived from net interest income on financial assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

liabilities, which are excluded from the scope of the amended guidance. Non-interest income streams of the Company that are out of scope of the new standard include BOLI, sales of investment securities, and certain items within other income. Non-interest items that fall within the scope of the new standard are items included within service charges and other fees. The Company analyzed the in-scope contracts and determined there were no material changes in the timing of revenue recognition when considering the amended guidance. The adoption of this ASU on October 1,2018 will not have a material impact on our results of operations, financial position or disclosure to the notes of the consolidated financial statements. The most significant impact of adoption will be expanded disclosures relating to disaggregation of in-scope revenue, which will be included in our fiscal year first quarter 2019 Form 10-Q upon adoption of the ASU.

Note 3 — Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal year ended September 30, 2018, the Company issued stock options to purchase 6,996 shares of common stock, as well as 6,400 restricted shares, which are considered CSEs. For the fiscal year ended September 30, 2017, the Company issued stock options to purchase 7,000 shares of common stock, as well as 12,522 restricted shares, which are considered CSEs. For the fiscal year ended September 30, 2016, the Company issued stock options to purchase 5,000 shares of common stock, as well as 1,930 restricted shares.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except per share and share data)	2018	2017	2016
Net Income	$7,306	$5,817	$12,150

Weighted average shares outstanding	6,578,097	6,567,788	6,560,012
Average unearned ESOP shares	(121,943)	(136,343)	(150,747)

Basic weighted average shares outstanding	6,456,154	6,431,445	6,409,265

Plus: effect of dilutive options and restricted stock	3,356	692	60

Diluted weighted average common shares outstanding	6,459,510	6,432,137	6,409,325

Earnings per share:
Basic	$1.13	$0.90	$1.90
Diluted	$1.13	$0.90	1.90

Note 4 — Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. As of September 30, 2018, the current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Employee Stock Ownership Plan (Continued)

among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP. The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026. Shares are released to participants proportionately as the loan is repaid. During each of the years ended September 30, 2018, 2017 and 2016, there were 14,400 shares committed to be released. At September 30, 2018, there were 114,765 unallocated shares and 144,453 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $2.7 million at September 30, 2018.

Note 5 — Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at September 30, 2018 and 2017. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities (Continued)

The following tables present information related to the Company’s investment securities at September 30, 2018 and 2017.

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$9,996	$—	$(10)	$9,986
State and municipal obligations	6,953	—	(66)	6,887
Single issuer trust preferred security	1,000	—	(79)	921
Corporate debt securities	6,605	—	(351)	6,254
Mutual fund	250	—	—	250

Total	24,804	—	(506)	24,298

Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(20)	$1,979
State and municipal obligations	8,181	—	(66)	8,115
Corporate debt securities	3,715	—	(49)	3,666
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	16,197	—	(989)	15,208

Total	$30,092	$—	$(1,124)	$28,968

Total investment securities	$54,896	$—	$(1,630)	$53,266

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$6,992	$39	$(2)	$7,029
Single issuer trust preferred security	1,000	—	(66)	934
Corporate debt securities	6,627	—	(253)	6,374
Mutual fund	250	—	—	250

Total	14,869	39	(321)	14,587

Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(8)	$1,991
State and municipal obligations	9,574	89	—	9,663
Corporate debt securities	3,818	26	—	3,844
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	19,524	1	(457)	19,068

Total	$34,915	$116	$(465)	$34,566

Total investment securities	$49,784	$155	$(786)	$49,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities (Continued)

For fiscal 2018, no available-for-sale investment securities were sold. For fiscal 2017, proceeds of available-for-sale investment securities sold amounted to approximately $51.1 million. Gross realized gains on investment securities sold amounted to approximately $464,000, while gross realized losses amounted to approximately $1,000 for the period. For fiscal 2016, proceeds of available-for-sale investment securities sold amounted to approximately $62.8 million. Gross realized gains on investment securities sold amounted to approximately $595,000, while gross realized losses amounted to approximately $30,000 for the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities (Continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2018 and 2017.

	September 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(Dollars in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$9,986	$(10)	$—	$—	$9,986	$(10)
State and municipal obligations	5,433	(56)	1,000	(10)	6,433	(66)
Single issuer trust preferred security	—	—	921	(79)	921	(79)
Corporate debt securities	—	—	6,254	(351)	6,254	(351)

Total	$15,419	$(66)	$8,175	$(440)	$23,594	$(506)

Investment Securities Held-to-Maturity:
U.S. government agencies	—	—	1,979	(20)	1,979	(20)
State and municipal obligations	8,115	(66)	—	—	8,115	(66)
Corporate securities	3,666	(49)	—	—	3,666	(49)
Mortgage-backed securities:
CMO, fixed-rate	127	(6)	15,081	(983)	15,208	(989)

Total	11,908	(121)	17,060	(1,003)	28,968	(1,124)

Total investment securities	$27,327	$(187)	$25,235	$(1,443)	$52,562	$(1,630)

	September 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$—	$—	$500	$(2)	$500	$(2)
Single issuer trust preferred security	—	—	934	(66)	934	(66)
Corporate debt securities	—	—	6,375	(253)	6,375	(253)

Total	$—	$—	$7,809	$(321)	$7,809	$(321)

Investment Securities Held-to-Maturity:
U.S. government agencies	—	—	1,991	(8)	1,991	(8)
State and municipal obligations	—	—	—	—	—	—
Mortgage-backed securities:
CMO, fixed-rate	—	—	18,902	(457)	18,902	(457)

Total	—	—	20,893	(465)	20,893	(465)

Total investment securities	$—	$—	$28,702	$(786)	$28,702	$(786)

As of September 30, 2018, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities (Continued)

least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2018, the Company held one U.S. government treasury note, two U.S. government agency securities, seventeen municipal bonds, four corporate securities, thirty-seven mortgage-backed securities, and one single issuer trust preferred security which were in an unrealized loss position. As of September 30, 2017, the Company held two municipal bonds, three corporate securities, 36 mortgage-backed securities, two U.S. government agency securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2018 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $17.9 million and $9.6 million at September 30, 2018 and September 30, 2017, respectively, were pledged to secure public deposits. In addition, investment securities having a carrying value of $3.1 million and $6.2 million were pledged to secure short-term borrowings at September 30, 2018 and September 30, 2017, respectively.

The following table presents information for investment securities at September 30, 2018, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$11,000	$10,984
Due after one year through five years	7,405	7,229
Due after five years through ten years	5,944	5,630
Due after ten years	455	455

Total	$24,804	$24,298

Investment Securities Held-to-Maturity:
Due in one year or less	$1,000	$993
Due after one year through five years	999	986
Due after five years through ten years	5,578	5,490
Due after ten years	6,318	6,291
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	16,197	15,208

Total	$30,092	$28,968

Total investment securities	$54,896	$53,266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated:

	September 30,
	2018	2017
	(In thousands)
Residential mortgage	$197,219	$192,500
Construction and Development:
Residential and commercial	37,433	35,622
Land	9,221	18,377

Total Construction and Development	46,654	53,999
Commercial:
Commercial real estate	493,929	437,760
Farmland	12,066	1,723
Multi-family	45,102	39,768
Other	80,059	74,837

Total Commercial	631,156	554,088
Consumer:
Home equity lines of credit	14,884	16,509
Second mortgages	18,363	22,480
Other	2,315	2,570

Total Consumer	35,562	41,559

Total loans	910,591	842,146
Deferred loan fees and cost, net	566	590
Allowance for loan losses	(9,021)	(8,405)

Total loans receivable, net	$902,136	$834,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2018, 2017 and 2016.

	Year Ended September 30, 2018
		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Charge-offs	(60)	—	—	(276)	—	—	(45)	—	(88)	(2)	—	(471)
Recoveries	58	—	—	11	—	—	4	1	52	7	—	133
Provisions	60	(130)	(83)	1,715	57	8	(33)	(9)	(40)	19	(610)	954

Ending Balance	$1,062	$393	$49	$5,031	$66	$232	$467	$82	$326	$51	$1,262	$9,021

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,448	$—	$—	$—	$—	$103	$26	$—	$1,577

Ending balance: collectively evaluated for impairment	$1,062	$393	$49	$3,583	$66	$232	$467	$82	$223	$25	$1,262	$7,444

Loans receivable:
Ending balance	$197,219	$37,433	$9,221	$493,929	$12,066	$45,102	$80,059	$14,884	$18,363	$2,315		$910,591

Ending balance: individually evaluated for impairment	$3,148	$—	$76	$17,409	$—	$—	$—	$34	$635	$26		$21,328

Ending balance: collectively evaluated for impairment	$194,071	$37,433	$9,145	$476,520	$12,066	$45,102	$80,059	$14,850	$17,728	$2,289		$889,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2017
		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$1,201	$199	$97	$1,874	$—	$109	$158	$116	$467	$34	$1,179	$5,434
Charge-offs	—	—	—	—	—	—	—	—	(218)	(5)	—	(223)
Recoveries	2	90	—	40	—	—	9	18	232	12	—	403
Provisions	(199)	234	35	1,667	9	115	374	(44)	(79)	(14)	693	2,791

Ending Balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$109	$—	$128	$—	$—	$237

Ending balance: collectively evaluated for impairment	$1,004	$523	$132	$3,581	$9	$224	$432	$90	$274	$27	$1,872	$8,168

Loans receivable:
Ending balance	$192,500	$35,622	$18,377	$437,760	$1,723	$39,768	$74,837	$16,509	$22,480	$2,570		$842,146

Ending balance: individually evaluated for impairment	$2,262	$—	$94	$555	$—	$—	$243	$10	$356	$—		$3,520

Ending balance: collectively evaluated for impairment	$190,238	$35,622	$18,283	$437,205	$1,723	$39,768	$74,594	$16,499	$22,124	$2,570		$838,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2016
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,486	$30	$35	$1,235	$104	$108	$139	$761	$24	$745	$4,667
Charge-offs	(9)	(91)	—	(99)	—	—	—	(291)	(70)	—	(560)
Recoveries	17	243	—	3	—	3	1	100	13	—	380
Provision	(293)	17	62	735	5	47	(24)	(103)	67	434	947

Ending Balance	$1,201	$199	$97	$1,874	$109	$158	$116	$467	$34	$1,179	$5,434

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$23	$—	$—	$23

Ending balance: collectively evaluated for impairment	$1,201	$199	$97	$1,874	$109	$158	$116	$444	$34	$1,179	$5,411

Loans receivable:
Ending balance	$209,186	$18,579	$10,013	$231,439	$19,515	$38,779	$19,757	$29,204	$1,914		$578,386

Ending balance: individually evaluated for impairment	$1,159	$109	$—	$2,039	$—	$—	$74	$277	$—		$3,658

Ending balance: collectively evaluated for impairment	$208,027	$18,470	$10,013	$229,400	$19,515	$38,779	$19,683	$28,927	$1,914		$574,728

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2018 and 2017.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2018:
Residential mortgage	$—	$—	$3,148	$3,148	$3,337
Construction and Development:
Land	—	—	76	76	76
Commercial:
Commercial real estate	16,343	1,448	1,066	17,409	17,685
Consumer:
Home equity lines of credit	—	—	34	34	34
Second mortgages	120	103	515	635	730
Other	26	26	—	26	26

Total impaired loans	$16,489	$1,577	$4,839	$21,328	$21,888

September 30, 2017:
Residential mortgage	$—	$—	$2,262	$2,262	$2,379
Construction and Development:
Land	—	—	94	94	94
Commercial:
Commercial real estate	—	—	555	555	555
Other	243	109	—	243	243
Consumer:
Home equity lines of credit	—	—	10	10	11
Second mortgages	131	128	225	356	385

Total impaired loans	$374	$237	$3,146	$3,520	$3,667

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized year ended September 30, 2018, 2017 and 2016.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2018:
Residential mortgages	$1,833	$56
Construction and Development:
Land	65	5
Commercial:
Commercial real estate	6,510	245
Other	138	—
Consumer:
Home equity lines of credit	14	—
Second mortgages	458	8
Other	1	—

Total	$9,019	$314

Year Ended September 30, 2017:
Residential mortgages	$2,076	$52
Construction and Development:
Residential and commercial	80	4
Land	24	1
Commercial:
Commercial real estate	932	18
Other	144	2
Consumer:
Home equity lines of credit	38	—
Second mortgages	209	3

Total	$3,503	$80

Year Ended September 30, 2016:
Residential mortgages	$707	$—
Construction and Development:
Residential and commercial	150	4
Commercial:
Commercial real estate	1,646	69
Consumer:
Home equity lines of credit	24	—
Second mortgages	214	—

Total	$2,741	$73

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2018 and 2017.

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$193,584	$—	$3,635	$—	$197,219
Construction and Development:
Residential and commercial	37,433	—	—	—	37,433
Land	9,146	—	75	—	9,221
Commercial:
Commercial real estate	474,232	949	18,748	—	493,929
Farmland	12,066	—	—	—	12,066
Multi-family	45,102	—	—	—	45,102
Other	79,902	—	157	—	80,059
Consumer:
Home equity lines of credit	14,707	—	177	—	14,884
Second mortgages	17,402	103	858	—	18,363
Other	2,289	—	26	—	2,315

Total	$885,863	$1,052	$23,676	$—	$910,591

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$189,925	$114	$2,461	$—	$192,500
Construction and Development:
Residential and commercial	35,622	—	—	—	35,622
Land	13,207	—	5,170	—	18,377
Commercial:
Commercial real estate	431,336	4,456	1,968	—	437,760
Farmland	1,723	—	—	—	1,723
Multi-family	39,410	358	—	—	39,768
Other	73,935	—	902	—	74,837
Consumer:
Home equity lines of credit	16,399	—	110	—	16,509
Second mortgages	21,611	112	757	—	22,480
Other	2,563	6	1	—	2,570

Total	$825,731	$5,046	$11,369	$—	$842,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2018	2017
	(In thousands)
Residential mortgage	$1,817	$826
Commercial:
Commercial real estate	520	—
Consumer:
Home equity lines of credit	34	10
Second mortgages	290	202
Other	26	—

Total non-accrual loans	$2,687	$1,038

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $28,000, $32,000 and $48,000 for fiscal 2018, 2017 and 2016, respectively. At September 30, 2018 and 2017 there were approximately $374,000 and $173,000, respectively, loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2018 and 2017.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2018:
Residential mortgage	$193,727	$450	$1,016	$2,026	$3,492	$197,219	$339
Construction and Development:
Residential and commercial	37,433	—	—	—	—	37,433	—
Land	9,221	—	—	—	—	9,221	—
Commercial:
Commercial real estate	485,886	449	7,019	575	8,043	493,929	—
Farmland	12,066	—	—	—	—	12,066	—
Multi-family	45,102	—	—	—	—	45,102	—
Other	80,059	—	—	—	—	80,059	—
Consumer:
Home equity lines of credit	14,815	—	—	69	69	14,884	35
Second mortgages	17,928	121	103	211	435	18,363	—
Other	2,282	7	1	25	33	2,315	—

Total	$898,519	$1,027	$8,139	$2,906	$12,072	$910,591	$374

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2017:
Residential mortgage	$189,272	$1,442	$1,145	$641	$3,228	$192,500	$31
Construction and Development:
Residential and commercial	35,622	—	—	—	—	35,622	—
Land	18,377	—	—	—	—	18,377	—
Commercial:
Commercial real estate	436,804	160	796	—	956	437,760	—
Farmland	1,723	—	—	—	—	1,723	—
Multi-family	39,768	—	—	—	—	39,768	—
Other	74,837	—	—	—	—	74,837	—
Consumer:
Home equity lines of credit	16,122	350	37	—	387	16,509	—
Second mortgages	21,183	844	182	271	1,297	22,480	141
Other	2,561	7	1	1	9	2,570	1

Total	$836,269	$2,803	$2,161	$913	$5,877	$842,146	$173

Restructured loans deemed to be trouble debt restructures (“TDRs”) are typically the result of extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had eighteen and twelve loans classified as TDRs with an aggregate outstanding balance of $18.9 million and $2.3 million at September 30, 2018 and 2017, respectively. At September 30, 2018, these loans were also classified as impaired. Fifteen of the TDR loans continue to perform under the restructured terms through September 30, 2018 and we continued to accrue interest on such loan through such date. In November 2018, one TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as a result the Company is in the process of accepting a deed in lieu.

The increase in TDRs at September 30, 2018 compared to September 30, 2017 was primarily due to two commercial real estate loans with an aggregate outstanding balance of approximately $16.4 million moving to performing TDR status in the second fiscal quarter of 2018. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $1.4 million and $252,000 of residential real estate properties in the process of foreclosure at September 30, 2018 and 2017, respectively.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2018:
Residential mortgage	10	$1,816	3	$289
Construction and Development:
Land	1	76
Commercial:
Commercial real estate	4	16,889	—	—
Consumer
Second mortgages	3	148	—	—

Total	18	$18,929	3	$289

At September 30, 2017:
Residential mortgage	6	$1,464	—	$—
Construction and Development:
Land	1	94
Commercial:
Commercial real estate	2	554	—	—
Consumer
Second mortgages	3	148	1	22

Total	12	$2,260	1	$22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table reports the performing status of all TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	September 30,
	2018		2017
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$1,527	$289	$1,464	$—
Construction and Development:
Land	76	—	94	—
Commercial:
Commercial real estate	16,889	—	554	—
Consumer
Second mortgages	148	—	126	22

Total	$18,640	$289	$2,238	$22

The following table shows the new TDRs for the twelve months ended September 30, 2018 and 2017.

	September 30,
	2018			2017
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	4	$389	$386	4	$1,236	$1,236
Commercial:
Commercial real estate	2	16,417	16,343	—	—	—
Consumer:
Second mortgages	—	—	—	3	153	153

Total	6	$16,806	$16,729	7	$1,389	$1,389

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
(In thousands)	2018	2017
Balance at beginning of year	$12,335	$7,992
New loans	9,018	7,231
Repayments	(12,662)	(2,888)

Balance at end of year	$8,691	$12,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans Receivable and Related Allowance for Loan Losses (Continued)

At September 30, 2018, 2017 and 2016, the Company was servicing loans for the benefit of others in the amounts of $29.3 million, $36.1 million and $45.4 million, respectively. A summary of mortgage servicing rights included in other assets and the activity therein follows for the periods indicated:

	September 30,
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$268	$328	$401
Amortization	(45)	(60)	(73)

Balance at end of year	$223	$268	$328

For the fiscal year ended September 30, 2018, 2017 and 2016, the fair value of servicing rights was determined using a base discount rate between 11% and 12%. The fair market value is evaluated by a third party vendor on a quarterly basis for impairment purposes only. For the fiscal year ended September 30, 2018, we sold $9.2 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $102,000. For the year ended September 30, 2018, the Company only sold loans with servicing released. For the fiscal year ended September 30, 2017, we sold $9.3 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $154,000. For the year ended September 30, 2017, the Company only sold loans with servicing released. For the fiscal year ended September 30, 2016, we sold $6.4 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $116,000. For the year ended September 30, 2016, the Company only sold loans with servicing released.

No valuation allowance on servicing rights has been recorded at September 30, 2018, 2017, or 2016.

Note 7 — Property and Equipment

Property and equipment, net consisted of the following at September 30, 2018 and 2017:

	Estimated Useful Life (years)	September 30,
		2018	2017
		(In thousands)
Land	—	$711	$711
Building and improvements	10-39	11,533	12,465
Construction in process	—	117	109
Furniture, fixtures and equipment	3-7	5,560	5,366

		17,921	18,651
Accumulated depreciation		(10,740)	(11,144)

		$7,181	$7,507

Depreciation expense was approximately $758,000, $724,000 and $650,000 for the years ended September 30, 2018, 2017 and 2016, respectively.

The Company realized a gain on sale of the Exton, Pennsylvania branch location of $1.2 million during the fiscal first quarter of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2018 and 2017 consisted of the following:

	September 30,
	2018		2017
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Balances by types of deposit:
Savings	$44,642	5.77%	$44,526	5.63%
Money market accounts	270,834	34.98	276,404	34.97
Interest bearing demand	184,073	23.78	155,579	19.69
Non-interest bearing demand	41,677	5.38	42,121	5.33

	541,226	69.91	518,630	65.62
Certificates of deposit	232,937	30.09	271,766	34.38

Total	$774,163	100.00%	$790,396	100.00%

The total amount of certificates of deposit of $250,000 and greater at September 30, 2018 and 2017 was $37.7 million and $21.8 million, respectively. We had brokered deposits totaling $88.3 million and $103.7 million at September 30, 2018 and 2017, respectively.

Interest expense on deposits consisted of the following for the years:

	September 30,
	2018	2017	2016
	(In thousands)
Savings accounts	$36	$37	$33
Money market accounts	3,271	1,985	874
Interest bearing demand	1,742	353	139
Certificates of deposit	4,151	3,861	3,491

Total deposits	$9,200	$6,236	$4,537

The following is a schedule of certificates of deposit maturities.

September 30, 2018
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2019	$110,875
2020	69,894
2021	24,039
2022	4,276
2023	6,788
Thereafter	17,064

$232,937

Deposits from related parties held by the Company at September 30, 2018 and 2017 amounted to $10.1 million and $11.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $150.0 million, of which none was outstanding at September 30, 2018 or 2017. The interest rate on the line of credit at September 30, 2018 and 2017 was 2.38% and 1.27%, respectively.

The summary of long-term borrowings as of September 30, 2018 and 2017 are as follows:

	September 30,
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due by September 30:
2018	—	—	35,000	0.45
2019	90,000	1.41	55,000	1.62
2020	28,000	2.82	28,000	2.82

Total FHLB Advances	$118,000	1.58%	$118,000	1.51%

At September 30, 2018, the Company had $118.0 million in outstanding long-term fixed rate FHLB advances and $230.1 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

During fiscal 2018 and 2017 the Company had purchased securities sold under agreements to repurchase as a short-term funding source. At September 30, 2018, the Company had $2.5 million in securities sold under agreements to repurchase at a rate of 2.5%. At September 30, 2017, the Company had $5.0 million in securities sold under agreements to repurchase at a rate of 1.46%.

Note 10 — Derivatives

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Derivatives (Continued)

in the period that the hedged forecasted transaction affects earnings. At September 30, 2018, such derivatives were used to hedge the variable cash flows associated with FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during fiscal 2018, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $423,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments as well as their classification on the Consolidated Statements of Financial Condition as of September 30, 2018 and 2017:

	September 30, 2018
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$308	Other assets	August 3, 2020
February 5, 2016	20,000	763	Other assets	February 1, 2021
October 22, 2018	30,000	174	Other assets	October 22, 2021

	September 30, 2017
	Notional Amount	Fair Value	Balance Sheet Location	Expiration Date
	(dollars in thousand)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
August 3, 2015	$15,000	$9	Other assets	August 3, 2020
February 5, 2016	20,000	367	Other assets	February 1, 2021

An interest benefit recorded on these swaps transactions totaled approximately $134,000 for the fiscal year ended September 30, 2018, and is reported as a component of interest expense on FHLB Advances. Interest expense recorded on these swaps transactions totaled approximately $159,000 and $272,000 for the fiscal years ended September 30, 2017 and 2016, respectively, and is reported as a component of interest expense on FHLB Advances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Derivatives (Continued)

The tables below present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended September 30, 2018, 2017, and 2016.

	For the Year Ended September 30, 2018
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$314	$15	$—
February 5, 2016	515	119	—
October 22, 2018	174	—	—

	For the Year Ended September 30, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$293	$(111)	$—
February 5, 2016	466	(48)	—

	For the Year Ended September 30, 2016
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
	(in thousands)
August 3, 2015	$(270)	$(188)	$—
February 5, 2016	(231)	(84)	—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At September 30, 2018 and September 30, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at September 30, 2018 and September 30, 2017. At September 30, 2018 and September 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of zero for both periods against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value Measurements

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the years ended September 30, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value Measurements (Continued)

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2018 and 2017:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. treasury notes	$9,986	$9,986	$—	$—
State and municipal obligations	6,887	—	6,887	—
Single issuer trust preferred security	921	—	921	—
Corporate debt securities	6,254	—	6,254	—
Mutual funds	250	—	—	250

Total investment securities available-for-sale	$24,298	$9,986	$14,062	$250

Derivative instruments	$1,245	$—	$1,245	$—

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
State and municipal obligations	$7,029	$—	$7,029	$—
Single issuer trust preferred security	934	—	934	—
Corporate debt securities	6,374	—	6,374	—
Mutual funds	250	—	—	250

Total investment securities available-for-sale	14,587	—	14,337	250

Derivative instruments	$376	$—	$376	$—

For assets measured at fair value on a nonrecurring basis in fiscal 2018 and fiscal 2017 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2018 and 2017:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$15,611	$—	$—	$15,611

Total	$15,611	$—	$—	$15,611

	September 30, 2018
	Fair Value at September 30, 2018	Valuation Technique		Unobservable Input		Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$15,611	Appraisal of collateral	(2)	Collateral discounts	(3)	8%-12%/(7.9%)

Total	$15,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value Measurements (Continued)

(1)	At September 30, 2018, consisted of twelve loans with an aggregate balance of $17.2 million and with $1.6 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans(1)	$137	$—	$—	$137

Total	$137	$—	$—	$137

	September 30, 2017
	Fair Value at September 30, 2017	Valuation Technique		Unobservable Input		Range/(Weighted Average)
	(dollars in thousands)
Impaired loans(1)	$137	Appraisal of collateral	(2)	Collateral discounts	(3)	0%/(0%)

Total	$137

(1)	At September 30, 2017, consisted of five loans with an aggregate balance of $374,000 and with $237,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2018 and 2017 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents — These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value Measurements (Continued)

Investment Securities — Investment and mortgage-backed securities available for sale (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

Loans Receivable — We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 825 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for FASB ASC 825 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates.

Impaired Loans — Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.

Accrued Interest Receivable — This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Restricted Stock — Although restricted stock is an equity interest in the Federal Reserve Bank, FHLB and ACBB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Other Real Estate Owned — Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of, among other factors, changes in the economic conditions.

Deposits — Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value Measurements (Continued)

deposits is discounted based on rates available for time deposits of similar maturities. Fair value approximates book value for Savings accounts, Checking and NOW accounts, and Money Market accounts.

Borrowings — Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FASB ASC 825. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Subordinated Debt — The calculation of fair value in level 2 is based on observable market values where available.

Derivatives — The fair value of derivatives are based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs is actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Accrued Interest Payable — This liability is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Commitments to Extend Credit and Letters of Credit — The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans and are not included in the table below. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

Mortgage Servicing Rights — The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions, such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2018 and 2017 were as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2018:
Financial assets:
Cash and cash equivalents	$30,834	$30,834	$30,834	$—	$—
Investment securities available-for-sale	24,298	24,298	9,986	14,062	250
Investment securities held-to-maturity	30,092	28,968	—	28,968	—
Loans receivable, net (including impaired loans)	902,136	893,520	—	—	893,520
Accrued interest receivable	3,800	3,800	—	3,800	—
Restricted stock	8,537	8,537	—	8,537	—
Mortgage servicing rights (included in Other Assets)	223	268	—	268	—
Derivatives	1,245	1,245	—	1,245	—
Financial liabilities:
Savings accounts	44,642	44,642	—	44,642	—
Checking and NOW accounts	225,750	225,750	—	225,750	—
Money market accounts	270,834	270,834	—	270,834	—
Certificates of deposit	232,937	234,398	—	234,398	—
Borrowings (excluding sub debt)	120,500	120,420	—	120,420	—
Subordinated debt	24,461	24,461		24,461
Accrued interest payable	784	784	—	784	—
September 30, 2017:
Financial assets:
Cash and cash equivalents	$117,136	$117,136	$117,136	$—	$—
Investment securities available-for-sale	14,587	14,587	—	14,337	250
Investment securities held-to-maturity	34,915	34,566	—	34,566	—
Loans receivable, net (including impaired loans)	834,331	839,242	—	—	839,242
Accrued interest receivable	3,139	3,139	—	3,139	—
Restricted stock	5,559	5,559	—	5,559	—
Mortgage servicing rights (included in Other) Assets)	268	271	—	271	—
Derivatives	376	376		376
Financial liabilities:
Savings accounts	44,526	44,526	—	44,526	—
Checking and NOW accounts	197,700	197,700	—	197,700	—
Money market accounts	276,404	276,404	—	276,404	—
Certificates of deposit	271,766	273,723	—	273,723	—
Borrowings (excluding sub debt	123,000	123,658	—	123,658	—
Subordinated debt	24,303	24,303		24,303
Accrued interest payable	694	694	—	694	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes

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

In the fiscal first quarter of 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our calendar year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the fiscal year is 24.25%. We have recorded a provisional amount of $2.0 million related to the re-measurement of our deferred tax assets and liabilities. While we have substantially completed our provisional analysis of the income tax effects of the TCJA and recorded a reasonable estimate of such effects, the net one-time charge related to the TCJA may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, actions and related accounting policy decisions we may take as a result of the TCJA.

Deferred income taxes at September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017
	(In thousands)
Deferred Tax Assets:
Allowance for loan losses	$3,089	$4,279
Non-accrual interest	39	16
Alternative minimum tax (AMT) credit carryover	—	526
Low-income housing tax credit carryover	—	217
Supplement Employer Retirement Plan	228	386
Depreciation	—	146
Federal and State net operating loss	141	935
Unrealized loss on investments available-for-sale	106	96
Other	77	388

Total Deferred Tax Assets	3,680	6,989
Valuation allowance for DTA	—	—

Total Deferred Tax Assets, Net of Valuation Allowance	$3,680	$6,989

Deferred Tax Liabilities:
Unrealized gain on derivatives	(261)	—
Mortgage servicing rights	(52)	(89)
Depreciation	(86)	—
Other	(86)	(229)

Total Deferred Tax Liabilities	(485)	(318)

Deferred Tax Assets, Net	$3,195	$6,671

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes (Continued)

Of these DTA, the carryforward periods for certain tax attributes are as follows:

•	Gross state operating loss carryforwards of approximately $7.3 million (net DTA of $141,000) which will begin to expire in the fiscal year 2036;

Income tax expense (benefit) for the years ended September 30, 2018, 2017 and 2016 was comprised of the following:

	September 30,
	2018	2017	2016
	(In thousands)
Federal:
Current	$1,039	$404	$142
Deferred ($2.3 million impact of change in tax law)	3,765	2,092	(6,316)

	4,804	2,496	(6,174)
State:
Current	(116)	426	—
Deferred	(412)	—	—

	(528)	426	—
Total income tax expense (benefit)	$4,276	$2,922	$(6,174)

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income for the years ended September 30, 2018, 2017 and 2016:

	September 30,
	2018		2017		2016
	(Dollars in thousands)
Tax at statutory rate	$2,809	24.3%	$2,971	34.0%	$2,032	34.0%
Adjustments resulting from:
State tax, net of federal benefit	(574)	(5.0)	281	3.2	—	—
Tax-exempt interest	(147)	(1.3)	(161)	(1.9)	(265)	(4.1)
Earnings on bank-owned life insurance	(116)	(1.0)	(172)	(2.0)	(176)	(2.9)
DTA valuation allowance	—	—	—	—	(8,007)	(133.6)
Other	274	2.4	3	0.1	242	3.3

Subtotal	2,246	19.4%	2,922	33.4%	(6,174)	(103.3)%
Impact of change in tax law	2,030	17.5	—	—	—	—

Total	$4,276	36.9%	$2,922	33.4%	$(6,174)	(103.3)%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities. As of September 30, 2018 and 2017, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2015 to September 30, 2018.

The Small Business Job Protection Act of 1996 provides for the repeal of the tax bad debt deduction computed under the percentage-of-taxable-income method. Upon repeal, the Company was required to recapture

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes (Continued)

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

Note 13 — Leases

Pursuant to the terms of non-cancelable operating lease agreements, pertaining to Company property, future minimum rent commitments are (In thousands):

Years ending September 30:
2019	$514
2020	467
2021	499
2022	479
2023	471
Thereafter	1,285

$3,715

The Company receives rents from the lease of office and residential space owned by the Company. Rental income in included in Other Income. Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2019	$132
2020	75
2021	77
2022	55
2023	—

$339

Note 14 — Commitments and Contingencies

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies (Continued)

extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2018 and 2017, the uncollateralized portion of the letters of credit extended by the Company was approximately $7.1 million and $4.7 million, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2018 or 2017.

At September 30, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2018	2017
	(In thousands)
Commitments to extend credit:
Future loan commitments	$52,390	$80,273
Undisbursed construction loans	25,128	37,064
Undisbursed home equity lines of credit	26,498	26,440
Undisbursed commercial lines of credit	36,288	34,311
Undisbursed commercial unsecured lines of credit	35,103	21,035
Overdraft protection lines	1,312	1,339
Standby letters of credit	7,122	4,650

Total Commitments	$183,841	$205,112

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

Note 15 — Regulatory Matters

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Regulatory Matters (Continued)

regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of September 30, 2018, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2018 and 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2018:
Tier 1 Leverage (Core) Capital (to average assets)	$110,239	10.63%	$41,491	4.00%	$51,864	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	110,239	12.62%	39,322	4.50%	56,799	6.50%
Tier 1 Capital (to risk weighted assets)	110,239	12.62%	52,430	6.00%	69,906	8.00%
Total Risk Based Capital (to risk weighted assets)	143,787	16.45%	69,906	8.00%	87,383	10.00%
As of September 30, 2017:
Tier 1 Leverage (Core) Capital (to average assets)	$100,779	10.00%	$40,315	4.00%	$50,394	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	100,779	12.28%	36,945	4.50%	53,364	6.50%
Tier 1 Capital (to risk weighted assets)	100,779	12.28%	49,260	6.00%	65,679	8.00%
Total Risk Based Capital (to risk weighted assets)	133,549	16.27%	65,679	8.00%	82,099	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Regulatory Matters (Continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2018 and 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2018:
Tier 1 Leverage (to average assets)	$131,746	12.71%	$41,450	4.00%	$51,812	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	131,746	15.09%	39,293	4.50%	56,756	6.50%
Tier 1 Capital (to risk weighted assets)	131,746	15.09%	52,390	6.00%	69,853	8.00%
Total Capital (to risk weighted assets)	140,833	16.13%	69,853	8.00%	87,317	10.00%

As of September 30, 2017:
Tier 1 Leverage (to average assets)	$120,902	12.02%	$40,234	4.00%	$50,292	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	120,902	14.75%	36,894	4.50%	53,292	6.50%
Tier 1 Capital (to risk weighted assets)	120,902	14.75%	49,192	6.00%	65,590	8.00%
Total Capital (to risk weighted assets)	129,369	15.78%	65,590	8.00%	81,987	10.00%

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2018 and 2017:

	September 30,
	2018	2017
	(In thousands)
Bank GAAP equity	$132,330	$122,643
Disallowed portion of deferred tax asset	—	(1,679)
Net unrealized loss (gain) on securities available for sale, net of income taxes	400	186
Net unrealized loss (gain) on derivatives, net of income taxes	(984)	(248)

Tangible Capital, Core Capital and Tier 1 Capital	131,746	120,902
Allowance for loan losses	9,087	8,467

Total Risk-Based Capital	$140,833	$129,369

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	September 30,
	2018	2017	2016
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$(506)	$(282)	$447
Tax effect	106	96	(152)

Net of tax amount	(400)	(186)	295
Fair value adjustment on derivatives	1,245	376	(542)
Tax effect	(261)	(128)	184

Net of tax amount	984	248	(358)

Total accumulated other comprehensive income (loss)	$584	$62	$(63)

Other comprehensive income and related tax effects are presented in the following table:

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(229)	$(275)	$2,128

Net realized gain on securities available-for-sale	—	(463)	(565)

Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	6	9	9

Fair value adjustment on derivatives	868	918	(194)

Other comprehensive income before taxes	645	189	1,378
Tax effect	(156)	(64)	(362)

Total comprehensive income	$489	$125	$1,016

Note 17 — Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of September 30, 2018, there were 361,598 remaining shares available for future grants.

Restricted stock and option awards granted during fiscal 2018 vest in 20% increments beginning on the one- year anniversary of the grant date, and accelerate upon a change in control of the Company. The options generally expire ten years from the date of grant. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Shares of restricted stock have the same dividend and voting rights as common stock while options do not.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Equity Based Incentive Compensation Plan (Continued)

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

During fiscal 2018, 2017, and 2016 stock options covering a total 6,996, 7,000, and 5,000 shares of common stock, respectively, were granted. Total compensation expense related to options granted under the 2014 Plan was approximately $19,000 for fiscal 2018, $10,000 for fiscal 2017, and $3,000 for fiscal 2016.

During fiscal 2018, 6,400 shares of restricted stock were awarded and 700 of those shares were forfeited. During fiscal 2017, 12,522 shares of restricted stock were awarded and 241 of those shares were forfeited. During fiscal 2016, 2,240 shares of restricted stock were awarded and 310 of those shares were forfeited. The compensation expense related to restricted stock awards was approximately $123,000 for fiscal 2018, $100,000 for fiscal 2017 and $5,000 in fiscal 2016.

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

Stock Options

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2018 are as follows:

Weighted average fair value of awards	$7.86
Risk-free rate	2.28%
Dividend yield	—%
Volatility	24.10%
Expected life	6.5 years

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2017 are as follows:

Weighted average fair value of awards	$6.99
Risk-free rate	2.17%
Dividend yield	—%
Volatility	28.23%
Expected life	6.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Equity Based Incentive Compensation Plan (Continued)

The following is a summary of currently outstanding options at September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	11,000	$19.19		$83,170
Granted	6,996	$26.20		—
Exercised	—	—		—
Forfeited/cancelled/expired	(2,000)	$18.51		$7,580

Outstanding, end of year	15,996	$22.34	8.635	$41,490
Exercisable at end of year	2,400	$18.51	7.995	$13,056

Nonvested at end of year	13,596	$23.02

The following is a summary of currently outstanding options at September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	5,000	$16.02		$1,900
Granted	7,000	$21.00		—
Exercised	—	—		—
Forfeited/cancelled/expired	(1,000)	$16.02		$4,780

Outstanding, end of year	11,000	$19.19	9.129	$83,170

The following is a summary of currently outstanding options at September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	—	—		—
Granted	5,000	$16.02		—
Exercised	—	—		—
Forfeited/cancelled/expired	—	—		—

Outstanding, end of year	5,000	$16.02	9.498	$1,900

As of September 30, 2018, there was $84,000 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 3.82 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Equity Based Incentive Compensation Plan (Continued)

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2018:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	10,711	$20.36
Granted	6,400	26.20
Vested	(2,071)	20.22
Forfeited/cancelled/expired	(700)	21.00

Outstanding, end of year	14,340	$22.95

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2017:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	1,930	$17.40
Granted	12,522	20.79
Vested	(3,500)	20.46
Forfeited/cancelled/expired	(241)	17.40

Outstanding, end of year	10,711	$20.36

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2016:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	—	—
Granted	2,240	$17.40
Vested	—	—
Forfeited/cancelled/expired	(310)	17.40

Outstanding, end of year	1,930	$17.40

As of September 30, 2018, there was $278,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.78 years.

Note 18 — Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125% fixed-to-floating rate subordinated notes due 2027 (the “Notes”). The Notes have a stated maturity of February 15, 2027, are redeemable, in whole or in part, on or after February 15, 2022, and at any time upon the occurrences of certain events. The Notes bear interest at a fixed rate of 6.125% per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Subordinated Debt (Continued)

or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s net subordinated debt totaled $24.5 million (reported net of $737,000 in debt issuance costs) at September 30, 2018.

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

Note 19 — Condensed Financial Information — Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2018	2017
	(In thousands)
Assets
Cash and Cash Equivalents	$3,606	$7,157
Investment in subsidiaries	132,330	122,643
Loans receivable, net	1,421	1,568
Other assets	657	689

Total Assets	$138,014	$132,057

Liabilities
Subordinated debt	$24,461	$24,303
Other borrowings	2,500	5,000
Accrued interest payable	196	204
Accounts payable	34	30

Total Liabilities	27,191	29,537
Shareholders’ Equity	110,823	102,520

Total Liabilities and Shareholders’ Equity	$138,014	$132,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Condensed Financial Information — Parent Company Only (Continued)

Condensed Statements of Operations

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Income
Interest income	$74	$81	$116

Total Interest Income	74	81	116

Expense
Long-term borrowings	1,594	1,021	—

Total Interest Expense	1,594	1,021	—
Other operating expenses	382	272	189

Total Other Expenses	382	272	189

Total Expense	1,976	1,293	189

Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Expense	(1,902)	(1,212)	(73)
Equity in Undistributed Net Income of Subsidiaries	8,748	6,792	12,334
Income tax (benefit) expense	(460)	(237)	111

Net Income	$7,306	$5,817	$12,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Condensed Financial Information — Parent Company Only (Continued)

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2018	2017	2016
Net Income	$7,306	$5,817	$12,150
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	(229)	(275)	2,128
Tax effect	48	94	(723)

Net of tax amount	(181)	(181)	1,405
Reclassification adjustment for net gains arising during the period(1)	—	(463)	(565)
Tax effect	—	157	192

Net of tax amount	—	(306)	(373)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	6	9	9
Tax effect	(1)	(3)	(3)

Net of tax amount	5	6	6
Fair value adjustment on derivatives	868	918	(194)
Tax effect	(203)	(312)	172

Net of tax amount	665	606	(22)

Total other comprehensive income	489	125	1,016

Total comprehensive income	$7,795	$5,942	$13,166

(1)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Condensed Financial Information — Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$7,306	$5,817	$12,150
Undistributed net income of subsidiaries	(8,748)	(6,792)	(12,334)
ESOP shares committed to be released	366	311	242
Stock based compensation	142	110	—
Amortization of subordinated debt issuance costs	158	39	—
Increase in other assets	(418)	(620)	(2,629)
(Decrease) increase in other liabilities	(4)	196	18

Net Cash Used in Operating Activities	(1,198)	(939)	(2,553)

Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments held to maturity	—	—	287
Loan originations and principal collections, net	147	140	133

Net Cash Provided by Investing Activities	147	140	420
Cash Flows from Financing Activities
Net proceeds from issuance of subordinated debt	—	24,264	—
Capitalization from Bancorp to Malvern Federal Savings Bank	—	(24,500)	—
Proceeds from other borrowings	—	10,000	—
Repayment of borrowings	(2,500)	(5,000)	—

Net Cash (Used in) Provided by Financing Activities	(2,500)	4,764	—

Net (Decrease) Increase in Cash and Cash Equivalents	(3,551)	3,965	(2,133)
Cash and Cash Equivalents — Beginning	7,157	3,192	5,325

Cash and Cash Equivalents — Ending	$3,606	$7,157	$3,192

Supplementary Cash Flows Information
Non-cash transfer of investment securities from Parent Company to Bank	$—	$—	$5,475

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Information of Malvern Bancorp Inc. (Unuadited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2018 and 2017.

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total Interest and Dividend Income	$10,617	$10,198	$9,704	$9,511
Total Interest Expense	3,508	3,222	3,136	3,129

Net Interest Income	7,109	6,976	6,568	6,382
Provision for Loan Losses	125	589	240	—
Total Other Income	429	715	449	1,711
Total Other Expenses	4,437	4,790	4,105	4,471

Income before income tax expense	2,976	2,312	2,672	3,622
Income tax expense	334	69	654	3,219

Net Income	$2,642	$2,243	$2,018	$403

Earnings Per Common Share:
Basic	$0.41	$0.35	$0.31	$0.06
Diluted	$0.41	$0.35	$0.31	0.06
Weighted Average Common Shares Outstanding
Basic	6,464,326	6,453,031	6,448,691	6,445,264
Diluted	6,467,628	6,456,048	6,452,246	6,450,513

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total Interest and Dividend Income	$9,529	$8,973	$8,175	$7,105
Total Interest Expense	2,822	2,574	2,184	1,866

Net Interest Income	6,707	6,399	5,991	5,239
Provision for Loan Losses	489	645	997	660
Total Other Income	532	814	542	453
Total Other Expenses	3,813	3,986	3,778	3,570

Income before income tax expense	2,937	2,582	1,758	1,462
Income tax expense	982	863	588	489

Net Income	$1,955	$1,719	$1,170	$973

Earnings Per Common Share:
Basic	$0.30	$0.27	$0.18	$0.15
Diluted	$0.30	$0.27	$0.18	0.15
Weighted Average Common Shares Outstanding
Basic	6,441,731	6,443,515	6,427,309	6,418,583
Diluted	6,445,151	6,445,288	6,427,932	6,419,012

Note 21 — Subsequent Event

As previously disclosed in the Company’s Form 8-K filed on October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.4 million (after deducting the underwriting discount and other estimated offering expenses).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities and Exchange Act of 1934 Rules 13(a)-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. An adequate system of internal control encompasses the processes and procedures that have been established by management to, among other things:

•	Maintain records that accurately reflect the Company’s transactions;

•	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users; and

•	Prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

As of September 30, 2018, based on management’s assessment, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2018, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On December 11, 2018, the Company, the Bank and Anthony C. Weagley, the President and Chief Executive Officer of the Company and the Bank, entered into an Amendment to Employment Agreement, which amended Mr. Weagley’s Amended and Restated Employment Agreement, dated as of May 25, 2017, to provide that Mr. Weagley is entitled to an additional annual base compensation of $106,000 (rather than $100,000), of which 35% will be paid in accordance with regular payroll processes, and 65% (the “Stock Component Amount”) will be paid in stock on April 1 of each year or the next business day thereafter (the “Stock Payment Date”), beginning with April 1, 2019. The number of shares of the Company’s common stock payable in respect of the Stock Component Amount will equal the quotient determined by dividing the Stock Component Amount by the average of the daily closing sales prices of the Company’s common stock for the five consecutive full trading days immediately preceding, but not including, the Stock Payment Date.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held in February 2019 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at ir.malvernbancorp.com.

Item 11. Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information. The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under our 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) as of September 30, 2018. The 2014 Plan permits the grant of equity awards and other awards, including stock options and restricted stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,996	$22.34	361,598
Equity compensation plans not approved by security holders	—	—	—

Total	15,996	$22.34	361,598

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Malvern Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(3)

4.1	Indenture, dated February 7, 2017, by and between Malvern Bancorp, Inc. and U.S. Bank National Association, as trustee	(4)

4.2	Forms of 6.125% Subordinated Note due 2027 (included as Exhibit A-1 and Exhibit A-2 to the Indenture referenced above)	(5)

10.1	Malvern Bancorp 2014 Long Term Incentive Plan*	(6)

No.	Description	Location

10.2	Employment Agreement, dated May 15, 2015, with Anthony C. Weagley*	(7)

10.3	Change of Control Agreement, dated May 23, 2016, with Joseph D. Gangemi*	(8)

10.4	Change of Control Agreement, dated May 23, 2016, with William Woolworth*	(9)

10.5	Amended and Restated Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Bank and Anthony C. Weagley*	(10)

10.6	Amendment to Change in Control Agreement, dated May 25, 2017, between Joseph Gangemi and Malvern Bank, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(11)

10.7	Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Bank and William J. Boylan, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(12)

10.8	Amendment to Employment Agreement, dated December 11, 2018, among Malvern Bancorp, Inc., Malvern Bank and Anthony C. Weagley	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.0	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith

23.1	Consent of BDO USA, LLP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document.**	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.**	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.
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

(1)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.
(2)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.
(3)	Incorporated by reference from Exhibit 4.0 to Malvern Bancorp, Inc.’s Registration Statement Form S-1, filed May 31, 2012 (SEC File No. 333-181798).
(4)	Incorporated by reference from Exhibit 4.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on February 8, 2017.

(5)	Incorporated by reference from Exhibit 4.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on February 8, 2017.
(6)	Incorporated by reference from Appendix A of the definitive proxy statement filed by Malvern Bancorp, Inc. with the SEC on January 2, 2015.
(7)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 20, 2015.
(8)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 27, 2016.
(9)	Incorporated by reference from Exhibit 10.2 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 27, 2016.
(10)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.
(11)	Incorporated by reference from Exhibit 10.2 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.
(12)	Incorporated by reference from Exhibit 10.3 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 14, 2018	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on December 14, 2018, have signed this report below.

/s/ Anthony C. Weagley Anthony C. Weagley	Director, President and Chief Executive Officer (principal executive officer)

/s/ Howard Kent Howard Kent	Chairman of the Board

/s/ Therese Woodman Therese Woodman	Vice Chairman of the Board

/s/ Cynthia Felzer Leitzell Cynthia Felzer Leitzell	Director

/s/ Norman Feinstein Norman Feinstein	Director

/s/Andrew Fish Andrew Fish	Director

/s/ Stephen P. Scartozzi Stephen P. Scartozzi	Director

/s/ Julia Corelli Julia Corelli	Director

/s/ Joseph D. Gangemi Joseph D. Gangemi	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)