Form 10-Q
period 2018-12-31
MALVERN BANCORP, INC.
filed 2019-02-11
CIK 1550603

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01:	7,774,594 shares
(Title of Class)	(Outstanding as of February 11, 2019)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2019, or for any other interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2018 should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2018	September 30, 2018
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from depository institutions	$1,377	$1,563
Interest bearing deposits in depository institutions	98,499	29,271
Cash and Cash Equivalents	99,876	30,834
Investment securities available for sale, at fair value (amortized cost of $19,768 and $24,804, respectively)	19,231	24,298
Investment securities held to maturity (fair value of $28,557 and $28,968, respectively)	29,323	30,092
Restricted stock, at cost	9,493	8,537
Loans receivable, net of allowance for loan losses of $9,247 and $9,021, respectively	924,639	902,136
Other real estate owned	5,796	-
Accrued interest receivable	3,724	3,800
Property and equipment, net	7,067	7,181
Deferred income taxes	3,367	3,195
Bank-owned life insurance	19,524	19,403
Other assets	6,452	4,475
Total Assets	$1,128,492	$1,033,951
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Deposits-noninterest-bearing	39,734	41,677
Deposits-interest-bearing	803,466	732,486
Total Deposits	843,200	774,163
FHLB advances	118,000	118,000
Other short-term borrowings	-	2,500
Subordinated debt	24,500	24,461
Advances from borrowers for taxes and insurance	2,142	1,305
Accrued interest payable	1,251	784
Other liabilities	3,720	1,915
Total Liabilities	992,813	923,128
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, issued and outstanding: 7,774,594 at December 31, 2018 and 6,580,879 shares at September 30, 2018	78	66
Additional paid-in-capital	84,481	61,099
Retained earnings	52,423	50,412
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,302)	(1,338)
Accumulated other comprehensive (loss) income	(1)	584
Total Shareholders' Equity	135,679	110,823
Total Liabilities and Shareholders' Equity	$1,128,492	$1,033,951

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$10,095	$8,701
Investment securities, taxable	251	230
Investment securities, tax-exempt	61	65
Dividends, restricted stock	133	69
Interest-bearing cash accounts	372	446
Total Interest and Dividend Income	10,912	9,511
Interest Expense
Deposits	2,944	2,155
Short-term borrowings	5	19
Long-term borrowings	633	563
Subordinated Debt	383	392
Total Interest Expense	3,965	3,129
Net Interest Income	6,947	6,382
Provision for Loan Losses	1,453	-
Net Interest Income after Provision for Loan losses	5,494	6,382
Other Income
Service charges and other fees	940	271
Rental income - other	67	66
Net gains on sale of real estate	-	1,186
Net gains on sale of loans	18	67
Earnings on bank-owned life insurance	121	121
Total Other Income	1,146	1,711
Other Expenses
Salaries and employee benefits	2,008	1,990
Occupancy expense	539	562
Federal deposit insurance premium	69	76
Advertising	30	54
Data processing	254	278
Professional fees	499	788
Other real estate owned expense, net	21	-
Other operating expenses	674	723
Total Other Expenses	4,094	4,471
Income before income tax expense	2,546	3,622
Income tax expense	535	3,219
Net Income	$2,011	$403
Earnings Per Common Share:
Basic	$0.27	$0.06
Diluted	$0.27	$0.06
Weighted Average Common Shares Outstanding:
Basic	7,555,810	6,445,264
Diluted	7,555,969	6,450,513

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended December 31,
	2018	2017
	(In thousands)
Net Income	$2,011	$403
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding losses on available-for-sale securities	(33)	(83)
Tax effect	7	25
Net of tax amount	(26)	(58)
Accretion of unrealized holding losses on securites transferred from available-for-sale to held-to-maturity	2	2
Tax effect	(1)	(1)
Net of tax amount	1	1
Fair value adjustments on derivatives	(710)	242
Tax effect	150	(23)
Net of tax amount	(560)	219
Total other comprehensive (loss), income	(585)	162
Total comprehensive income	$1,426	$565

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, October 1, 2017	66	60,736	43,139	(1,483)	62	102,520
Net Income	-	-	403	-	-	403
Other comprehensive income	-	-	-	-	162	162
Committed to be released ESOP shares (3,600 shares)	-	60	-	36	-	96
Stock based compensation	-	15	-	-	-	15
Balance, December 31, 2017	66	60,811	43,542	(1,447)	224	103,196
Balance, October 1, 2018	66	61,099	50,412	(1,338)	584	110,823
Net Income	-	-	2,011	-	-	2,011
Other comprehensive loss	-	-	-	-	(585)	(585)
Stock issuance (net of issuance of proceeds of $25,000)	12	23,332	-	-	-	23,344
Committed to be released ESOP shares (3,600 shares)	-	36	-	36	-	72
Stock based compensation	-	14	-	-	-	14
Balance, December 31, 2018	$78	$84,481	$52,423	$(1,302)	$(1)	$135,679

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,011	$403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	191	187
Provision for loan losses	1,453	-
Deferred income tax (benefit) expense	(295)	2,849
ESOP expense	72	96
Stock based compensation	14	15
Amortization of premiums and discounts on investments securities, net	269	294
(Accretion) amortization of loan origination fees and costs	(192)	8
Amortization of mortgage servicing rights	10	13
Net gain on sale of real estate	-	(1,186)
Net gain on sale of secondary market loans	(18)	(67)
Proceeds from sale of secondary market loans	1,544	5,112
Originations of secondary market loans	(1,525)	(5,045)
Earnings on bank-owned life insurance	(121)	(121)
Decrease (increase) in accrued interest receivable	76	(205)
Increase in accrued interest payable	467	405
Increase in other liabilities	1,805	1,981
Increase in other assets	(2,419)	(367)
Amortization of subordinate debt	39	39
Net Cash Provided by Operating Activities	3,381	4,411

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(5,000)	(30,140)
Sales	25	-
Maturities, calls and principal repayments	10,000	123
Investment securities held-to-maturity:
Maturities, calls and principal repayments	512	747
(Loan originations) and principal collections, net	(29,560)	27,559
Net increase in restricted stock	(956)	(371)
Proceeds from sale of real estate	-	1,315
Purchase of property and equipment	(78)	(183)
Net Cash Used in Investing Activities	(25,057)	(950)
Cash Flows from Financing Activities
Net increase in deposits	69,037	6,703
Proceeds for long-term borrowings	30,000	35,000
Repayment of long-term borrowings	(30,000)	(35,000)
Repayment of other borrowed money	(2,500)	-
Increase in advances from borrowers for taxes and insurance	837	1,342
Net proceeds from issuance of common stock	23,344	-
Net Cash Provided by Financing Activities	90,718	8,045
Net Increase in Cash and Cash Equivalents	69,042	11,506
Cash and Cash Equivalents - Beginning	30,834	117,136
Cash and Cash Equivalents - Ending	$99,876	$128,642
Supplemental Cash Flows Information
Interest paid	$3,498	$2,724
Income taxes paid	$163	$-
Non-cash transfer to other real estate owned	$5,796	$-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”), a Pennsylvania corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  Malvern Bancorp is the holding company for Malvern Bank, National Association (“Malvern Bank” or the “Bank”), a national bank that was originally organized in 1887 as a federally-chartered savings bank.  Malvern Bank now serves as one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity.  Effective February 12, 2018, the Bank converted from a federal savings bank charter to a national bank charter and Malvern Bancorp converted from a savings and loan holding company to a bank holding company. On October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.3 million (after deducting the underwriting discount and other estimated offering expenses).

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

In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of derivative positions.  The unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Note 2 – Summary of Significant Accounting Policies

Basis of financial statement presentation. The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Malvern Bank, National Association and the Bank’s wholly-owned subsidiary, Malvern Insurance Associates, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at December 31, 2018 and the results of operations for the three-month periods ended December 31, 2018 and 2017, and cash flows for the three-month periods ended December 31, 2018 and 2017. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2018. The consolidated statement of operations for the three- month periods ended December 31, 2018 and the consolidated statements of cash flows for the three-month periods ended December 31, 2018 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2019 or any other period.

There have been no significant changes to our Critical Accounting Policies as described in our 2018 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Financial. Instruments. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this ASU will be effective for interim and annual periods beginning after December 15, 2019. All entities may adopt the amendments in this Update earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect to early adopt these changes. The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  Data is being collected and refined and testing of the various models is in process. The Company is evaluating the impact of this new requirement to the consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all such leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. For lessors, the standard modifies classification criteria and accounting for sales- type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). This Update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect to early adopt this standard. The new standard allows for a cumulative effect adjustment in the year of adoption by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. The Company is in the process of evaluating the impact of this guidance but expects to report higher assets and liabilities as a result of including additional leases on the consolidated statement of financial condition.

Note 3 – Non-Interest Income

On October 1, 2018, the Company adopted the amendments of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. A significant amount of the Company’s revenues is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Some sources of revenue included within non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	Three Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Rental income - other	$67	$66
Net gains on sale of real estate	-	1,186
Net gains on sale of loans	18	67
Earnings on bank-owned life insurance	121	121
Non-interest income within the scope of other GAAP topics	206	1,440
ATM fees	1	4
Credit card fee income	6	6
DDA fee income	37	36
DDA service fees	19	18
Debit card fees	60	56
Other loan fee income	764	65
Other fee income	52	84

Other non-interest income	1	2
Non-interest income from contracts with customers	$940	$271
Total Non-interest Income	$1,146	$1,711

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, investment securities, derivatives as well as revenue related to BOLI, sales of investment securities, rental income, and gain on sale of loans. Revenue-generating activities that are within the scope of ASC 606, which are presented in our statements of operations as components of other income included certain fees such as credit card fee income, DDA service and fee income, and debit card fees. The increase in other loan fee income is primarily due to the recognition of approximately $708,000 of net swap fees through the Bank’s commercial loan hedging program.

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  During the three months ended December 31, 2018, the Company granted  3,238 restricted shares , which are considered CSEs. The Company did not grant any stock options during the three months ended December 31, 2018.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
	2018	2017
	(Dollars in thousands, except share and per share data)
Net Income	$2,011	$403
Weighted average shares outstanding	7,668,751	6,572,605
Average unearned ESOP shares	(112,941)	(127,341)
Basic weighted average share outstanding	7,555,810	6,445,264
Plus: effect of potential dilutive common stock equivalents - stock options	159	5,249
Diluted weighted average common shares outstanding	7,555,969	6,450,513
Earnings per common share:
Basic	$0.27	$0.06
Diluted	$0.27	$0.06

Note 5 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During each of the three months ended December 31, 2018 and 2017, there were 3,600 shares committed to be released.  At December 31, 2018, there were 111,165 unallocated shares and 148,053 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $2.2 million at December 31, 2018.

Note 6 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at December 31, 2018 and at September 30, 2018. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at December 31, 2018 and September 30, 2018.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$6,944	$3	$(14)	$6,933
Single issuer trust preferred security	1,000	-	(128)	872
Corporate debt securities	11,574	-	(398)	11,176
Mutual fund	250	-	-	250
Total	19,768	3	(540)	19,231
Investment Securities Held-to-Maturity:
U.S. government agencies	$2,000	$-	$(14)	$1,986
State and municipal obligations	8,124	6	(27)	8,103
Corporate debt securities	3,689	-	(48)	3,641
Mortgage-backed securities:
Collateralized mortgage obligations (CMO), fixed-rate	15,510	-	(683)	14,827
	29,323	6	(772)	28,557
Total investment securities	$49,091	$9	$(1,312)	$47,788

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$9,996	$-	$(10)	$9,986
State and municipal obligations	6,953	-	(66)	6,887
Single issuer trust preferred security	1,000	-	(79)	921
Corporate debt securities	6,605	-	(351)	6,254
Mutual fund	250	-	-	250
Total	24,804	-	(506)	24,298
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$-	$(20)	$1,979
State and municipal obligations	8,181	-	(66)	8,115
Corporate debt securities	3,715	-	(49)	3,666
Mortgage-backed securities:
Collateralized mortgage obligations (CMO), fixed-rate	16,197	-	(989)	15,208
	$30,092	$-	$(1,124)	$28,968
Total investment securities	$54,896	$-	$(1,630)	$53,266

For the three months ended December 31, 2018 proceeds of available-for-sale investment securities sold amounted to approximately $25,000. There was no gain or loss with this sale. For the three months ended December 31, 2017, no available-for-sale investment securities were sold.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2018 and September 30, 2018:

	December 31, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
State and municipal obligations	$1,635	$(3)	$2,791	$(11)	$4,426	$(14)
Single issuer trust preferred security	-	-	872	(128)	872	(128)
Corporate debt securities	4,950	(25)	6,226	(373)	11,176	(398)
Total	$6,585	$(28)	$9,889	$(512)	$16,474	$(540)
Investment Securities Held-to-Maturity:
U.S. government agencies	$-	$-	$1,986	$(14)	$1,986	$(14)
State and municipal obligations	1,860	(1)	5,077	(26)	6,937	(27)
Corporate debt securities	3,641	(48)	-	-	3,641	(48)
Mortgage-backed securities:
CMO, fixed-rate	-	-	14,827	(683)	14,827	(683)
Total	$5,501	$(49)	$21,890	$(723)	$27,391	$(772)
Total investment securities	$12,086	$(77)	$31,779	$(1,235)	$43,865	$(1,312)

	September 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. treasury and notes	$9,986	$(10)	$-	$-	$9,986	$(10)
State and municipal obligations	5,433	(56)	1,000	(10)	6,433	(66)
Single issuer trust preferred security	-	-	921	(79)	921	(79)
Corporate debt securities	-	-	6,254	(351)	6,254	(351)
Total	$15,419	$(66)	$8,175	$(440)	$23,594	$(506)
Investment Securities Held-to-Maturity:
U.S. government agencies	$-	$-	$1,979	$(20)	$1,979	$(20)
State and municipal obligations	8,115	(66)	-	-	8,115	(66)
Corporate debt securities	3,666	(49)	-	-	3,666	(49)
Mortgage-backed securities:
CMO, fixed-rate	127	(6)	15,081	(983)	15,208	(989)
Total	11,908	(121)	17,060	(1,003)	28,968	(1,124)
Total investment securities	$27,327	$(187)	$25,235	$(1,443)	$52,562	$(1,630)

As of December 31, 2018, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2018, the Company held  two U.S. government agency securities, thirteen municipal bonds, five corporate securities, 37 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2018 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $7.5 million and $17.9 million at December 31, 2018 and September 30, 2018, respectively were pledged to secure deposits.  In addition, no investment securities were pledged to secure short-term borrowings at December 31, 2018. Investment securities having a carrying value of $3.1 million at September 30, 2018 were pledged to secure short-term borrowings.

The following table presents information for investment securities at December 31, 2018, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$1,003	$1,000
Over 1 year through five years	8,337	8,170
After 5 years through ten years	9,973	9,606
Over 10 years	455	455
Total	$19,768	$19,231
Held-to-Maturity:
Within 1 year	2,000	1,986
After 5 years through ten years	5,542	5,491
Over 10 years	6,271	6,253
Mortgage-backed securities:
Collaterized mortgage obligations, fixed-rate	15,510	14,827
Total	$29,323	$28,557
Total investment securities	$49,091	$47,788

Note 7 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31, 2018	September 30, 2018

Residential mortgage	$202,306	$197,219
Construction and Development:
Residential and commercial	41,140	37,433
Land	7,180	9,221
Total Construction and Development	48,320	46,654
Commercial:
Commercial real estate	508,448	493,929
Farmland	12,054	12,066
Multi-family	44,989	45,102
Other	84,236	80,059
Total Commercial	649,727	631,156
Consumer:
Home equity lines of credit	14,484	14,884
Second mortgages	16,674	18,363
Other	1,915	2,315
Total Consumer	33,073	35,562
Total loans	933,426	910,591
Deferred loan fees and costs, net	460	566
Allowance for loan losses	(9,247)	(9,021)
Total loans receivable, net	$924,639	$902,136

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2018 and September 30, 2018.  Activity in the allowance is presented for the three months ended December 31, 2018 and 2017 and the year ended September 30, 2018, respectively.

		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(Dollars in thousands)
Three Months Ended December 31, 2018
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$467	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,223)	-	-	-	-	-	(1)	-	(1,241)
Recoveries	-	-	-	3	-	-	2	-	8	1	-	14
Provisions	119	46	(4)	1,533	(2)	42	(7)	(3)	57	(7)	(321)	1,453
Ending balance	$1,164	$439	$45	$5,344	$64	$274	$462	$79	$391	$44	$941	$9,247
Ending balance: individually evaluated for impairment	$-	$-	$-	$338	$-	$-	$-	$-	$179	$26	$-	$543
Ending balance: collectively evaluted for impairment	$1,164	$439	$45	$5,006	$64	$274	$462	$79	$212	$18	$941	$8,704
Loans receivable:
Ending balance	$202,306	$41,140	$7,180	$508,448	$12,054	$44,989	$84,236	$14,484	$16,674	$1,915		$933,426
Ending balance: individually evaluated for impairment	$3,627	$-	$72	$10,349	$-	$-	$-	$34	$619	$26		$14,727
Ending balance: collectively evaluated for impairment	$198,679	$41,140	$7,108	$498,099	$12,054	$44,989	$84,236	$14,450	$16,055	$1,889		$918,699

		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(Dollars in thousands)
Three Months Ended December 31, 2017
Beginning Balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Charge-offs	-	-	-	-	-	-	-	-	-	(2)	-	(2)
Recoveries	2	-	-	9	-	-	1	1	19	2	-	34
Provisions	23	9	(2)	670	3	(24)	(93)	3	42	3	(634)	-
Ending balance	$1,029	$532	$130	$4,260	$12	$200	$449	$94	$463	$30	$1,238	$8,437
Ending balance: individually evaluated for impairment	$-	$-	$-	$156	$-	$-	$-	$-	$156	$1	$-	$313
Ending balance: collectively evaluted for impairment	$1,029	$532	$130	$4,104	$12	$200	$449	$94	$307	$29	$1,238	$8,124
Loans receivable:
Ending balance	$186,831	$34,627	$18,599	$427,610	$1,711	$32,716	$71,933	$16,811	$21,304	$2,435		$814,577
Ending balance: individually evaluated for impairment	$2,438	$-	$89	$1,347	$-	$-	$239	$10	$578	$1		$4,702
Ending balance: collectively evaluated for impairment	$184,393	$34,627	$18,510	$426,263	$1,711	$32,716	$71,694	$16,801	$20,726	$2,434		$809,875

		Construction and Development		Commercial				Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(Dollars in thousands)
Year Ended September 30, 2018
Allowance for credit losses:
Beginning Balance	$1,004	$523	$132	$3,581	$9	$224	$541	$90	$402	$27	$1,872	$8,405
Charge-offs	(60)	-	-	(276)	-	-	(45)	-	(88)	(2)	-	(471)
Recoveries	58	-	-	11	-	-	4	1	52	7	-	133
Provisions	60	(130)	(83)	1,715	57	8	(33)	(9)	(40)	19	(610)	954
Ending balance	$1,062	$393	$49	$5,031	$66	$232	$467	$82	$326	$51	$1,262	$9,021
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,448	$-	$-	$-	$-	$103	$26	$-	$1,577
Ending balance: collectively evaluted for impairment	$1,062	$393	$49	$3,583	$66	$232	$467	$82	$223	$25	$1,262	$7,444
Loans receivable:
Ending balance	$197,219	$37,433	$9,221	$493,929	$12,066	$45,102	$80,059	$14,884	$18,363	$2,315		$910,591
Ending balance: individually evaluated for impairment	$3,148	$-	$76	$17,409	$-	$-	$-	$34	$635	$26		$21,328
Ending balance: collectively evaluated for impairment	$194,071	$37,433	$9,145	$476,520	$12,066	$45,102	$80,059	$14,850	$17,728	$2,289		$889,263

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of credit losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  At present, components of the commercial loan segments of the portfolio are new originations and the associated volumes continue to see increased growth.  At the same time, historical loss levels have decreased as factors in assessing the portfolio.   The combination of these factors has given rise to an increase in the unallocated level within the allowance.  Any unallocated portion of the allowance in conjunction with the quarterly review and changes to the qualitative factors to adjust for the risk due to current economic conditions, reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, regulatory requirements, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2018 and September 30, 2018.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2018
Residential mortgage	$-	$-	$3,627	$3,627	$3,782
Construction and Development:
Land	-	-	72	72	72
Commercial:
Commercial real estate	9,807	338	542	10,349	10,626
Consumer:
Home equity lines of credit	-	-	34	34	35
Second mortgages	196	179	423	619	671
Other	26	26	-	26	26
Total impaired loans	$10,029	$543	$4,698	$14,727	$15,212
September 30, 2018
Residential mortgage	$-	$-	$3,148	$3,148	$3,337
Construction and Development:
Land	-	-	76	76	76
Commercial:
Commercial real estate	16,343	1,448	1,066	17,409	17,685
Consumer:
Home equity lines of credit	-	-	34	34	34
Second mortgages	120	103	515	635	730
Other	26	26	-	26	26
Total impaired loans	$16,489	$1,577	$4,839	$21,328	$21,888

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31, 2018
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(in thousands)
Residential mortgage	$3,563	$27
Construction and Development:
Land	73	1
Commercial:
Commercial real estate	15,017	76
Consumer:
Home equity lines of credit	45	-
Second mortgages	625	2
Other	26	-
Total	$19,349	$106

	Three Months Ended December 31, 2017
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(in thousands)
Residential mortgage	$2,390	$12
Construction and Development:
Land	91	1
Commercial:
Commercial real estate	820	6
Other	241	3
Consumer:
Home equity lines of credit	10	-
Second mortgages	495	2
Other	1	-
Total	$4,048	$24

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2018 and September 30, 2018.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2018:
Residential mortgage	$197,816	$-	$4,490	$-	$202,306
Construction and Development:
Residential and commercial	41,140	-	-	-	41,140
Land	7,108	-	72	-	7,180
Commercial:
Commercial real estate	495,225	1,549	11,674	-	508,448
Farmland	12,054	-	-	-	12,054
Multi-family	44,989	-	-	-	44,989
Other	84,086	-	150	-	84,236
Consumer:
Home equity lines of credit	14,353	-	131	-	14,484
Second mortgages	15,700	101	873	-	16,674
Other	1,888	-	27	-	1,915
Total	$914,359	$1,650	$17,417	$-	$933,426

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2018:
Residential mortgage	$193,584	$-	$3,635	$-	$197,219
Construction and Development:
Residential and commercial	37,433	-	-	-	37,433
Land	9,146	-	75	-	9,221
Commercial:
Commercial real estate	474,232	949	18,748	-	493,929
Farmland	12,066	-	-	-	12,066
Multi-family	45,102	-	-	-	45,102
Other	79,902	-	157	-	80,059
Consumer:
Home equity lines of credit	14,707	-	177	-	14,884
Second mortgages	17,402	103	858	-	18,363
Other	2,289	-	26	-	2,315
Total	$885,863	$1,052	$23,676	$-	$910,591

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31, 2018	September 30, 2018
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,783	$1,817
Commercial:
Commercial real estate	520	520
Consumer:
Home equity lines of credit	34	34
Second mortgages	199	290
Other	26	26
Total non-accrual loans	$2,562	$2,687

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $79,000 and $10,000 for the three months ended December 31, 2018 and 2017, respectively.  At December 31, 2018 and September 30, 2018 there were approximately $759,000 and $374,000, respectively, of loans past due 90 days or more and still accruing interest. At December 31, 2018, $718,000 of loans past due 90 days or more and still accruing interest is attributed to one residential mortgage loan which is currently under 30 days delinquent for principal and interest due.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2018 and September 30, 2018.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
December 31, 2018:
Residential mortgage	$197,767	$2,334	$1,069	$1,137	4,540	$202,306	$719
Construction and Development:
Residential and commercial	41,140	-	-	-	-	41,140	-
Land	7,180	-	-	-	-	7,180	-
Commercial:
Commercial real estate	506,980	948	-	520	1,468	508,448	-
Farmland	12,054	-	-	-	-	12,054	-
Multi-family	44,989	-	-	-	-	44,989	-
Other	84,236	-	-	-	-	84,236	-
Consumer:
Home equity lines of credit	14,284	69	97	34	200	14,484	-
Second mortgages	16,327	187	25	135	347	16,674	39
Other	1,886	2	-	26	28	1,915	1
Total	$926,843	$3,540	$1,191	$1,852	$6,583	$933,426	$759

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2018:
Residential mortgage	$193,727	$450	$1,016	$2,026	$3,492	$197,219	$339
Construction and Development:
Residential and commercial	37,433	-	-	-	-	37,433	-
Land	9,221	-	-	-	-	9,221	-
Commercial:
Commercial real estate	485,886	449	7,019	575	8,043	493,929	-
Farmland	12,066	-	-	-	-	12,066
Multi-family	45,102	-	-	-	-	45,102	-
Other	80,059	-	-	-	-	80,059	-
Consumer:
Home equity lines of credit	14,815	-	-	69	69	14,884	35
Second mortgages	17,928	121	103	211	434	18,363	-
Other	2,282	7	1	25	33	2,315	-
Total	$898,519	$1,027	$8,139	$2,906	$12,072	$910,591	$374

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

The Company had twenty-two and eighteen loans classified as TDRs at December 31, 2018 and September 30, 2018, respectively, with an aggregate outstanding balance of $12.7 million and $18.9 million, respectively. At December 31, 2018, these loans were also classified as impaired. Eighteen of the TDR loans continue to perform under the restructured terms through December 31, 2018 and we continued to accrue interest on such loans through such date. As previously disclosed in the Company’s Form 10-K filed on December 14, 2018, one TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as a result the Company accepted a deed in lieu of foreclosure. During the quarter ended September 30, 2018, the Company established a specific reserve of approximately $1.3 million in its allowance for loan and lease losses as part of its quarterly credit review of the loan.  The loan was performing under the terms of its modification agreement and had a letter of intent in place with an interested national tenant.   During the quarter ended December 31, 2018, the Bank was alerted that the letter of intent fell through with a prospective national tenant.  Subsequently, the loan was charged down by $1.2 million, to the appraised estimated fair market value less additional costs to sell the property, to a value of $5.8 million and transferred to other real estate owned.  The Bank has engaged with a national real estate broker to list and market the property.

The Company had a $1.5 million provision for loan losses during the quarter ended December 31, 2018 compared to $125,000 for the quarter ended September 30, 2018.  Provision expense was higher during the first quarter fiscal 2019 due primarily to the TDR commercial real estate loan write-down of approximately $1.2 million noted above and continued growth in the commercial loan portfolio during the quarter. At the same time the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of 10 banks with similar asset size within the same general geographic area of Malvern Bank. This new factor amounted for an additional $390,000 added to the provision for the period.

Primarily, as a result of this transfer to other real estate owned, TDR loans at December 31, 2018 decreased by $6.2 million compared to September 30, 2018 and total non-performing assets at December 31, 2018 increased by $6.1 million compared to September 30, 2018.

All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and could result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $2.1 million and $1.4 million of residential real estate properties in the process of foreclosure at December 31, 2018 and September 30, 2018, respectively.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2018:
Residential mortgage	14	$2,537	4	$500
Construction and Development:
Land	1	72	-	-
Commercial:
Commercial real estate	3	9,830	-	-
Consumer:
Second mortgages	4	225	-	-
Total	22	$12,664	$4	$500
At September 30, 2018:
Residential mortgage	10	$1,816	3	$289
Construction and Development:
Land	1	76	-	-
Commercial:
Commercial real estate	4	16,889	-	-
Consumer:
Second mortgages	3	148	-	-
Total	18	$18,929	3	$289

The following table reports the performing status of all TDR loans. The performing status is determined by the loans compliance with the modified terms.

	December 31, 2018		September 30, 2018
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,037	$500	$1,527	$289
Construction and Development:
Land	72	-	76	-
Commercial:
Commercial real estate	9,830	-	16,889	-
Consumer:
Second mortgages	225	-	148	-
Total	$12,164	$500	$18,640	$289

The following table shows the new TDRs for the three months ended December 31, 2018 and 2017.

	For the Three Months Ended December 31,
	2018			2017
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	4	$732	$726	-	$-	$-
Consumer:
Second mortgages	1	$80	$79	-	$-	$-
Total troubled debt restructurings	5	$812	$805	-	$-	$-

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Federal Savings Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2017 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2018, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

On October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.3 million (after deducting the underwriting discount and other estimated offering expenses).

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2018 and September 30, 2018:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 Leverage (Core) Capital (to adjusted assets)	$135,679	12.55%	$43,246	4.00%	$54,058	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	135,679	14.61%	41,793	4.50%	60,368	6.50%
Tier 1 Capital (to risk weighted assets)	135,679	14.61%	55,724	6.00%	74,299	8.00%
Total Risk Based Capital (to risk weighted assets)	169,494	18.25%	74,299	8.00%	92,874	10.00%
As of September 30, 2018
Tier 1 Leverage (Core) Capital (to adjusted assets)	$110,239	10.63%	$41,491	4.00%	$51,864	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	110,239	12.62%	39,322	4.50%	56,799	6.50%
Tier 1 Capital (to risk weighted assets)	110,239	12.62%	52,430	6.00%	69,906	8.00%
Total Risk Based Capital (to risk weighted assets)	143,787	16.45%	69,906	8.00%	87,383	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2018 and September 30, 2018:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 Leverage (Core) Capital (to adjusted assets)	$144,216	13.35%	$43,219	4.00%	$54,024	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	144,216	15.54%	41,752	4.50%	60,308	6.50%
Tier 1 Capital (to risk weighted assets)	144,216	15.54%	55,670	6.00%	74,225	8.00%
Total Risk Based Capital (to risk weighted assets)	153,530	16.55%	74,225	8.00%	92,782	10.00%
As of September 30, 2018
Tier 1 Leverage (Core) Capital (to adjusted assets)	$131,746	12.71%	$41,450	4.00%	$51,812	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	131,746	15.09%	39,293	4.50%	56,756	6.50%
Tier 1 Capital (to risk weighted assets)	131,746	15.09%	52,390	6.00%	69,853	8.00%
Total Risk Based Capital (to risk weighted assets)	140,833	16.13%	69,853	8.00%	87,317	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At December 31, 2018, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $381,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of fiscal 2019. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2018 and September 30, 2018:

`	December 31, 2018
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location
	(Dollars in thousand)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$739	Other assets	$30,000	$204	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$25,350	$1,139	Other assets	$25,350	$1,140	Other liabilities

	September 30, 2018
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location
	(Dollars in thousand)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$65,000	$1,245	Other assets	$-	$-

The tables below presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI to Interest Income
	(Dollars in thousand)
Interest rate swap agreements	$(639)	$71
Total derivatives	(639)	71

	Three Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	(Dollars in thousand)
Interest rate swap agreements	$230	$(13)
Total derivatives	230	(13)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the quarter ended December 31, 2018 and December 31, 2017.

Three Months Ended December 31, 2018
	Consolidated Statement of Income	Amount of Gain (Loss) Recognized in Income on derivatives
(Dollars in thousand)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (1)
Total		$ (1)

Three Months Ended December 31, 2017
	Consolidated Statement of Income	Amount of Gain (Loss) Recognized in Income on derivatives
(Dollars in thousand)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement		$ -
Total		$ -

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At December 31, 2018 and September 30, 2018, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at December 31, 2018 and September 30, 2018. At December 31, 2018 and September 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of zero for both periods, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at December 31, 2018 or September 30, 2018.

The tables below present the balances of assets measured at fair value on a recurring basis at December 31, 2018 and September 30, 2018:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
State and municipal obligations	$6,933	$-	$6,933	$-
Single issuer trust preferred security	872	-	872	-
Corporate debt securities	11,176	-	11,176	-
Mutual funds	250	-	-	250
Total investment securities available for sale	$19,231	$-	$18,981	$250
Derivative instruments	$1,878	$-	$1,878	$-
Liabilities:
Derivative instruments	$1,344	$-	$1,344	$-

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. treasury notes	$9,986	$9,986	$-	$-
State and municipal obligations	6,887	-	6,887	-
Single issuer trust preferred security	921	-	921	-
Corporate debt securities	6,254	-	6,254	-
Mutual funds	250	-	-	250
Total investment securities available for sale	$24,298	$9,986	$14,062	$250
Derivative instruments	$1,245	$-	$1,245	$-

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2018 and September 30, 2018:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	9,486	-	-	9,486
Total	$15,282	$-	$-	$15,282

	December 31, 2018
	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,486	Appraisal of Collateral(2)	Collateral discount(3)	8.5%-12%/(9.1%)
Total	$15,282

(1)	At December 31, 2018, consisted of nine loans with an aggregate balance of $10.0 million and with $543,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans(1)	$15,611	$-	$-	$15,611
Total	$15,611	$-	$-	$15,611

	September 30, 2018
	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Impaired loans(1)	$15,611	Appraisal of Collateral(2)	Collateral discount(3)	8%-12%/(7.9%)
Total	$15,611

(1)	At September 30, 2018, there were twelve loans with an aggregate balance of $17.2 million and with $1.6 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At December 31, 2018 and September 30, 2018, the Company did not have any additions to our mortgage servicing assets.  At December 31, 2018 and September 30, 2018, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and September 30, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2018 and September 30, 2018 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Subordinated Debt—The calculation of fair value in level 2 is based on observable market values where available.

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

Commitments to Extend Credit and Letters of Credit— The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans and are not included in the table below. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2018 and September 30, 2018 are presented below:

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$99,876	$99,876	$99,876	$-	$-
Investment securities available for sale	19,231	19,231	-	18,981	250
Investment securities held to maturity	29,323	28,557	-	28,557	-
Loans receivable, net (including impaired loans)	924,639	921,891	-	-	921,891
Accrued interest receivable	3,724	3,724	-	3,724	-
Restricted stock	9,493	9,493	-	9,493	-
Mortgage servicing rights (included in Other Assets)	213	241	-	241	-
Derivatives (included in Other Assets)	1,878	1,878	-	1,878
Financial liabilities:
Savings accounts	44,438	44,438	-	44,438	-
Checking and NOW accounts	300,759	300,759	-	300,759	-
Money market accounts	253,436	253,436	-	253,436	-
Certificates of deposit	244,567	245,770	-	245,770	-
Borrowings (excluding sub debt)	118,000	118,074	-	118,074	-
Subordinated debt	24,500	24,500	-	24,500	-
Derivatives (included in Other Liabilities)	1,344	1,344	-	1,344	-
Accrued interest payable	1,251	1,251	-	1,251	-

	September 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,834	$30,834	$30,834	$-	$-
Investment securities available for sale	24,298	24,298	9,986	14,062	250
Investment securities held to maturity	30,092	28,968	-	28,968	-
Loans receivable, net (including impaired loans)	902,136	893,520	-	-	893,520
Accrued interest receivable	3,800	3,800	-	3,800	-
Restricted stock	8,537	8,537	-	8,537	-
Mortgage servicing rights (included in Other Assets)	223	268	-	268	-
Derivatives (included in Other Assets)	1,245	1,245	-	1,245
Financial liabilities:
Savings accounts	44,642	44,642	-	44,642	-
Checking and NOW accounts	225,750	225,750	-	225,750	-
Money market accounts	270,834	270,834	-	270,834	-
Certificates of deposit	232,937	234,398	-	234,398	-
Borrowings (excluding sub debt)	120,500	120,420	-	120,420	-
Subordinated debt	24,461	24,461	-	24,461	-
Accrued interest payable	784	784	-	784	-

Note 11 – Income Taxes

In the fiscal first quarter of 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change was administratively effective at the beginning of our calendar year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year was 24.5%. The provisional amount recorded in the first quarter of fiscal 2018 is related to the re-measurement of our deferred tax asset was $2.3 million, and no further adjustments were made.

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income for the three months ended December 31, 2018 and 2017 is as follows:

:

	Three Months Ended December 31,
	2018		2017
	(In thousands)

Tax at statutory rate	$535	21.0%	$878	24.5%
Increase/(reduction) in taxes resulting from:
State tax, net of federal benefit	69	2.7%	170	4.3%
Tax-exempt interest	(3)	(0.1)%	(11)	(0.3)%
Earnings on bank-owned life insurance	(25)	(1.0)%	(30)	(0.8)%
Other	(41)	(1.6)%	-	-%
Subtotal	$535	21.0%	$1,007	27.7%
Impact of change in tax law	$-	-%	$2,212	61.2%
Total	$535	21.0%	$3,219	88.9%

Note 12 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	December 31, 2018	September 30, 2018
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(537)	$(506)
Tax effect	113	106
Net of tax amount	(424)	(400)
Fair value adjustments on derivatives	535	1,245
Tax effect	(112)	(261)
Net of tax amount	423	984
Total accumulated other comprehensive (loss) income	$(1)	$584

Other comprehensive income (loss) and related tax effects are presented in the following table:

	December 31,
	2018	2017
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(33)	$(83)
Amortization of unrealized holding losses on securites transferred from available-for-sale to held-to-maturity	2	2
Fair value adjustments on derivatives	(710)	242
Other comprehensive (loss) income before taxes	(741)	161
Tax effect	156	1
Total comprehensive (loss) income	$(585)	$162

Note 13 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of December 31, 2018, there were 358,360 remaining shares available for future grants.

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

There were no stock options granted during the three months ended December 31, 2018. During the three months ended December 31, 2017, stock options covering a total of 4,664 shares of common stock were granted. Total compensation expense related to options granted under the 2014 Plan was approximately $1,000 and $4,000 for the three months ended December 31, 2018 and December 31, 2017, respectively.

During the three months ended December 31, 2018 and 2017 a total of 3,238 and 4,768 restricted shares were awarded, respectively.  The compensation expense related to restricted stock awards was approximately $13,000 during the three months ended December 31, 2018 and approximately $11,000 during the three months ended December 31, 2017.

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

Stock Options

The following is a summary of stock option activity for the three months ended December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	15,996	$22.34		$41,490
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, end of year	15,996	$22.34	8.383	$11,130
Exercisable, end of year	3,804	$21.35	8.204	$4,452
Nonvested, at end of year	12,192	$22.65

As of December 31, 2018, there was $78,000 of total unrecognized compensation cost related to nonvested options under the Plan.  The cost is expected to be recognized over a weighted average period of 2.01 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended December 31, 2018:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	14,340	$20.36
Granted	3,238	$19.57
Vested	-	$-
Forfeited/cancelled/expired	-	$-
Outstanding, end of year	17,578	$22.33

As of December 31, 2018, there was $320,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan.  The cost is expected to be recognized over a weighted average period of 2.18 years.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2018 and September 30, 2018. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern,’’ or words of similar meaning, or future or conditional terms such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ or ‘‘may.’’ Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Malvern Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan  origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (8) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (9) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Malvern Bancorp, Inc., a Pennsylvania corporation and it’s subsidiaries, and the term the “Bank” refers to Malvern Bank, National Association, a national bank and wholly owned subsidiary of the Company.  In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis, including the efficiency ratio. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 21% and 24.5% federal income tax rate for the years ended December 31, 2018 and 2017, respectively. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be represented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Earnings-Net Interest Income and Margin.”

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, other real estate owned, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, other real estate owned, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in our 2018 Annual Report on Form 10-K. There have been no significant changes to our Critical Accounting Policies as described in our 2018 Annual Report on Form 10-K.

Earnings

Net income available to common shareholders for the three months ended December 31, 2018 amounted to $2.0 million, or $0.27 per fully diluted common share, an increase of $1.6 million, or 399.0 percent, as compared with net income of $403,000, or $0.06 per common share, for the quarter ended December 31, 2017. The annualized return on average assets was 0.74 percent for the three months ended December 31, 2018, compared to annualized return on average assets of 0.15 percent for three months ended December 31, 2017. The annualized return on average shareholders’ equity was 6.00 percent for the three-month period ended December 31, 2018, compared to 1.55 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2017.

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

The following table shows the Company’s calculation of net interest income on a fully tax-equivalent basis, non-GAAP financial measure.

	For the Three Months Ended December 31,
	2018	2017
Net interest income	$6,947	$6,382
Tax-equivalent adjustment, investment income	10	10
Tax-equivalent adjustment,loan interest	1	1
Net interest income on a fully tax-equivalent basis (Non-GAAP)	6,958	6,393

(1)	Computed using a federal income tax rate of 21.0 and 24.25 percent for the years ended December 31, 2018 and 2017, respectively.

The following table presents the components of net interest income on a fully tax-equivalent basis, a non-GAAP measure, for the periods indicated, together with a reconciliation of net interest income as reported under GAAP.

Net Interest Income (tax-equivalent basis)

	For the Three Months Ended December 31,
	2018	2017	Increase (Decrease)	Percent Change
Interest income:
Loans, including fees	$10,096	$8,702	$1,394	16.02%
Investment securities	322	305	17	5.57%
Interest-bearing cash accounts	372	446	(74)	(16.59)%
Dividends, restricted stock	133	69	64	92.75%
Total interest income	10,923	9,522	1,401	14.71%
Interest expense:
Deposits	2,944	2,155	789	36.61%
Short-term borrowings	5	19	(14)	(73.68)%
Long-term borrowings	633	563	70	12.43%
Subordinated debt	383	392	(9)	(2.30)%
Total interest expense	3,965	3,129	836	26.72%
Net interest income on a fully tax-equivalent basis	6,958	6,393	565	8.84%
Tax-equivalent adjustment(1)	(11)	(11)	-	-%
Net interest income, as reported under GAAP	$6,947	$6,382	$565	8.85%

(1)	Computed using a federal income tax rate of 21.0 percent and 24.25 percent for the three months ended December 31, 2018 and 2017, respectively.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $565,000 or 8.8 percent to $7.0 million for the three months ended December 31, 2018 as compared to the same period in fiscal 2018. For the three months ended December 31, 2018, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets and is presented herein on an annualized basis) on a fully tax-equivalent basis, a non-GAAP measure, increased 18 basis points to 2.65 percent from 2.47 percent during the three months ended December 31, 2017. For the three months ended December 31, 2018, an increase in the annualized average yield on interest-earning assets of 48 basis points together with an increase of 39 basis points in the annualized average cost of interest-bearing liabilities, resulted in an increase in the Company’s net interest spread of 9 basis points for the period.

For the three-month period ended December 31, 2018, total interest income on a tax-equivalent basis, a non-GAAP measure, increased by $1.4 million or 14.7 percent, to $10.9 million, compared to the same three-month period in fiscal 2018. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio. The average balance of the loan portfolio increased by $89.3 million, to $912.3 million, from an average of $822.9 million in the same quarter in fiscal 2018, primarily reflecting net increases in residential loans and commercial loans. Average loans represented approximately 86.9 percent of average interest-earning assets during the first quarter of fiscal 2019 compared to 79.5 percent in the same quarter in fiscal 2018. Average investment securities volume decreased during the first three months of fiscal 2019 by $5.6 million, to $53.9 million, compared to the first quarter of fiscal 2018.

For the three months ended December 31, 2018, interest expense increased $836,000, or 26.7 percent, to $4.0 million, compared to the same three-month period in fiscal 2018. The annualized average rate of total interest-bearing liabilities increased 39 basis points to 1.76 percent for the three months ended December 31, 2018, from 1.37 percent for the three months ended December 31, 2017. At the same time, the average balance of total interest-bearing liabilities decreased by $12.5 million. This decrease primarily reflects a decrease in the average balance of total interest-bearing deposit accounts of $7.3 million and a decrease in the average balance of borrowings of $5.2 million.  For the three months ended December 31, 2018, the Company’s annualized net interest spread on a tax-equivalent basis, a non-GAAP measure,  increased to 2.40 percent, from 2.31 percent for the three months ended December 31, 2017.

The following table quantifies the impact on net interest income on a tax-equivalent basis , a non-GAAP measure, resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31,
	2018 vs. 2017
Tax-Equivalent Basis	Volume	Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$944	$450	$1,394
Investment securities	(29)	46	17
Interest-bearing cash accounts	(218)	144	(74)
Dividends, restricted stock	31	33	64
Total interest-earning assets	$728	$673	$1,401
Interest Bearing Liabilities:
Money Market deposits	$(84)	$337	$253
Savings deposits	1	-	1
Certificates of deposits	(126)	289	163
Other interest-bearing deposits	93	279	372
Total interest-bearing deposits	(116)	905	789
Borrowings	(35)	82	47
Total interest-bearing liabilities	$(151)	$987	$836
Change in net interest income	$879	$(314)	$565

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin (net interest income as a percentage of average interest-earning assets). Tax-exempt income and yields have been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be. Quarterly rates, yields, spreads and margins throughout this Management’s Discussion and Analysis are calculated on an annualized basis where appropriate.

	Three Months Ended December 31,
	2018			2017
Tax-Equivalent Basis ("TE")	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$912,259	$10,096	4.43%	$822,941	$8,702	4.23%
Investment securities	53,882	322	2.39%	59,453	305	2.05%
Interest-bearing cash accounts	75,456	372	1.97%	147,591	446	1.21%
Dividends, restricted stock	8,415	133	6.32%	5,782	69	4.77%
Total interest-earning assets(1)	1,050,012	10,923	4.16%	1,035,767	9,522	3.68%
Non interest-earning assets:
Cash and due from banks	1,353			1,533
Bank-owned life insurance	19,474			18,994
Other assets	18,252			20,117
Other real estate owned	693			-
Allowance for loan losses	(8,638)			(8,419)
Total non interest-earning assets	31,134			32,225
Total assets	$1,081,146			$1,067,992
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$259,123	1,074	1.66%	$288,843	821	1.14%
Savings deposits	44,514	10	0.09%	43,663	10	0.09%
Certificates of deposits	241,873	1,217	2.01%	274,785	1,054	1.53%
Other interest-bearing deposits	213,303	643	1.20%	158,814	270	0.68%
Total interest-bearing deposits	$758,813	2,944	1.55%	766,105	2,155	1.13%
Borrowings	142,103	1,021	2.87%	147,322	974	2.64%
Total interest-bearing liabilities	900,916	3,965	1.76%	913,427	3,129	1.37%
Non-interest-bearing liabilities:
Demand deposits	40,420			42,760
Other liabilities	5,750			8,086
Total non-interest liabilities	46,170			50,846
Shareholders' equity	134,060			103,719
Total liabilities and shareholders' equity	$1,081,146			$1,067,992
Net interest income (tax equivalent basis)		$6,958			$6,393
Net interest spread (tax equivalent)			2.40%			2.31%
Net interest margin(2) (tax equivalent)			2.65%			2.47%
Tax equivalent effect			0.00%			0.01%
Net interest margin on a GAAP basis			2.65%			2.46%
Tax equivalent adjustment		(11)			(11)
Net interest income (GAAP)		$6,947			$6,382

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

(2)	Computed using a federal income tax rate of 21.0 percent and 24.5 percent, respectively, for the three months ended December 31, 2018 and December 31, 2017.

Investment Portfolio

For the three months ended December 31, 2018, the average volume of investment securities decreased by $5.6 million to approximately $53.9 million or 5.1 percent of average earning assets, from $59.5 million on average, or 5.7 percent of average earning assets, for the comparable period in fiscal 2018. At December 31, 2018, the total investment portfolio amounted to $48.6 million, a decrease of $5.8 million, or 10.7 percent, from September 30, 2018. The decrease in the investment portfolio was primarily due to the maturation  of U.S. treasury notes and the purchase of corporate bonds and notes during the first quarter of fiscal 2019. At December 31, 2018, the principal components of the investment portfolio were government agency obligations, Federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, and equity securities.

During the three-month period ended December 31, 2018, the volume-related factors decreased investment revenue by approximately $29,000, while rate-related factors increased investment revenue by approximately $46,000 from the same period in fiscal 2018. The tax-equivalent yield on investments increased by 34 basis points to 2.39 percent for the three-month period ended December 31, 2018 as compared to the three-month period ended December 31, 2017 at 2.05 percent. The yield on the portfolio increased in fiscal 2019 compared to fiscal 2018 due primarily to rate related factors.

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

At December 31, 2018, total gross loans amounted to $933.4 million, an increase of $22.8 million or 2.5 percent as compared to September 30, 2018. For the three-month period ended December 31, 2018, there was an increase of $18.6 million in commercial loans, a $5.1 million increase in residential mortgage loans, a $1.6 million increase in construction and development loans partially offset by a $2.5 million reduction in consumer loans. Total gross loans recorded in the quarter ended December 31, 2018 included new loan volume $64.7 million, which was offset by loan payoffs of $16.8 million, prepayments totaling $13.1 million, and amortization of $12.0 million.

Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

At December 31, 2018, the Company had $140.8 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. The Company's current "Approved, Accepted but Unfunded" pipeline, includes approximately $81.0 million in commercial and construction loans and $3.0 million in residential mortgage loans expected to fund over the the following quarter.

The average balance of our total loans increased $89.3 million or 10.9 percent for the three months ended December 31, 2018 as compared to the same period in fiscal 2018, while the average yield on loans increased 20 basis points for the three months ended December 31, 2018 compared with the same period in fiscal 2018. The increase in average total loan volume was due primarily to the volume of new loan originations. During the first quarter of fiscal 2019 compared to the same period fiscal 2018, the volume-related factors during the period contributed to an increase of interest income on loans of $944,000, while the rate-related changes increased interest income on loans by $450,000.

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

For December 31, 2018 the allowance for loan losses amounted to approximately $9.2 million, or 0.99 percent of total loans. For September 30, 2018, the allowance for loan losses amounted to approximately $9.0 million, or 0.99 percent of total loans. The Company had a $1.5 million provision for loan losses during the quarter ended December 31, 2018 compared to $125,000 for the quarter ended September 30, 2018. We recorded no provision for loan losses during the quarter ended December 31, 2017. Provision expense was higher during the first quarter fiscal 2019 due primarily to the TDR commercial real estate loan write-down of approximately $1.2 million and continued growth in the commercial loan portfolio during the quarter. At the same time the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of 10 banks with similar asset size within the same general geographic area of Malvern Bank. This new factor amounted for an additional $390,000 added to the provision for the period.

  The net charge-offs were $1.2 million for the three months ended December 31, 2018 compared to $32,000 in net recoveries for the three months ended December 31, 2017. As previously disclosed in the Company’s consolidated financial statements as of September 30, 2018 included in Form 10-K that was filed on December 14, 2018, one commercial real estate loan classified as a TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as  a result the Company accepted a deed in lieu of foreclosure.  During the quarter ended September 30, 2018 the Company established a specific reserve of approximately $1.3 million in its allowance for loan and lease losses as part of its quarterly credit review of the loan.  The loan was performing under the terms of its modification agreement and had a letter of intent in place with an interested national tenant.   During the quarter ended December 31, 2018, the Bank was alerted that the letter of intent fell through with a prospective national tenant.  Subsequently, the loan was charged down by $1.2 million, to the appraised estimated fair market value less additional costs to sell the property, to a value of $5.8 million and transferred to other real estate owned.  The Bank has engaged with a national real estate broker to list and market the property.

The level of the allowance for the respective periods of fiscal 2019 and fiscal 2018 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at December 31, 2018 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	For the Three Months Ended December 31,
	2018	2017
Average loans outstanding	$912,259	$822,941
Total gross loans at end of period	$933,426	$814,577
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$9,021	$8,405

Charge-offs:
Residential Mortgage	17	-
Commercial:
Commercial real estate	1,223	-
Consumer:
Other	1	2
Total charge-offs	1,241	2
Recoveries:
Residential Mortgage	-	2
Commercial:
Commercial real estate	3	9
Other	2	1
Consumer:
Home equity lines of credit	-	1
Second mortgages	8	19
Other	1	2
Total recoveries	14	34
Net charge-offs (recoveries)	1,227	(32)
Provision for loan losses	1,453	-
Balance at end of period	$9,247	$8,437
Ratios:
Ratio of allowance for loan losses to non-performing loans	278.44%	326.14%
Ratio of net charge-offs (recoveries) to average loans outstanding (1)	0.54%	(0.02)%
Ratio of net charge-offs (recoveries) to total allowance for loan losses	13.27%	(0.38)%
(1)	Annualized

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection. For additional information regarding loans, see Note 7 of the Notes to the Unaudited Consolidated Financial Statements.

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as long as they are performing in accordance with their restructured terms, are not included within the Company’s non-performing loans. For additional information regarding loans, see Note 7 of the Notes to the Unaudited Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	December 31, 2018	September 30, 2018
Non-accrual loans	2,562	2,687
Accruing loans delinquent more than 90 days past due	759	374
Total non-performing Loans	3,321	3,061
Other real estate owned	5,796	—
Total non-performing assets	$9,117	$3,061
TDR loans - performing	12,164	18,640

Non-accrual loans were $2.6 million at December 31, 2018, as compared to $2.7 million at September 30, 2018 and $2.2 million at December 31, 2017.  Other real estate owned (“OREO”) was $5.8 million at December 31, 2018, and zero at both September 30, 2018 and December 31, 2017.  Total performing troubled debt restructured loans were $12.2 million at December 31, 2018, $18.6 million at September 30, 2018 and $2.2 million at December 31, 2017.  As stated above, one commercial real estate loan classified as a TDR with a value of $5.8 million was transferred to other real estate owned. Primarily, as a result of this transfer to other real estate owned, total performing troubled debt restructured loans at December 31, 2018 decreased by $6.4 million compared to September 30, 2018 and total non-performing assets at December 31, 2018 increased by $6.1 million compared to September 30, 2018.

At December 31, 2018, non-performing assets totaled $9.1 million, or 0.81 percent of total assets, as compared with $3.1 million, or 0.30 percent, at September 30, 2018 and $2.6 million, or 0.24 percent, at December 31, 2017.  The increase in non-performing assets at December 31, 2018 compared to September 30, 2018 was primarily due to the transfer to OREO of one commercial real estate loan in the amount of $5.8 million.

Overall credit quality in the Bank’s loan portfolio at December 31, 2018 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At December 31, 2018, special mention loans were $1.7 million compared to $1.1 million at September 30, 2018. The increase of approximately $600,000 in special mention loans was attributable to one commercial real estate loan being changed from a pass risk rating to a special mention loan during quarter ended December 31, 2018.

Substandard loans were $17.4 million and $23.7 million at December 31, 2018 and September 30, 2018, respectively.  The decrease of approximately $6.3 million from September 30, 2018 to December 31, 2018, was primarily due to the transfer to OREO of one commercial real estate loan.  Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Company has no foreign loans.

At December 31, 2018, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
	2018	2017	(Decrease)	Change
(Dollars in thousands)
Service charges and other fees	$940	$271	$669	246.86%
Rental income-other	67	66	1	1.52%
Net gains on sale of real estate	-	1,186	(1,186)	(100.00)%
Net gains on sale of loans	18	67	(49)	(73.13)%
Earnings on bank-owned life insurance	121	121	-	-%
Total other income	$1,146	$1,711	(565)	(33.02)%

For the three months ended December 31, 2018, total other income amounted to $1.1 million, compared to total other income of $1.7 million for the same period in fiscal 2018. This was primarily as a result of a $1.2 million net gain on the sale of the Exton, Pennsylvania branch location in the first fiscal quarter of 2017. Other items contributing to the decrease of $565,000 for the three months ended December 31, 2018 was a $49,000 decrease in net gains on sale of loans, partially offset by a $669,000 increase in service charges and other fees. The increase in service charges and other fees is primarily due to the recognition of approximately $708,000 of net swap fees through the Bank’s commercial loan hedging program.

Excluding net gains on sale of real estate, a non-GAAP measure, the Company recorded total other income of $525,000 for the three months ended December, 2017.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
	2018	2017	(Decrease)	Change
(Dollars in thousands)
Salaries and employee benefits	$2,008	$1,990	$18	0.90%
Occupancy expense	539	562	(23)	(4.09)%
Federal deposit insurance premium	69	76	(7)	(9.21)%
Advertising	30	54	(24)	(44.44)%
Data processing	254	278	(24)	(8.63)%
Professional fees	499	788	(289)	(36.68)%
Other real estate owned expense, net	21	-	21	100.00%
Other operating expenses	674	723	(49)	(6.78)%
Total other expense	$4,094	$4,471	(377)	(8.43)%

For the three months ended December 31, 2018, total other expense decreased $377,000, or 8.4 percent, from the comparable three months ended December 31, 2017. The decrease primarily due to a $289,000 decrease in professional fees, a $49,000 decrease in other operating expense, a $24,000 decrease in data processing expense, a $24,000 decrease in advertising expense, a $23,000 decrease in occupancy expense, and $7,000 decrease in federal deposit insurance premium, partially offset by a $21,000 increase in net other real estate owned expense, and an $18,000 increase in salaries and employee benefits. The decrease in professional fees was primarily due to lower legal expense. Professional fees reflect increased legal and accounting fees for the 2018 fiscal year related to prior period restatements, which the Company does not expect to continue into future periods. The increase in salaries and employee benefits primarily reflects higher compensation to officers and employees to support overall franchise growth.

The Company’s efficiency ratio, a non-GAAP financial measure, was 48.1 percent for the first quarter of fiscal 2019 on an annualized based, compared to 64.0 percent in the first quarter of fiscal 2018.  The decrease in the efficiency ratio reflects an decrease in other expense, excluding non-core items, as well as an increase in total income.

The “efficiency ratio” is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis plus other income, excluding net securities gains, calculated as follows:

	Three Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Other expense	$4,094	$4,471
Less: Non-core items(1)	139	-
Other expense, excluding non-core items, non-GAAP	3,955	4,471
Net interest income (tax equivalent basis), non-GAAP	6,958	6,393
Non-core items(2)	127	72
Net interest income (tax equivalent basis), excluding non-core items, non-GAAP	7,085	6,465
Other income, excluding net investment securities gains and gains on sale of real estate	1,146	525
Total	$8,231	$6,990
Efficiency ratio	48.1%	64.0%

(1)

Non-core items for the quarter ended December 31, 2018 consisted of expenses arising out of the dismissal of the Company’s Certifying Accountant, as previously announced in the Company’s Form 8-K filed on July 9, 2018, which required issuance of consent on previously audited consolidated financial statements..  The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluated comparative results.

(2)	Included in non-core items such as accelerated payoff and non-accrual interest amounts.

The Company’s efficiency ratio, calculated on a GAAP basis without excluding net investment securities gains and without deducting non-core items from other expense, follows:

	Three Months Ended December 31,
	2018	2017
Efficiency ratio on a GAAP Basis	50.6%	55.2%

Provision for Income Taxes

The Company recorded $535,000 in income tax expense during the three months ended December 31, 2018 compared to $3.2 million in income tax expense during the three months ended December 31, 2017. The effective tax rates for the Company for the three months ended December 31, 2018 and 2017 were 21.0 percent and 88.9 percent, respectively. In the first quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

Recent Accounting Pronouncements

Note 2 discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

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

At December 31, 2018, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.17:1.00 at the cumulative one-year position. Based on management’s perception of interest rising through 2018, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At December 31, 2018, the Company had $99.9 million in cash and cash equivalent compared to $30.8 million at September 30, 2018. In addition, our available for sale investment securities amounted to $19.2 million at December 31, 2018 and $24.3 million at September 30, 2018.

Deposits

Total deposits increased to $843.2 million at December 31, 2018 from $774.2 million at September 30, 2018. Deposit growth during the period is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $732.5 million at September 30, 2018 to $803.5 million at December 31, 2018, an increase of $71.0 million. Interest-bearing demand, savings and time deposits under $100,000 increased $58.2 million to a total of $630.8 million at December 31, 2018 as compared to $572.6 million at September 30, 2018. Time deposits $100,000 and over increased $12.8 million as compared to September 30, 2018. Time deposits $100,000 and over represented 20.5 percent of total deposits at December 31, 2018 compared to 20.7 percent at September 30, 2018. We had brokered deposits totaling $115.4 million at December 31, 2018 compared to $103.7 million at September 30, 2018.

Core Deposits

The Company derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $598.6 million at December 31, 2018 increased by $57.4 million, or 10.6 percent, from September 30, 2018. Total demand deposits, savings and money market accounts were 71.0 percent of total deposits at December 31, 2018 and 69.9 percent at September 30, 2018. Alternatively, the Company uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts and certificates of deposits greater than $100,000) as a percentage of total deposits. This number increased by $73.1 million, or 20.5 percent, from $356.8 million at September 30, 2018 to $429.9 million at December 31, 2018 and represented 51.0 percent of total deposits at December 31, 2018 as compared with 46.1 percent at September 30, 2018.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the first three-month period of fiscal 2019.

The following table depicts the Company’s core deposit mix at December 31, 2018 and September 30, 2018 based on the Company’s alternative calculation:

	December 31, 2018		September 30, 2018		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(Dollars in thousands)
Non-interest bearing	$39,734	9.24%	$41,677	11.7%	$(1,943)
Interest bearing	261,025	60.71	184,073	51.6	76,952
Savings	44,438	10.34	44,642	12.5	(204)
Money market deposits under $100,000	12,857	2.99	13,374	3.7	(517)
Certificates of deposits under $100,000	71,875	16.72	73,013	20.5	(1,138)
Total core deposits	$429,929	100.00%	$356,779	100.00%	$73,150
Total deposits	$843,200		$774,163
Core deposits to total deposits		51.0%		46.1%

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2018 and September 30, 2018, the Company’s outstanding balance of FHLB advances, totaled $118.0 million. Of the $118.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020. The remaining balance of long-term, fixed rate advances totaled $25.0 million, representing three separate advances maturing during fiscal year 2019.

At December 31, 2018, there were three short-term FHLB advances totaling $65.0 million of fixed-rate borrowing with rollover of 90 days.

During fiscal 2019 the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source.  At September 30, 2018, the Company had $2.5 million in securities sold under agreements to repurchase at a rate of 2.5%.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2018.

	At December 31, 2018
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$90,124	$29,033	$-	$-	$119,157
Certificate of deposit(1)	143,535	79,362	12,565	13,340	248,802
Operating lease obligations	515	973	979	1,102	3,569
Total Contractual Obligations	$234,174	$109,368	$13,544	$14,442	$371,528

(1)	Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2018, cash and cash equivalents increased by $69.0 million from the balance at September 30, 2018. Net cash of $3.4 million was provided by operating activities. Net cash used in investing activities amounted to approximately $25.1 million and net cash of $90.7 million was provided by financing activities.

Shareholders’ Equity

Total shareholders’ equity amounted to $135.7 million, or 12.0 percent of total assets, at December 31, 2018, compared to $110.8 million or 10.7 percent of total assets at September 30, 2018. Book value per common share was $17.45 at December 31, 2018, compared to $16.84 at September 30, 2018.

	December 31, 2018	September 30, 2018
	Amount	Amount
	(Dollars in thousands, except for share data)
Shareholders' equity	135,679	$110,823
Book value per common share	$17.45	$16.84

Capital

At December 31, 2018, the Bank’s common equity tier 1 ratio was 15.54 percent, tier 1 leverage ratio was 13.35 percent, tier 1 risk-based capital ratio was 15.54 percent and the total risk-based capital ratio was 16.55 percent.  At September 30, 2018, the Bank’s common equity tier 1 ratio was 15.09 percent, tier 1 leverage ratio was 12.71 percent, tier 1 risk-based capital ratio was 15.09 percent and the total risk-based capital ratio was 16.13 percent. At December 31, 2018, the Bank was in compliance with all applicable regulatory capital requirements.

At December 31, 2018, the Company’s common equity tier 1 ratio was 14.61 percent, tier 1 leverage ratio was 12.55 percent, tier 1 risk-based capital ratio was 14.61 percent and the total risk-based capital ratio was 18.25 percent.  At September 30, 2018, the Company’s common equity tier 1 ratio was 12.62 percent, tier 1 leverage ratio was 10.63 percent, tier 1 risk-based capital ratio was

12.62 percent and the total risk-based capital ratio was 16.45 percent.  At December 31, 2018, the Company was in compliance with all applicable regulatory capital requirements.

On October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.3 million (after deducting the underwriting discount and other estimated offering expenses).

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.  There has been no material change in the Company’s asset and liability position since September 30, 2018.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 – Exhibits

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

MALVERN BANCORP, INC.

February 11, 2019	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

February 11, 2019	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial
Officer