Form 10-Q
period 2019-03-31
MALVERN BANCORP, INC.
filed 2019-05-09
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(610) 644-9400

(Registrant’s Telephone Number, Including Area Code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MLVF	Nasdaq Stock Market, LLC

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, par value $0.01:	7,783,866 shares
(Title of Class)	(Outstanding as of May 9, 2019)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2019, or for any other interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2018 should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2019	September 30, 2018
	(Dollars in thousands, except share data)
ASSETS
Cash and due from depository institutions	$1,370	$1,563
Interest bearing deposits in depository institutions	109,450	29,271
Cash and Cash Equivalents	110,820	30,834
Investment securities available for sale, at fair value (amortized cost of $19,754 and $24,804, respectively)	19,371	24,298
Investment securities held to maturity (fair value of $26,338 and $28,968, respectively)	26,789	30,092
Restricted stock, at cost	8,952	8,537
Loans receivable, net of allowance for loan losses of $10,016 and $9,021, respectively	997,114	902,136
Other real estate owned	5,796	-
Accrued interest receivable	4,344	3,800
Property and equipment, net	6,948	7,181
Deferred income taxes	3,434	3,195
Bank-owned life insurance	19,643	19,403
Other assets	7,029	4,475
Total Assets	$1,210,240	$1,033,951
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Deposits-noninterest-bearing	42,937	41,677
Deposits-interest-bearing	899,437	732,486
Total Deposits	942,374	774,163
FHLB advances	98,000	118,000
Other short-term borrowings	-	2,500
Subordinated debt	24,540	24,461
Advances from borrowers for taxes and insurance	2,244	1,305
Accrued interest payable	859	784
Other liabilities	4,655	1,915
Total Liabilities	1,072,672	923,128
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,780,639 and 7,780,475 shares issued and outstanding, respectively, at March 31, 2019 and 6,580,879 shares issued and outstanding at September 30, 2018	78	66
Additional paid-in-capital	84,559	61,099
Retained earnings	54,389	50,412
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,265)	(1,338)
Accumulated other comprehensive (loss) income	(190)	584
Treasury stock, at cost: 164 shares at March 31, 2019	(3)	-
Total Shareholders' Equity	137,568	110,823
Total Liabilities and Shareholders' Equity	$1,210,240	$1,033,951

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$10,661	$8,740	$20,756	$17,441
Investment securities, taxable	250	302	501	532
Investment securities, tax-exempt	57	65	118	130
Dividends, restricted stock	158	134	291	203
Interest-bearing cash accounts	475	463	847	909
Total Interest and Dividend Income	11,601	9,704	22,513	19,215
Interest Expense
Deposits	3,395	2,182	6,339	4,337
Short-term borrowings	2	22	7	41
Long-term borrowings	572	546	1,205	1,109
Subordinated Debt	383	386	766	778
Total Interest Expense	4,352	3,136	8,317	6,265
Net Interest Income	7,249	6,568	14,196	12,950
Provision for Loan Losses	870	240	2,323	240
Net Interest Income after Provision for Loan losses	6,379	6,328	11,873	12,710
Other Income
Service charges and other fees	238	237	1,178	508
Rental income	64	67	131	133
Net gains on sale of real estate	-	-	-	1,186
Net gains on sale of loans	19	26	37	93
Earnings on bank-owned life insurance	120	119	241	240
Total Other Income	441	449	1,587	2,160
Other Expenses
Salaries and employee benefits	2,213	2,001	4,221	3,991
Occupancy expense	577	586	1,116	1,148
Federal deposit insurance premium	73	75	142	151
Advertising	30	38	60	92
Data processing	251	267	505	545
Professional fees	455	450	954	1,238
Other real estate owned expense, net	28	-	49	-
Other operating expenses	816	688	1,490	1,411
Total Other Expenses	4,443	4,105	8,537	8,576
Income before income tax expense	2,377	2,672	4,923	6,294
Income tax expense	411	654	946	3,873
Net Income	$1,966	$2,018	$3,977	$2,421
Earnings Per Common Share:
Basic	$0.26	$0.31	$0.52	$0.38
Diluted	$0.26	$0.31	$0.52	$0.38
Weighted Average Common Shares Outstanding:
Basic	7,667,518	6,448,691	7,611,051	6,446,959
Diluted	7,667,518	6,452,246	7,611,051	6,451,205

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Net Income	$1,966	$2,018	$3,977	$2,421
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	154	(136)	121	(219)
Tax effect	(32)	3	(25)	28
Net of tax amount	122	(133)	96	(191)

Accretion of unrealized holding losses on securites transferred from available-for-sale to held-to-maturity	1	4	3	6
Tax effect	-	(1)	(1)	(2)
Net of tax amount	1	3	2	4
Fair value adjustments on derivatives	(393)	253	(1,103)	495
Tax effect	81	(86)	231	(109)
Net of tax amount	(312)	167	(872)	386
Total other comprehensive (loss), income	(189)	37	(774)	199
Total comprehensive income	$1,777	$2,055	$3,203	$2,620

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(Dollars in thousands, except share data)
Balance, October 1, 2017	66	60,736	43,139	(1,483)	62	-	102,520
Net Income	-	-	2,421	-	-	-	2,421
Impact of adoption of new accounting standard (1)			(24)		24	-	-
Other comprehensive income	-	-	-	-	199	-	199
Committed to be released ESOP shares (7,200 shares)	-	112	-	72	-	-	184
Stock based compensation	-	38	-	-	-	-	38
Balance, March 31, 2018	66	60,886	45,536	(1,411)	285	-	105,362
Balance, October 1, 2018	66	61,099	50,412	(1,338)	584	-	110,823
Net Income	-	-	3,977	-	-	-	3,977
Other comprehensive loss	-	-	-	-	(774)	-	(774)
Treasury stock activity	-	-	-	-	-	(3)	(3)
Stock issuance (net of issuance of proceeds of $25,000)	12	23,332	-	-	-	-	23,344
Committed to be released ESOP shares (7,200 shares)	-	65	-	73	-	-	138
Stock based compensation	-	63	-	-	-	-	63
Balance, March 31, 2019	$78	$84,559	$54,389	$(1,265)	$(190)	$(3)	$137,568

(1) Represents the impact of adopting ASU 2018-02.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,977	$2,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	382	377
Provision for loan losses	2,323	240
Deferred income tax (benefit) expense	(363)	2,898
ESOP expense	138	184
Stock based compensation	63	38
Amortization of premiums and discounts on investments securities, net	130	166
Accretion of loan origination fees and costs	(154)	(122)
Amortization of mortgage servicing rights	21	24
Net gain on sale of real estate	-	(1,186)
Net gain on sale of secondary market loans	(37)	(93)
Proceeds from sale of secondary market loans	2,867	8,037
Originations of secondary market loans	(2,829)	(7,944)
Earnings on bank-owned life insurance	(241)	(240)
Increase in accrued interest receivable	(544)	(444)
Increase in accrued interest payable	75	19
Increase in other liabilities	2,740	781
Increase in other assets	(3,349)	(808)
Amortization of subordinate debt	79	79
Net Cash Provided by Operating Activities	5,278	4,427

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(5,000)	(30,140)
Sales	25	-
Maturities, calls and principal repayments	10,000	123
Investment securities held-to-maturity:
Maturities, calls and principal repayments	3,200	1,747
Net increase in loans	(102,943)	(3,101)
Net increase in restricted stock	(415)	(3,024)
Proceeds from sale of real estate	-	1,315
Purchase of property and equipment	(150)	(356)
Net Cash Used in Investing Activities	(95,283)	(33,436)
Cash Flows from Financing Activities
Net increase in deposits	168,211	35,173
Proceeds for long-term borrowings	30,000	70,000
Repayment of long-term borrowings	(50,000)	(70,000)
Repayment of other borrowed money	(2,500)	(2,500)
Increase in advances from borrowers for taxes and insurance	939	910
Net proceeds from issuance of common stock	23,344	-
Acquisition of treasury stock	(3)	-
Net Cash Provided by Financing Activities	169,991	33,583
Net Increase in Cash and Cash Equivalents	79,986	4,574
Cash and Cash Equivalents - Beginning	30,834	117,136
Cash and Cash Equivalents - Ending	$110,820	$121,710
Supplemental Cash Flows Information
Interest paid	$8,242	$6,246
Income taxes paid	$769	$254
Non-cash transfer to other real estate owned	$5,796	$-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”), a Pennsylvania corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  Malvern Bancorp is the holding company for Malvern Bank, National Association (“Malvern Bank” or the “Bank”), a national bank that was originally organized in 1887 as a federally-chartered savings bank.  Malvern Bank now serves as one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity.  Effective February 12, 2018, the Bank converted from a federal savings bank charter to a national bank charter and Malvern Bancorp converted from a savings and loan holding company to a bank holding company. On October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.3 million (after deducting the underwriting discount and other offering expenses).

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at March 31, 2019 and September 30, 2018 and the results of operations for the three and six months ended March 31, 2019 and 2018, and cash flows for the six months ended March 31, 2019 and 2018. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2018. The consolidated statement of operations for the three and six months ended March 31, 2019 and the consolidated statements of cash flows for the six months ended March 31, 2019 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2019 or any other period.

Treasury stock. We record common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

There have been no other significant changes to our Critical Accounting Policies as described in our 2018 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Collaborative Arrangements. In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2019. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Fair Value. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation process for Level 3 fair value measurements. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU will be effective for interim and annual periods beginning after December 15, 2019. All entities may adopt the amendments in this Update earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect to early adopt these changes. The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  The Company has formed a cross functional implementation team to review the requirements of ASU 2016-13 and has contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The Company has not determined the impact that the adoption of this ASU will have on our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. The ASU will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to apply the new transition method upon adoption. The Company has established an implementation team that continues to make progress toward completing the evaluation of the impact of the new standard. Based on a preliminary assessment, the Company expects to record right-of-use assets and associated lease liabilities of approximately $3.2 million. In December 2018, the FASB released issued ASU 2018-20 for Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. The Company anticipates finalizing its accounting policy and process modifications during the fourth quarter of fiscal 2019 and plans to adopt the guidance in these ASUs effective October 1, 2019.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Rental income	$64	$67	$131	$133
Net gains on sale of real estate	-	-	-	1,186
Net gains on sale of loans	19	26	37	93
Earnings on bank-owned life insurance	120	119	241	240
Non-interest income within the scope of other GAAP topics	203	212	409	1,652
ATM fees	1	3	2	7
Credit card fee income	6	5	11	11
DDA fee income	32	31	69	67
DDA service fees	17	19	36	36
Debit card fees	57	55	117	111
Other loan fee income	65	71	829	137
Other fee income	59	51	111	135
Other non-interest income	1	2	3	4
Non-interest income from contracts with customers	$238	$237	$1,178	$508
Total Non-interest Income	$441	$449	$1,587	$2,160

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, investment securities, derivatives as well as revenue related to BOLI, sales of investment securities, rental income, and gain on sale of loans. Revenue-generating activities that are within the scope of ASC 606, which are presented in our statements of operations as components of other income, include certain fees such as credit card fee income, DDA service and fee income, and debit card fees. The increase in other loan fee income during the six months ended March 31, 2019 is primarily due to the recognition of approximately $708,000 of net swap fees through the Bank’s commercial loan hedging program during the first fiscal quarter 2019.

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares.  During the three and six months ended March 31, 2019, the Company granted  6,045 and 9,283 restricted shares , respectively, which are considered CSEs.  During the three and six months ended March 31, 2019, stock options covering a total of 7,000 shares of common stock were granted..

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net Income	$1,966	$2,018	$3,977	$2,421
Weighted average shares outstanding	7,776,870	6,572,443	7,722,217	6,572,525
Average unearned ESOP shares	(109,352)	(123,752)	(111,166)	(125,566)
Basic weighted average share outstanding	7,667,518	6,448,691	7,611,051	6,446,959
Plus: effect of potential dilutive common stock equivalents - stock options	-	3,555	-	4,246
Diluted weighted average common shares outstanding	7,667,518	6,452,246	7,611,051	6,451,205
Earnings per common share:
Basic	$0.26	$0.31	$0.52	$0.38
Diluted	$0.26	$0.31	$0.52	$0.38

Note 5 – Employee Stock Ownership Plan

The Company established an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During the three and six months ended March 31, 2019 and 2018, there were 7,200 and 3,600 shares, respectively, committed to be released.  At March 31, 2019, there were 107,565 unallocated shares and 151,653 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $2.2 million at March 31, 2019.

Note 6 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at March 31, 2019 and at September 30, 2018. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.   Held-to-maturity securities which are carried at amortized cost are investments where there is positive intent and ability to hold to maturity.

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

The following tables present information related to the Company’s investment securities at March 31, 2019 and September 30, 2018.

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
State and municipal obligations	$6,935	$12	$(3)	$6,944
Single issuer trust preferred security	1,000	-	(98)	902
Corporate debt securities	11,569	14	(308)	11,275
Mutual fund	250	-	-	250
Total	19,754	26	(409)	19,371
Investment Securities Held-to-Maturity:
U.S. government agencies	$2,000	$-	$(7)	$1,993
State and municipal obligations	6,222	37	(4)	6,255
Corporate debt securities	3,662	14	-	3,676
Mortgage-backed securities:
Collateralized mortgage obligations ("CMO"), fixed-rate	14,905	-	(491)	14,414
	26,789	51	(502)	26,338
Total investment securities	$46,543	$77	$(911)	$45,709

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$9,996	$-	$(10)	$9,986
State and municipal obligations	6,953	-	(66)	6,887
Single issuer trust preferred security	1,000	-	(79)	921
Corporate debt securities	6,605	-	(351)	6,254
Mutual fund	250	-	-	250
Total	24,804	-	(506)	24,298
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$-	$(20)	$1,979
State and municipal obligations	8,181	-	(66)	8,115
Corporate debt securities	3,715	-	(49)	3,666
Mortgage-backed securities:
CMO, fixed-rate	16,197	-	(989)	15,208
	$30,092	$-	$(1,124)	$28,968
Total investment securities	$54,896	$-	$(1,630)	$53,266

For the three and six months ended March 31, 2019 proceeds of available-for-sale investment securities sold amounted to approximately $25,000. There was no gain or loss with this sale. For the three and six months ended March 31, 2018, no available-for-sale investment securities were sold.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2019 and September 30, 2018:

	March 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
State and municipal obligations	$-	$-	$1,941	$(3)	$1,941	$(3)
Single issuer trust preferred security	-	-	902	(98)	902	(98)
Corporate debt securities	-	-	6,286	(308)	6,286	(308)
Total	$-	$-	$9,129	$(409)	$9,129	$(409)
Investment Securities Held-to-Maturity:
U.S. government agencies	$-	$-	$1,993	$(7)	$1,993	$(7)
State and municipal obligations	-	-	2,689	(4)	2,689	(4)
Mortgage-backed securities:
CMO, fixed-rate	-	-	14,414	(491)	14,414	(491)
Total	$-	$-	$19,096	$(502)	$19,096	$(502)
Total investment securities	$-	$-	$28,225	$(911)	$28,225	$(911)

	September 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. treasury and notes	$9,986	$(10)	$-	$-	$9,986	$(10)
State and municipal obligations	5,433	(56)	1,000	(10)	6,433	(66)
Single issuer trust preferred security	-	-	921	(79)	921	(79)
Corporate debt securities	-	-	6,254	(351)	6,254	(351)
Total	$15,419	$(66)	$8,175	$(440)	$23,594	$(506)
Investment Securities Held-to-Maturity:
U.S. government agencies	$-	$-	$1,979	$(20)	$1,979	$(20)
State and municipal obligations	8,115	(66)	-	-	8,115	(66)
Corporate debt securities	3,666	(49)	-	-	3,666	(49)
Mortgage-backed securities:
CMO, fixed-rate	127	(6)	15,081	(983)	15,208	(989)
Total	11,908	(121)	17,060	(1,003)	28,968	(1,124)
Total investment securities	$27,327	$(187)	$25,235	$(1,443)	$52,562	$(1,630)

As of March 31, 2019, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2019, the Company held  two U.S. government agency securities, six municipal bonds, three corporate securities, 37 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it unlikely that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2019 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $7.2 million and $17.9 million at March 31, 2019 and September 30, 2018, respectively were pledged to secure deposits. Pledged investment securities having a carrying value of $2.0 million at March 31, 2019 were held against hedge.  There were no pledged investment securities held against hedge at September 30, 2018. In addition, no investment securities were pledged to secure short-term borrowings at March 31, 2019. Investment securities having a carrying value of $3.1 million at September 30, 2018 were pledged to secure short-term borrowings.

The following table presents information for investment securities at March 31, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$1,002	$1,001
Over 1 year through five years	8,323	8,272
After 5 years through ten years	9,974	9,643
Over 10 years	455	455
Total	$19,754	$19,371
Held-to-Maturity:
Within 1 year	2,000	1,993
After 5 years through ten years	5,507	5,559
Over 10 years	4,377	4,372
Mortgage-backed securities:
CMO, fixed-rate	14,905	14,414
Total	$26,789	$26,338
Total investment securities	$46,543	$45,709

Note 7 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31, 2019	September 30, 2018
	(In thousands)
Residential mortgage	$202,655	$197,219
Construction and Development:
Residential and commercial	44,014	37,433
Land	5,696	9,221
Total Construction and Development	49,710	46,654
Commercial:
Commercial real estate	550,933	493,929
Farmland	12,041	12,066
Multi-family real estate	64,328	45,102
Commercial and industrial	82,731	73,895
Other	8,111	6,164
Total Commercial	718,144	631,156
Consumer:
Home equity lines of credit	18,466	14,884
Second mortgages	15,773	18,363
Other	1,904	2,315
Total Consumer	36,143	35,562
Total loans	1,006,652	910,591
Deferred loan fees and costs, net	478	566
Allowance for loan losses	(10,016)	(9,021)
Total loans receivable, net	$997,114	$902,136

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019 and September 30, 2018.  Activity in the allowance is presented for the three and six months ended March 31, 2019 and 2018 and the year ended September 30, 2018.

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31, 2019
Beginning Balance	$1,164	$439	$45	$5,344	$64	$274	$432	$30	$79	$391	$44	$941	$9,247
Charge-offs	-	-	-	(153)	-	-	-	-	-	(1)	(36)	-	(190)
Recoveries	79	-	-	1	-	-	1	-	1	6	1	-	89
Provisions	(113)	162	(12)	575	(2)	145	19	3	21	(37)	15	94	870
Ending balance	$1,130	$601	$33	$5,767	$62	$419	$452	$33	$101	$359	$24	$1,035	$10,016

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31, 2018
Beginning Balance	$1,029	$532	$130	$4,260	$12	$200	$431	$18	$94	$463	$30	$1,238	$8,437
Charge-offs	(6)	-	-	(221)	-	-	-	-	-	(54)	-	-	(281)
Recoveries	56	-	-	1	-	-	1	-	-	9	2	-	69
Provisions	(92)	(135)	28	6	70	(5)	35	5	(7)	(11)	(5)	351	240
Ending balance	$987	$397	$158	$4,046	$82	$195	$467	$23	$87	$407	$27	$1,589	$8,465

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2019
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,376)	-	-	-	-	-	(1)	(37)	-	(1,431)
Recoveries	79	-	-	4	-	-	3	-	1	14	2	-	103
Provisions	6	208	(16)	2,108	(4)	187	6	9	18	20	8	(227)	2,323
Ending balance	$1,130	$601	$33	$5,767	$62	$419	$452	$33	$101	$359	$24	$1,035	$10,016
Ending balance: individually evaluated for impairment	$-	$-	$-	$95	$-	$-	$-	$-	$-	$175	$1	$-	$271
Ending balance: collectively evaluted for impairment	$1,130	$601	$33	$5,672	$62	$419	$452	$33	$101	$184	$23	$1,035	$9,745
Loans receivable:
Ending balance	$202,655	$44,014	$5,696	$550,933	$12,041	$64,328	$82,731	$8,111	$18,466	$15,773	$1,904		$1,006,652
Ending balance: individually evaluated for impairment	$3,592	$-	$67	$10,155	$-	$-	$-	$-	$32	$685	$1		$14,532
Ending balance: collectively evaluated for impairment	$199,063	$44,014	$5,629	$540,778	$12,041	$64,328	$82,731	$8,111	$18,434	$15,088	$1,903		$992,120

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2018
Beginning Balance	$1,004	$523	$132	$3,581	$9	$224	$520	$21	$90	$402	$27	$1,872	$8,405
Charge-offs	(6)	-	-	(221)	-	-	-	-	-	(54)	(2)	-	(283)
Recoveries	58	-	-	10	-	-	2	-	1	28	4	-	103
Provisions	(69)	(126)	26	676	73	(29)	(55)	2	(4)	31	(2)	(283)	240
Ending balance	$987	$397	$158	$4,046	$82	$195	$467	$23	$87	$407	$27	$1,589	$8,465
Ending balance: individually evaluated for impairment	$-	$-	$-	$243	$-	$-	$45	$-	$-	$132	$1	$-	$421
Ending balance: collectively evaluted for impairment	$987	$397	$158	$3,803	$82	$195	$422	$23	$87	$275	$26	$1,589	$8,044

Loans receivable:
Ending balance	$184,318	$35,213	$21,727	$445,995	$12,069	$32,608	$70,049	$5,319	$15,538	$19,960	$2,404		$845,200
Ending balance: individually evaluated for impairment	$2,420	$-	$85	$17,535	$-	$-	$45	$-	$34	$675	$1		$20,795
Ending balance: collectively evaluated for impairment	$181,898	$35,213	$21,642	$428,460	$12,069	$32,608	$70,004	$5,319	$15,504	$19,285	$2,403		$824,405

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2018
Beginning Balance	$1,004	$523	$132	$3,581	$9	$224	$520	$21	$90	$402	$27	$1,872	$8,405
Charge-offs	(60)	-	-	(276)	-	-	(45)	-	-	(88)	(2)	-	(471)
Recoveries	58	-	-	11	-	-	4	-	1	52	7	-	133
Provisions	60	(130)	(83)	1,715	57	8	(36)	3	(9)	(40)	19	(610)	954
Ending balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,448	$-	$-	$-	$-	$-	$103	$26	$-	$1,577
Ending balance: collectively evaluted for impairment	$1,062	$393	$49	$3,583	$66	$232	$443	$24	$82	$223	$25	$1,262	$7,444
Loans receivable:
Ending balance	$197,219	$37,433	$9,221	$493,929	$12,066	$45,102	$73,895	$6,164	$14,884	$18,363	$2,315		$910,591
Ending balance: individually evaluated for impairment	$3,148	$-	$76	$17,409	$-	$-	$-	$-	$34	$635	$26		$21,328
Ending balance: collectively evaluated for impairment	$194,071	$37,433	$9,145	$476,520	$12,066	$45,102	$73,895	$6,164	$14,850	$17,728	$2,289		$889,263

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of credit losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  At present, components of the commercial loan segments of the portfolio are new originations and the associated volumes continue to see increased growth.  At the same time, historical loss levels have decreased as factors in assessing the portfolio.   The combination of these factors has given rise to an increase in the unallocated level within the allowance.  Any unallocated portion of the allowance in conjunction with the quarterly review and changes to the qualitative factors to adjust for the risk due to current economic conditions reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, regulatory requirements, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of March 31, 2019 and September 30, 2018.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
March 31, 2019
Residential mortgage	$-	$-	$3,592	$3,592	$3,757
Construction and Development:
Land	-	-	67	67	67
Commercial:
Commercial real estate	9,249	95	906	10,155	10,584
Consumer:
Home equity lines of credit	-	-	32	32	33
Second mortgages	192	175	493	685	743
Other	1	1	-	1	1
Total impaired loans	$9,442	$271	$5,090	$14,532	$15,185
September 30, 2018
Residential mortgage	$-	$-	$3,148	$3,148	$3,337
Construction and Development:
Land	-	-	76	76	76
Commercial:
Commercial real estate	16,343	1,448	1,066	17,409	17,685
Consumer:
Home equity lines of credit	-	-	34	34	34
Second mortgages	120	103	515	635	730
Other	26	26	-	26	26
Total impaired loans	$16,489	$1,577	$4,839	$21,328	$21,888

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019		Six Months Ended March 31, 2019
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,605	$21	$3,584	$48
Construction and Development:
Land	69	1	71	2
Commercial:
Commercial real estate	10,222	75	12,646	151
Consumer:
Home equity lines of credit	32	-	39	-
Second mortgages	663	3	644	5
Other	1	-	13	-
Total	$14,592	$100	$16,997	$206

	Three Months Ended March 31, 2018		Six Months Ended March 31, 2018
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$2,425	$2	$2,408	$13
Construction and Development:
Land	86	1	88	2
Commercial:
Commercial real estate	6,998	14	4,011	14
Commercial and industrial	185	-	214	-
Consumer:
Home equity lines of credit	12	-	11	-
Second mortgages	655	1	574	4
Other	1	-	1	-
Total	$10,362	$18	$7,307	$33

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating systemas of March 31, 2019 and September 30, 2018.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2019:
Residential mortgage	$198,925	$-	$3,730	$-	$202,655
Construction and Development:
Residential and commercial	44,014	-	-	-	44,014
Land	5,629	-	67	-	5,696
Commercial:
Commercial real estate	528,141	11,802	10,624	366	550,933
Farmland	12,041	-	-	-	12,041
Multi-family real estate	63,918	410	-	-	64,328
Commercial and industrial	82,587	-	144	-	82,731
Other	8,111	-	-	-	8,111
Consumer:
Home equity lines of credit	18,339	-	127	-	18,466
Second mortgages	14,779	99	895	-	15,773
Other	1,903	-	1	-	1,904
Total	$978,387	$12,311	$15,588	$366	$1,006,652

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2018:
Residential mortgage	$193,584	$-	$3,635	$-	$197,219
Construction and Development:
Residential and commercial	37,433	-	-	-	37,433
Land	9,146	-	75	-	9,221
Commercial:
Commercial real estate	474,232	949	18,748	-	493,929
Farmland	12,066	-	-	-	12,066
Multi-family real estate	45,102	-	-	-	45,102
Commercial and industrial	73,738	-	157	-	73,895
Other	6,164	-	-	-	6,164
Consumer:
Home equity lines of credit	14,707	-	177	-	14,884
Second mortgages	17,402	103	858	-	18,363
Other	2,289	-	26	-	2,315
Total	$885,863	$1,052	$23,676	$-	$910,591

The following table presents loans that are no longer accruing interest by portfolio class.

	March 31, 2019	September 30, 2018
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,760	$1,817
Commercial:
Commercial real estate	366	520
Consumer:
Home equity lines of credit	32	34
Second mortgages	273	290
Other	1	26
Total non-accrual loans	$2,432	$2,687

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $10,000 and $20,000 for the three and six months ended March 31, 2019, respectively, and  approximately $22,000 and $32,000 for the three and six months ended March 31, 2018.  At March 31, 2019 there were no loans past due 90 days or more and still accruing interest. At September 30, 2018 there were approximately $374,000 of loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current;” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2019 and September 30, 2018.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
March 31, 2019:
Residential mortgage	$197,548	$4,038	$31	$1,038	5,107	$202,655	$-
Construction and Development:
Residential and commercial	44,014	-	-	-	-	44,014	-
Land	5,696	-	-	-	-	5,696	-
Commercial:
Commercial real estate	550,247	320	-	366	686	550,933	-
Farmland	12,041	-	-	-	-	12,041	-
Multi-family real estate	64,328	-	-	-	-	64,328	-
Commercial and industrial	82,731	-	-	-	-	82,731	-
Other	8,111	-	-	-	-	8,111	-
Consumer:
Home equity lines of credit	18,309	157	-	-	157	18,466	-
Second mortgages	14,938	634	27	174	835	15,773	-
Other	1,897	7	-	-	7	1,904	-
Total	$999,860	$5,156	$58	$1,578	$6,792	$1,006,652	$-

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2018:
Residential mortgage	$193,727	$450	$1,016	$2,026	$3,492	$197,219	$339
Construction and Development:
Residential and commercial	37,433	-	-	-	-	37,433	-
Land	9,221	-	-	-	-	9,221	-
Commercial:
Commercial real estate	485,886	449	7,019	575	8,043	493,929	-
Farmland	12,066	-	-	-	-	12,066
Multi-family real estate	45,102	-	-	-	-	45,102	-
Commercial and industrial	73,895	-	-	-	-	73,895	-
Other	6,164	-	-	-	-	6,164	-
Consumer:
Home equity lines of credit	14,815	-	-	69	69	14,884	35
Second mortgages	17,928	121	103	211	435	18,363	-
Other	2,282	7	1	25	33	2,315	-
Total	$898,519	$1,027	$8,139	$2,906	$12,072	$910,591	$374

Restructured loans deemed to be trouble debt restructures (“TDRs”) are typically the result of extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Bank generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had twenty-two and eighteen loans classified as TDRs at March 31, 2019 and September 30, 2018, respectively, with an aggregate outstanding balance of $12.6 million and $18.9 million, respectively. At March 31, 2019, these loans were also classified as impaired. Eighteen of the TDR loans continue to perform under the restructured terms through March 31, 2019 and we continued to accrue interest on such loans through such date. As previously disclosed in the Company’s Form 10-K filed on

December 14, 2018, one TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as a result the Bank accepted a deed in lieu of foreclosure. During the quarter ended September 30, 2018, the Company established a specific reserve of approximately $1.3 million in its allowance for loan and lease losses as part of its quarterly credit review of the loan.  The loan was performing under the terms of its modification agreement and had a letter of intent in place with an interested national tenant.   During the quarter ended December 31, 2018, the Bank was alerted that the letter of intent fell through with a prospective national tenant.  Subsequently, the loan was charged down by $1.2 million, to the appraised estimated fair market value less additional costs to sell the property, to a value of $5.8 million and transferred to other real estate owned (“OREO”).  The Bank has engaged a national real estate broker to list and market the property.

The Company had $2.3 million of provision for loan losses during the six months ended March 31, 2019, compared to $240,000 for the six months ended March 31, 2018.  Provision expense was higher during the six months ended March 31, 2019 due primarily to the TDR commercial real estate loan write-down of approximately $1.2 million noted above and continued growth in the commercial loan portfolio. At the same time the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of ten banks with similar asset size within the same general geographic area of Malvern Bank. This new factor amounted for an additional $390,000 added to the provision for the period.

Primarily, as a result of this transfer to other real estate owned, TDR loans at March 31, 2019 decreased by $6.3 million compared to September 30, 2018 and total non-performing assets at March 31, 2019 increased by $5.2 million compared to September 30, 2018.

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

TDRs may arise in cases which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $447,000 and $1.4 million of residential real estate properties in the process of foreclosure at March 31, 2019 and September 30, 2018, respectively. The following table presents total TDRs as of March 31, 2019 and September 30, 2018.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
March 31, 2019:
Residential mortgage	14	$2,514	4	$490
Construction and Development:
Land	1	67	-	-
Commercial:
Commercial real estate	3	9,788	-	-
Consumer:
Second mortgages	4	220	-	-
Total	22	$12,589	$4	$490
September 30, 2018:
Residential mortgage	10	$1,816	3	$289
Construction and Development:
Land	1	76	-	-
Commercial:
Commercial real estate	4	16,889	-	-
Consumer:
Second mortgages	3	148	-	-
Total	18	$18,929	3	$289

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms.

	March 31, 2019		September 30, 2018
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,024	$490	$1,527	$289
Construction and Development:
Land	67	-	76	-
Commercial:
Commercial real estate	9,788	-	16,889	-
Consumer:
Second mortgages	220	-	148	-
Total	$12,099	$490	$18,640	$289

The following table shows the new TDRs for the three and six months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019			2018
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	-	$-	$-	1	$203	$203
Commercial:
Commercial real estate	-	$-	$-	2	$16,417	$16,414
Total troubled debt restructurings	-	$-	$-	3	$16,620	$16,617

	For the Six Months Ended March 31,
	2019			2018
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	4	$732	$719	1	$203	$203
Commercial:
Commercial real estate	-	$-	$-	2	$16,417	$16,414
Consumer:
Second mortgages	1	$80	$78	-	$-	$-
Total troubled debt restructurings	5	$812	$797	3	$16,620	$16,617

Note 8 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. This authority extends through March 31, 2020 and may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. During the three and six months ended March 31, 2019, the Company purchased 164 shares of its common stock in the open market under the repurchase plan at an average cost of $20.00 per share.

Regulatory Capital Requirements

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

In July 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2017 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of March 31, 2019, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2019 and September 30, 2018:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$137,568	12.22%	$45,036	4.00%	$56,295	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	137,568	13.92%	44,486	4.50%	64,257	6.50%
Tier 1 Capital (to risk weighted assets)	137,568	13.92%	59,314	6.00%	79,085	8.00%
Total Risk Based Capital (to risk weighted assets)	172,195	17.42%	79,085	8.00%	98,857	10.00%
As of September 30, 2018
Tier 1 Leverage (Core) Capital (to adjusted assets)	$110,239	10.63%	$41,491	4.00%	$51,864	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	110,239	12.62%	39,322	4.50%	56,799	6.50%
Tier 1 Capital (to risk weighted assets)	110,239	12.62%	52,430	6.00%	69,906	8.00%
Total Risk Based Capital (to risk weighted assets)	143,787	16.45%	69,906	8.00%	87,383	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2019 and September 30, 2018:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$146,732	13.04%	$44,999	4.00%	$56,248	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	146,732	14.86%	44,440	4.50%	64,191	6.50%
Tier 1 Capital (to risk weighted assets)	146,732	14.86%	59,254	6.00%	79,005	8.00%
Total Risk Based Capital (to risk weighted assets)	156,818	15.88%	79,005	8.00%	98,756	10.00%
As of September 30, 2018
Tier 1 Leverage (Core) Capital (to adjusted assets)	$131,746	12.71%	$41,450	4.00%	$51,812	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	131,746	15.09%	39,293	4.50%	56,756	6.50%
Tier 1 Capital (to risk weighted assets)	131,746	15.09%	52,390	6.00%	69,853	8.00%
Total Risk Based Capital (to risk weighted assets)	140,833	16.13%	69,853	8.00%	87,317	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At March 31, 2019, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $262,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of March 31, 2019 and September 30, 2018:

`	March 31, 2019
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$525	Other assets	$30,000	$383	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$25,350	$2,024	Other assets	$25,350	$2,026	Other liabilities

	September 30, 2018
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$65,000	$1,245	Other assets	$-	$-

Offsetting of Derivative Assets	(In thousands)
as of March 31, 2019
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$2,549	$-	$2,549	$595	$-	$1,954

Offsetting of Derivative Liabilities	(In thousands)
as of March 31, 2019
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$2,409	$-	$2,409	$386	$55	$1,968

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2018
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$1,245	$-	$1,245	$1,245	$-	$-

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2018
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$-	$-	$-	$-	$-	$-

The tables below present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI to Interest Income
	(In thousands)
Interest rate swap agreements	$(297)	$96
Total derivatives	(297)	96

	Six Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI to Interest Income
	(In thousands)
Interest rate swap agreements	$(936)	$167
Total derivatives	(936)	167

	Three Months Ended March 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$266	$13
Total derivatives	266	13

	Six Months Ended March 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$496	$-
Total derivatives	496	-

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and six months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019
	Consolidated Statement of Income	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (1)
Total		$ (1)

Six Months Ended March 31, 2019
	Consolidated Statement of Income	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (2)
Total		$ (2)

Three Months Ended March 31, 2018
	Consolidated Statement of Income	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement		$ -
Total		$ -

Six Months Ended March 31, 2018
	Consolidated Statement of Income	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement		$ -
Total		$ -

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At March 31, 2019 and September 30, 2018, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at March 31, 2019 and September 30, 2018. At March 31, 2019 and September 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.9 million and zero respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 10 - Fair Value Measurements

The Company follows FASB ASC Topic 820 Fair Value Measurement, to record fair value adjustments to certain assets and to determine fair value disclosures for the Company’s financial instruments. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at March 31, 2019 or September 30, 2018.

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
State and municipal obligations	$6,944	$-	$6,944	$-
Single issuer trust preferred security	902	-	902	-
Corporate debt securities	11,275	-	11,275	-
Mutual funds	250	-	-	250
Total investment securities available for sale	$19,371	$-	$19,121	$250
Derivative instruments	$2,549	$-	$2,549	$-
Liabilities:
Derivative instruments	$2,409	$-	$2,409	$-

	September 30, 2018
	Total	Level 1	Level 2	Level 3
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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2019 and September 30, 2018:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	9,537	-	-	9,537
Total	$15,333	$-	$-	$15,333

	March 31, 2019
	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,537	Appraisal of Collateral(2)	Collateral discount(3)	8.4%-12%/(9.2%)
Total	$15,333

(1)	Consisted of seven loans with an aggregate balance of $9.4 million and with $271,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans(1)	$15,611	$-	$-	$15,611
Total	$15,611	$-	$-	$15,611

	September 30, 2018
	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Impaired loans(1)	$15,611	Appraisal of Collateral(2)	Collateral discount(3)	8%-12%/(7.9%)
Total	$15,611

(1)	There were eight loans with an aggregate balance of $16.5 million and with $1.6 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At March 31, 2019 and September 30, 2018, the Company did not have any additions to our mortgage servicing assets.  At March 31, 2019 and September 30, 2018, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and September 30, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2019 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2019 and September 30, 2018 are presented below:

	March 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$110,820	$110,820	$110,820	$-	$-
Investment securities available-for-sale	19,371	19,371	-	19,121	250
Investment securities held-to-maturity	26,789	26,338	-	26,338	-
Loans receivable, net (including impaired loans)	997,114	1,000,019	-	-	1,000,019
Accrued interest receivable	4,344	4,344	-	4,344	-
Restricted stock	8,952	8,952	-	8,952	-
Mortgage servicing rights (included in Other Assets)	202	222	-	222	-
Derivatives (included in Other Assets)	2,549	2,549	-	2,549
Financial liabilities:
Savings accounts	43,943	43,943	-	43,943	-
Checking and NOW accounts	338,412	338,412	-	338,412	-
Money market accounts	283,571	283,571	-	283,571	-
Certificates of deposit	276,448	278,165	-	278,165	-
Borrowings (excluding sub debt)	98,000	98,144	-	98,144	-
Subordinated debt	24,540	24,540	-	24,540	-
Derivatives (included in Other Liabilities)	2,409	2,409	-	2,409	-
Accrued interest payable	859	859	-	859	-

	September 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,834	$30,834	$30,834	$-	$-
Investment securities available-for-sale	24,298	24,298	9,986	14,062	250
Investment securities held-to-maturity	30,092	28,968	-	28,968	-
Loans receivable, net (including impaired loans)	902,136	893,520	-	-	893,520
Accrued interest receivable	3,800	3,800	-	3,800	-
Restricted stock	8,537	8,537	-	8,537	-
Mortgage servicing rights (included in Other Assets)	223	268	-	268	-
Derivatives (included in Other Assets)	1,245	1,245	-	1,245
Financial liabilities:
Savings accounts	44,642	44,642	-	44,642	-
Checking and NOW accounts	225,750	225,750	-	225,750	-
Money market accounts	270,834	270,834	-	270,834	-
Certificates of deposit	232,937	234,398	-	234,398	-
Borrowings (excluding sub debt)	120,500	120,420	-	120,420	-
Subordinated debt	24,461	24,461	-	24,461	-
Accrued interest payable	784	784	-	784	-

:

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	March 31, 2019	September 30, 2018
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(382)	$(506)
Tax effect	80	106
Net of tax amount	(302)	(400)
Fair value adjustments on derivatives	142	1,245
Tax effect	(30)	(261)
Net of tax amount	112	984
Total accumulated other comprehensive (loss) income	$(190)	$584

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$154	$(136)	$121	$(219)
Amortization of unrealized holding losses on securites transferred from available-for-sale to held-to-maturity	1	4	3	6
Fair value adjustments on derivatives	(393)	253	(1,103)	495
Other comprehensive (loss) income before taxes	(238)	121	(979)	282
Tax effect	49	(84)	205	(83)
Total comprehensive (loss) income	$(189)	$37	$(774)	$199

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of March 31, 2019, there were 345,315 remaining shares available for future grants.

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

 During the three and six months ended March 31, 2019, stock options covering a total of 7,000 shares of common stock were granted. The Company did not grant any stock options to purchase common stock during the three months ended March 31, 2018. During the six months ended March 31, 2018, stock options covering a total of 4,664 shares of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was approximately $10,000 and $11,000 for the three and six months ended March 31, 2019, respectively.

During the three and six months ended March 31, 2019 a total of 6,045 and 9,283 restricted shares were awarded, respectively. The Company did not award any restricted shares during the three months ended March 31, 2018. During the six months ended March 31, 2018, a total of 4,768 restricted shares were awarded.  The compensation expense related to restricted stock awards was approximately $39,000 and $52,000 during the three and six months ended March 31, 2019,respectively.

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

Stock Options

The assumptions used in determining the fair value of stock option grants for the six months ended March 31, 2019 are as follows:

Weighted Average Fair Value of Awards	$5.72
Risk Free Rate	2.50%
Dividend Yield	-%
Volatility	20.39%
Expected Life	6.5 years

The following is a summary of stock option activity for the six months ended March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	15,996	$22.34		$41,490
Granted	7,000	$20.90		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, end of year	22,996	$21.90	8.677	$12,300
Exercisable, end of year	5,604	$20.70	7.863	$7,380
Nonvested, at end of year	17,392	$22.29

As of March 31, 2019, there was approximately $72,000 of total unrecognized compensation cost related to nonvested options under the Plan.  The cost is expected to be recognized over a weighted average period of 2.41 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended March 31, 2019:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	14,340	$22.95
Granted	9,283	$20.43
Vested	3,358	$22.51
Forfeited/cancelled/expired	-	$-
Outstanding, end of year	20,265	$21.87

As of March 31, 2019, there was approximately $415,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan.  The cost is expected to be recognized over a weighted average period of 2.39 years.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2019 and September 30, 2018. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies and goals, and statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, and shareholder value creation.

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations (including the Dodd-Frank Wall Street Reform and Consumer Protection Act) and of governmental efforts to restructure the U.S. financial regulatory system; technological changes; changes in the level of the Company’s nonperforming assets and charge offs; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; unanticipated regulatory or judicial proceedings; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2018 Annual Report on Form 10-K of Malvern Bancorp, Inc. filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

The Company undertakes no obligation to revise or publicly release any revision or update to these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis, including the efficiency ratio. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 21% and 24.5% federal income tax rate for the years ended March 31, 2019 and 2018, respectively. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be represented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Earnings-Net Interest Income and Margin.”

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, OREO, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in our 2018 Annual Report on Form 10-K.

Treasury stock. We record common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

There have been no other significant changes to our Critical Accounting Policies as described in our 2018 Annual Report on Form 10-K.

Earnings

Net income available to common shareholders for the three months ended March 31, 2019 amounted to $2.0 million, or $0.26 per fully diluted common share, a decrease of $52,000, or 2.6 percent, as compared with net income of $2.0 million, or $0.31 per common share, for the three months ended March 31, 2018. The annualized return on average assets was 0.70 percent for the three months ended March 31, 2019, compared to annualized return on average assets of 0.77 percent for three months ended March 31, 2018. The annualized return on average shareholders’ equity was 5.74 percent for the three month period ended March 31, 2019, compared to 7.71 percent in annualized return on average shareholders’ equity for the three months ended March 31, 2018.

Net income available to common shareholders for the six months ended March 31, 2019 amounted to $4.0 million, or $0.52 per fully diluted common share, an increase of $1.6 million, or 64.3 percent, as compared with net income of $2.4 million, or $0.38 per common share, for the six months ended March 31, 2018. The annualized return on average assets was 0.72 percent for the six months ended March 31, 2019, compared to annualized return on average assets of 0.46 percent for the six months ended March 31, 2018. The annualized return on average shareholders’ equity was 5.87 percent for the six months ended March 31, 2019, compared to 4.65 percent for the six months ended March 31, 2018.

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

The following table shows the Company’s calculation of net interest income on a fully tax-equivalent basis, non-GAAP financial measure.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Net interest income	$7,249	$6,568	$14,196	$12,950
Tax-equivalent adjustment, investment income (1)	14	19	25	29
Tax-equivalent adjustment,loan interest (1)	-	10	-	11
Net interest income on a fully tax-equivalent basis (non-GAAP)	7,263	6,597	14,221	12,990

(1)	Computed using a federal income tax rate of 21.0 for the three and six months ended March 31, 2019 and 24.5 percent for the three and six months ended March 31, 2018.

The following table presents the components of net interest income on a fully tax-equivalent basis, a non-GAAP measure, for the periods indicated, together with a reconciliation of net interest income as reported under GAAP.

Net Interest Income (tax-equivalent basis), Non-GAAP

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2019	2018	Increase (Decrease)	Percent Change	2019	2018	Increase (Decrease)	Percent Change
	(In thousands)
Interest income:
Loans, including fees	$10,661	$8,750	$1,911	21.84%	$20,756	$17,452	$3,304	18.93%
Investment securities	321	386	(65)	(16.84)	644	691	(47)	(6.80)
Interest-bearing cash accounts	475	463	12	2.59	847	909	(62)	(6.82)
Dividends, restricted stock	158	134	24	17.91	291	203	88	43.35
Total interest income	11,615	9,733	1,882	19.34	22,538	19,255	3,283	17.05
Interest expense:
Deposits	3,395	2,182	1,213	55.59	6,339	4,337	2,002	46.16
Short-term borrowings	2	22	(20)	(90.91)	7	41	(34)	(82.93)
Long-term borrowings	572	546	26	4.76	1,205	1,109	96	8.66
Subordinated debt	383	386	(3)	(0.78)	766	778	(12)	(1.54)
Total interest expense	4,352	3,136	1,216	38.78	8,317	6,265	2,052	32.75
Net interest income on a fully tax-equivalent basis (non-GAAP)	7,263	6,597	666	10.10	14,221	12,990	1,231	9.48
Tax-equivalent adjustment(1)	(14)	(29)	15	51.72	(25)	(40)	15	37.50
Net interest income, as reported under GAAP	$7,249	$6,568	$681	10.37%	$14,196	$12,950	$1,246	9.62%

(1)	Computed using a federal income tax rate of 21.0 percent for the three and six months ended March 31, 2019 and 24.5 percent for the three and six months ended March 31, 2018.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $666,000 or 10.1 percent to $7.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets and is presented herein on an annualized basis) on a fully tax-equivalent basis, a non-GAAP measure, increased 9 basis points to 2.67 percent from 2.58 percent during the three months ended March 31, 2018. For the three months ended March 31, 2019, an increase in the annualized average yield on interest-earning assets of 47 basis points together with an increase of 46 basis points in the annualized average cost of interest-bearing liabilities, resulted in an increase in the Company’s net interest spread of one basis point for the period.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $1.2 million, or 9.5 percent, to $14.2 million for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018. For the six months ended March 31, 2019, the net interest margin on a fully tax-equivalent basis increased 14 basis points to 2.66 percent from 2.52 percent during the six months ended March 31, 2018. For the six months ended March 31, 2019, an increase in the average yield on interest-earning assets of 47 basis points and an increase in the average cost of interest-bearing liabilities of 43 basis points, resulted in an increase in the Company’s net interest spread of 4 basis points for the period.

Total Interest Income (tax-equivalent basis), Non-GAAP

For the three months ended March 31, 2019, total interest income on a tax-equivalent basis, a non-GAAP measure, increased by $1.9 million or 19.3 percent, to $11.6 million, compared to the three months ended March 31, 2018. This increase in interest income was due primarily to an increase in the average volume of interest-earning assets, due primarily to an increase in the average balances of the loan portfolio. The average balance of the loan portfolio increased by $129.3 million, to $956.8 million, from an average of $827.5 million in the three months ended March 31, 2018, primarily reflecting a net increase in commercial loans and to a lesser extent, a net increase in residential loans. Average loans represented approximately 87.8 percent of average interest-earning assets during the three months ended March 31, 2019 compared to 80.8 percent in the three months ended March 31, 2018. Average investment securities volume decreased during the three months ended March 31, 2019 by $30.2 million, to $47.8 million, compared to the three months ended March 31, 2018.

For the six months ended March 31, 2019, total interest income on a tax-equivalent basis, a non-GAAP measure, increased by $3.3 million, or 17.1 percent, to $19.3 million, compared to the six months ended March 31, 2018. This increase in interest income was due primarily to a volume increase in loans. The average balance of the loan portfolio increased by $109.1 million, to $934.3 million during the first six months of fiscal 2019, from an average of $825.2 million in the six months ended March 31, 2018, primarily reflecting net increases in residential loans and commercial loans. Average loans represented approximately 87.4 percent of average interest-earning assets during the six months ended March 31, 2019 compared to 80.1 percent in the six months ended March 31, 2018. The average balance of investment securities decreased during the six months ended March 31, 2019 by $17.8 million, to $50.9 million, compared to the six months ended March 31, 2018.

Interest Expense

For the three months ended March 31, 2019, interest expense increased $1.2 million, or 38.8 percent, to $4.4 million, compared to the same three month period in fiscal 2018. The annualized average rate of total interest-bearing liabilities increased 46 basis points to 1.85 percent for the three months ended March 31, 2019, from 1.39 percent for the three months ended March 31, 2018. At the same time, the average balance of total interest-bearing liabilities increased by $38.1 million. This increase primarily reflects a increase in the average balance of total interest-bearing deposit accounts of $59.6 million and a decrease in the average balance of borrowings of $21.5 million.  For the three months ended March 31, 2019, the Company’s annualized net interest spread on a tax-equivalent basis, a non-GAAP measure,  increased to 2.42 percent, from 2.41 percent for the three months ended March 31, 2018.

For the six months ended March 31, 2019, interest expense increased $2.1 million, or 32.8 percent, to $8.3 million, compared to the same six month period in fiscal 2018. The average rate of total interest-bearing liabilities increased 43 basis points to 1.81 percent for the six months ended March 31, 2019, from 1.38 percent for the six months ended March 31, 2018. At the same time, the average balance of total interest-bearing liabilities increased by $12.5 million. This increase primarily reflects an increase in the average balance of deposits of $25.8 million and a decrease in the average balance of borrowings of $13.3 million.  The increase in the average balance of deposits consisted primarily of a $70.2 million increase in the average balance of other interest-bearing deposit accounts, a $637,000 increase in the average balance of savings deposits, a $24.1 million decrease in the average balance of certificates of deposit accounts, and a $20.9 million decrease in the average balance of money market accounts. For the six months ended March 31, 2019, the Company’s net interest spread on a tax-equivalent basis increased to 2.40 percent, from 2.36 percent for the six months ended March 31, 2018.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31,			Six Months Ended March 31,
	2019 and 2018			2019 and 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$1,367	$544	$1,911	$2,308	$996	$3,304
Investment securities	(149)	84	(65)	(178)	131	(47)
Interest-bearing cash accounts	(146)	158	12	(377)	315	(62)
Dividends, restricted stock	21	3	24	60	28	88
Total interest-earning assets	$1,093	$789	$1,882	$1,813	$1,470	$3,283
Interest Bearing Liabilities:
Money Market deposits	$(36)	$308	$272	$(122)	$647	$525
Savings deposits	-	4	4	-	4	4
Certificates of deposits	(60)	297	237	(189)	589	400
Other interest-bearing deposits	151	549	700	242	831	1,073
Total interest-bearing deposits	55	1,158	1,213	(69)	2,071	2,002
Borrowings	(139)	142	3	(174)	224	50
Total interest-bearing liabilities	$(84)	$1,300	$1,216	$(243)	$2,295	$2,052
Change in net interest income	$1,177	$(511)	$666	$2,056	$(825)	$1,231

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

	Three Months Ended March 31,
	2019			2018
Tax-Equivalent Basis ("TE")	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(In thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$956,840	$10,661	4.46%	$827,483	$8,750	4.23%
Investment securities	47,761	321	2.69%	77,961	386	1.98%
Interest-bearing cash accounts	76,486	475	2.48%	111,793	463	1.66%
Dividends, restricted stock	8,184	158	7.72%	7,072	134	7.58%
Total interest-earning assets(1)	1,089,271	11,615	4.27%	1,024,309	9,733	3.80%
Non interest-earning assets:
Cash and due from banks	1,535			1,392
Bank-owned life insurance	19,594			19,115
Other assets	19,117			17,754
Other real estate owned	5,796			-
Allowance for loan losses	(9,408)			(8,426)
Total non interest-earning assets	36,634			29,835
Total assets	$1,125,905			$1,054,144
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$266,233	1,111	1.67%	$278,167	839	1.21%
Savings deposits	43,943	13	0.12%	43,524	9	0.08%
Certificates of deposits	240,955	1,262	2.09%	256,019	1,025	1.60%
Other interest-bearing deposits	263,281	1,009	1.53%	177,110	309	0.70%
Total interest-bearing deposits	$814,412	3,395	1.67%	754,820	2,182	1.16%
Borrowings	125,800	957	3.04%	147,305	954	2.59%
Total interest-bearing liabilities	940,212	4,352	1.85%	902,125	3,136	1.39%
Non-interest-bearing liabilities:
Demand deposits	41,035			40,034
Other liabilities	7,728			7,283
Total non-interest liabilities	48,763			47,317
Shareholders' equity	136,930			104,702
Total liabilities and shareholders' equity	$1,125,905			$1,054,144
Net interest income (tax equivalent basis), non-GAAP		$7,263			$6,597
Net interest spread (tax equivalent)			2.42%			2.41%
Net interest margin(2) (tax equivalent)			2.67%			2.58%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a GAAP basis			2.66%			2.57%
Tax equivalent adjustment		(14)			(29)
Net interest income (GAAP)		$7,249			$6,568

(1)Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)Computed using a federal income tax rate of 21.0 percent and 24.5 percent, respectively, for the three months ended March 31, 2019 and March 31, 2018.

	Six Months Ended March 31,
	2019			2018
Tax-Equivalent Basis ("TE")	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(In thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$934,305	$20,756	4.44%	$825,187	$17,452	4.23%
Investment securities	50,855	644	2.53%	68,605	691	2.01%
Interest-bearing cash accounts	75,966	847	2.23%	129,889	909	1.40%
Dividends, restricted stock	8,301	291	7.01%	6,420	203	6.32%
Total interest-earning assets(1)	1,069,427	22,538	4.21%	1,030,101	19,255	3.74%

Non interest-earning assets:
Cash and due from banks	1,443			1,463
Bank-owned life insurance	19,533			19,054
Other assets	18,678			18,948
Other real estate owned	3,217			-
Allowance for loan losses	(9,018)			(8,422)
Total non interest-earning assets	33,853			31,043
Total assets	$1,103,280			$1,061,144

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$262,639	2,185	1.66%	$283,564	1,660	1.17%
Savings deposits	44,232	23	0.10%	43,594	19	0.09%
Certificates of deposits	241,419	2,479	2.05%	265,505	2,079	1.57%
Other interest-bearing deposits	238,017	1,652	1.39%	167,861	579	0.69%
Total interest-bearing deposits	$786,307	6,339	1.61%	760,524	4,337	1.14%
Borrowings	134,041	1,978	2.95%	147,314	1,928	2.62%
Total interest-bearing liabilities	920,348	8,317	1.81%	907,838	6,265	1.38%

Non-interest-bearing liabilities:
Demand deposits	40,724			41,412
Other liabilities	6,729			7,689
Total non-interest liabilities	47,453			49,101
Shareholders' equity	135,479			104,205
Total liabilities and shareholders' equity	$1,103,280			$1,061,144

Net interest income (tax equivalent basis), non-GAAP		$14,221			$12,990
Net interest spread (tax equivalent)			2.40%			2.36%
Net interest margin(2) (tax equivalent)			2.66%			2.52%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a GAAP basis			2.65%			2.51%
Tax equivalent adjustment		(25)			(40)
Net interest income (GAAP)		$14,196			$12,950

(1)Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)Computed using a federal income tax rate of 21.0 percent and 24.5 percent, respectively, for the six months ended March 31, 2019 and March 31, 2018.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(In thousands)
Service charges and other fees	$238	$237	$1	0.42%	$1,178	$508	$670	131.89%
Rental income	64	67	(3)	(4.48)	131	133	(2)	(1.50)
Net gains on sale of real estate	-	-	-	-	-	1,186	(1,186)	(100.00)
Net gains on sale of loans	19	26	(7)	(26.92)	37	93	(56)	(60.22)
Earnings on bank-owned life insurance	120	119	1	0.84	241	240	1	0.42
Total other income	$441	$449	$(8)	(1.78)%	$1,587	$2,160	$(573)	(26.53)%

For the three months ended March 31, 2019, total other income amounted to $441,000, compared to total other income of $449,000 for the same period in fiscal 2018. The decrease in total other income was due to a $7,000 decrease in net gains on sale of loans, and a $3,000 decrease in rental income, partially offset by a $1,000 increase in service charges and other fees, a $1,000 increase in earnings on bank-owned life insurance.

          For the six months ended March 31, 2019, total other income amounted to $1.6 million, compared to total other income of $2.2 million for the six months ended March 31, 2018. The decrease of $573,000 for the six months ended March 31, 2019 was primarily due to a $1.2 million gain recorded in 2018 on the sale of the Exton, Pennsylvania branch location. Additionally, there was a $56,000 decrease in net gains on sale of loans, a $2,000 decrease in rental income, partially offset by an increase of $670,000 in service charges, and a $1,000 increase in earnings on bank-owned life insurance. The non-proportional increase in service charges and other fees during the six months ended March 31, 2019 is primarily due to the recognition of approximately $708,000 of net swap fees through the Bank’s commercial loan hedging program during the first fiscal quarter of 2019.  The primary benefit of the loan hedging program is to eliminate the interest rate risk on long term fixed rate loans while allowing Malvern to compete in the market and offer competitive financing to our clients.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(In thousands)
Salaries and employee benefits	$2,213	$2,001	$212	10.59%	$4,221	$3,991	$230	5.76%
Occupancy expense	577	586	(9)	(1.54)	1,116	1,148	(32)	(2.79)
Federal deposit insurance premium	73	75	(2)	(2.67)	142	151	(9)	(5.96)
Advertising	30	38	(8)	(21.05)	60	92	(32)	(34.78)
Data processing	251	267	(16)	(5.99)	505	545	(40)	(7.34)
Professional fees	455	450	5	1.11	954	1,238	(284)	(22.94)
Other real estate owned expense, net	28	-	28	100.00	49	-	49	100.00
Other operating expenses	816	688	128	18.60	1,490	1,411	79	5.60
Total other expense	$4,443	$4,105	$338	8.23%	$8,537	$8,576	$(39)	(0.45)%

For the three months ended March 31, 2019, total other expense increased $338,000, or 8.2 percent, from the comparable three months ended March 31, 2018. The increase was primarily due to a $212,000 increase in salaries and employee benefits, a $128,000 increase in other operating expense, a $28,000 increase in net other real estate owned expense, a $5,000 increase in professional fees, partially offset by a $16,000 decrease in data processing expense, a $9,000 decrease in occupancy expense, an $8,000 decrease in advertising expense and a $2,000 decrease in federal deposit insurance premium. The increase in salaries and employee benefits during the three month period ended March 31, 2019 primarily reflects normal increases to salary and benefits and three strategic hires to support overall franchise growth consistent with the business plan. The increase in other operating expenses during the three month period ended March 31, 2019 was primarily due to $92,000 of Pennsylvania shares tax related to the Bank’s new standing as a National Association.

For the six months ended March 31, 2019, salaries and employee benefits expense increased $230,000, or 5.8 percent, compared to the six months ended March 31, 2018. The increase in salaries and employee benefits primarily reflects normal increases to salary and benefits and three strategic hires to support overall franchise growth consistent with the business plan. Full-time equivalent staffing levels were 89 at March 31, 2019 and 86 at March 31, 2018. Other operating expenses for the six months ended March 31, 2019 increased $79,000, or 5.6 percent, compared to the six months ended March 31, 2018 primarily due to Pennsylvania shares tax charges related to the Bank’s new standing as a National Association. Professional fee expense for the six months ended March 31, 2019 decreased $284,000, or 22.9 percent, compared to the six months ended March 31, 2018 primarily due to lower legal expense of $260,000.

Efficiency Ratio

The Company’s efficiency ratio, calculated on a GAAP basis without excluding the net gain recorded in 2018 on the sale of the Exton, Pennsylvania branch location from other income, without deducting non-core items from other expense, and without including non-core items in net interest income on a tax equivalent basis, a non-GAAP financial measure, follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Efficiency ratio on a GAAP Basis	57.8%	58.5%	54.1%	56.8%

The “efficiency ratio” below is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis, a non-GAAP financial measure, including non-core items, plus other income, excluding the net gain recorded in 2018 on the sale of the Exton, Pennsylvania branch location, calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Other expense	$4,443	$4,105	$8,537	$8,576
Less: Non-core items(1)	-	-	139	-
Other expense, excluding non-core items, non-GAAP	4,443	4,105	8,398	8,576
Net interest income (tax equivalent basis), non-GAAP	7,263	6,597	14,221	12,990
Non-core items(2)	12	43	139	115
Net interest income (tax equivalent basis), excluding non-core items, non-GAAP	7,275	6,640	14,360	13,105
Other income, excluding gains on sale of real estate	441	449	1,587	974
Total	$7,716	$7,089	$15,947	$14,079
Efficiency ratio	57.6%	57.9%	52.7%	60.9%

(1)

Non-core items for the six months ended March 31, 2019 consisted of expenses arising out of the dismissal of the Company’s Certifying Accountant, as previously announced in the Company’s Form 8-K filed on July 9, 2018, which required issuance of consent on previously audited consolidated financial statements..  The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluated comparative results.

(2)	Included in non-core items such as accelerated payoff and non-accrual interest amounts.

Provision for Income Taxes

           The Company recorded a provision for income taxes of $411,000 and $946,000 for the three and six months ended March 31, 2019, reflecting an effective tax rate of 17.3% and 19.2%, respectively. The Company recorded a provision for income taxes of $654,000 and $3.9 million for the three and six months ended March 31, 2018, respectively, reflecting an effective tax rate of 24.5%

and 61.5%, respectively. In the first quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

Investment Portfolio

For the three months ended March 31, 2019, the average volume of investment securities decreased by $30.2 million to approximately $47.8 million or 4.4 percent of average earning assets, from $78.0 million on average, or 7.6 percent of average earning assets, for the comparable period in fiscal 2018. During the six months ended March 31, 2019, the average volume of investment securities decreased by $17.8 million to approximately $50.9 million or 4.8 percent of average earning assets, from $68.6 million on average, or 6.7 percent of average earning assets, for the comparable period in fiscal 2018. At March 31, 2019, the total investment portfolio amounted to $46.2 million, a decrease of $8.2 million, or 15.1 percent, from September 30, 2018. The decrease in the investment portfolio was primarily due to the maturation of U.S. treasury notes and the purchase of corporate bonds and notes during the first quarter of fiscal 2019. At March 31, 2019, the principal components of the investment portfolio were government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, and equity securities.

During the three month period ended March 31, 2019, the volume-related factors decreased investment revenue by approximately $149,000, while rate-related factors increased investment revenue by approximately $84,000 from the same period in fiscal 2018. The tax-equivalent yield, a non-GAAP measure, on investments increased by 71 basis points to 2.69 percent for the three month period ended March 31, 2019 as compared to the three month period ended March 31, 2018 at 1.98 percent. The yield on the portfolio increased in fiscal 2019 compared to fiscal 2018 due primarily to rate related factors.

During the six months ended March 31, 2019, the volume-related factors decreased investment revenue by approximately $178,000, while rate-related factors increased investment revenue by approximately $131,000 from the same period in fiscal 2018. The tax-equivalent yield, a non-GAAP measure, on investments increased by 52 basis points to 2.53 percent for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 at 2.01 percent. The increase in the yield on the portfolio in the six months ended March 31, 2019 compared to the same period in fiscal 2018 is due primarily to rate related factors.

Loan Portfolio

Lending is the Company’s primary business activity. The Company’s loan portfolio consists of residential, construction and development, commercial and consumer loans, serving the diverse customer base in its market areas. The composition of the Company’s portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Growth is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets and entry into new markets.

The Company seeks to create growth in commercial lending by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

At March 31, 2019, total gross loans amounted to $1.0 billion, an increase of $96.1 million, or 10.5 percent, as compared to September 30, 2018. For the six month period ended March 31, 2019, there was an increase of $87.0 million in commercial loans, a $5.4 million increase in residential mortgage loans, a $3.1 million increase in construction and development loans and a $581,000 increase in consumer loans. Total gross loans recorded in the six months ended March 31, 2019 included new loan volume of $103.7 million, which was offset by prepayments totaling $9.4 million, participations of $8.5 million, loan payoffs of $6.6 million, and amortization of $6.0 million

At March 31, 2019, the Company had $142.0 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. The Company's current "Approved, Accepted but Unfunded" pipeline, includes approximately $101.6 million in commercial and construction loans and $5.1 million in residential mortgage loans expected to fund over the the following quarter.

The average balance of our total loans increased $129.3 million or 15.6 percent for the three months ended March 31, 2019 as compared to the same period in fiscal 2018, while the average yield on loans increased 23 basis points for the three months ended March 31, 2019 compared with the same period in fiscal 2018. The increase in average total loan volume was due primarily to the volume of new loan originations. During the second quarter of fiscal 2019 compared to the same period fiscal 2018, the volume-related factors during the period contributed to an increase of interest income on loans of $1.4 million, while the rate-related changes increased interest income on loans by $544,000.

Total average loan volume increased $109.1 million or 13.2 percent for the six months ended March 31, 2019, while the portfolio yield increased by 21 basis points compared to the same period in fiscal 2018. The volume-related factors during the period contributed increased revenue of $2.3 million, while the average rate- related changes increased revenue by $996,000. The increase in average total loan volume was due primarily to the volume of new loan originations.

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

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the Commonwealth of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting Pennsylvania real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At March 31, 2019 the allowance for loan losses amounted to approximately $10.0 million, or 0.99 percent of total loans. At September 30, 2018, the allowance for loan losses amounted to approximately $9.0 million, or 0.99 percent of total loans. The Company recorded $870,000 in provision for loan losses during the quarter ended March 31, 2019 compared to $240,000 for the quarter ended March 31, 2018. For the six months ended March 31, 2019 we recorded $2.3 million in provision for loan losses compared to $240,000 for the six months ended March 31, 2018. Provision expense was higher during the six months ended March 31, 2019 due primarily to the TDR commercial real estate loan write-down of approximately $1.2 million and continued growth in the commercial loan portfolio. At the same time the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of 10 banks with similar asset size within the same general geographic area of Malvern Bank. This new factor amounted for an additional $390,000 added to the provision for the period.

  The net charge-offs were $101,000 and $1.3 million for the three and six months ended March 31, 2019 compared to $212,000 and $180,000 in net charge-offs for the three and six months ended March 31, 2018. As previously disclosed in the Company’s consolidated financial statements as of September 30, 2018 included in Form 10-K that was filed on December 14, 2018, one commercial real estate loan classified as a TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as  a result the Bank accepted a deed in lieu of foreclosure.  During the quarter ended September 30, 2018, the Company established a specific reserve of approximately $1.3 million in its allowance for loan and lease losses as part of its quarterly credit review of the loan.  The loan was performing under the terms of its modification agreement and had a letter of intent in place with an interested national tenant.   During the quarter ended December 31, 2018, the Bank was alerted that the letter of intent fell through with a prospective national tenant.  Subsequently, the loan was charged down by $1.2 million, to the appraised estimated fair market value less additional costs to sell the property, to a value of $5.8 million and transferred to other real estate owned.  The Bank has engaged a national real estate broker to list and market the property.

The level of the allowance for the respective periods of fiscal 2019 and fiscal 2018 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2019 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended March 31,
	2019	2018
	(In thousands)
Average loans outstanding	$934,305	$825,187
Total gross loans at end of period	$1,006,652	$845,200
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$9,021	$8,405

Charge-offs:
Residential Mortgage	17	6
Commercial:
Commercial real estate	1,376	221
Consumer:
Second mortgages	1	54
Other	37	2
Total charge-offs	1,431	283
Recoveries:
Residential Mortgage	79	58
Commercial:
Commercial real estate	4	10
Commercial and industrial	3	2
Consumer:
Home equity lines of credit	1	1
Second mortgages	14	28
Other	2	4
Total recoveries	103	103
Net charge-offs	1,328	180
Provision for loan losses	2,323	240
Balance at end of period	$10,016	$8,465
Ratios:
Ratio of allowance for loan losses to non-performing loans	411.84%	325.08%
Ratio of net charge-offs to average loans outstanding (1)	0.28%	0.04%
Ratio of net charge-offs to total allowance for loan losses	13.26%	2.13%
(1)	Annualized

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and performing TDR loans.

	March 31, 2019	September 30, 2018
	(In thousands)
Non-accrual loans	2,432	2,687
Accruing loans delinquent more than 90 days past due	-	374
Total non-performing loans	2,432	3,061
Other real estate owned	5,796	-
Total non-performing assets	$8,228	$3,061
TDR loans - performing	12,099	18,640

Non-accrual loans were $2.4 million at March 31, 2019, as compared to $2.7 million at September 30, 2018 and $2.1 million at March 31, 2018.  OREO was $5.8 million at March 31, 2019, and zero at both September 30, 2018 and March 31, 2018.  Total performing troubled debt restructured loans were $12.1 million at March 31, 2019, $18.6 million at September 30, 2018 and $18.7 million at March 31, 2018.  As stated above, one commercial real estate loan classified as a TDR with a value of $5.8 million was transferred to other real estate owned. Primarily, as a result of this transfer to other real estate owned, total performing troubled debt restructured loans at March 31, 2019 decreased by $6.5 million compared to September 30, 2018 and total non-performing assets at March 31, 2019 increased by $5.2 million compared to September 30, 2018.

At March 31, 2019, non-performing assets totaled $8.2 million, or 0.68 percent of total assets, as compared with $3.1 million, or 0.30 percent, at September 30, 2018 and $2.6 million, or 0.24 percent, at March 31, 2018.  The increase in non-performing assets at March 31, 2019 compared to September 30, 2018 was primarily due to the transfer to OREO of one commercial real estate loan in the amount of $5.8 million. Excluding the OREO property of $5.8 million, non-performing assets were 0.20 percent of total assets at March 31, 2019.

Overall credit quality in the Bank’s loan portfolio at March 31, 2019 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At March 31, 2019, special mention loans were $12.3 million compared to $1.1 million at September 30, 2018. The increase of approximately $11.2 million in special mention loans was primarily attributable to one commercial real estate loan of $10.7 milliuon being changed from a pass risk rating to a special mention loan during quarter ended March 31, 2019.

Substandard loans were $15.6 million and $23.7 million at March 31, 2019 and September 30, 2018, respectively.  The decrease of approximately $8.1 million from September 30, 2018 to March 31, 2019, was primarily due to the transfer to OREO of one commercial real estate loan during the first quarter of fiscal 2019 and one commercial real estate loan of $366,000 being changed from substandard to doubtful during the second quarter of fiscal 2019.  Our loans which have been identified as specially mentioned or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

At March 31, 2019, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

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

At March 31, 2019, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.20:1.00 at the cumulative one-year position. Based on management’s perception of interest rising through 2018, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale. At March 31, 2019, the Company had $110.8 million in cash and cash equivalent compared to $30.8 million at September 30, 2018. In addition, our available for sale investment securities amounted to $19.4 million at March 31, 2019 and $24.3 million at September 30, 2018.

Deposits

Total deposits increased to $942.4 million at March 31, 2019 from $774.2 million at September 30, 2018. Deposit growth during the period is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $732.5 million at September 30, 2018 to $899.4 million at March 31, 2019, an increase of $166.9 million. Interest-bearing demand, savings and time deposits under $100,000 increased $122.0 million to a total of $694.6 million at March 31, 2019 as compared to $572.6 million at September 30, 2018. Time deposits $100,000 and over increased $44.9 million as compared to September 30, 2018. Time deposits $100,000 and over represented 21.7 percent of total deposits at March 31, 2019 compared to 20.7 percent at September 30, 2018. We had brokered deposits totaling $159.0 million at March 31, 2019 compared to $103.7 million at September 30, 2018.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the first six month period of fiscal 2019.

The following table depicts the Company’s deposits classified by interest rates with percentages to total deposits at March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(In thousands)
Savings	$43,943	4.7%	$44,642	5.8%	$(699)
Money market accounts	283,571	30.1	270,834	35.0	12,737
Interest bearing demand	295,475	31.4	184,073	23.8	111,402
Non-interest bearing demand	42,937	4.5	41,677	5.4	1,260
	$665,926	70.7	$541,226	70.0	$124,700
Certificates of deposit	276,448	29.3	232,937	30.0	43,511
Total	$942,374	100.0%	$774,163	100.0%	$168,211

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of March 31, 2019 and September 30, 2018, the Company’s outstanding balance of FHLB advances, totaled $98.0 million and $118.0 million, respectively. Of the $98.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020. The remaining balance of long-term, fixed rate advances totaled $5.0 million, representing one separate advance maturing during fiscal year 2019.  At March 31, 2019, there were three short-term FHLB advances totaling $65.0 million of fixed-rate borrowing with rollover of 90 days.

During fiscal 2019 the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source.  At September 30, 2018, the Company had $2.5 million in securities sold under agreements to repurchase at a rate of 2.5%.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of March 31, 2019.

	As of March 31, 2019
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$70,133	$28,838	$-	$-	$98,971
Certificate of deposit(1)	192,006	65,180	14,000	11,210	282,396
Operating lease obligations	516	976	943	983	3,418
Total Contractual Obligations	$262,655	$94,994	$14,943	$12,193	$384,785

(1)	Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the six months ended March 31, 2019, cash and cash equivalents increased by $80.0 million from the balance at September 30, 2018. Net cash of $5.3 million was provided by operating activities primarily due to   an increase in other assets of $3.3 million, an increase in other liabilities of $2.7 million, and provision for loan losses of $2.3 million. Net cash used in investing activities amounted to approximately $95.3 million, primarily reflecting a net increase in loans of $102.9 million. Net cash of $170.0 million was provided by financing activities, primarily from the increase in deposits of $168.2 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $137.6 million, or 11.4 percent of total assets, at March 31, 2019, compared to $110.8 million or 10.7 percent of total assets at September 30, 2018. Book value per common share was $17.68 at March 31, 2019, compared to $16.84 at September 30, 2018.

	March 31, 2019	September 30, 2018
	(In thousands, except for per share data)
Shareholders' equity	137,568	$110,823
Book value per common share	$17.68	$16.84

Capital

At March 31, 2019, the Bank’s common equity tier 1 ratio was 14.86 percent, tier 1 leverage ratio was 13.04 percent, tier 1 risk-based capital ratio was 14.86 percent and the total risk-based capital ratio was 15.88 percent.  At September 30, 2018, the Bank’s common equity tier 1 ratio was 15.09 percent, tier 1 leverage ratio was 12.71 percent, tier 1 risk-based capital ratio was 15.09 percent and the total risk-based capital ratio was 16.13 percent. At March 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements.

At March 31, 2019, the Company’s common equity tier 1 ratio was 13.92 percent, tier 1 leverage ratio was 12.22 percent, tier 1 risk-based capital ratio was 13.92 percent and the total risk-based capital ratio was 17.42 percent.  At September 30, 2018, the Company’s common equity tier 1 ratio was 12.62 percent, tier 1 leverage ratio was 10.63 percent, tier 1 risk-based capital ratio was 12.62 percent and the total risk-based capital ratio was 16.45 percent.  At March 31, 2019, the Company was in compliance with all applicable regulatory capital requirements.

On October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.3 million (after deducting the underwriting discount and other estimated offering expenses).

Information on Stock Repurchases

          Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

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

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

           On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. This authority extends through March 31, 2020 and may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2019. At March 31, 2019, the Company had 194,352 shares remaining in the repurchase plan.

Maximum
Number of Shares that
	Number of	Average Price	May yet be Purchased
	Shares	Paid Per	Under the Plan or
	Repurchased (1)	Share (2)	Program

January 1, 2019 to
January 31, 2019	-	$-	-
February 1, 2019 to
February 28, 2019	-	$-	-
March 1, 2019 to
March 31, 2019	164	$20.00	194,352
Total for the quarter ended March 31, 2019	164	$20.00	194,352

_____________

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which, the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock, as conditions warrant, through March 31, 2020.

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

MALVERN BANCORP, INC.

May 9, 2019	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

May 9, 2019	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial
Officer