Form 10-Q
period 2019-06-30
MALVERN BANCORP, INC.
filed 2019-08-09
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, par value $0.01:	7,765,395 shares
(Title of Class)	(Outstanding as of August 9, 2019)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2019, or for any other interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2018 should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2019	September 30, 2018
	(Dollars in thousands, except share data)
ASSETS
Cash and due from depository institutions	$1,535	$1,563
Interest bearing deposits in depository institutions	148,501	29,271
Cash and Cash Equivalents	150,036	30,834
Investment securities available for sale, at fair value (amortized cost of $23,783 and $24,804, respectively)	23,552	24,298
Investment securities held to maturity (fair value of $23,309 and $28,968, respectively)	23,323	30,092
Restricted stock, at cost	10,404	8,537
Loans receivable, net of allowance for loan losses of $10,106 and $9,021, respectively	1,009,959	902,136
Other real estate owned	5,796	-
Accrued interest receivable	4,237	3,800
Property and equipment, net	6,795	7,181
Deferred income taxes	3,542	3,195
Bank-owned life insurance	19,766	19,403
Other assets	8,468	4,475
Total Assets	$1,265,878	$1,033,951
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Deposits-noninterest-bearing	48,580	41,677
Deposits-interest-bearing	908,619	732,486
Total Deposits	957,199	774,163
FHLB advances	133,000	118,000
Other short-term borrowings	-	2,500
Subordinated debt	24,579	24,461
Advances from borrowers for taxes and insurance	3,345	1,305
Accrued interest payable	1,443	784
Other liabilities	6,644	1,915
Total Liabilities	1,126,210	923,128
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,782,258 and 7,765,395 shares issued and outstanding, respectively, at June 30, 2019 and 6,580,879 shares issued and outstanding at September 30, 2018	78	66
Additional paid-in-capital	84,705	61,099
Retained earnings	57,045	50,412
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,229)	(1,338)
Accumulated other comprehensive (loss) income	(595)	584
Treasury stock, at cost: 16,863 shares at June 30, 2019	(336)	-
Total Shareholders' Equity	139,668	110,823
Total Liabilities and Shareholders' Equity	$1,265,878	$1,033,951

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$11,415	$9,380	$32,171	$26,821
Investment securities, taxable	259	300	760	832
Investment securities, tax-exempt	49	61	167	191
Dividends, restricted stock	159	130	450	333
Interest-bearing cash accounts	574	327	1,421	1,236
Total Interest and Dividend Income	12,456	10,198	34,969	29,413
Interest Expense
Deposits	3,926	2,304	10,265	6,641
Short-term borrowings	-	13	7	54
Long-term borrowings	686	539	1,891	1,648
Subordinated Debt	383	366	1,149	1,144
Total Interest Expense	4,995	3,222	13,312	9,487
Net Interest Income	7,461	6,976	21,657	19,926
Provision for Loan Losses	56	589	2,379	829
Net Interest Income after Provision for Loan losses	7,405	6,387	19,278	19,097
Other Income
Service charges and other fees	252	530	1,430	1,038
Rental income	53	63	184	196
Net gain on sale of investments	27	-	27	-
Net gains on sale of real estate	-	-	-	1,186
Net gains on sale of loans	-	3	37	96
Earnings on bank-owned life insurance	122	119	363	359
Total Other Income	454	715	2,041	2,875
Other Expenses
Salaries and employee benefits	2,223	2,024	6,444	6,015
Occupancy expense	560	577	1,676	1,725
Federal deposit insurance premium	78	76	220	227
Advertising	30	30	90	122
Data processing	259	274	764	819
Professional fees	405	1,088	1,359	2,326
Other real estate owned expense, net	30	-	79	-
Other operating expenses	912	721	2,402	2,132
Total Other Expenses	4,497	4,790	13,034	13,366
Income before income tax expense	3,362	2,312	8,285	8,606
Income tax expense	706	69	1,652	3,942
Net Income	$2,656	$2,243	$6,633	$4,664
Earnings Per Common Share:
Basic	$0.35	$0.35	$0.87	$0.72
Diluted	$0.35	$0.35	$0.87	$0.72
Weighted Average Common Shares Outstanding:
Basic	7,669,851	6,453,031	7,630,650	6,449,089
Diluted	7,670,106	6,456,048	7,630,944	6,452,068

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net Income	$2,656	$2,243	$6,633	$4,664
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	177	34	298	(185)
Tax effect	(37)	(7)	(62)	21
Net of tax amount	140	27	236	(164)

Reclassification adjustment for net gains arising during the period (1)	(27)	-	(27)	-
Tax effect	6	-	6	-
Net of tax amount	(21)	-	(21)	-

Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	1	4	7
Tax effect	-	-	(1)	(2)
Net of tax amount	1	1	3	5
Fair value adjustments on derivatives	(664)	253	(1,767)	748
Tax effect	139	(49)	370	(158)
Net of tax amount	(525)	204	(1,397)	590
Total other comprehensive (loss), income	(405)	232	(1,179)	431
Total comprehensive income	$2,251	$2,475	$5,454	$5,095

(1) Amounts are included in net gains on sales of investments, net on the Consolidated Statements of Operations in total other income.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(Dollars in thousands, except share data)
Balance, October 1, 2017	66	60,736	43,139	(1,483)	62	-	102,520
Net Income	-	-	4,664	-	-	-	4,664
Reclassification of certain tax effects from accumulated other comprehensive income			(33)		33	-	-
Other comprehensive income	-	-	-	-	431	-	431
Committed to be released ESOP shares (10,800 shares)	-	167	-	109	-	-	276
Stock based compensation	-	82	-	-	-	-	82
Balance, June 30, 2018	66	60,985	47,770	(1,374)	526	-	107,973
Balance, October 1, 2018	66	61,099	50,412	(1,338)	584	-	110,823
Net Income	-	-	6,633	-	-	-	6,633
Other comprehensive loss	-	-	-	-	(1,179)	-	(1,179)
Treasury stock activity	-	-	-	-	-	(336)	(336)
Stock issuance (net of issuance of proceeds of $25,000)	12	23,332	-	-	-	-	23,344
Committed to be released ESOP shares (10,800 shares)	-	102	-	109	-	-	211
Stock based compensation	-	172	-	-	-	-	172
Balance, June 30, 2019	$78	$84,705	$57,045	$(1,229)	$(595)	$(336)	$139,668

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$6,633	$4,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	573	569
Provision for loan losses	2,379	829
Deferred income tax (benefit) expense	(471)	2,643
ESOP expense	211	276
Stock based compensation	172	82
Amortization of premiums and discounts on investments securities, net	210	275
Accretion of loan origination fees and costs	(564)	(132)
Amortization of mortgage servicing rights	32	35
Net gain on sale of investments securities available-for-sale	(27)	-
Net gain on sale of real estate	-	(1,186)
Net gain on sale of secondary market loans	(37)	(96)
Proceeds from sale of secondary market loans	2,867	8,615
Originations of secondary market loans	(2,829)	(8,519)
Earnings on bank-owned life insurance	(363)	(359)
Increase in accrued interest receivable	(437)	(432)
Increase in accrued interest payable	659	401
Increase (decrease) in other liabilities	4,729	(40)
Increase in other assets	(4,991)	(769)
Amortization of subordinate debt	118	118
Net Cash Provided by Operating Activities	8,864	6,974

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(12,000)	(30,140)
Sales	2,055	-
Maturities, calls and principal repayments	10,952	10,123
Investment securities held-to-maturity:
Maturities, calls and principal repayments	6,601	3,715
Net increase in loans	(115,800)	(59,720)
Net increase in restricted stock	(1,867)	(3,222)
Proceeds from sale of real estate	-	1,315
Purchase of property and equipment	(187)	(431)
Net Cash Used in Investing Activities	(110,246)	(78,360)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	183,036	(2,464)
Net increase in short-term borrowings	-	5,000
Proceeds for long-term borrowings	70,000	105,000
Repayment of long-term borrowings	(55,000)	(105,000)
Repayment of other borrowed money	(2,500)	(2,500)
Increase in advances from borrowers for taxes and insurance	2,040	1,595
Net proceeds from issuance of common stock	23,344	-
Acquisition of treasury stock	(336)	-
Net Cash Provided by Financing Activities	220,584	1,631
Net Increase (Decrease) in Cash and Cash Equivalents	119,202	(69,755)
Cash and Cash Equivalents - Beginning	30,834	117,136
Cash and Cash Equivalents - Ending	$150,036	$47,381
Supplemental Cash Flows Information
Interest paid	$12,653	$9,086
Income taxes paid	$1,255	$1,871
Non-cash transfer to other real estate owned	$5,796	$-
Non-cash transfer of loans to loans held for sale	$367	$-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”), a Pennsylvania corporation, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  Malvern Bancorp is the holding company for Malvern Bank, National Association (“Malvern Bank” or the “Bank”), a national bank that was originally organized in 1887 as a federally-chartered savings bank.  Malvern Bank now serves as one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity.  Effective February 12, 2018, the Bank converted from a federal savings bank charter to a national bank charter and Malvern Bancorp converted from a savings and loan holding company to a bank holding company. On October 9, 2018, the Company closed an underwritten public offering of shares of its common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.3 million (after deducting the underwriting discount and other offering expenses).

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

Note 2 – Summary of Significant Accounting Policies

Basis of financial statement presentation. The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at June 30, 2019 and September 30, 2018 and the results of operations for the three and nine months ended June 30, 2019 and 2018, and cash flows for the nine months ended June 30, 2019 and 2018. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2018 (the  “2018 Annual Report”). The consolidated statements of operations for the three and nine months ended June 30, 2019 and the consolidated statements of cash flows for the nine months ended June 30, 2019 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2019 or any other period.

Loans Held-For-Sale. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated statement of financial condition.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated statement of financial condition.  As of June 30, 2019, there was one commercial real estate loan with a balance of $367,000 classified as held for sale. There were no loans classified as held for sale as of September 30, 2018.

Treasury stock. The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

There have been no other significant changes to the Critical Accounting Policies as described in the 2018 Annual Report.

Recently Issued Accounting Pronouncements

Collaborative Arrangements. In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2019 and is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Fair Value. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation process for Level 3 fair value measurements. This ASU also expands the disclosure requirements for Level 3 fair value measurements and is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impact on the consolidated earnings, financial position and cash flows of the Company, upon adoption of this ASU are currently unknown. In July 2019, the FASB tentatively decided to delay the required implementation date of ASU 2016-13 for smaller reporting companies. If the decision to delay required implementation is finalized, the Company would be required to implement the ASU on October 1, 2023.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. This ASU will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. This ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to apply this optional transition method. The Company has established an implementation team that continues to make progress toward completing the evaluation of the impact of the new standard. Based on a preliminary assessment, the Company expects to recognize ROU assets and related lease liabilities of approximately $3.2 million. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. The Company anticipates finalizing its accounting policy and process modifications during the fourth quarter of fiscal 2019 and plans to adopt these ASUs effective October 1, 2019.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Rental income	$53	$63	$184	$196
Net gains on sales of investments	27	-	27	-
Net gains on sale of real estate	-	-	-	1,186
Net gains on sale of loans	-	3	37	96
Earnings on bank-owned life insurance	122	119	363	359
Non-interest income within the scope of other GAAP topics	202	185	611	1,837
ATM fees	2	3	4	9
Credit card fee income	6	6	17	17
DDA fee income	33	32	102	100
DDA service fees	19	17	55	53
Debit card fees	69	64	186	175
Other loan fee income	61	357	890	494
Other fee income	52	49	163	184
Other non-interest income	10	2	13	6
Non-interest income from contracts with customers	$252	$530	$1,430	$1,038
Total Non-interest Income	$454	$715	$2,041	$2,875

The majority of our revenue-generating transactions are not subject to Accounting Standards Codification (“ASC”) 606, including revenue generated from financial instruments, such as our loans, investment securities, derivatives as well as revenue related to BOLI, sales of investment securities, rental income, and gain on sale of loans. Revenue-generating activities that are within the scope of ASC 606, which are presented in our statements of operations as components of other income, include certain fees such as credit card fee income, DDA service and fee income, and debit card fees. The increase in other loan fee income during the nine months ended June 30, 2019 is primarily due to the recognition of net swap fees through the Bank’s commercial loan hedging program during the first fiscal quarter 2019.

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three and nine months ended June 30, 2019, the Company granted 3,391 and 12,674 restricted shares, respectively, which are considered CSEs. There were no stock options granted during the three months ended June 30, 2019. During the nine months ended June 30, 2019, stock options covering a total of 7,000 shares of common stock were granted.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share data)
Net Income	$2,656	$2,243	$6,633	$4,664
Weighted average shares outstanding	7,775,598	6,573,178	7,740,010	6,572,849
Average unearned ESOP shares	(105,747)	(120,147)	(109,360)	(123,760)
Basic weighted average share outstanding	7,669,851	6,453,031	7,630,650	6,449,089
Plus: effect of potential dilutive common stock equivalents - stock options	255	3,017	294	2,979
Diluted weighted average common shares outstanding	7,670,106	6,456,048	7,630,944	6,452,068
Earnings per common share:
Basic	$0.35	$0.35	$0.87	$0.72
Diluted	$0.35	$0.35	$0.87	$0.72

Note 5 – Employee Stock Ownership Plan

The Company established an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes a compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During the three and nine months ended June 30, 2019 and 2018, there were 10,800 and 3,600 shares, respectively, committed to be released.  At June 30, 2019, there were 103,965 unallocated shares and 155,253 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $2.3 million at June 30, 2019.

Note 6 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at June 30, 2019 and at September 30, 2018. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.   Held-to-maturity securities which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.

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

The following tables present information related to the Company’s investment securities at June 30, 2019 and September 30, 2018.

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$7,000	$1	$-	$7,001
State and municipal obligations	5,971	20	-	5,991
Single issuer trust preferred security	1,000	-	(99)	901
Corporate debt securities	9,562	87	(240)	9,409
Mutual fund	250	-	-	250
Total	23,783	108	(339)	23,552
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,000	$-	$(2)	$998
State and municipal obligations	4,543	65	-	4,608
Corporate debt securities	3,635	134	-	3,769
Mortgage-backed securities:
Collateralized mortgage obligations ("CMO"), fixed-rate	14,145	7	(218)	13,934
	23,323	206	(220)	23,309
Total investment securities	$47,106	$314	$(559)	$46,861

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$9,996	$-	$(10)	$9,986
State and municipal obligations	6,953	-	(66)	6,887
Single issuer trust preferred security	1,000	-	(79)	921
Corporate debt securities	6,605	-	(351)	6,254
Mutual fund	250	-	-	250
Total	24,804	-	(506)	24,298
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$-	$(20)	$1,979
State and municipal obligations	8,181	-	(66)	8,115
Corporate debt securities	3,715	-	(49)	3,666
Mortgage-backed securities:
CMO, fixed-rate	16,197	-	(989)	15,208
	$30,092	$-	$(1,124)	$28,968
Total investment securities	$54,896	$-	$(1,630)	$53,266

For the three and nine months ended June 30, 2019, proceeds of available-for-sale investment securities sold amounted to approximately $2.1 million. There was a gain of approximately $27,000 with this sale. For the three and nine months ended June 30, 2018, no available-for-sale investment securities were sold.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2019 and September 30, 2018:

	June 30, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$901	$(99)	$901	$(99)
Corporate debt securities	-	-	3,260	(240)	3,260	(240)
Total	$-	$-	$4,161	$(339)	$4,161	$(339)
Investment Securities Held-to-Maturity:
U.S. government agencies	$-	$-	$998	$(2)	$998	$(2)
Mortgage-backed securities:
CMO, fixed-rate	-	-	12,591	(218)	12,591	(218)
Total	$-	$-	$13,589	$(220)	$13,589	$(220)
Total investment securities	$-	$-	$17,750	$(559)	$17,750	$(559)

	September 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. treasury and notes	$9,986	$(10)	$-	$-	$9,986	$(10)
State and municipal obligations	5,433	(56)	1,000	(10)	6,433	(66)
Single issuer trust preferred security	-	-	921	(79)	921	(79)
Corporate debt securities	-	-	6,254	(351)	6,254	(351)
Total	$15,419	$(66)	$8,175	$(440)	$23,594	$(506)
Investment Securities Held-to-Maturity:
U.S. government agencies	$-	$-	$1,979	$(20)	$1,979	$(20)
State and municipal obligations	8,115	(66)	-	-	8,115	(66)
Corporate debt securities	3,666	(49)	-	-	3,666	(49)
Mortgage-backed securities:
CMO, fixed-rate	127	(6)	15,081	(983)	15,208	(989)
Total	11,908	(121)	17,060	(1,003)	28,968	(1,124)
Total investment securities	$27,327	$(187)	$25,235	$(1,443)	$52,562	$(1,630)

As of June 30, 2019, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2019, the Company held  one U.S. government agency security, two corporate securities, 31 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is unlikely that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2019 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $6.8 million and $17.9 million at June 30, 2019 and September 30, 2018, respectively, were pledged to secure deposits. Pledged investment securities having a carrying value of $4.0 million at June 30, 2019 were held against hedge.  There were no pledged investment securities held against hedge at September 30, 2018. In addition, no investment securities were pledged to secure short-term borrowings at June 30, 2019. Investment securities having a carrying value of $3.1 million at September 30, 2018 were pledged to secure short-term borrowings.

The following table presents information for investment securities at June 30, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$501	$501
Over 1 year through five years	15,309	15,327
After 5 years through ten years	7,973	7,724
Total	$23,783	$23,552
Held-to-Maturity:
Within 1 year	1,000	998
After 5 years through ten years	5,472	5,669
Over 10 years	2,706	2,708
Mortgage-backed securities:
CMO, fixed-rate	14,145	13,934
Total	$23,323	$23,309
Total investment securities	$47,106	$46,861

Note 7 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio (which does not include loans held for sale, except as noted below) consisted of the following at the dates indicated below:

	June 30, 2019	September 30, 2018
	(In thousands)
Residential mortgage	$216,114	$197,219
Construction and Development:
Residential and commercial	47,485	37,433
Land	3,809	9,221
Total Construction and Development	51,294	46,654
Commercial:
Commercial real estate	543,045	493,929
Farmland	5,388	12,066
Multi-family real estate	64,050	45,102
Commercial and industrial	97,877	73,895
Other	5,356	6,164
Total Commercial	715,716	631,156
Consumer:
Home equity lines of credit	19,348	14,884
Second mortgages	15,018	18,363
Other	2,081	2,315
Total Consumer	36,447	35,562
Total loans	1,019,571	910,591
Deferred loan fees and costs, net	494	566
Allowance for loan losses	(10,106)	(9,021)
Total loans receivable, net	$1,009,959	$902,136

Subsequent to quarter-end in July 2019, the Company completed the sale of one commercial real estate loan classified as held for sale. The loan had an aggregate book balance of $367,000 and was sold at a gain of approximately $17,000. As a result, our consolidated statement of financial condition at June 30, 2019 includes $367,000 of one commercial real estate loan as held for sale. Such loans are not considered to be included in our loan portfolio at June 30, 2019.  Net proceeds from the sale amounted to $384,000 after deducting amounts due for outstanding liens, related expenses and applicable transfer fees. This transaction resulted in a decrease of approximately $17,000 through the provision for loan loss during the third quarter of fiscal 2019.

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2019 and September 30, 2018.  Activity in the allowance is presented for the three and nine months ended June 30, 2019 and 2018 and the year ended September 30, 2018.

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended June 30, 2019
Beginning Balance	$1,130	$601	$33	$5,767	$62	$419	$452	$33	$101	$359	$24	$1,035	$10,016
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	18	-	-	1	-	-	8	7	-	34
Provisions	66	17	(9)	(238)	(34)	(7)	90	(11)	5	(22)	(7)	206	56
Ending balance	$1,196	$618	$24	$5,547	$28	$412	$543	$22	$106	$345	$24	$1,241	$10,106

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended June 30, 2018
Beginning Balance	$987	$397	$158	$4,046	$82	$195	$467	$23	$87	$407	$27	$1,589	$8,465
Charge-offs	-	-	-	-	-	-	(45)	-	-	(5)	-	-	(50)
Recoveries	-	-	-	-	-	-	1	-	-	18	1	-	20
Provisions	48	25	(40)	122	(13)	89	30	2	(8)	53	(2)	283	589
Ending balance	$1,035	$422	$118	$4,168	$69	$284	$453	$25	$79	$473	$26	$1,872	$9,024

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Nine Months Ended June 30, 2019
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,376)	-	-	-	-	-	(1)	(37)	-	(1,431)
Recoveries	79	-	-	22	-	-	4	-	1	22	9	-	137
Provisions	72	225	(25)	1,870	(38)	180	96	(2)	23	(2)	1	(21)	2,379
Ending balance	$1,196	$618	$24	$5,547	$28	$412	$543	$22	$106	$345	$24	$1,241	$10,106
Ending balance: individually evaluated for impairment	$3	$-	$-	$76	$-	$-	$-	$-	$-	$169	$1	$-	$249
Ending balance: collectively evaluted for impairment	$1,193	$618	$24	$5,471	$28	$412	$543	$22	$106	$176	$23	$1,241	$9,857
Loans receivable:
Ending balance	$216,114	$47,485	$3,809	$543,045	$5,388	$64,050	$97,877	$5,356	$19,348	$15,018	$2,081		$1,019,571
Ending balance: individually evaluated for impairment	$3,571	$-	$-	$9,748	$-	$-	$-	$-	$31	$663	$1		$14,014
Ending balance: collectively evaluated for impairment	$212,543	$47,485	$3,809	$533,297	$5,388	$64,050	$97,877	$5,356	$19,317	$14,355	$2,080		$1,005,557

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Nine Months Ended June 30, 2018
Beginning Balance	$1,004	$523	$132	$3,581	$9	$224	$520	$21	$90	$402	$27	$1,872	$8,405
Charge-offs	(6)	-	-	(221)	-	-	(45)	-	-	(59)	(2)	-	(333)
Recoveries	58	-	-	10	-	-	3	-	1	46	5	-	123
Provisions	(21)	(101)	(14)	798	60	60	(25)	4	(12)	84	(4)	-	829
Ending balance	$1,035	$422	$118	$4,168	$69	$284	$453	$25	$79	$473	$26	$1,872	$9,024
Ending balance: individually evaluated for impairment	$-	$-	$-	$570	$-	$-	$-	$-	$-	$233	$1	$-	$804
Ending balance: collectively evaluted for impairment	$1,035	$422	$118	$3,598	$69	$284	$453	$25	$79	$240	$25	$1,872	$8,220

Loans receivable:
Ending balance	$192,901	$39,845	$15,565	$477,584	$12,058	$45,204	$76,958	$5,898	$14,446	$19,063	$2,311		$901,833
Ending balance: individually evaluated for impairment	$2,438	$-	$79	$17,504	$-	$-	$-	$-	$34	$661	$1		$20,717
Ending balance: collectively evaluated for impairment	$190,463	$39,845	$15,486	$460,080	$12,058	$45,204	$76,958	$5,898	$14,412	$18,402	$2,310		$881,116

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2018
Beginning Balance	$1,004	$523	$132	$3,581	$9	$224	$520	$21	$90	$402	$27	$1,872	$8,405
Charge-offs	(60)	-	-	(276)	-	-	(45)	-	-	(88)	(2)	-	(471)
Recoveries	58	-	-	11	-	-	4	-	1	52	7	-	133
Provisions	60	(130)	(83)	1,715	57	8	(36)	3	(9)	(40)	19	(610)	954
Ending balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,448	$-	$-	$-	$-	$-	$103	$26	$-	$1,577
Ending balance: collectively evaluted for impairment	$1,062	$393	$49	$3,583	$66	$232	$443	$24	$82	$223	$25	$1,262	$7,444
Loans receivable:
Ending balance	$197,219	$37,433	$9,221	$493,929	$12,066	$45,102	$73,895	$6,164	$14,884	$18,363	$2,315		$910,591
Ending balance: individually evaluated for impairment	$3,148	$-	$76	$17,409	$-	$-	$-	$-	$34	$635	$26		$21,328
Ending balance: collectively evaluated for impairment	$194,071	$37,433	$9,145	$476,520	$12,066	$45,102	$73,895	$6,164	$14,850	$17,728	$2,289		$889,263

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

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of June 30, 2019 and September 30, 2018.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
June 30, 2019
Residential mortgage	$198	$3	$3,373	$3,571	$3,723
Commercial:
Commercial real estate	9,213	76	535	9,748	9,748
Consumer:
Home equity lines of credit	-	-	31	31	33
Second mortgages	186	169	477	663	729
Other	1	1	-	1	1
Total impaired loans	$9,598	$249	$4,416	$14,014	$14,234
September 30, 2018
Residential mortgage	$-	$-	$3,148	$3,148	$3,337
Construction and Development:
Land	-	-	76	76	76
Commercial:
Commercial real estate	16,343	1,448	1,066	17,409	17,685
Consumer:
Home equity lines of credit	-	-	34	34	34
Second mortgages	120	103	515	635	730
Other	26	26	-	26	26
Total impaired loans	$16,489	$1,577	$4,839	$21,328	$21,888

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three and nine months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019		Nine Months Ended June 30, 2019
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,577	$21	$5,372	$69
Construction and Development:
Land	44	-	93	2
Commercial:
Commercial real estate	10,007	76	17,650	227
Consumer:
Home equity lines of credit	32	-	55	-
Second mortgages	667	2	977	7
Other	1	-	14	-
Total	$14,328	$99	$24,161	$305

	Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$2,408	$17	$2,417	$38
Construction and Development:
Land	80	2	86	4
Commercial:
Commercial real estate	17,322	113	8,512	132
Commercial and industrial	124	-	184	-
Consumer:
Home equity lines of credit	33	-	18	-
Second mortgages	658	2	605	6
Other	1	-	1	-
Total	$20,626	$134	$11,823	$180

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating systemas of June 30, 2019 and September 30, 2018.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2019:
Residential mortgage	$212,409	$-	$3,705	$-	$216,114
Construction and Development:
Residential and commercial	47,485	-	-	-	47,485
Land	3,809	-	-	-	3,809
Commercial:
Commercial real estate	517,828	14,643	10,574	-	543,045
Farmland	5,388	-	-	-	5,388
Multi-family real estate	63,645	405	-	-	64,050
Commercial and industrial	97,738	-	139	-	97,877
Other	5,356	-	-	-	5,356
Consumer:
Home equity lines of credit	19,223	-	125	-	19,348
Second mortgages	14,065	87	866	-	15,018
Other	2,080	-	1	-	2,081
Total	$989,026	$15,135	$15,410	$-	$1,019,571

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2018:
Residential mortgage	$193,584	$-	$3,635	$-	$197,219
Construction and Development:
Residential and commercial	37,433	-	-	-	37,433
Land	9,146	-	75	-	9,221
Commercial:
Commercial real estate	474,232	949	18,748	-	493,929
Farmland	12,066	-	-	-	12,066
Multi-family real estate	45,102	-	-	-	45,102
Commercial and industrial	73,738	-	157	-	73,895
Other	6,164	-	-	-	6,164
Consumer:
Home equity lines of credit	14,707	-	177	-	14,884
Second mortgages	17,402	103	858	-	18,363
Other	2,289	-	26	-	2,315
Total	$885,863	$1,052	$23,676	$-	$910,591

The following table presents loans that are no longer accruing interest by portfolio class.

	June 30, 2019	September 30, 2018
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,850	$1,817
Commercial:
Commercial real estate	-	520
Consumer:
Home equity lines of credit	31	34
Second mortgages	307	290
Other	1	26
Total non-accrual loans	$2,189	$2,687

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $18,000 and $31,000 for the three and nine months ended June 30, 2019, respectively, and  approximately $7,000 and $39,000 for the three and nine months ended June 30, 2018.  At June 30, 2019 there were approximately $228,000 of loans past due 90 days or more and still accruing interest. At September 30, 2018 there were approximately $374,000 of loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current;” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2019 and September 30, 2018.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
June 30, 2019:
Residential mortgage	$213,809	$262	$532	$1,511	2,305	$216,114	$228
Construction and Development:
Residential and commercial	47,485	-	-	-	-	47,485	-
Land	3,809	-	-	-	-	3,809	-
Commercial:
Commercial real estate	543,045	-	-	-	-	543,045	-
Farmland	5,388	-	-	-	-	5,388	-
Multi-family real estate	64,050	-	-	-	-	64,050	-
Commercial and industrial	97,877	-	-	-	-	97,877	-
Other	5,356	-	-	-	-	5,356	-
Consumer:
Home equity lines of credit	19,317	-	-	31	31	19,348	-
Second mortgages	14,286	528	98	106	732	15,018	-
Other	2,079	-	2	-	2	2,081	-
Total	$1,016,501	$790	$632	$1,648	$3,070	$1,019,571	$228

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2018:
Residential mortgage	$193,727	$450	$1,016	$2,026	$3,492	$197,219	$339
Construction and Development:
Residential and commercial	37,433	-	-	-	-	37,433	-
Land	9,221	-	-	-	-	9,221	-
Commercial:
Commercial real estate	485,886	449	7,019	575	8,043	493,929	-
Farmland	12,066	-	-	-	-	12,066
Multi-family real estate	45,102	-	-	-	-	45,102	-
Commercial and industrial	73,895	-	-	-	-	73,895	-
Other	6,164	-	-	-	-	6,164	-
Consumer:
Home equity lines of credit	14,815	-	-	69	69	14,884	35
Second mortgages	17,928	121	103	211	435	18,363	-
Other	2,282	7	1	25	33	2,315	-
Total	$898,519	$1,027	$8,139	$2,906	$12,072	$910,591	$374

Restructured loans deemed to be trouble debt restructures (“TDRs”) are typically the result of an extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Bank generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had twenty-one and eighteen loans classified as TDRs at June 30, 2019 and September 30, 2018, respectively, with an aggregate outstanding balance of $12.5 million and $18.9 million, respectively. At June 30, 2019, these loans were also classified as impaired. Sixteen of the TDR loans continue to perform under the restructured terms through June 30, 2019 and we continued to accrue interest on such loans through such date. As previously disclosed in the Company’s 2018 Annual Report, one

TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as a result the Bank accepted a deed in lieu of foreclosure. During the quarter ended September 30, 2018, the Company established a specific reserve of approximately $1.3 million in its allowance for loan losses as part of its quarterly credit review of the loan.  The loan was performing under the terms of its modification agreement and had a letter of intent in place with an interested national tenant.   During the quarter ended December 31, 2018, the Bank was alerted that the letter of intent fell through with a prospective national tenant.  Subsequently, the loan was charged down by $1.2 million, to the appraised estimated fair market value less additional costs to sell the property, to a value of $5.8 million and transferred to other real estate owned (“OREO”).  The Bank has engaged a national real estate broker to list and market the property.

The Company had $2.4 million of provision for loan losses during the nine months ended June 30, 2019, compared to $829,000 for the nine months ended June 30, 2018.  Provision expense was higher during the nine months ended June 30, 2019 due primarily to the TDR commercial real estate loan write-down of approximately $1.2 million noted above and continued growth in the commercial loan portfolio. At the same time the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of ten banks with similar asset size within the same general geographic area of the Bank. This new factor amounted for an additional $390,000 added to the provision for the nine month period.

Primarily, as a result of the one TDR being transferred to OREO, TDR loans at June 30, 2019 decreased by $6.5 million compared to September 30, 2018 and total non-performing assets at June 30, 2019 increased by $5.2 million compared to September 30, 2018.

Loans that have been classified as TDRs have modified payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and could result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in cases which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $51,000 and $1.4 million of residential real estate properties in the process of foreclosure at June 30, 2019 and September 30, 2018, respectively. The following table presents total TDRs as of June 30, 2019 and September 30, 2018.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
June 30, 2019:
Residential mortgage	14	$2,504	4	$596
Commercial:
Commercial real estate	3	9,748	-	-
Consumer:
Second mortgages	4	214	1	46
Total	21	$12,466	$5	$642
September 30, 2018:
Residential mortgage	10	$1,816	3	$289
Construction and Development:
Land	1	76	-	-
Commercial:
Commercial real estate	4	16,889	-	-
Consumer:
Second mortgages	3	148	-	-
Total	18	$18,929	3	$289

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms.

	June 30, 2019		September 30, 2018
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$1,908	$596	$1,527	$289
Construction and Development:
Land	-	-	76	-
Commercial:
Commercial real estate	9,748	-	16,889	-
Consumer:
Second mortgages	168	46	148	-
Total	$11,824	$642	$18,640	$289

The following table shows the new TDRs for the three and nine months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,
	2019			2018
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	-	$-	$-	1	$47	$47
Total troubled debt restructurings	-	$-	$-	1	$47	$47

	For the Nine Months Ended June 30,
	2019			2018
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	4	$732	$704	2	$250	$250
Commercial:
Commercial real estate	-	$-	$-	2	$16,417	$16,379
Consumer:
Second mortgages	1	$80	$76	-	$-	$-
Total troubled debt restructurings	5	$812	$780	4	$16,667	$16,629

Note 8 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. This authority extends through March 31, 2020 and may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. During the three and nine months ended June 30, 2019, the Company purchased 16,699 shares and 16,863 shares of its common stock in the open market under the repurchase plan at an average cost of $19.94 per share and $19.95 per share, respectively.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

In July 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Malvern Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2017 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of June 30, 2019, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2019 and September 30, 2018:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$139,668	11.51%	$48,552	4.00%	$60,690	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	139,668	13.94%	48,076	4.50%	65,109	6.50%
Tier 1 Capital (to risk weighted assets)	139,668	13.94%	60,101	6.00%	80,134	8.00%
Total Risk Based Capital (to risk weighted assets)	174,424	17.41%	80,134	8.00%	100,168	10.00%
As of September 30, 2018
Tier 1 Leverage (Core) Capital (to adjusted assets)	$110,239	10.63%	$41,491	4.00%	$51,864	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	110,239	12.62%	39,322	4.50%	56,799	6.50%
Tier 1 Capital (to risk weighted assets)	110,239	12.62%	52,430	6.00%	69,906	8.00%
Total Risk Based Capital (to risk weighted assets)	143,787	16.45%	69,906	8.00%	87,383	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2019 and September 30, 2018:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$149,934	12.36%	$48,514	4.00%	$60,643	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	149,934	14.98%	45,030	4.50%	65,043	6.50%
Tier 1 Capital (to risk weighted assets)	149,934	14.98%	60,040	6.00%	80,054	8.00%
Total Risk Based Capital (to risk weighted assets)	160,111	16.00%	80,054	8.00%	100,067	10.00%
As of September 30, 2018
Tier 1 Leverage (Core) Capital (to adjusted assets)	$131,746	12.71%	$41,450	4.00%	$51,812	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	131,746	15.09%	39,293	4.50%	56,756	6.50%
Tier 1 Capital (to risk weighted assets)	131,746	15.09%	52,390	6.00%	69,853	8.00%
Total Risk Based Capital (to risk weighted assets)	140,833	16.13%	69,853	8.00%	87,317	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At June 30, 2019, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $77,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of June 30, 2019 and September 30, 2018:

`	June 30, 2019
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$202	Other assets	$30,000	$724	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$25,350	$3,309	Other assets	$25,350	$3,311	Other liabilities

	September 30, 2018
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$65,000	$1,245	Other assets	$-	$-

Offsetting of Derivative Assets	(In thousands)
as of June 30, 2019
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$3,511	$-	$3,511	$265	$-	$3,246

Offsetting of Derivative Liabilities	(In thousands)
as of June 30, 2019
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$4,035	$-	$4,035	$739	$-	$3,296

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2018
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$1,245	$-	$1,245	$1,245	$-	$-

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2018
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$-	$-	$-	$-	$-	$-

The tables below present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and nine months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(578)	$86
Total derivatives	(578)	86

	Nine Months Ended June 30, 2019
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(1,514)	$253
Total derivatives	(1,514)	253

	Three Months Ended June 30, 2018
	Amount of Gain Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$313	$59
Total derivatives	313	59

	Nine Months Ended June 30, 2018
	Amount of Gain Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$809	$59
Total derivatives	809	59

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019
	Consolidated Statements of Operations	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ -
Total		$ -

Nine Months Ended June 30, 2019
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (2)
Total		$ (2)

Three Months Ended June 30, 2018
	Consolidated Statements of Operations	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement		$ -
Total		$ -

Nine Months Ended June 30, 2018
	Consolidated Statements of Operations	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement		$ -
Total		$ -

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At June 30, 2019 and September 30, 2018, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at June 30, 2019 and September 30, 2018. At June 30, 2019 and September 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.8 million and zero, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at June 30, 2019 or September 30, 2018.

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$7,001	$-	$7,001	$-
State and municipal obligations	5,991	-	5,991	-
Single issuer trust preferred security	901	-	901	-
Corporate debt securities	9,409	-	9,409	-
Mutual funds	250	-	-	250
Total investment securities available for sale	$23,552	$-	$23,302	$250
Derivative instruments	$3,511	$-	$3,511	$-
Liabilities:
Derivative instruments	$4,035	$-	$4,035	$-

	September 30, 2018
	Total	Level 1	Level 2	Level 3
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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2019 and September 30, 2018:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$367	$367	$-	$-
Other real estate owned	5,796	-	-	5,796
Impaired loans(1)	9,349	-	-	9,349
Total	$15,512	$367	$-	$15,145

	June 30, 2019
	Fair Value at June 30, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,349	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$15,145

(1)	Consisted of eight loans with an aggregate balance of $9.6 million and with $249,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans(1)	$15,611	$-	$-	$15,611
Total	$15,611	$-	$-	$15,611

	September 30, 2018
	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Impaired loans(1)	$15,611	Appraisal of Collateral(2)	Collateral discount(3)	8%-12%/(7.9%)
Total	$15,611

(1)	Consisted of eight loans with an aggregate balance of $16.5 million and with $1.6 million in specific loan loss allowance.

(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At June 30, 2019 and September 30, 2018, the Company did not have any additions to our mortgage servicing assets.  At June 30, 2019 and September 30, 2018, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and September 30, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2019 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Loans Held-For-Sale – The fair values of mortgage loans originated and intended for sale in the secondary market are based on current quoted market prices. The loan held for sale at June 30, 2019 was sold to one purchaser, it was not sold in the secondary market for residential mortgage loans.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2019 and September 30, 2018 are presented below:

	June 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$150,036	$150,036	$150,036	$-	$-
Investment securities available-for-sale	23,552	23,552	-	23,302	250
Investment securities held-to-maturity	23,323	23,309	-	23,309	-
Loans held for sale (included in Other Assets)	367	367	367	-	-
Loans receivable, net (including impaired loans)	1,009,959	1,017,026	-	-	1,017,026
Accrued interest receivable	4,237	4,237	-	4,237	-
Restricted stock	10,404	10,404	-	10,404	-
Mortgage servicing rights (included in Other Assets)	192	196	-	196	-
Derivatives (included in Other Assets)	3,511	3,511	-	3,511
Financial liabilities:
Savings accounts	43,334	43,334	-	43,334	-
Checking and NOW accounts	337,135	337,135	-	337,135	-
Money market accounts	288,561	288,561	-	288,561	-
Certificates of deposit	288,169	290,385	-	290,385	-
Borrowings (excluding sub debt)	133,000	133,476	-	133,476	-
Subordinated debt	24,579	24,579	-	24,579	-
Derivatives (included in Other Liabilities)	4,035	4,035	-	4,035	-
Accrued interest payable	1,443	1,443	-	1,443	-

	September 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,834	$30,834	$30,834	$-	$-
Investment securities available-for-sale	24,298	24,298	9,986	14,062	250
Investment securities held-to-maturity	30,092	28,968	-	28,968	-
Loans receivable, net (including impaired loans)	902,136	893,520	-	-	893,520
Accrued interest receivable	3,800	3,800	-	3,800	-
Restricted stock	8,537	8,537	-	8,537	-
Mortgage servicing rights (included in Other Assets)	223	268	-	268	-
Derivatives (included in Other Assets)	1,245	1,245	-	1,245
Financial liabilities:
Savings accounts	44,642	44,642	-	44,642	-
Checking and NOW accounts	225,750	225,750	-	225,750	-
Money market accounts	270,834	270,834	-	270,834	-
Certificates of deposit	232,937	234,398	-	234,398	-
Borrowings (excluding sub debt)	120,500	120,420	-	120,420	-
Subordinated debt	24,461	24,461	-	24,461	-
Accrued interest payable	784	784	-	784	-

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30, 2019	September 30, 2018
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(231)	$(506)
Tax effect	48	106
Net of tax amount	(183)	(400)
Fair value adjustments on derivatives	(522)	1,245
Tax effect	110	(261)
Net of tax amount	(412)	984
Total accumulated other comprehensive (loss) income	$(595)	$584

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$177	$34	$298	$(185)

Reclassification adjustment for net gains arising during the period	(27)	-	(27)	-

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	1	4	7
Fair value adjustments on derivatives	(664)	253	(1,767)	748
Other comprehensive (loss) income before taxes	(513)	288	(1,492)	570
Tax effect	108	(56)	313	(139)
Total comprehensive (loss) income	$(405)	$232	$(1,179)	$431

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of June 30, 2019, there were 347,862 remaining shares available for future grants.

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

 The Company did not grant any stock options during the three months ended June 30, 2019. During the nine months ended June 30, 2019, stock options covering a total of 7,000 shares of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was approximately $7,000 and $18,000 for the three and nine months ended June 30, 2019, respectively. The Company did not grant any stock options during the three months ended June 30, 2018. During the nine months ended June 30, 2018, stock options covering a total of 4,664 shares of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was $2,000 and $11,000 for the three and nine months ended June 30, 2018, respectively.

During the three and nine months ended June 30, 2019 a total of 3,391 and 12,674 restricted shares were awarded, respectively. The compensation expense related to restricted stock awards was approximately $102,000 and $154,000 during the three and nine months ended June 30, 2019, respectively. The Company did not award any restricted shares during the three months ended June 30, 2018. During the nine months ended June 30, 2018, a total of 4,768 restricted shares were awarded. The compensation expense related to restricted stock awards for three and nine months ended June 30, 2018 was $14,000 and $43,000.

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

Stock Options

The assumptions used in determining the fair value of stock option grants for the nine months ended June 30, 2019 are as follows:

Weighted Average Fair Value of Awards	$5.72
Risk Free Rate	2.50%
Dividend Yield	-%
Volatility	20.39%
Expected Life	6.5 years

The following is a summary of stock option activity for the nine months ended June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	15,996	$22.34		$41,490
Granted	7,000	$20.90		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	4,166	$21.24		$4,120
Outstanding, end of year	18,830	$22.05	8.483	$23,690
Exercisable, end of year	4,370	$21.02	7.673	$9,208
Nonvested, at end of year	14,460	$22.36

As of June 30, 2019, there was approximately $87,000 of total unrecognized compensation cost related to nonvested options under the Plan.  The cost is expected to be recognized over a weighted average period of 3.69 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended June 30, 2019:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	14,340	$22.95
Granted	12,674	$20.40
Vested	6,749	$21.41
Forfeited/cancelled/expired	1,772	$22.87
Outstanding, end of year	18,493	$21.78

As of June 30, 2019, there was approximately $359,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.73 years.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2019 and September 30, 2018. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations (including the Dodd-Frank Wall Street Reform and Consumer Protection Act) and of governmental efforts to restructure the U.S. financial regulatory system; technological changes; changes in the level of the Company’s nonperforming assets and charge offs; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; unanticipated regulatory or judicial proceedings; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2018 (the “2018 Annual Report”) and available at the SEC’s Internet site (http://www.sec.gov).

The Company undertakes no obligation to revise or publicly release any revision or update to these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Malvern Bancorp, Inc., a Pennsylvania corporation and its subsidiaries, and the term the “Bank” refers to Malvern Bank, National Association, a national bank and wholly owned subsidiary of the Company.  In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis, including the efficiency ratio. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 21% and 24.5% federal income tax rate for the nine months ended June 30, 2019 and 2018, respectively. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be represented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Earnings-Net Interest Income and Margin.”

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the statements of operations. Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2018 Annual Report.

Loans Held-For-Sale. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated statement of financial condition.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in other income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated statement of financial condition.  As of June 30, 2019, there was one commercial real estate loan with a balance of $367,000 classified as held for sale. There were no loans classified as held for sale as of September 30, 2018.

Treasury stock. The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

There have been no other significant changes to the Company’s Critical Accounting Policies as described in its 2018 Annual Report.

Earnings

Net income available to common shareholders for the three months ended June 30, 2019 amounted to $2.7 million, or $0.35 per fully diluted common share, an increase of $413,000, or 18.4 percent, as compared with net income of $2.2 million, or $0.35 per common share, for the three months ended June 30, 2018. The annualized return on average assets was 0.88 percent for the three months ended June 30, 2019, compared to annualized return on average assets of 0.85 percent for three months ended June 30, 2018. The annualized return on average shareholders’ equity was 7.66 percent for the three month period ended June 30, 2019, compared to 8.40 percent in annualized return on average shareholders’ equity for the three months ended June 30, 2018.

Net income available to common shareholders for the nine months ended June 30, 2019 amounted to $6.6 million, or $0.87 per fully diluted common share, an increase of $2.0 million, or 42.2 percent, as compared with net income of $4.7 million, or $0.72 per common share, for the nine months ended June 30, 2018. The annualized return on average assets was 0.78 percent for the nine months ended June 30, 2019, compared to annualized return on average assets of 0.59 percent for the nine months ended June 30, 2018. The annualized return on average shareholders’ equity was 6.48 percent for the nine months ended June 30, 2019, compared to 5.92 percent for the nine months ended June 30, 2018.

Net Interest Income and Margin on a Fully Tax-Equivalent Basis, Non-GAAP Financial Measure

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a fully tax-equivalent basis, a non-GAAP financial measure, by adjusting tax-exempt income (primarily interest earned on obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues. The Company believes this to be the preferred measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

The following table shows the Company’s calculation of net interest income on a fully tax-equivalent basis, non-GAAP financial measure.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net interest income	$7,461	$6,976	$21,657	$19,926
Tax-equivalent adjustment, investment income (1)	10	12	35	41
Tax-equivalent adjustment, loan interest (1)	-	33	-	44
Net interest income on a fully tax-equivalent basis (non-GAAP)	7,471	7,021	21,692	20,011

(1)	Computed using a federal income tax rate of 21.0 for the three and nine months ended June 30, 2019 and 24.5 percent for the three and nine months ended June 30, 2018.

The following table presents the components of net interest income on a fully tax-equivalent basis, a non-GAAP measure, for the periods indicated, together with a reconciliation of net interest income as reported under GAAP.

Net Interest Income (tax-equivalent basis), Non-GAAP

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2019	2018	Increase (Decrease)	Percent Change	2019	2018	Increase (Decrease)	Percent Change
	(In thousands)
Interest income:
Loans, including fees	$11,415	$9,413	$2,002	21.27%	$32,171	$26,865	$5,306	19.75%
Investment securities	318	373	(55)	(14.75)	962	1,064	(102)	(9.59)
Interest-bearing cash accounts	574	327	247	75.54	1,421	1,236	185	14.97
Dividends, restricted stock	159	130	29	22.31	450	333	117	35.14
Total interest income	12,466	10,243	2,223	21.70	35,004	29,498	5,506	18.67
Interest expense:
Deposits	3,926	2,304	1,622	70.40	10,265	6,641	3,624	54.57
Short-term borrowings	-	13	(13)	(100.00)	7	54	(47)	(87.04)
Long-term borrowings	686	539	147	27.27	1,891	1,648	243	14.75
Subordinated debt	383	366	17	4.64	1,149	1,144	5	0.44
Total interest expense	4,995	3,222	1,773	55.03	13,312	9,487	3,825	40.32
Net interest income on a fully tax-equivalent basis (non-GAAP)	7,471	7,021	450	6.41	21,692	20,011	1,681	8.40
Tax-equivalent adjustment(1)	(10)	(45)	35	77.78	(35)	(85)	50	58.82
Net interest income, as reported under GAAP	$7,461	$6,976	$485	6.95%	$21,657	$19,926	$1,731	8.69%

(1)	Computed using a federal income tax rate of 21.0 percent for the three and nine months ended June 30, 2019 and 24.5 percent for the three and nine months ended June 30, 2018.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $450,000 or 6.4 percent to $7.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets and is presented herein on an annualized basis) on a fully tax-equivalent basis, a non-GAAP measure, decreased 21 basis points to 2.54 percent from 2.75 percent during the three months ended June 30, 2018. For the three months ended June 30, 2019, an increase of 50 basis points in the annualized average cost of interest-bearing liabilities together with an increase in the annualized average yield on interest-earning assets of 23 basis points, resulted in a decrease in the Company’s net interest spread of 27 basis points for the period.

Net interest income on a fully tax-equivalent basis, a non-GAAP measure, increased $1.7 million, or 8.4 percent, to $21.7 million for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. For the nine months ended June 30, 2019, the net interest margin on a fully tax-equivalent basis increased 2 basis points to 2.62 percent from 2.60 percent during the nine months ended June 30, 2018. For the nine months ended June 30, 2019, an increase in the average cost of interest-bearing liabilities of 46 basis points together with an increase in the average yield on interest-earning assets of 39 basis points and, resulted in a decrease in the Company’s net interest spread of 7 basis points for the period.

Total Interest Income (tax-equivalent basis), Non-GAAP

For the three months ended June 30, 2019, total interest income on a tax-equivalent basis, a non-GAAP measure, increased by $2.2 million or 21.7 percent, to $12.5 million, compared to the three months ended June 30, 2018. This increase in total interest income was due primarily to an increase in the average volume of interest-earning assets. The average balance of the loan portfolio increased by $145.7 million, to $1.0 billion, from an average of $864.3 million in the three months ended June 30, 2018, primarily reflecting a net increase in commercial loans and to a lesser extent, a net increase in residential loans. Average loans represented approximately 85.9 percent of average interest-earning assets during the three months ended June 30, 2019 compared to 84.6 percent in the three months ended June 30, 2018. Average investment securities volume decreased during the three months ended June 30, 2019 by $26.5 million, to $49.4 million, compared to the three months ended June 30, 2018.

For the nine months ended June 30, 2019, total interest income on a tax-equivalent basis, a non-GAAP measure, increased by $5.5 million, or 18.7 percent, to $35.0 million, compared to the nine months ended June 30, 2018. This increase in interest income was due primarily to a volume increase in loans. The average balance of the loan portfolio increased by $121.3 million, to $959.5 million during the first nine months of fiscal 2019, from an average of $838.2 million in the nine months ended June 30, 2018, primarily reflecting net increases in residential loans and commercial loans. Average loans represented approximately 86.8 percent of average interest-earning assets during the nine months ended June 30, 2019 compared to 81.6 percent in the nine months ended June 30, 2018. The average balance of investment securities decreased during the nine months ended June 30, 2019 by $20.7 million, to $50.4 million, compared to the nine months ended June 30, 2018.

Interest Expense

For the three months ended June 30, 2019, interest expense increased $1.8 million, or 55.0 percent, to $5.0 million, compared to the same three month period in fiscal 2018. The annualized average rate of total interest-bearing liabilities increased 50 basis points to 1.95 percent for the three months ended June 30, 2019, from 1.45 percent for the three months ended June 30, 2018. At the same time, the average balance of total interest-bearing liabilities increased by $131.3 million. This increase primarily reflects an increase in the average balance of total interest-bearing deposit accounts of $136.5 million and a decrease in the average balance of borrowings of $5.1 million.  For the three months ended June 30, 2019, the Company’s annualized net interest spread on a tax-equivalent basis, a non-GAAP measure,  decreased to 2.29 percent, from 2.56 percent for the three months ended June 30, 2018.

For the nine months ended June 30, 2019, interest expense increased $3.8 million, or 40.3 percent, to $13.3 million, compared to the same nine month period in fiscal 2018. The average rate of total interest-bearing liabilities increased 46 basis points to 1.86 percent for the nine months ended June 30, 2019, from 1.40 percent for the nine months ended June 30, 2018. At the same time, the average balance of total interest-bearing liabilities increased by $52.1 million. This increase primarily reflects an increase in the average balance of interest-bearing deposits of $62.7 million and a decrease in the average balance of borrowings of $10.6 million. For the nine months ended June 30, 2019, the Company’s net interest spread on a tax-equivalent basis decreased to 2.36 percent, from 2.43 percent for the nine months ended June 30, 2018.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019 and 2018			2019 and 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$1,588	$414	$2,002	$3,885	$1,421	$5,306
Investment securities	(130)	75	(55)	(310)	208	(102)
Interest-bearing cash accounts	153	94	247	(272)	457	185
Dividends, restricted stock	12	17	29	72	45	117
Total interest-earning assets	$1,623	$600	$2,223	$3,375	$2,131	$5,506
Interest Bearing Liabilities:
Money Market deposits	$96	$343	$439	$(39)	$1,003	$964
Savings deposits	-	5	5	-	9	9
Certificates of deposits	212	368	580	2	978	980
Other interest-bearing deposits	115	483	598	360	1,311	1,671
Total interest-bearing deposits	423	1,199	1,622	323	3,301	3,624
Borrowings	(33)	184	151	(205)	406	201
Total interest-bearing liabilities	$390	$1,383	$1,773	$118	$3,707	$3,825
Change in net interest income	$1,233	$(783)	$450	$3,257	$(1,576)	$1,681

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

	Three Months Ended June 30,
	2019			2018
Tax-Equivalent Basis ("TE")	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(In thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,010,033	$11,415	4.52%	$864,348	$9,413	4.36%
Investment securities	49,408	318	2.57%	75,932	373	1.96%
Interest-bearing cash accounts	107,761	574	2.13%	73,404	327	1.78%
Dividends, restricted stock	9,099	159	6.99%	8,312	130	6.26%
Total interest-earning assets(1)	1,176,301	12,466	4.24%	1,021,996	10,243	4.01%
Non interest-earning assets:
Cash and due from banks	1,452			1,600
Bank-owned life insurance	19,718			19,228
Other assets	20,598			18,186
Other real estate owned	5,796			-
Allowance for loan losses	(10,061)			(8,589)
Total non interest-earning assets	37,503			30,425
Total assets	$1,213,804			$1,052,421
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$300,204	1,338	1.78%	$271,297	899	1.33%
Savings deposits	43,613	13	0.12%	44,650	8	0.07%
Certificates of deposits	283,758	1,602	2.26%	235,004	1,022	1.74%
Other interest-bearing deposits	255,250	973	1.52%	195,390	375	0.77%
Total interest-bearing deposits	$882,825	3,926	1.78%	746,341	2,304	1.24%
Borrowings	139,926	1,069	3.06%	145,075	918	2.53%
Total interest-bearing liabilities	1,022,751	4,995	1.95%	891,416	3,222	1.45%
Non-interest-bearing liabilities:
Demand deposits	42,151			45,124
Other liabilities	10,192			9,072
Total non-interest liabilities	52,343			54,196
Shareholders' equity	138,710			106,809
Total liabilities and shareholders' equity	$1,213,804			$1,052,421
Net interest income (tax equivalent basis), non-GAAP		$7,471			$7,021
Net interest spread (tax equivalent)			2.29%			2.56%
Net interest margin(2) (tax equivalent)			2.54%			2.75%
Tax equivalent effect			0.00%			0.02%
Net interest margin on a GAAP basis			2.54%			2.73%
Tax equivalent adjustment		(10)			(45)
Net interest income (GAAP)		$7,461			$6,976

(1)Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)Computed using a federal income tax rate of 21.0 percent and 24.5 percent, respectively, for the three months ended June 30, 2019 and June 30, 2018.

	Nine Months Ended June 30,
	2019			2018
Tax-Equivalent Basis ("TE")	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(In thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$959,547	$32,171	4.47%	$838,241	$26,865	4.27%
Investment securities	50,373	962	2.55%	71,047	1,064	2.00%
Interest-bearing cash accounts	86,564	1,421	2.19%	111,061	1,236	1.48%
Dividends, restricted stock	8,567	450	7.00%	7,051	333	6.30%
Total interest-earning assets(1)	1,105,051	35,004	4.22%	1,027,400	29,498	3.83%

Non interest-earning assets:
Cash and due from banks	1,446			1,509
Bank-owned life insurance	19,595			19,112
Other assets	19,319			18,694
Other real estate owned	4,076			-
Allowance for loan losses	(9,366)			(8,478)
Total non interest-earning assets	35,070			30,837
Total assets	$1,140,121			$1,058,237

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$275,161	3,523	1.71%	$279,475	2,559	1.22%
Savings deposits	44,026	36	0.11%	43,946	27	0.08%
Certificates of deposits	255,532	4,081	2.13%	255,338	3,101	1.62%
Other interest-bearing deposits	243,761	2,625	1.44%	177,038	954	0.72%
Total interest-bearing deposits	$818,480	10,265	1.67%	755,797	6,641	1.17%
Borrowings	136,003	3,047	2.99%	146,568	2,846	2.59%
Total interest-bearing liabilities	954,483	13,312	1.86%	902,365	9,487	1.40%

Non-interest-bearing liabilities:
Demand deposits	41,200			42,649
Other liabilities	7,882			8,150
Total non-interest liabilities	49,082			50,799
Shareholders' equity	136,556			105,073
Total liabilities and shareholders' equity	$1,140,121			$1,058,237

Net interest income (tax equivalent basis), non-GAAP		$21,692			$20,011
Net interest spread (tax equivalent)			2.36%			2.43%
Net interest margin(2) (tax equivalent)			2.62%			2.60%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a GAAP basis			2.61%			2.59%
Tax equivalent adjustment		(35)			(85)
Net interest income (GAAP)		$21,657			$19,926

(1)Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.
(2)Computed using a federal income tax rate of 21.0 percent and 24.5 percent, respectively, for the nine months ended June 30, 2019 and June 30, 2018.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
			Increase	Percent			Increase	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(In thousands)
Service charges and other fees	$252	$530	$(278)	(52.45)%	$1,430	$1,038	$392	37.76%
Rental income	53	63	(10)	(15.87)	184	196	(12)	(6.12)
Net gains on sales of investments	27	-	27	100.00	27	-	27	100.00
Net gains on sale of real estate	-	-	-	-	-	1,186	(1,186)	(100.00)
Net gains on sale of loans	-	3	(3)	(100.00)	37	96	(59)	(61.46)
Earnings on bank-owned life insurance	122	119	3	2.52	363	359	4	1.11
Total other income	$454	$715	$(261)	(36.50)%	$2,041	$2,875	$(834)	(29.01)%

         For the three months ended June 30, 2019, other income amounted to $454,000, compared to total other income of $715,000 for the same period in fiscal 2018. The decrease in total other income was due to a $278,000 decrease in service charges and other fees, a $10,000 decrease in rental income, and a $3,000 decrease in net gains on sale of loans, partially offset by a $27,000 gain on sale of investments and a $3,000 increase in earnings on bank-owned life insurance. The decrease in service charges and other fees during the three months ended June 30, 2019 is primarily due to lower net swap fees through the Bank’s commercial loan hedging program.

          For the nine months ended June 30, 2019, total other income amounted to $2.0 million, compared to total other income of $2.9 million for the nine months ended June 30, 2018. The decrease of $834,000 for the nine months ended June 30, 2019 was primarily due to a $1.2 million gain recorded in 2018 on the sale of the Exton, Pennsylvania branch location. Additionally, there was a $59,000 decrease in net gains on sale of loans and a $12,000 decrease in rental income, partially offset by an increase of $392,000 in service charges, a $27,000 gain on sale of investments and a $4,000 increase in earnings on bank-owned life insurance. The non-proportional increase in service charges and other fees during the nine months ended June 30, 2019 is primarily due to the recognition of approximately $708,000 of net swap fees through the Bank’s commercial loan hedging program during the first fiscal quarter of 2019.  The primary benefit of the loan hedging program is to manage the interest rate risk on long term fixed rate loans while allowing the Bank to compete in the market and offer competitive financing to our clients.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Nine Months Ended June 30,
			Increase	Percent			Increase	Percent
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
	(In thousands)
Salaries and employee benefits	$2,223	$2,024	$199	9.83%	$6,444	$6,015	$429	7.13%
Occupancy expense	560	577	(17)	(2.95)	1,676	1,725	(49)	(2.84)
Federal deposit insurance premium	78	76	2	2.63	220	227	(7)	(3.08)
Advertising	30	30	-	-	90	122	(32)	(26.23)
Data processing	259	274	(15)	(5.47)	764	819	(55)	(6.72)
Professional fees	405	1,088	(683)	(62.78)	1,359	2,326	(967)	(41.57)
Other real estate owned expense, net	30	-	30	100.00	79	-	79	100.00
Other operating expenses	912	721	191	26.49	2,402	2,132	270	12.66
Total other expense	$4,497	$4,790	$(293)	(6.12)%	$13,034	$13,366	$(332)	(2.48)%

For the three months ended June 30, 2019, total other expense decreased $293,000, or 6.1 percent, from the comparable three months ended June 30, 2018. The decrease was primarily due to $683,000 decrease in professional fees, a $17,000 decrease in occupancy expense, a $15,000 decrease in data processing expense, partially offset by a $199,000 increase in salaries and employee benefits, a $191,000 increase in other operating expense, a $30,000 increase in net other real estate owned expense, and a $2,000 increase in federal deposit insurance premium. The increase in salaries and employee benefits during the three-month period ended June 30, 2019 reflects normal increases to salary and benefits and three strategic hires to support overall franchise growth consistent with the business plan.  The increase in other operating expenses during the three-month period ended June 30, 2019 was primarily due to Pennsylvania shares tax related to the Bank’s new standing as a National Bank. The decrease in professional fees during the three month period ended June 30, 2019 was primarily due to lower legal expense of $645,000. Professional fees for the quarter ended June 30, 2018 consisted of additional legal and accounting fees arising out of matters pertaining to prior period restatements.

For the nine months ended June 30, 2019, salaries and employee benefits expense increased $429,000, or 7.1 percent, compared to the nine months ended June 30, 2018. The increase in salaries and employee benefits primarily reflects normal increases to salary and benefits and three strategic hires to support overall franchise growth consistent with the business plan. Other operating expenses for the nine months ended June 30, 2019 increased $270,000, or 12.7 percent, compared to the nine months ended June 30, 2018 primarily due to Pennsylvania shares tax charges related to the Bank’s new standing as a National Bank. Professional fee expense for the nine months ended June 30, 2019 decreased $967,000, or 41.6 percent, compared to the nine months ended June 30, 2018 primarily due to lower legal expense of $905,000. Professional fees for the nine months ended June 30, 2018 consisted of additional legal and accounting fees arising out of matters pertaining to prior period restatements.

Efficiency Ratio

The Company’s efficiency ratio, calculated on a GAAP basis below is defined as other expense, as a percentage of net interest income plus other income, follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Efficiency ratio on a GAAP Basis	56.8%	62.3%	55.0%	58.6%

The “efficiency ratio” below is defined as other expense, excluding certain non-core items, as a percentage of net interest income on a tax equivalent basis, a non-GAAP financial measure, including non-core items, plus other income, excluding the net gain recorded in 2018 on the sale of the Exton, Pennsylvania branch location, calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Other expense as reported under GAAP	$4,497	$4,790	$13,034	$13,366
Less: Non-core items(1)	-	688	139	688
Other expense, excluding non-core items, non-GAAP	4,497	4,102	12,895	12,678
Net interest income (tax equivalent basis), non-GAAP	7,471	7,021	21,692	20,011
Non-core items(2)	-	25	139	140
Net interest income (tax equivalent basis), excluding non-core items, non-GAAP	7,471	7,046	21,831	20,151
Other income, excluding net investment securities gains and gains on sale of real estate	427	715	2,014	1,689
Total	$7,898	$7,761	$23,845	$21,840
Efficiency ratio, non-GAAP	56.9%	52.9%	54.1%	58.0%

(1)

Non-core items for the nine months ended June 30, 2019 consisted of expenses arising out of the dismissal of the Company’s Certifying Accountant, as previously announced in the Company’s Form 8-K filed on July 9, 2018, which required issuance of consent on previously audited consolidated financial statements. Non-core items for the three and nine months ended June 30, 2018 consisted of additional legal and accounting fees arising out of matters pertaining to prior period restatements. The Company believes these adjustments are necessary to provide the most accurate measure of core operating results as a means to evaluated comparative results.

(2)	Included in non-core items such as accelerated payoff and non-accrual interest amounts.

Income Taxes

           The Company recorded a provision for income taxes of $706,000 and $1.7 million for the three and nine months ended June 30, 2019, reflecting an effective tax rate of 21.0% and 19.9%, respectively. The Company recorded a provision for income taxes of $69,000 and $3.9 million for the three and nine months ended June 30, 2018, respectively, reflecting an effective tax rate of 3.0% and 45.8%, respectively. In the first quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

Investment Portfolio

For the three months ended June 30, 2019, the average volume of investment securities decreased by $26.5 million to approximately $49.4 million or 4.2 percent of average earning assets, from $75.9 million on average, or 7.4 percent of average earning assets, for the comparable period in fiscal 2018. During the nine months ended June 30, 2019, the average volume of investment securities decreased by $20.7 million to approximately $50.4 million or 4.6 percent of average earning assets, from $71.0 million on average, or 6.9 percent of average earning assets, for the comparable period in fiscal 2018. At June 30, 2019, the total investment portfolio amounted to $46.9 million, a decrease of $7.5 million, or 13.8 percent, from September 30, 2018. The decrease in the investment portfolio was primarily due to three state and municipal obligations being called. At June 30, 2019, the principal components of the investment portfolio were government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and equity securities.

During the three month period ended June 30, 2019, the volume-related factors decreased investment revenue by approximately $130,000, while rate-related factors increased investment revenue by approximately $75,000, from the same period in fiscal 2018. The tax-equivalent yield, a non-GAAP measure, on investments increased by 61 basis points to 2.57 percent for the three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018 at 1.96 percent. The yield on the portfolio increased in fiscal 2019 compared to fiscal 2018 due primarily to rate related factors.

During the nine months ended June 30, 2019, the volume-related factors decreased investment revenue by approximately $310,000, while rate-related factors increased investment revenue by approximately $208,000, from the same period in fiscal 2018. The tax-equivalent yield, a non-GAAP measure, on investments increased by 55 basis points to 2.55 percent for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 at 2.00 percent. The increase in the yield on the portfolio in the nine months ended June 30, 2019 compared to the same period in fiscal 2018 is due primarily to rate-related factors.

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

At June 30, 2019, total gross loans amounted to $1.0 billion, an increase of $109.0 million, or 12.0 percent, as compared to September 30, 2018. For the nine month period ended June 30, 2019, there was an increase of $84.6 million in commercial loans, an $18.9 million increase in residential mortgage loans, a $4.6 million increase in construction and development loans and an $885,000 increase in consumer loans. Total gross loans recorded in the quarter ended June 30, 2019 included new loan volume of $60.2 million, which was offset by loan payoffs of $24.0 million, prepayments totaling $13.7 million, amortization of $7.1 million, and participations of $2.5 million.

At June 30, 2019, the Company had $140.3 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. The Company's current "Approved, Accepted but Unfunded" pipeline, includes approximately $81.7 million in commercial and construction loans and $21.4 million in residential mortgage loans expected to fund over the the following quarter.

The average balance of our total loans increased $145.7 million or 16.9 percent for the three months ended June 30, 2019 as compared to the same period in fiscal 2018, while the average yield on loans increased 16 basis points for the three months ended June 30, 2019 compared with the same period in fiscal 2018. The increase in average total loan volume was due primarily to the volume of new loan originations. During the third quarter of fiscal 2019 compared to the same period fiscal 2018, the volume-related factors during the period contributed to an increase of interest income on loans of $1.6 million, while the rate-related factors increased interest income on loans by $414,000.

Total average loan volume increased $121.3 million or 14.5 percent for the nine months ended June 30, 2019, while the portfolio yield increased by 20 basis points compared to the same period in fiscal 2018. The volume-related factors during the period contributed increased revenue of $3.9 million, while the average rate- related factors increased revenue by $1.4 million. The increase in average total loan volume was due primarily to the volume of new loan originations.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (the “allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance is maintained at an amount considered adequate by management to provide for probable credit losses inherent in the loan portfolio based upon a periodic evaluation of the portfolio’s risk characteristics. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the economic volatility impacting national, regional and local markets, the Company’s analysis of its allowance takes into consideration the potential impact that current trends may have on the Company’s borrower base.

Although management uses the best information available, the level of the allowance remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance. Such agencies may require the Company to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the Commonwealth of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting Pennsylvania real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At June 30, 2019, the allowance amounted to approximately $10.1 million, or 0.99 percent of total loans. At September 30, 2018, the allowance amounted to approximately $9.0 million, or 1.00 percent of total loans. The Company recorded $56,000 in provision for loan losses during the quarter ended June 30, 2019 compared to $589,000 for the quarter ended June 30, 2018. For the nine months ended June 30, 2019 we recorded $2.4 million in provision for loan losses compared to $829,000 for the nine months ended June 30, 2018. Provision expense was higher during the nine months ended June 30, 2019 due primarily to the TDR commercial real estate loan write-down of approximately $1.2 million and continued growth in the commercial loan portfolio. At the same time the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of 10 banks with similar asset size within the same general geographic area of Malvern Bank. This new factor amounted for an additional $390,000 added to the provision for the period.

  The net recoveries and net charge-offs were $34,000 and $1.3 million, respectively, for the three and nine months ended June 30, 2019 compared to $30,000 and $210,000 in net charge-offs for the three and nine months ended June 30, 2018. As previously disclosed in the Company’s consolidated financial statements as of September 30, 2018 included in the Company’s 2018 Annual Report, one commercial real estate loan classified as a TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as  a result the Bank accepted a deed in lieu of foreclosure.  During the quarter ended September 30, 2018, the Company established a specific reserve of approximately $1.3 million in its allowance as part of its quarterly credit review of the loan.  The loan was performing under the terms of its modification agreement and the Bank had a letter of intent in place with an interested national tenant.   During the quarter ended December 31, 2018, the Bank was alerted that the letter of intent fell through.  Subsequently, the loan was charged down by $1.2 million, to the appraised estimated fair market value less additional costs to sell the property, to a value of $5.8 million and transferred to other real estate owned.  The Bank has engaged a national real estate broker to list and market the property.

The level of the allowance for the respective periods of fiscal 2019 and fiscal 2018 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2019 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance are presented in the following table for the periods indicated.

	Nine Months Ended June 30,
	2019	2018
	(In thousands)
Average loans outstanding	$959,547	$838,241
Total gross loans at end of period	$1,019,571	$901,833
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$9,021	$8,405

Charge-offs:
Residential Mortgage	17	6
Commercial:
Commercial real estate	1,376	221
Commercial and industrial	-	45
Consumer:
Second mortgages	1	59
Other	37	2
Total charge-offs	1,431	333
Recoveries:
Residential Mortgage	79	58
Commercial:
Commercial real estate	22	10
Commercial and industrial	4	3
Consumer:
Home equity lines of credit	1	1
Second mortgages	22	46
Other	9	5
Total recoveries	137	123
Net charge-offs	1,294	210
Provision for loan losses	2,379	829
Balance at end of period	$10,106	$9,024
Ratios:
Ratio of allowance for loan losses to non-performing loans	418.12%	268.49%
Ratio of net charge-offs to average loans outstanding (1)	0.18%	0.03%
Ratio of net charge-offs to total allowance for loan losses	12.80%	2.33%
(1)	Annualized

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate allowance at all times.

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

	June 30, 2019	September 30, 2018
	(In thousands)
Non-accruing loans:
Non-accrual loans	2,189	2,687
Accruing loans delinquent more than 90 days past due	228	374
Total non-performing loans	2,417	3,061
Other real estate owned	5,796	-
Total non-performing assets	$8,213	$3,061
TDR loans - performing	11,824	18,640

Non-accrual loans were $2.2 million at June 30, 2019, as compared to $2.7 million at September 30, 2018 and $2.0 million at June 30, 2018.  OREO was $5.8 million at June 30, 2019, and zero at both September 30, 2018 and June 30, 2018.  Total performing troubled debt restructured loans were $11.8 million at June 30, 2019, $18.6 million at September 30, 2018 and $18.7 million at June 30, 2018.  As stated above, one commercial real estate loan classified as a TDR with a value of $5.8 million was transferred to other real estate owned. Primarily as a result of this transfer to other real estate owned, total performing troubled debt restructured loans at June 30, 2019 decreased by $6.8 million compared to September 30, 2018 and total non-performing assets at June 30, 2019 increased by $5.2 million compared to September 30, 2018.

At June 30, 2019, non-performing assets totaled $8.2 million, or 0.65 percent of total assets, as compared with $3.1 million, or 0.30 percent, at September 30, 2018 and $3.4 million, or 0.32 percent, at June 30, 2018.  The increase in non-performing assets at June 30, 2019 compared to September 30, 2018 was primarily due to the transfer to OREO of one commercial real estate loan in the amount of $5.8 million. Excluding the OREO property of $5.8 million, non-performing assets were 0.19 percent of total assets at June 30, 2019.

Overall credit quality in the Bank’s loan portfolio at June 30, 2019 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At June 30, 2019, special mention loans were $15.1 million compared to $1.1 million at September 30, 2018. The increase of approximately $14.0 million in special mention loans was primarily attributable to one commercial real estate loan of $10.7 million being changed from a pass risk rating to a special mention loan during the quarter ended March 31, 2019, and one commercial real estate loan of $2.8 million being changed from a pass risk rating to a special mention loan during the quarter ended June 30, 2019.

Substandard loans were $15.4 million and $23.7 million at June 30, 2019 and September 30, 2018, respectively.  The decrease of approximately $8.3 million from September 30, 2018 to June 30, 2019, was primarily due to the transfer to OREO of one commercial real estate loan during the first quarter of fiscal 2019 and the transfer of one commercial real estate loan to held for sale during the third quarter of fiscal 2019. Our loans which have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

At June 30, 2019, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

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

At June 30, 2019, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.44:1.00 at the cumulative one-year position.

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

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale. At June 30, 2019, the Company had $150.0 million in cash and cash equivalent compared to $30.8 million at September 30, 2018. In addition, our available for sale investment securities amounted to $23.6 million at June 30, 2019 and $24.3 million at September 30, 2018.

Deposits

Total deposits increased to $957.2 million at June 30, 2019 from $774.2 million at September 30, 2018. Deposit growth during the period is a result of business development efforts, expanded market, and the higher visibility of the Bank, which have resulted in increased deposits and a broadened depositor base. Total interest-bearing deposits increased from $732.5 million at September 30, 2018 to $908.6 million at June 30, 2019, an increase of $176.1 million. Interest-bearing demand, savings and time deposits under $100,000 increased $121.9 million to a total of $694.5 million at June 30, 2019 as compared to $572.6 million at September 30, 2018. Time deposits $100,000 and over increased $54.2 million as compared to September 30, 2018. Time deposits $100,000 and over represented 22.4 percent of total deposits at June 30, 2019 compared to 20.7 percent at September 30, 2018. We had brokered deposits totaling $162.1 million at June 30, 2019 compared to $103.7 million at September 30, 2018.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of deposits during the first nine month period of fiscal 2019.

The following table depicts the Company’s deposits classified by interest rates with percentages to total deposits at June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(In thousands)
Savings	$43,334	4.5%	$44,642	5.8%	$(1,308)
Money market accounts	288,561	30.2	270,834	35.0	17,727
Interest bearing demand	288,555	30.1	184,073	23.8	104,482
Non-interest bearing demand	48,580	5.1	41,677	5.4	6,903
	$669,030	69.9	$541,226	70.0	$127,804
Certificates of deposit	288,169	30.1	232,937	30.0	55,232
Total	$957,199	100.0%	$774,163	100.0%	$183,036

Borrowings

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of June 30, 2019 and September 30, 2018, the Company’s outstanding balance of FHLB advances, totaled $133.0 million and $118.0 million, respectively. Of the $133.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020. At June 30, 2019, there were five short-term FHLB advances totaling $105.0 million of fixed-rate borrowing with rollover of 90 days.

During fiscal 2019 the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source.  At September 30, 2018, the Company had $2.5 million in securities sold under agreements to repurchase at a rate of 2.5%.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of June 30, 2019.

	As of June 30, 2019
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Long-term debt obligations(1)	$93,770	$40,347	$-	$-	$134,117
Certificates of deposit(1)	204,736	65,568	15,083	9,151	294,538
Operating lease obligations	548	979	944	865	3,336
Total contractual obligations	$299,054	$106,894	$16,027	$10,016	$431,991

(1)	Includes interest payments

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the nine months ended June 30, 2019, cash and cash equivalents increased by $119.2 million from the balance at September 30, 2018. Net cash of $8.9 million was provided by operating activities primarily due to   an increase in other assets of $5.0 million, an increase in other liabilities of $4.7 million, and provision for loan losses of $2.4 million. Net cash used in investing activities amounted to approximately $110.2 million, primarily reflecting a net increase in loans of $115.8 million. Net cash of $220.6 million was provided by financing activities, primarily from the increase in deposits of $183.0 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $139.7 million, or 11.0 percent of total assets, at June 30, 2019, compared to $110.8 million or 10.7 percent of total assets at September 30, 2018. Book value per common share was $17.98 at June 30, 2019, compared to $16.84 at September 30, 2018.

	June 30, 2019	September 30, 2018
	(In thousands, except for per share data)
Shareholders' equity	139,668	$110,823
Book value per common share	$17.98	$16.84

Capital

At June 30, 2019, the Bank’s common equity tier 1 ratio was 14.98 percent, tier 1 leverage ratio was 12.36 percent, tier 1 risk-based capital ratio was 14.98 percent and the total risk-based capital ratio was 16.00 percent.  At September 30, 2018, the Bank’s common equity tier 1 ratio was 15.09 percent, tier 1 leverage ratio was 12.71 percent, tier 1 risk-based capital ratio was 15.09 percent and the total risk-based capital ratio was 16.13 percent. At June 30, 2019, the Bank was in compliance with all applicable regulatory capital requirements.

At June 30, 2019, the Company’s common equity tier 1 ratio was 13.94 percent, tier 1 leverage ratio was 11.51 percent, tier 1 risk-based capital ratio was 13.94 percent and the total risk-based capital ratio was 17.41 percent.  At September 30, 2018, the Company’s common equity tier 1 ratio was 12.62 percent, tier 1 leverage ratio was 10.63 percent, tier 1 risk-based capital ratio was 12.62 percent and the total risk-based capital ratio was 16.45 percent.  At June 30, 2019, the Company was in compliance with all applicable regulatory capital requirements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s 2018 Annual Report.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 (the “2018 Annual Report”). There have been no material changes from the risk factors previously disclosed in the Company’s 2018 Annual Report.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

           On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. This authority extends through March 31, 2020 and may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. At June 30, 2019, the Company had 177,653 shares remaining in the repurchase plan. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2019.

			Maximum
			Number of Shares that
	Number of	Average Price	May yet be Purchased
	Shares	Paid Per	Under the Plan or
	Repurchased (2)	Share (1)	Program

April 1, 2019 to
April 30, 2019	-	$-	-
May 1, 2019 to
May 31, 2019	12,499	$19.93	181,853
June 1, 2019 to
June 30, 2019	4,200	$19.97	177,653
Total for the quarter ended June 30, 2019	16,699	$19.94	177,653

_____________

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
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

MALVERN BANCORP, INC.

August 9, 2019	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

August 9, 2019	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Senior Vice President and Chief Financial
Officer