Form 10-K
period 2019-09-30
MALVERN BANCORP, INC.
filed 2019-12-16
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: September 30, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-54835

MALVERN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (610) 644-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☐ NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐ NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES  ☐ NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $142.9 million, based on the last sale price on the NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 16, 2019 was 7,763,785.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

1

MALVERN BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Corporation’s forward looking statements and associated risks in ‘‘Item 1 — Business’’ and ‘‘Item 1A — Risk factors’’ in this Annual Report on Form 10-K.

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

Item 1.  Business

General

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”), a Pennsylvania corporation, is a registered bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  Malvern Bancorp is the holding company for Malvern Bank, National Association (“Malvern Bank” or the “Bank”), a national bank that was originally organized in 1887 as a federally-chartered savings bank.  Malvern Bank now serves as one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity.  Effective February 12, 2018, the Bank converted from a federal savings bank charter to a national bank charter and Malvern Bancorp converted from a savings and loan holding company to a bank holding company.

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its twelve other banking locations in Chester, Delaware and Bucks counties, Pennsylvania, Morristown, New Jersey, its New Jersey regional headquarters, Palm Beach, Florida, and Montchanin, Delaware. The Bank also maintains representative offices in Wellington, Florida and Allentown, Pennsylvania.  The Bank’s primary market niche is providing personalized service to its client base.

The Bank, through its Private Banking division and strategic partnership with Bell Rock Capital, LLC (“Bell Rock”) in Rehoboth Beach, Delaware, provides personalized wealth management and advisory services to high net worth individuals and families. Those services include banking, liquidity management, investment services, 401(k) accounts and planning, custody, tailored lending, wealth planning, trust and fiduciary services, family wealth advisory services and philanthropic advisory services. The Bank offers insurance services though Malvern Insurance Associates, LLC, which provides clients a rich array of financial services, including commercial and personal insurance and commercial and personal lending.

The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one- to four-family residential real estate loans, construction and development loans, commercial business loans, home equity loans and lines of credit and other consumer loans, as well as investing in investment securities.

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

The Bank owns 100 percent of Malvern Insurance Associates, LLC (“Malvern Associates”), a Pennsylvania limited liability company.  Malvern Associates is a licensed insurance broker under Pennsylvania and New Jersey law.

The Bank owns a 10 percent non-controlling interest in Bell Rock an investment advisor registered with the SEC.

Certain mortgage-backed securities of the Bank are held through Delaware statutory trusts, 5 percent of which are owned by the Bank and 95 percent of which are owned by Coastal Asset Management Co., a Delaware corporation which is wholly owned by the Bank.

The Bank owns a 3.39 percent interest in Bankers Settlement Services Capital Region, LLC, a Pennsylvania limited liability company which acts as a title insurance agent or agency.

The Bank owns 100 percent of Joliet 55 LLC., a New Jersey limited liability company which holds an other real estate owned (“OREO”) asset.

The Bank has representative offices, which are not branches, in Wellington, Florida and Allentown, Pennsylvania.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at http://ir.malvernbancorp.comwithout charge as soon as reasonably practicable after filing with or furnishing them to the SEC. Also available on the website are the Company’s corporate code of ethics that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating Committee.

Additionally, the Company will provide without charge a copy of its Annual Report on Form 10-K to any shareholder by mail, upon request. Requests should be sent to Malvern Bancorp, Inc., Attention: Shareholder Relations, 42 East Lancaster Avenue, Paoli, Pennsylvania, 19301.  Our telephone number is (610) 644-9400.

Market Area and Competition

The banking business is highly competitive. We face substantial immediate competition and potential future competition both in attracting deposits and in originating loans. We compete with numerous commercial banks, savings banks and savings and loan associations, many of which have assets, capital and lending limits larger than those that we have. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities. Our larger competitors have greater financial resources to among other things, invest in technology and finance wide-ranging advertising campaigns.

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

Products and Services

We derive substantially all of our income from our net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). We offer a broad range of deposit and loan products. To attract the business of consumer and business customers, we also provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, safe deposit boxes, credit cards, wire transfers, access to automated teller services, internet banking, ACH origination, telephone banking, and mobile banking. The Bank also offers remote deposit capture banking for both business and retail customers, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost.

Checking account products consist of both retail and business demand deposit products. Retail products include free checking and, for businesses, both interest-bearing accounts, which require a minimum balance, and non-interest-bearing accounts. NOW accounts consist of both retail and business interest-bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide a market rate of interest to depositors but have limited check writing capabilities. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts. CDARS/ICS Reciprocal deposits are offered through the Bank’s participation in Promontory Interfinancial Network, LLC (“the Network”). Customers who are Federal Deposit Insurance Corporation (the “FDIC”) insurance sensitive are able to place large dollar deposits with the Bank and the Bank uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

The Bank, through its private banking division and a strategic partnership with Bell Rock Capital, offers personalized wealth management and advisory services to high net worth individuals and families.  Services provided include liquidity management, investment services, custody, wealth planning, trust and fiduciary services, insurance and 401(k) services.

The Bank, through its wholly-owned subsidiary, Malvern Insurance Associates, offers insurance services including life and health insurance, long term care, automobile, homeowners and liability insurance.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, card income, including credit and debit card interchange fees, gift card fees, and other miscellaneous fees. In addition, the Bank generates additional non-interest revenue associated with residential loan origination and sale, back to back customer swaps, loan servicing, late fees and merchant services.

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

Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences.

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

As a national bank, the Bank’s lending limit to any one borrower is 15 percent of the Bank’s capital and surplus (defined as Tier 1 and Tier 2 capital calculated under the risk-based capital standards applicable to the Bank plus the allowance for loan losses (“ALLL”, “allowance”) not included in the Bank’s Tier 2 capital) for most loans ($24.5 million at September 30, 2019) and 25 percent of the Bank’s capital and surplus for loans secured by readily marketable collateral ($40.8 million at September 30, 2019).  At September 30, 2019, the Bank’s largest committed relationship totaled $20.0 million.

Our business model includes using industry best practices for community banks, including personalized service, technology and extended hours. We believe that these generate deposit accounts with larger average balances than we might attract otherwise. From time to time we also use pricing techniques in our efforts to attract banking relationships having larger than average balances.

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

Regulation of Malvern Bancorp, Inc.

Malvern Bancorp is a bank holding company within the meaning of the Holding Company Act.  As a bank holding company, Malvern Bancorp is supervised by the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits Malvern Bancorp, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.”  The Holding Company Act requires prior approval by the FRB of the acquisition by Malvern Bancorp of more than five percent of the voting stock of any other bank.  Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions.  The Dodd-Frank Act requires a bank holding company where so directed by the FRB to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support its subsidiary bank in circumstances in which it might not be otherwise inclined to do so. Acquisitions by Malvern Bank require approval of the Office of the Comptroller of the Currency (the “OCC”).

The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 enables bank holding companies to acquire banks in states other than the bank holding company’s home state and to open branches of such banks in other states, subject to certain restrictions. The Dodd-Frank Act, discussed below, authorized interstate de novo branching regardless of state law.

Regulation of Malvern Bank

As a national bank, Malvern Bank is subject to the supervision of, and to regular examination by the OCC.  Various laws and the regulations promulgated thereunder applicable to Malvern Bancorp and Malvern Bank impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to or engage in certain other types of transactions with its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

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

Under Basel III, the minimum capital ratios for Malvern Bancorp and Malvern Bank are as follows:

•	4.5 percent CET1 to risk-weighted assets
•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets
•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets
•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

Basel III also requires Malvern Bancorp and Malvern Bank to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began to be phased in on January 1, 2016 at the 0.625 percent level and increased by 0.625 percent on each subsequent January 1st, until it became fully implemented at 2.5 percent on January 1, 2019.

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

With respect to Malvern Bank, Basel III also revised the “prompt corrective action” regulations pursuant to Section 38 of FDICIA, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it meets the aforementioned minimum capital ratios under Basel III. An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.  Similar categories apply to bank holding companies. The capital ratios applicable to depository institutions under Basel III currently exceed the ratios to be considered well-capitalized under the prompt corrective action regulations. See Economic Growth, Regulatory Relief and Consumer Protection Act below.

Basel III prescribes a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the four Basel I-derived categories (0 percent, 20 percent, 50 percent and 100 percent) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

As indicated in the following tables, as of September 30, 2019 Malvern Bank’s and Malvern Bancorp’s current capital levels exceed the required capital amounts to be considered “well capitalized” and also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

Malvern Bank’s capital ratios as of September 30, 2019 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$153,086	12.23%	$50,055	4.00%	$62,569	5.00%	$90,517	7.23%
Common equity Tier 1 (to risk-weighted assets)	$153,086	15.38	44,788	4.50	64,694	6.50	88,392	8.88
Tier 1 risk-based capital (to risk-weighted assets)	$153,086	15.38	59,717	6.00	79,623	8.00	73,463	7.38
Total risk-based capital (to risk-weighted assets)	$163,253	16.40	79,623	8.00	99,529	10.00	63,724	6.40

Failure to meet any of the capital requirements could result in enforcement actions by the regulators, including a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

Malvern Bancorp’s capital ratios as of September 30, 2019 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$142,508	11.38%	$50,091	4.00%	$62,614	5.00%	$79,894	6.38%
Common equity Tier 1 (to risk-weighted assets)	$142,508	14.30	44,838	4.50	64,766	6.50	77,741	7.80
Tier 1 risk-based capital (to risk-weighted assets)	$142,508	14.30	59,784	6.00	79,713	8.00	62,795	6.30
Total risk-based capital (to risk-weighted assets)	$177,293	17.79	79,713	8.00	99,641	10.00	77,652	7.79

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly changed the bank regulatory structure and  impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. It is still uncertain to what extent and how full implementation and promulgation of rules under the Dodd-Frank Act will occur and impact the Company and the Bank. The federal agencies have been given significant discretion in drafting the implementing rules and regulations. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

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
•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, FDIC was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The Company is in compliance with the various provisions of the Volcker Rule regulations. However, Congress has provided an exception to the Volcker Rule’s applicability for banks with less than $10 billion in assets. Therefore, the Volcker Rule is not expected to impact Malvern Bank in any significant way at this time.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and

•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity which controls, is controlled by, or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10 percent shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

         On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was signed into law. The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion. Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in eighteen months, unless the FRB takes action to maintain those standards. Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

       The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8 percent and 10 percent, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The OCC, the FRB and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9 percent. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

       The OCC, the FRB, and the FDIC also adopted a rule providing banking organizations with the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles.

       The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

Community Reinvestment

Under the Community Reinvestment Act (CRA), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Malvern Bank received an overall “satisfactory” CRA rating in its most recent examination. A bank which does not have a CRA program that is deemed satisfactory by its regulator will be prevented from making acquisitions. The OCC is expected to propose new CRA regulations and/or guidance which may impact how Malvern Bank approaches compliance with the CRA.

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

Privacy and Data Security Laws

The federal Gramm-Leach-Bliley Act includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We have a detailed privacy policy, which is accessible from every page of our website. We maintain consumers’ personal information securely, and only share such information with third parties for marketing purposes in accordance with our privacy policy and with the consent of the consumer. In addition, we take measures to safeguard the personal information of our borrowers and investors and protect against unauthorized access to this information.

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

As noted above, the Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). The FDIC has adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15 percent and ending when it reaches 1.35 percent.  The reserve ratio reached 1.15 percent on June 30, 2016.  Accordingly, surcharges began on July 1, 2016.  Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The credits will apply for each quarter the reserve ratio is above 1.38 percent, in amounts as determined by the FDIC.

Federal Home Loan Bank System.

Malvern Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks (“FHLB”). Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2019, the Bank had $133.0 million of FHLB advances and $150.0 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0 percent of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At September 30, 2019, Malvern Bank had $8.4 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System.  The FRB, requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2019, the Bank had met its reserve requirement.

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

Other Regulations.  Malvern Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the:

•	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
•

the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, loan servicing transfers, lender-placed insurance, loss mitigation, error resolution and other customer communications and

•

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.

Employees

As of September 30, 2019, we had a total of 82 full-time equivalent employees. No employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. The risks of non-payment and late payments are assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts, or a combination of these or other factors.

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

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2019, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans of $543.5 million, or 53.4 percent of total loans;

•	residential real estate loans of $220.0 million, or 21.6 percent of total loans;
•	commercial and industrial loans of $99.7 million, or 9.8 percent of total loans;
•	construction and development loans of $43.8 million, or 4.3 percent of total loans and
•	consumer loans of $35.3 million, or 3.6 percent of total loans.

Commercial real estate loans, which comprised 53.4 percent of our total loan portfolio as of September 30, 2019, expose us to a greater risk of loss than do residential mortgage loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

Although the economy in our market area generally, and the real estate market in particular, have been relatively strong, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate to historic levels. Many factors could reduce or halt growth in our local economy and real estate market. Accordingly, it may become more difficult for commercial real estate borrowers to repay their loans in a timely manner than in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may reduce the likelihood that a borrower may find permanent financing alternatives. Weaknesses in the commercial real estate market in general could negatively impact our collateral. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect our financial condition and results of operations.

The concentration of our commercial real estate loan portfolio subjects us heightened regulatory scrutiny.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the joint guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors: (i) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300 percent or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

The Bank’s total reported loans for construction, land development and other land represented 24.7 percent of capital at September 30, 2019 as compared to 32.5 percent of capital at September 30, 2018. This ratio is below the regulatory commercial real estate concentration guideline level of 100 percent for land and construction loans. The Bank’s total reported commercial real estate loans to total capital was 306.5 percent at September 30, 2019, as compared to 343.5 percent of capital at September 30, 2018. This ratio is above the regulatory commercial real estate concentration guideline level of 300 percent for all investor real estate loans. The Bank’s commercial real estate portfolio has increased by 134.8 percent over the preceding 36 months.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities might have a material adverse effect on our financial condition and results of operations.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company and the Bank for fiscal years beginning on October 1, 2023.  This standard, referred to as Current Expected Credit Loss, or (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

The banking and financial services industry in our market area is highly competitive. We may not be able to compete effectively in our markets, which could adversely affect our results of operations. The increasingly competitive environment is a result of changes in regulation, advances in technology and product delivery systems, and consolidation among financial service providers. Larger institutions have greater resources and access to capital markets, with higher lending limits, more advanced technology and broader suites of services. Competition at times requires increases in deposit rates and decreases in loan rates, and adversely impact our net interest margin.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FRB, our primary federal regulator, the OCC, the Bank’s primary federal regulator, and by the FDIC, as insurer of the Bank’s deposits. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of September 30, 2019, the fair value of our investment securities portfolio was approximately $41.0 million. We have historically adopted a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees or if we lose the services of our senior management team.

Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. The unanticipated loss of members of our senior management team, could have a material adverse effect on our results of operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

Reforms to and uncertainty regarding London Interbank Offered Rate (“LIBOR”) may adversely affect the business.

       In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee (“ARRC”), was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.

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

In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5 percent for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5 percent for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax privilege periods ending on or after July 31, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, and the Company cannot yet fully evaluate the impact of the legislation on overall tax expense or the valuation of the deferred tax asset. It is likely that the Company will lose benefits of various tax management strategies and, as a result, the total tax expense will increase.

Our ability to pay cash dividends is limited, and we may be unable to pay dividends even if we desire to do so.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

       At September 30, 2019, the Bank owns and maintains the premises in which the headquarters and five full-service financial centers are located in Paoli, Malvern, Coventry, Berwyn and Lionville, Pennsylvania. The Bank also leases a financial center in Glen Mills, Pennsylvania and private banking offices in Villanova, West Chester and Quakertown, Pennsylvania; one private banking office in New Castle County located in Montchanin, Delaware; one private banking office in Morris County located in Morristown, New Jersey; one private banking office in Palm Beach County located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office in Allentown, Pennsylvania. The location of each of the offices are as follows:

Paoli Headquarters	42 East Lancaster Avenue, Paoli, PA 19301
Paoli Financial Center	34 East Lancaster Avenue, Paoli, PA 19301
Malvern Financial Center	100 West King Street, Malvern, PA 19355
Coventry Financial Center	1000 Ridge Road, Pottstown, PA 19465
Berwyn Financial Center	650 Lancaster Avenue, Berwyn, PA 19312
Lionville Financial Center	537 West Uwchlan Avenue, Downingtown, PA 19335
Glen Mills Financial Center	940 Baltimore Pike, Glen Mills, PA 19342
Villanova Private Banking Office	801 East Lancaster Avenue, Villanova, PA 19085
West Chester Private Banking Office Quakertown Private Banking Office	535 N. Church Street, Suite 227, West Chester, PA 19380 2100 Quaker Point Drive, Quakertown PA 18951
Morristown Private Banking Office Palm Beach Private Banking Office Montchanin Private Banking Office Wellington Representative Office Allentown Representative Office

163 Madison Avenue, 3rd Floor, Morristown, NJ 07960

205 Worth Avenue, Suite 308, Palm Beach, FL 33480

16 W. Rockland Road, Montchanin, Delaware 19710

12773 W Forest Hill Blvd., Ste. 120, Wellington, FL 33414

1275 Glenlivet Drive, Ste. 100, Allentown, PA 18106

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “MLVF”. As of September 30, 2019, the Company had 391 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks. On September 30, 2019, the closing sale price was $21.83.

The following table sets forth the high and low closing sales price of a share of the Company’s common stock for the years ended September 30, 2019 and 2018.

	Year Ended September 30,
	2019		2018
	High	Low	High	Low
First Quarter	$23.10	$18.03	$28.20	$24.75
Second Quarter	$21.15	$18.99	$26.83	$21.00
Third Quarter	$22.01	$19.31	$27.25	$23.57
Fourth Quarter	$22.76	$20.10	$25.65	$22.78

For the years ended September 30, 2019 and 2018, no cash dividends per share of common stock were declared by the Company.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under our 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) as of September 30, 2019. The 2014 Plan permits the grant of equity awards and other awards, including stock options and restricted stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,830	$22.05	347,862
Equity compensation plans not approved by security holders	—	—	—
Total	18,830	$22.05	347,862

Information on Stock Repurchases

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. This authority extends through March 31, 2020 and may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. At September 30, 2019, the Company had 177,653 shares remaining in the repurchase plan. During the three months ended September 30, 2019, the Company did not purchase any shares of its common stock in the open market under the repurchase plan.

Item 6.  Selected Financial Data.

This Item has been omitted based on the Company’s status as a smaller reporting company.

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

The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to make additional provisions for loan losses based upon information available at the time of the examination. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods.

Qualitative or environmental factors that may result in further adjustments to the quantitative analyses include items such as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, and value of underlying collateral. The total net adjustments due to all qualitative factors increased the allowance for loan losses by approximately $6.7 million and $6.2 million at September 30, 2019 and September 30, 2018, respectively.

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

Under the FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2019, the Company had $14.9 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $2.8 million and $3.2 million at September 30, 2019 and at September 30, 2018, respectively. In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net deferred tax asset beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company did not have a DTA valuation allowance as of September 30, 2019 and September 30, 2018.

Other-Than-Temporary Impairment of Securities

Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

Other assets increased from $4.5 million at September 30, 2018 to $12.5 million at September 30, 2019 while other liabilities increased from $1.9 million at September 30, 2018 to $8.5 million at September 30, 2019 primarily due to the Bank’s commercial loan hedging program during fiscal 2019.

Overview and Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers.  Highlights of our business strategy are discussed below:

Deposit Growth and Strategies. The Federal Reserve cut interest rates three times or 75 basis points during 2019, reversing nearly all of the 2018 rate increases based on its view of slowing global growth and trade war uncertainty.  With the Federal Reserve now signaling a pause to evaluate economic data, the Bank is focusing on continuing to shifting its asset sensitivity to neutral. Competition for deposits in the Company’s marketplace was intense during the fiscal year, and this competition, impacted by higher deposit betas and borrowing costs, has caused compression in the Bank’s net interest margin. In an effort to continue improving earnings, i.e. improve the net interest margin, we are implementing specific product and pricing strategies designed to decrease the yield on deposits and control the cost of funding. We are also focused on increasing our core deposits, which we define as all deposit accounts other than certificates of deposit. At September 30, 2019, our core deposits amounted to 70.9 percent of total deposits ($676.2 million), compared to 69.9 percent of total deposits ($541.2 million) at September 30, 2018. We have continued our promotional efforts to increase core deposits.  We review our deposit products on an ongoing basis and we are considering additional deposit products and are currently offering more through flexible delivery options, such as mobile banking, as part of our efforts to increase core deposits. We expect to increase our commercial checking and business accounts and we also plan to enhance our cross-marketing as part of our efforts to gain secure additional deposit relationships with our deposits from loan customers and private banking clients.

Growing and Diversifying Our Loan Portfolio and Resuming Commercial Real Estate and Construction and Development Lending. We intend to continue to grow our loan portfolio in a planned, deliberative fashion consistent with our strengthened loan underwriting standards and our enhanced credit review and administration procedures. While we expect commercial real estate loans to grow, we plan to focus on the origination of commercial and industrial, owner occupied commercial real estate, and one- to four-family residential loans to a greater degree than in fiscal 2019.

Increasing Market Share Penetration. We continue to position the Company to take advantage of the growth activity in our markets, including our new private banking office in West Chester, Pennsylvania and representative office in Wellington, Florida. With the recent entry into Florida and Delaware markets, we are working to solidify and expand the service relationship with our new and existing customers. We believe that we can create incremental shareholder value from our strategic growth, including by working to increase our deposit share and evaluating expanding our business in non-traditional products, such as wealth management and insurance services.

Continuing to Provide Exceptional Customer Service. As a community-oriented bank, we take pride in providing exceptional customer service as a means to attract and retain customers. We deliver personalized service to our customers that distinguishes us from the large regional banks operating in our market area. Our management team has strong ties to and deep roots in, the local community. We believe that we know our customers’ banking needs and can respond quickly to address them.

Introduction

The following sections discuss the Company’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended September 30, 2019 was $9.3 million as compared to $7.3 million earned in fiscal 2018. Our net income for fiscal 2019 increased by 27.7 percent compared to fiscal 2018. For fiscal 2019, the fully diluted earnings per common share was $1.22 as compared with $1.13 per share in fiscal 2018.  Net income prior to income tax expense was $11.8 million for 2019 and $11.6 million for 2018, an increase of $219,000 or 1.9 percent.

For the year ended September 30, 2019, the Company’s return on average equity (‘‘ROAE’’) was 6.78 percent and its return on average assets (‘‘ROAA’’) was 0.80 percent. The comparable ratios for the year ended September 30, 2018 were ROAE of 6.88 percent and ROAA of 0.69 percent.

Earnings for fiscal 2019 beneﬁtted from an increase in net interest income after the provision for loan losses and a decrease in non-interest expense, partially offset by a decrease in non-interest income. The decrease in non-interest income was primarily a result of a one-time gain recorded in 2018 on the sale of the Exton, Pennsylvania branch location, partially offset by an increase in service charges and other fees which was primarily due to the recognition of $795,000 of net swap fees through the Bank’s commercial loan hedging program. The decrease in non-interest expense was mainly due to a decrease in professional fees.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated.

Net Interest Income

	Year Ended September 30,
	2019			2018
(In thousands)	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
Interest income:
Loans, including fees	$43,574	$6,712	18.21	$36,862	$6,021	19.52
Investment securities	1,189	(156)	(11.60)	1,345	(708)	(34.49)
Dividends, restricted stock	627	160	34.26	467	210	81.71
Interest-bearing cash accounts	2,265	909	67.04	1,356	725	114.90
Total interest income	47,655	7,625	19.05	40,030	6,248	18.50
Interest expense:
Deposits	14,348	5,148	55.96	9,200	2,964	47.53
Short-term borrowings	7	(61)	(89.71)	68	34	100.00
Long-term borrowings	2,693	493	22.41	2,200	24	1.10
Subordinated debt	1,532	5	0.33	1,527	527	52.70
Total interest expense	18,580	5,585	42.98	12,995	3,549	37.57
Net interest income	$29,075	$2,040	7.55	$27,035	$2,699	11.09

Net interest income is directly affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, which support those assets, as well as changes in the rates earned and paid.

Net interest income for the year ended September 30, 2019 increased $2.0 million, or 7.6 percent, to $29.1 million, from $27.0 million for fiscal 2018. The Company’s net interest margin decreased seven basis points to 2.57 percent in fiscal 2019 from 2.64 percent for the fiscal year ended September 30, 2018. During fiscal 2019, our net interest margin was impacted by an increase in the yield on interest-earning assets, as well as an increase in the cost of deposits and borrowings.

The increase in net interest income during fiscal 2019 was attributable in part to the increase in short-term interest rates throughout 2019.  The Company experienced an increase of $14.0 million in non-interest bearing deposits during fiscal 2019 and an increase of $124.0 million in interest-bearing demand, savings, money market and time deposits under $100,000 during fiscal 2019. During the fiscal year ended September 30, 2019, the Company’s net interest spread decreased by sixteen basis points reflecting a twenty-nine basis points increase in the average yield on interest-earning assets as well as a forty-five basis points increase in the average interest rates paid on interest-bearing liabilities.

For the fiscal year ended September 30, 2019, average interest-earning assets increased by $109.5 million to $1.1 billion, as compared with the fiscal year ended September 30, 2018. The fiscal 2019 change in average interest-earning asset volume was primarily due to increased loan volume. Average interest-bearing liabilities increased by $83.5 million in fiscal 2019 compared to fiscal 2018, due primarily to an increase in average interest-bearing deposits of $88.3 million offset by a $4.8 million decrease in average borrowings.

The factors underlying the year-to-year changes in net interest income are reﬂected in the tables presented on page 29. The table on page 30 (Average Statements of Condition with Interest and Average Rates) shows the Company’s consolidated average balance of assets, liabilities and shareholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

Total Interest Income

Interest income for the year ended September 30, 2019 increased by approximately $7.6 million or 19.1 percent as compared with the year ended September 30, 2018. This increase was due primarily to increased loan volume.

The average balance of the Company’s loan portfolio increased $117.5 million in fiscal 2019 to $973.6 million from $856.1 million in fiscal 2018, primarily driven by an increase in commercial real estate loans and to a lesser extent, a net increase in residential loans.

The average loan portfolio represented approximately 86.0 percent of the Company’s interest-earning assets (on average) during fiscal 2019 and 83.7 percent for fiscal 2018. Average investment securities decreased during fiscal 2019 by $21.2 million compared to fiscal 2018. The average yield on interest-earning assets increased from 3.92 percent in fiscal 2018 to 4.21 percent in fiscal 2019.

Interest Expense

Interest expense for the year ended September 30, 2019 was principally impacted by rate related factors. The changes resulted in increased expense of $5.6 million primarily due to an increase in rates paid on interest bearing liabilities and to a lesser degree the $83.5 million increase in interest bearing liabilities from fiscal 2018 to fiscal 2019.

The Company’s net interest spread, (i.e., the average yield on average interest-earning assets minus the average rate paid on interest-bearing liabilities) decreased sixteen basis points to 2.31 percent in fiscal 2019 from 2.47 percent for the year ended September 30, 2018. The decrease in fiscal 2019 reﬂected a spread increase between yields earned on interest-earning assets and an increase in overall cost of funds.

The cost of total average interest-bearing liabilities increased to 1.90 percent, an increase of forty-five basis points, for the year ended September 30, 2019, from 1.45 percent for the year ended September 30, 2018.

Net Interest Margin

The following table quantiﬁes the impact on net interest income resulting from changes in average balances and average rates over the past three years. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Fiscal 2019/2018 Increase (Decrease) Due to Change in:
(In thousands)	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$5,065	$1,647	$6,712
Investment securities	(410)	254	(156)
Interest-bearing cash accounts	176	733	909
Dividends, restricted stock	101	59	160
Total interest-earning assets	4,932	2,693	7,625
Interest-bearing liabilities:
Money market deposits	3	1,196	1,199
Savings deposits	(1)	14	13
Certificates of deposit	270	1,305	1,575
Other interest-bearing deposits	576	1,785	2,361
Total interest-bearing deposits	848	4,300	5,148
Borrowings	(124)	561	437
Total interest-bearing liabilities	724	4,861	5,585
Change in net interest income	$4,208	$(2,168)	$2,040

The following table, ‘‘Average Statements of Condition with Interest and Average Rates’’ presents for the years ended September 30, 2019 and 2018, the Company’s average assets, liabilities and shareholders’ equity. The Company’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reﬂected.

	Year Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned /Paid	Average Yield /Rate	Average Outstanding Balance	Interest Earned /Paid	Average Yield/ Rate
	(In thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$973,588	$43,574	4.48%	$856,066	$36,862	4.31%
Investment securities	48,327	1,189	2.46	69,485	1,345	1.94
Deposits in other banks	100,864	2,265	2.25	89,304	1,356	1.52
FHLB stock	8,954	627	7.00	7,359	467	6.35
Total interest earning assets(1)	1,131,733	47,655	4.21	1,022,214	40,030	3.92
Non-interest earning assets
Cash and due from banks	1,426			1,524
Bank owned life insurance	19,656			19,173
Other assets	20,627			18,668
Other real estate owned	4,510			—
Allowance for loan losses	(9,562)			(8,629)
Total non-interest earning assets	36,657			30,736
Total assets	$1,168,390			$1,052,950
LIABILITIES AND SHAREHOLDERS’EQUITY
Interest bearing liabilities:
Money Market accounts	$277,644	$4,786	1.72%	$277,449	$3,587	1.29%
Savings accounts	43,587	49	0.11	44,357	36	0.08
Certificate accounts	263,086	5,727	2.18	247,029	4,152	1.68
Other interest-bearing deposits	253,936	3,786	1.49	181,087	1,425	0.79
Total deposits	838,253	14,348	1.71	749,922	9,200	1.23
Borrowed funds	141,461	4,232	2.99	146,245	3,795	2.59
Total interest-bearing liabilities	979,714	18,580	1.90	896,167	12,995	1.45
Non-interest bearing liabilities
Demand deposits	41,932			42,821
Other liabilities	9,024			7,723
Total non-interest-bearing liabilities	50,956			50,544
Shareholders’ equity	137,720			106,239
Total liabilities and shareholders’ equity	$1,168,390			$1,052,950
Net interest spread			2.31%			2.47%
Net interest margin			2.57%			2.64%
Net Interest income		$29,075			$27,035

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other (“non-interest”) income for each of the years in the two-year period ended September 30, 2019.

	Year Ended September 30,
	2019	2018	Increase (Decrease)	% Change
	(In thousands)
Service charges and other fees	$1,796	$1,268	$528	41.64%
Rental income-other	243	268	(25)	(9.33)
Net gains on sale of investments	28	—	28	100.00
Net gains on sale of loans	37	102	(65)	(63.73)
Net gains on sale of real estate	—	1,186	(1,186)	(100.00)
Earnings on bank-owned life insurance	488	480	8	1.67
Total other income	$2,592	$3,304	$(712)	(21.55)%

For the year ended September 30, 2019, total other income decreased $712,000 compared to fiscal 2018. This decrease was primarily a result of a one-time $1.2 million gain recorded in 2018 on the sale of the Exton, Pennsylvania branch location. This was partially offset by an increase of $528,000 in service charges and a $28,000 gain on sale of investments. The change in service charges and other fees during the fiscal year ended September 30, 2019 is primarily due to the recognition of approximately $795,000 of net swap fees through the Bank’s commercial loan hedging program during fiscal 2019.

Other Expense

The following table presents the principal categories of other expense for each of the years in the two-year period ended September 30, 2019.

	Year Ended September 30,
	2019	2018	Increase (Decrease)	% Change
	(In thousands)
Salaries and employee benefits	$8,541	$8,193	$348	4.25%
Occupancy expense	2,256	2,295	(39)	(1.70)
Federal deposit insurance premium	221	298	(77)	(25.84)
Advertising	107	152	(45)	(29.61)
Data processing	1,024	1,098	(74)	(6.74)
Professional fees	1,799	2,891	(1,092)	(37.77)
Other real estate owned expense, net	192	—	192	100.00
Pennsylvania shares tax	431	—	431	100.00
Other operating expense	2,916	2,876	40	1.39
Total other expense	$17,487	$17,803	$(316)	(1.77)%

Total other expense decreased $316,000, or 1.8 percent, compared to the same period in 2018. The decrease primarily reflected a $1.1 million decrease in professional fees, and a $77,000 decrease in the federal deposit insurance premium.  These decreases were offset by a $431,000 increase in Pennsylvania shares tax expense, a $348,000 increase in salaries and employee benefits and a $192,000 increase in net other real estate owned expense.

The Company’s ratio of other expenses to average assets decreased to 1.50 percent in fiscal 2019 compared to 1.69 percent in fiscal 2018.

Salaries and employee beneﬁts increased $348,000 or 4.3 percent in fiscal 2019 compared to fiscal 2018. The increase in salaries and employee benefits during fiscal 2019 primarily reflects normal increases to salary and benefits. Salaries and employee beneﬁts accounted for 48.8 percent of total non-interest other expense in fiscal 2019 as compared to 46.0 percent in fiscal 2018.

Occupancy expense for fiscal 2019 decreased by $39,000 or 1.7 percent, over fiscal 2018.

Federal deposit insurance premium for fiscal 2019 decreased $77,000, or 25.8 percent, compared to fiscal 2018. The decrease in the federal deposit insurance premium is due to the Deposit Insurance Fund reserve ratio exceeding the official required reserve ratio, which in turn generates credits to qualified participating banks.  The Company has a current credit balance of approximately $160,000 that can be used to offset premiums during the next several quarters, should FDIC reserves remain above the required reserve ratio level.

Advertising expense for fiscal 2019 decreased $45,000, or 29.6 percent, compared to fiscal 2018. The decrease for fiscal 2019 is due to decrease in advertising retainers.

Data processing expense for fiscal 2019 decreased $74,000, or 6.7 percent, compared to fiscal 2018.

Professional fees for fiscal 2019 decreased $1.1 million, or 37.8 percent, compared to fiscal 2018, and reflects lower legal expense.

Net other real estate owned expense increased $192,000, or 100.0 percent, compared to fiscal 2018. The increase in net other real estate owned expense was mainly due to the payment of real estate taxes.

Pennsylvania shares tax expense increased in fiscal 2019 by approximately $431,000, or 100.0 percent, compared to fiscal 2018. The increase during the year ended September 30, 2019 was primarily due to the imposition of the Pennsylvania shares tax related to the Bank’s new standing as a National Association.

Other operating expense increased in fiscal 2019 by approximately $40,000, or 1.4 percent, compared to fiscal 2018.

Investment Portfolio

For the year ended September 30, 2019, the average volume of investment securities decreased by $21.2 million to approximately $48.3 million or 4.3 percent of average interest-earning assets, from $69.5 million, or 6.8 percent of average interest-earning assets, in fiscal 2018. At September 30, 2019, the total investment portfolio amounted to $40.9 million, a decrease of $13.5 million from September 30, 2018. The decrease in the investment portfolio was primarily due to calls in the amount of $26.6 million and sales in the amount of $2.1 million, partially offset by purchases $17.9 million during fiscal 2019. At September 30, 2019, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and equity securities.

During the year ended September 30, 2019, volume related factors decreased investment revenue by $410,000 while rate related factors increased investment revenue by $254,000. The yield on investments increased by fifty-two basis points to 2.46 percent from a yield of 1.94 percent during the year ended September 30, 2018. The decrease in the investment portfolio was attributed to the sales, amortization, and calls recorded during fiscal 2019. The yield on the portfolio increased in fiscal 2019 compared to fiscal 2018 due primarily to an increase in average rates.

As of September 30, 2019, the estimated fair value of the available-for-sale securities disclosed below was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. As of September 30, 2019, the Company held one U.S. government agency security, one municipal bond, two corporate securities, thirty-four mortgage-backed securities, and one single issuer trust preferred security which were in an unrealized loss position. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2019 represents other-than-temporary impairment.

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

For fiscal 2019, proceeds of available-for-sale investment securities sold amounted to approximately $2.1 million. Gross realized gains on investment securities sold amounted to approximately $28,000. For fiscal 2018, no available-for-sale investment securities were sold.

The varying amount of sales from the available-for-sale portfolio over the past few years, reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Company to protect itself from interest rate exposure. Securities that once appeared to be sound long-term investments can, after changes in the market, become securities that the Company wishes to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at September 30, 2019, based on a contractual maturity.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Available for Sale Securities:
U.S. government agencies and obligations	$—	—	$—	—%	$3,000	2.53	$—	—%	$3,000	$3,000	2.53%
State and municipal obligations	1,105	2.39	3,111	1.78	499	2.55	—	—	4,715	4,732	2.60
Single issuer trust preferred security	—	—	—	—	1,000	2.88	—	—	1,000	923	2.88
Corporate debt securities	—	—	3,082	3.01	6,475	3.47	—	—	9,557	9,506	3.24
Mutual fund	—	—	250	2.00	—	—	—	—	250	250	2.00
Total	$1,105	2.39%	$6,443	2.38%	$10,974	3.12%	$—	—	$18,522	$18,411	2.82%
Held to Maturity Securities:
U.S. government agencies and obligations	$1,000	1.37%	$—	—	$—	—%	$—	—%	$1,000	1,000	1.37%
State and municipal obligations	—	—	—	—	1,828	2.24	2,687	1.48	4,515	4,590	1.79
Corporate debt securities	—	—	—	—	3,608	3.82	—	—	3,608	3,790	3.82
Mortgage- backed securities	—	—	—	—	628	1.88	12,734	1.74	13,362	13,229	1.74
Total	$1,000	1.37%	$—	—	$6,064	2.15%	$15,421	1.71%	$22,485	$22,609	2.42%
Total Investment Securities	$2,105	1.88%	$6,443	2.38%	$17,038	2.77%	$15,421	1.71%	$41,007	$41,020	2.44%

For information regarding the carrying value of the investment portfolio, see Note 6 and Note 12 of the Notes to the Consolidated Financial Statements.

The following table sets forth the carrying value of the Company’s investment securities, as of September 30, for each of the last two years.

	2019	2018
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies and obligations	$3,000	$9,986
State and municipal obligations	4,732	6,887
Single issuer trust preferred security	923	921
Corporate debt securities	9,506	6,254
Mutual fund	250	250
Total available-for-sale	$18,411	$24,298
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,000	$1,999
State and municipal obligations	4,515	8,181
Corporate debt securities	3,608	3,715
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	13,362	16,197
Total held-to-maturity	$22,485	$30,092
Total investment securities	$40,896	$54,390

For additional information regarding the Company’s investment portfolio, see Note 6 and Note 12 of the Notes to the Consolidated Financial Statements.

Loan Portfolio

Lending is one of the Company’s primary business activities. The Company’s loan portfolio consists of residential, construction and development, commercial and consumer loans, serving the diverse customer base in its market area. The composition of the Company’s portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes in the composition of the Company’s portfolio. Growth is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets and entry into new markets.

The Company seeks to create growth in commercial lending, which primarily includes commercial real estate, multi-family, farmland, and commercial and industrial lending, by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area. Products offered are designed to meet the financial requirements of the Company’s customers. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

At September 30, 2019, total gross loans amounted to $1.0 billion, an increase of $106.6 million or 11.7 percent as compared to September 30, 2018. For the year ended September 30, 2019, growth of $86.9 million in commercial loans and $22.8 million in residential mortgage loans were partially offset by decreases of $2.9 million in construction and development loans and $289,000 in total consumer loans. Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

The average balance of our total loans increased $117.5 million or 13.7 percent for the year ended September 30, 2019 as compared to September 30, 2018, while the average yield on loans increased sixteen basis points to 4.48 percent in fiscal 2019 from 4.32 percent in fiscal 2018. The increase in average total loan volume was due primarily to the volume of new loan originations. During fiscal 2019 compared to fiscal 2018, the volume-related factors during the period contributed to an increase of interest income on loans of $5.1 million, while the rate-related changes increased interest income by $1.5 million.

The following table presents information regarding the components of the Company’s loan portfolio (which does not include loans held for sale, except as noted below) on the dates indicated.

	September 30,
	2019	2018	2017	2016	2015
	(In thousands)
Residential mortgage	$220,011	$197,219	$192,500	$209,186	$214,958
Construction and Development:
Residential and commercial	40,346	37,433	35,622	18,579	5,677
Land	3,420	9,221	18,377	10,013	2,142
Total construction and development	43,766	46,654	53,999	28,592	7,819
Commercial:
Commercial real estate	543,452	493,929	437,760	231,439	87,686
Multi-family	62,884	45,102	39,768	19,515	7,444
Farmland	7,563	12,066	1,723	—	—
Commercial and industrial	99,747	73,895	70,677	33,832	13,380
Other	4,450	6,164	4,160	4,947	—
Total commercial	718,096	631,156	554,088	289,733	108,510
Consumer:
Home equity lines of credit	19,506	14,884	16,509	19,757	22,919
Second mortgages	13,737	18,363	22,480	29,204	37,633
Other	2,030	2,315	2,570	1,914	2,359
Total consumer	35,273	35,562	41,559	50,875	62,911
Total loans	1,017,146	910,591	842,146	578,386	394,198
Deferred loan fees and costs, net	663	566	590	1,208	1,776
Allowance for loan losses	(10,095)	(9,021)	(8,405)	(5,434)	(4,667)
Loans receivable, net	$1,007,714	$902,136	$834,331	$574,160	$391,307

At September 30, 2019, our net loan portfolio totaled $1.0 billion or 79.6 percent of total assets.  Our principal lending activity has been the origination of commercial and commercial real estate loans. Through our loan policy, we utilize strict underwriting guidelines maintain low average loan-to-value (“LTV”) ratios, and require maximum gross debt ratios and minimum debt coverage ratios. We have invested in software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance.

Loans are subject to federal and state law and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

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
Residential Lending. Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2019, $220.0 million, or 21.6 percent, of our total loans in portfolio consisted of single-family residential mortgage loans.  During fiscal 2019, we had $17,000 of charge-offs of residential loans, as compared to $60,000 of charge-offs of residential loans at fiscal 2018.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. Applications for one- to four-family residential mortgage loans are taken by our loan origination officers  and are accepted at any of our banking offices and are then referred to the lending department at our Morristown office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three, five or seven years and then adjusts annually. However, due to the low interest rate environment and demand for fixed rate products, we have not originated a significant amount of ARM loans in recent years. At September 30, 2019, $72.5 million, or 32.9 percent, of our one- to four-family residential mortgage loans consisted of ARM loans.

In prior years, the Company purchased single-family residential mortgage loans and consumer loans from a network of mortgage brokers. The Company has re-established correspondent lending relationships, but the Bank independently underwrites these loans.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 95 percent, provided that the borrower obtains private mortgage insurance on loans that exceed 80 percent of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one- to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses, which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

Construction and Development Loans. The amount of our outstanding construction and development loans in portfolio decreased to $43.8 million or 4.3 percent of gross loans at September 30, 2019 from $46.7 million, or 5.1 percent of total loans as of September 30, 2018. From October 2009 through September 30, 2013, we ceased originating any new construction and development loans, with certain limited exceptions. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction loans also include single-family residential construction loans which may if approved convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm” loans). During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed. On residential construction to perm loans the interest rate is as approved. Upon the earlier of the completion of construction or one year, these loans if approved by the appropriate approving authority convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans. During fiscal 2019, $25.7 million of construction and development loans were originated.

Our portfolio of construction loans generally have a maximum term as approved based upon the underwriting (for individual, owner-occupied dwellings), and loan-to-value ratios less than 80 percent. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally, a limit of two unsold homes (one model home and one speculative home) is placed per project.

Prior to committing to a construction loan, we require that an independent appraiser prepare an appraisal of the property. Each project also is reviewed and inspected at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion and monthly payment of interest is required on all construction loans.

Our construction loans also include loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines). We typically make these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are limited to a loan-to-value ratio not exceeding 75 percent of the appraised value at the time of origination. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released.

We limit loans of this type to our market area and to developers with whom we have established relationships. In most cases, we also obtain personal guarantees from the borrowers.

Our loan portfolio included six loans secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $3.4 million, constituting 0.3 percent of total loans, at September 30, 2019.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2019, approximately $543,000, or 5.4 percent, of our allowance for loan losses was attributed to construction and development loans. We had no construction and development loans that were non-performing at September 30, 2019 and at September 30, 2018. At September 30, 2019, we had no construction and development loans that were performing troubled debt restructurings (“TDR”). At September 30, 2018, we had $76,000 in construction and development loans that were performing TDRs.

Commercial Lending. At September 30, 2019, our loans secured by commercial real estate amounted to $543.5 million and constituted 53.4 percent of our gross loans at such date. During the year ended September 30, 2019, the commercial real estate loan portfolio increased by $49.5 million, or 10.0 percent.  During fiscal 2019, we had $1.4 million of charge-offs of commercial real estate loans, as compared to $276,000 of charge-offs of commercial real estate loans and $45,000 of charge-offs of commercial and industrial loans for fiscal 2018. As previously disclosed in the Company’s 2018 Annual Report on Form 10-K, one commercial real estate loan classified as a TDR with an aggregate outstanding balance of approximately $7.0 million ceased to perform under modified terms and as a result the Bank accepted a deed in lieu of foreclosure. During the quarter ended September 30, 2018, the Company established a specific reserve of approximately $1.3 million in its allowance for loan losses as part of its quarterly credit review of the loan.  The loan was performing under the terms of its modification agreement and had a letter of intent in place with an interested national tenant.   During the quarter ended December 31, 2018, the Bank was alerted that the letter of intent fell through with a prospective national tenant.  Subsequently, the loan was charged down by $1.2 million, to the appraised estimated fair market value less additional costs to sell the property, to a value of $5.8 million and transferred to OREO.  The Bank engaged a national real estate broker to list and market the property. During the fourth fiscal quarter of 2019 a national tenant signed a lease agreement that is expected to make this OREO property produce income.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in our market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with amortization typically not greater than 25 years and loan-to-value ratios of not more than 80 percent. Interest rates are either fixed or adjustable, based upon the index rate plus a margin, and fees ranging from 0.5 percent to 1.50 percent are charged to the borrower at the origination of the loan. Prepayment fees are charged on most loans in the event of early repayment. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2019, there were no non-accruing commercial real estate mortgage loans and an aggregate of $10.0 million of our commercial real estate loans at such date were classified for regulatory reporting purposes as substandard.  As of September 30, 2019, $5.9 million, or 58.5 percent of our allowance for loan losses was allocated to commercial real estate mortgage loans. In addition, at September 30, 2019 we had $5.8 million of OREO which was acquired from a foreclosure, or our acceptance of a deed-in-lieu of foreclosure, on a commercial real estate loan. At September 30, 2018, we had no OREO.  As of September 30, 2019, our commercial real estate loans held in portfolio that were deemed performing troubled debt restructurings decreased to $9.7 million from $16.9 million at September 30, 2018 primarily due to one commercial real estate loan with an aggregate outstanding balance of approximately $7.0 million moving to OREO in the first fiscal quarter of 2019.

At September 30, 2019, our loan portfolio included 19 loans with an aggregate book value of $62.9 million secured by multi-family (more than four units) properties, constituting 6.2 percent of our gross loans at such date. As of September 30, 2019, we had no non-accruing multi-family loans.

At September 30, 2019, we had $104.2 million in commercial business loans (10.2 percent of gross loans outstanding) in portfolio. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area. The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2019, we had no non-accruing other commercial loans in our loan portfolio. At such date, approximately $636,000 or 6.3 percent of the allowance for loan losses was allocated to commercial business loans.  At September 30, 2019 and 2018, we held no other commercial loans in portfolio that were deemed performing troubled debt restructurings.

In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, our practice in recent periods is to impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service/debt service) of not less than 120 percent. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $35.3 million or 3.6 percent of our total loan portfolio at September 30, 2019. The largest components of our consumer loans are home equity lines of credit, which amounted to $19.5 million at September 30, 2019 and loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $13.7 million at September 30, 2019. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity lines of credit are variable rate loans tied to LIBOR, treasury, and prime rates. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 15 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that the maximum loan-to-value ratio on our home equity lines of credit is 80 percent, when the Bank has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 75 percent, when the Bank does not have the first mortgage. At September 30, 2019, the unused portion of our home equity lines of credit was $21.4 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.  In the year ended September 30, 2019, we charged-off $82,000 of consumer loans mostly consisting of second mortgage loans, as compared to $90,000 of charge-offs, mostly consisting of second mortgage loans, during fiscal 2018. As of September 30, 2019, we had $259,000 of non-accruing second mortgage loans and no non-accruing home equity lines of credit, representing a decrease of $65,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2018. At September 30, 2019, $1.0 million of our consumer loans were classified as substandard consumer loans. At September 30, 2019, an aggregate of $389,000 of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

The following table presents the contractual maturity of our loans held in portfolio at September 30, 2019. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	At September 30, 2019, Maturing
	In One Year or Less	After One Years Through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$726	$4,774	$214,511	$220,011
Construction and Development:
Residential and commercial	33,114	7,232	—	40,346
Land	—	2,356	1,064	3,420
Total construction and development	33,114	9,588	1,064	43,766
Commercial:
Commercial real estate	40,536	206,017	296,899	543,452
Farmland	—	3,650	3,913	7,563
Multi-family	42,322	1,551	19,011	62,884
Commercial and industrial	26,940	58,905	13,902	99,747
Other	—	3,780	670	4,450
Total commercial	109,798	273,903	334,395	718,096
Consumer:
Home equity lines of credit	—	1,323	18,183	19,506
Second mortgages	455	2,931	10,351	13,737
Other	1,280	382	368	2,030
Total consumer	1,735	4,636	28,902	35,273
Total	$145,373	$292,901	$578,872	$1,017,146
Loans with:
Fixed rates	$25,816	$185,773	$241,620	$453,209
Variable rates	119,556	107,112	337,269	563,937
Total	$145,372	$292,885	$578,889	$1,017,146

For additional information regarding loans, see Note 7 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (the “Allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such qualitative factors as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, value of underlying collateral, the level and trend of interest rates, and peer group statistics are also reviewed. At fiscal 2019 year-end, the level of the allowance was $10.1 million as compared to a level of $9.0 million at September 30, 2018. The Company made loan loss provisions of $2.4 million in fiscal 2019 compared with $954,000 in fiscal 2018 and $2.8 million in fiscal 2017. Provision expense was higher during the fiscal year ended September 30, 2019 due primarily to the TDR commercial real estate loan write-down of approximately $1.2 million and continued growth in the commercial loan portfolio. For the quarter ended December 31, 2018, the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of 10 banks with similar asset size within the same general geographic area of Malvern Bank. This new factor, added during the quarter ended December 31, 2018, amounted to an additional $390,000 added to the provision for the period. The level of the allowance during the respective annual fiscal periods of 2019, 2018 and 2017 reﬂects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Company’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2019, the allowance for loan losses amounted to 0.99 percent of total loans. In management’s view, the level of the allowance at September 30, 2019 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a ‘‘Forward Looking Statement’’ under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to signiﬁcant judgment and short-term change. The OCC, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. The OCC may require the Company to increase the allowance based on its analysis of information available to it at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting real estate in the Bank’s market areas and a deterioration of the economic climate, as well as, operating, regulatory and other conditions beyond the Company’s control. The allowance for loan losses as a percentage of total loans amounted to 0.99 percent, 0.99 percent and 1.00 percent at September 30, 2019, 2018 and 2017, respectively.

Net charge-offs were $1.3 million in fiscal 2019, compared to net charge-offs of $338,000 in fiscal 2018 and net recoveries of $180,000 in fiscal 2017. Charge-offs were higher in the commercial real estate portfolio segment in fiscal 2019 than in fiscal 2018 due to one commercial real estate loan charged down by $1.2 million as stated above. Charge-offs related to commercial real estate loans, increased $1.1 million in fiscal 2019 compared to fiscal 2018.

Five-Year Statistical Allowance for Loan Losses

The following table reﬂects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past ﬁve years.

	September 30,
	2019	2018	2017	2016	2015
	(In thousands)
Average loans outstanding	$973,588	$856,066	$738,496	$507,973	$384,125
Total loans at end of period	$1,017,146	$910,591	$842,146	$578,386	$394,198
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$9,021	$8,405	$5,434	$4,667	$4,589
Charge-offs:
Residential mortgage	17	60	—	9	—
Construction and Development:
Residential and commercial	—	—	—	91	1
Commercial:
Commercial real estate	1,418	276	—	99	48
Commercial and industrial	—	45	—	—	—
Consumer:
Second mortgages	45	88	218	291	138
Other	37	2	5	70	34
Total charge-offs	1,517	471	223	560	221
Recoveries:
Residential mortgage	79	58	2	17	17
Construction and Development:
Residential and commercial	—	—	90	243	98
Commercial:
Commercial real estate	23	11	40	3	9
Commercial and industrial	4	4	9	3	3
Consumer:
Home equity lines of credit	1	1	18	1	2
Second mortgages	94	52	232	100	69
Other	11	7	12	13	11
Total recoveries	212	133	403	380	209
Net charge-offs (recoveries)	1,305	338	(180)	180	12
Provision for loan losses	2,379	954	2,791	947	90
Balance at end of year	$10,095	$9,021	$8,405	$5,434	$4,667
Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.13%	0.04%	(0.02)%	0.04%	0.00%
Allowance for loan losses as a percentage of total loans at end of year	0.99%	0.99%	1.00%	0.94%	1.18%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2019		2018		2017		2016		2015
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(In thousands)
Residential mortgage	$1,364	21.6%	$1,062	21.7%	$1,004	22.8%	$1,201	36.2%	$1,486	54.5%
Construction and Development:
Residential and commercial	523	4.0	393	4.1	523	4.2	199	3.2	30	1.5
Land loans	20	0.3	49	1.0	132	2.2	97	1.7	35	0.5
Commercial:
Commercial real estate	5,903	53.4	5,031	54.2	3,581	52.0	1,874	40.0	1,235	22.2
Farmland	49	0.7	66	1.3	9	0.2
Multi-family	369	6.2	232	5.0	224	4.7	109	3.4	104	1.9
Commercial and industrial	615	9.8	443	8.1	520	8.4	155	5.8	108	3.4
Other	21	0.4	24	0.7	21	0.5	3	0.9	—	—
Consumer:
Home equity lines of credit	122	1.9	82	1.6	90	2.0	116	3.4	139	5.8
Second mortgages	267	1.4	326	2.0	402	2.7	467	5.0	761	9.6
Other	23	0.3	51	0.3	27	0.3	34	0.4	24	0.6
Total allocated	9,276	100.0	7,759	100.0	6,533	100.0	4,255	100.0	3,922	100.0
Unallocated	819	—	1,262	—	1,872	—	1,179	—	745	—
Balance at end of period	$10,095	100.0%	$9,021	100.0%	$8,405	100.0%	$5,434	100.0%	$4,667	100.0%

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and troubled debt restructurings.

	At September 30,
	2019	2018	2017	2016	2015
	(In thousands)
Non-accrual loans	$1,821	$2,687	$1,038	$1,617	$1,399
Accruing loans past due 90 days or more	502	374	173	696	—
Total non-performing loans	2,323	3,061	1,211	2,313	1,399
Other real estate owned	5,796	—	—	—	1,168
Total non-performing assets	$8,119	$3,061	$1,211	$2,313	$2,567
Troubled debt restructured loans — performing	$12,170	$18,640	$2,238	$2,039	$1,091

At September 30, 2019, non-performing assets totaled $8.1 million, or 0.64 percent of total assets, as compared with $3.1 million, or 0.30 percent, at September 30, 2018. The increase in non-performing assets at September 30, 2019 compared to September 30, 2018 was primarily due to the transfer to OREO of one commercial real estate loan in the amount of $5.8 million.

TDR loans totaled $13.3 million and $18.9 million at September 30, 2019 and at September 30, 2018, respectively. A total of $12.2 million and $18.6 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at September 30, 2019 and September 30, 2018, respectively. At September 30, 2019, four troubled debt restructured loans with an outstanding balance of approximately $1.1 million, were deemed non-performing, while three troubled debt restructured loans with an outstanding balance of approximately $289,000, were deemed non-performing at September 30, 2018. The performing troubled debt restructured loans decreased by $6.5 million at September 30, 2019 compared to September 30, 2018 primarily due to the transfer of one commercial real estate loan with an aggregate outstanding balance of approximately $7.0 million to OREO in the first fiscal quarter of 2019 partially offset by three residential loans and two consumer loans with an aggregate outstanding balance of approximately $496,000 and $92,000, respectively, moving to TDR status during fiscal 2019.

Total non-performing assets increased $1.9 million from September 30, 2017 to September 30, 2018. The increase in non-performing assets from September 30, 2017 was attributable to  the addition of eight residential mortgage loans with an aggregate outstanding balance of approximately $1.3 million, one commercial loan with an outstanding balance of approximately $520,000 and ten consumer loans with an aggregate outstanding balance of approximately $306,000 moving into non-accrual status and a $308,000 increase in residential mortgage loans receivable greater than 90 days and accruing.

Provision for Income Taxes

The Company recorded $2.5 million in income tax expense in fiscal 2019 compared to $4.3 million in income tax expense in fiscal 2018. The effective tax rates for the Company for the years ended September 30, 2019 and 2018 were 20.9 percent and 36.9 percent, respectively. For a more detailed description of income taxes see Note 13 of the Notes to Consolidated Financial Statements.

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

At September 30, 2019, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.54:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low throughout 2019, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2019, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2019, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(In thousands)
Interest-earning assets(1):
Loans receivable(2)	$304,170	$86,513	$256,908	$278,184	$89,550	$1,015,325
Investment securities and restricted securities	13,312	5,550	5,054	8,716	19,491	52,123
Other interest-earning assets	152,143	—	—	—	—	152,143
Total interest-earning assets	469,625	92,063	261,962	286,900	109,041	1,219,591
Interest-bearing liabilities:
Demand and NOW accounts	13,073	13,073	52,291	52,291	171,311	302,039
Money market accounts	25,751	25,751	103,004	121,919	219	276,644
Savings accounts	1,818	1,818	7,273	7,273	23,693	41,875
Certificate accounts	115,975	75,243	63,617	15,738	6,996	277,569
FHLB advances and subordinated debt	65,000	28,000	64,619	—	—	157,619
Total interest-bearing liabilities	221,617	143,885	290,804	197,221	202,219	1,055,746
Interest-earning assets less interest- bearing liabilities	$248,008	$(51,822)	$(28,842)	$89,679	$(93,178)	$163,845
Cumulative interest-rate sensitivity gap(3)	$248,008	$196,186	$167,344	$257,023	$163,845
Cumulative interest-rate gap as a percentage of total assets at September 30, 2019	19.60%	15.51%	13.23%	20.31%	12.95%
Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities at September 30, 2019	211.91%	153.68%	125.50%	130.11%	115.52%

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

The table below sets forth as of September 30, 2019 and 2018 the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2019			As of September 30, 2018
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(In thousands)
+300	$166,280	$(4,588)	(3)%	$124,186	$(25,162)	(17)%
+200	170,385	(483)	—	133,197	(16,151)	(11)
+100	172,926	2,058	1	142,132	(7,216)	(5)
0	170,868	—	—	149,348	—	—
-100	164,043	(6,825)	(4)	152,538	3,190	2

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2019.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(In thousands)
200	$32,562	$3,545	12.22%
100	30,886	1,869	6.44
Static	29,017	—	—
(100)	27,252	(1,765)	(6.08)

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

At September 30, 2019, the Company had $153.5 million in cash and cash equivalents compared to $30.8 million at September 30, 2018. In addition, our investment securities available-for-sale amounted to $18.4 million at September 30, 2019 and $24.3 million at September 30, 2018.

Deposits

Total deposits increased to $953.8 million at September 30, 2019 from $774.2 million at September 30, 2018. Deposit growth during the year is a result of business development efforts, expanded market presence, and the higher visibility of the Bank. Total interest-bearing deposits increased from $732.5 million at September 30, 2018 to $898.1 million at September 30, 2019, an increase of $165.6 million or 22.6 percent. Interest-bearing demand, savings, money market and time deposits under $100,000 increased $124.0 million to a total of $696.6 million at September 30, 2019 as compared to $572.6 million at September 30, 2018. Time deposits $100,000 and over increased $41.7 million at September 30, 2019 as compared to September 30, 2018. Time deposits $100,000 and over represented 21.1 percent of total deposits at September 30, 2019 compared to 20.7 percent at September 30, 2018. We had brokered deposits totaling $73.1 million at September 30, 2019 compared to $88.3 million at September 30, 2018.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the savings and money market balances during fiscal 2019.

The following table depicts the Company’s deposits classified by interest rates with percentages to total deposits at September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(In thousands)
Balances by types of deposit:
Savings	$41,875	4.4%	$44,642	5.8%	$(2,767)
Money market accounts	276,644	29.0	270,834	35.0	5,810
Interest bearing demand	302,039	31.7	184,073	23.8	117,966
Non-interest bearing demand	55,684	5.8	41,677	5.4	14,007
	$676,242	70.9	$541,226	70.0	$135,016
Certificates of deposit	277,569	29.1	232,937	30.0	44,632
Total	$953,811	100.0%	$774,163	100.0%	$179,648

At September 30, 2019, our certificates of deposit and other time deposits with a balance of $100,000 or more amounted to $201.6 million, of which $147.9 million are scheduled to mature within twelve months. At September 30, 2019, the weighted average remaining maturity of our certificate of deposit accounts was 13.3 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $100,000 or more at September 30, 2019.

Amount
(In thousands)
Maturity Period:
Three months or less	$58,142
Over three months through six months	33,700
Over six months through twelve months	56,022
Over twelve months	53,712
Total	$201,576

Borrowings

Borrowings from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2019, and 2018, the Company’s outstanding balance of FHLB advances, totaled $133.0 million and $118.0 million, respectively. Of the $133.0 million in advances as of September 30, 2019, $28.0 million represents long-term, fixed-rate advances maturing in 2020 that have terms enabling the FHLB to call the borrowing at its option prior to maturity. At September 30, 2019, there were five short-term FHLB advances totaling $105.0 million of fixed-rate borrowing with rollover of 90 days.

During fiscal 2019 the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source. At September 30, 2018, the Company had $2.5 million in securities sold under agreements to repurchase at a rate of 2.5 percent.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the year ended September 30, 2019, cash and cash equivalents increased by $122.7 million over the balance at September 30, 2018. Net cash of $10.2 million was provided by operating activities in fiscal 2019 compared to net cash of $9.1 million provided by operating activities in fiscal 2018. Net cash used in investing activities amounted to approximately $103.1 million in fiscal 2019 compared to net cash used in investing activities of approximately $76.4 million in fiscal 2018. Net cash of $215.6 million was provided by financing activities in fiscal 2019 compared to net cash of $19.0 million used in financing activities in fiscal 2018.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In thousands)
Commitments to extend credit:(1)
Future loan commitments	$40,976	$52,390
Undisbursed construction loans	27,645	25,128
Undisbursed home equity lines of credit	21,447	26,498
Undisbursed commercial lines of credit	88,164	71,391
Overdraft protection lines	1,363	1,312
Standby letters of credit	11,589	7,122
Total commitments	$191,184	$183,841

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Shareholders’ Equity

Total shareholders’ equity amounted to $142.5 million, or 11.3 percent of total assets, at September 30, 2019, compared to $110.8 million, or 10.7 percent of total assets at September 30, 2018. Book value per common share was $18.35 at September 30, 2018, compared to $16.84 at September 30, 2018. As previously disclosed in the Company’s Form 8-K filed on October 9, 2018, the Company closed an underwritten public offering of shares of our common stock for gross proceeds of $25.0 million and net proceeds of approximately $23.3 million (after deducting the underwriting discount and other estimated offering expenses).

Capital

Malvern Bank’s capital ratios as of September 30, 2019 and September 30, 2018 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$153,086	12.23%	$50,055	4.00%	$62,569	5.00%	$90,517	7.23%
Common equity Tier 1 (to risk-weighted assets)	$153,086	15.38	44,788	4.50	64,694	6.50	88,392	8.88
Tier 1 risk-based capital (to risk-weighted assets)	$153,086	15.38	59,717	6.00	79,623	8.00	73,463	7.38
Total risk-based capital (to risk-weighted assets)	$163,253	16.40	79,623	8.00	99,529	10.00	63,724	6.40
As of September 30, 2018:
Tier 1 leverage (core) capital (to adjusted tangible assets)	$131,746	12.71%	$41,450	4.00%	$51,812	5.00%	$79,934	7.71%
Common equity Tier 1 (to risk-weighted assets)	$131,746	15.09	39,293	4.50	56,756	6.50	74,990	8.59
Tier 1 risk-based capital (to risk-weighted assets)	$131,746	15.09	52,390	6.00	69,853	8.00	61,893	7.09
Total risk-based capital (to risk-weighted assets)	$140,833	16.13	69,853	8.00	87,317	10.00	53,516	6.13

Malvern Bancorp’s capital ratios as of September 30, 2019 and September 30, 2018 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$142,508	11.38%	$50,091	4.00%	$62,614	5.00%	$79,894	6.38%
Common equity Tier 1 (to risk-weighted assets)	$142,508	14.30	44,838	4.50	64,766	6.50	77,741	7.80
Tier 1 risk-based capital (to risk-weighted assets)	$142,508	14.30	59,784	6.00	79,713	8.00	62,795	6.30
Total risk-based capital (to risk-weighted assets)	$177,293	17.79	79,713	8.00	99,641	10.00	77,652	7.79
As of September 30, 2018:
Tier 1 leverage (core) capital (to adjusted tangible assets)	$110,239	10.63%	$41,491	4.00%	$51,864	5.00%	$58,375	5.63%
Common equity Tier 1 (to risk-weighted assets)	$110,239	12.62	39,322	4.50	56,799	6.50	53,440	6.12
Tier 1 risk-based capital (to risk-weighted assets)	$110,239	12.62	52,430	6.00	69,906	8.00	40,333	4.62
Total risk-based capital (to risk-weighted assets)	$143,787	16.45	69,906	8.00	87,383	10.00	56,404	6.45

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

This Item has been omitted based on the Company’s status as a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Malvern Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2018.

Allentown, Pennsylvania

December 16, 2019

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2019	2018
	(Dollars in thousands, except share data)
Assets
Cash and due from depository institutions	$1,400	$1,563
Interest bearing deposits in depository institutions	152,143	29,271
Cash and Cash Equivalents	153,543	30,834
Investment securities available for sale, at fair value (amortized cost of $18,522 and $24,804 at September 30, 2019 and 2018, respectively)	18,411	24,298
Investment securities held to maturity, at cost (fair value of $22,609 and $28,968 at September 30, 2019 and 2018, respectively)	22,485	30,092
Restricted stock, at cost	11,129	8,537
Loans receivable, net of allowance for loan losses of $10,095 and $9,021 at September 30, 2019 and 2018, respectively	1,007,714	902,136
Other real estate owned	5,796	—
Accrued interest receivable	4,253	3,800
Property and equipment, net	6,678	7,181
Deferred income taxes, net	2,840	3,195
Bank-owned life insurance	19,891	19,403
Other assets	12,482	4,475
Total Assets	$1,265,222	$1,033,951
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Deposits-noninterest-bearing	$55,684	$41,677
Deposits-interest-bearing	898,127	732,486
Total Deposits	953,811	774,163
FHLB advances	133,000	118,000
Other short-term borrowings	—	2,500
Subordinated debt	24,619	24,461
Advances from borrowers for taxes and insurance	1,761	1,305
Accrued interest payable	978	784
Other liabilities	8,545	1,915
Total Liabilities	1,122,714	923,128
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,782,258 and 7,765,395 shares issued and outstanding, respectively, at September 30, 2019 and 6,580,879 shares at September 30, 2018	78	66
Additional paid-in-capital	84,783	61,099
Retained earnings	59,744	50,412
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,192)	(1,338)
Accumulated other comprehensive (loss) income	(569)	584
Treasury stock, at cost: 16,863 shares at September 30, 2019	(336)	—
Total Shareholders’ Equity	142,508	110,823
Total Liabilities and Shareholders’ Equity	$1,265,222	$1,033,951

See notes to consolidated financial statements.

56

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2019	2018
	(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$43,574	$36,862
Investment securities, taxable	982	1,094
Investment securities, tax-exempt	207	251
Dividends, restricted stock	627	467
Interest-bearing cash accounts	2,265	1,356
Total Interest and Dividend Income	47,655	40,030
Interest Expense
Deposits	14,348	9,200
Short-term borrowings	7	68
Long-term borrowings	2,693	2,200
Subordinated debt	1,532	1,527
Total Interest Expense	18,580	12,995
Net Interest Income	29,075	27,035
Provision for Loan Losses	2,379	954
Net Interest Income after Provision for Loan Losses	26,696	26,081
Other Income
Service charges and other fees	1,796	1,268
Rental income	243	268
Net gains on sale of investments	28	—
Net gains on sale of real estate	—	1,186
Net gains on sale of loans	37	102
Earnings on bank-owned life insurance	488	480
Total Other Income	2,592	3,304
Other Expense
Salaries and employee benefits	8,541	8,193
Occupancy expense	2,256	2,295
Federal deposit insurance premium	221	298
Advertising	107	152
Data processing	1,024	1,098
Professional fees	1,799	2,891
Other real estate owned expense, net	192	—
Pennsylvania shares tax	431	—
Other operating expenses	2,916	2,876
Total Other Expenses	17,487	17,803
Income before income tax expense	11,801	11,582
Income tax expense	2,469	4,276
Net Income	$9,332	$7,306
Earnings Per Common Share:
Basic	$1.22	$1.13
Diluted	$1.22	$1.13
Weighted Average Common Shares Outstanding
Basic	7,638,866	6,456,154
Diluted	7,639,166	6,459,510

See notes to consolidated financial statements.

57

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2019	2018
Net Income	$9,332	$7,306
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	419	(229)
Tax effect	(88)	48
Net of tax amount	331	(181)
Reclassification adjustment for net gains arising during the period(1)	(28)	—
Tax effect	6	—
Net of tax amount	(22)	—
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	4	6
Tax effect	(1)	(1)
Net of tax amount	3	5
Fair value adjustment on derivatives	(1,855)	868
Tax effect	390	(203)
Net of tax amount	(1,465)	665
Total other comprehensive (loss) income	(1,153)	489
Total comprehensive income	$8,179	$7,795

(1)	Amounts are included in net gains on sale of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

58

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended September 30, 2019 and 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(In thousands, except share data)
Balance, October 1, 2017	$66	$60,736	$43,139	$(1,483)	$62	—	$102,520
Net Income	—	—	7,306	—	—	—	7,306
Reclassification of certain tax effects from accumulated other comprehensive income			(33)		33	—	—
Other comprehensive income	—	—	—	—	489	—	489
Committed to be released ESOP shares (14,400 shares)	—	221	—	145	—	—	366
Stock based compensation	—	142	—	—	—	—	142
Balance, September 30, 2018	$66	$61,099	$50,412	$(1,338)	$584	—	$110,823
Net Income	—	—	9,332	—	—	—	9,332
Other comprehensive loss	—	—	—	—	(1,153)	—	(1,153)
Treasury stock activity	—	—	—	—	—	(336)	(336)
Stock issuance (net issuance of proceeds of $25,000)	12	23,332	—	—	—	—	23,344
Committed to be released ESOP shares (14,400 shares)	—	143	—	146	—	—	289
Stock based compensation	—	209	—	—	—	—	209
Balance, September 30, 2019	$78	$84,783	$59,744	$(1,192)	$(569)	$(336)	$142,508

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities
Net income	$9,332	$7,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	761	758
Provision for loan losses	2,379	954
Deferred income taxes expense	231	3,353
ESOP expense	289	366
Stock based compensation	209	142
Amortization of premiums and discounts on investment securities, net	275	360
Amortization (accretion) of loan origination fees and costs	183	(77)
Amortization of mortgage service rights	45	45
Amortization of subordinated debt issuance costs	158	158
Net gain on sale of investment securities available for sale	(28)	—
Net gain on sale of real estate	—	(1,186)
Net gain on sale of secondary market loans	(37)	(102)
Proceeds on sale of secondary market loans	2,867	9,189
Originations of secondary market loans	(2,830)	(9,087)
Earnings on bank-owned life insurance	(488)	(480)
Increase in accrued interest receivable	(453)	(661)
Increase in accrued interest payable	194	90
Increase (decrease) in other liabilities	6,630	(1,631)
Increase in other assets	(9,476)	(439)
Net Cash Provided by Operating Activities	10,241	9,058
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(17,890)	(30,140)
Sales	2,055	—
Maturities, calls and principal repayments	22,092	20,123
Investment securities held-to-maturity:
Maturities, calls and principal repayments	7,385	4,545
Proceeds from sale of loans	384	—
Net increase in loans	(114,320)	(68,682)
Net increase in restricted stock	(2,592)	(2,979)
Proceeds from sale of real estate	—	1,315
Purchases of property and equipment	(258)	(561)
Net Cash Used in Investing Activities	(103,144)	(76,379)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	179,648	(16,233)
Proceeds for long-term borrowings	70,000	140,000
Repayment of long-term borrowings	(55,000)	(140,000)
Repayment of other borrowed money	(2,500)	(2,500)
Increase (decrease) in advances from borrowers for taxes and insurance	456	(248)
Net proceeds from issuance of common stock	23,344	—
Acquisition of treasury stock	(336)	—
Net Cash Provided by (Used in) Financing Activities	215,612	(18,981)
Net Increase (Decrease) in Cash and Cash Equivalents	122,709	(86,302)
Cash and Cash Equivalent - Beginning	30,834	117,136
Cash and Cash Equivalent - Ending	$153,543	$30,834
Supplementary Cash Flows Information
Interest paid	$18,386	$12,904
Non-cash transfer to other real estate owned	$5,796	$—
Non-cash transfer of loans to loans held for sale	$367	$—
Income taxes paid	$1,367	$2,630

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

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its twelve other banking locations in Chester, Delaware and Bucks counties, Pennsylvania, Palm Beach, Florida, and Morristown, New Jersey, its New Jersey regional headquarters.  The Bank also maintains a representative office in Wellington, Florida.  The Bank’s primary market niche is providing personalized service to its client base.

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

The Bank owns 100 percent of Malvern Insurance Associates, LLC (“Malvern Associates”), a Pennsylvania limited liability company.  Malvern Associates is a licensed insurance broker under Pennsylvania and New Jersey law.

The Bank owns a 10 percent non-controlling interest in Bell Rock Capital, LLC (“Bell Rock”), a Delaware limited liability company and investment advisor registered with the SEC, and headquartered in Rehoboth Beach, Delaware.

Certain mortgage-backed securities of the Bank are held through Delaware statutory trusts, 5 percent of which are owned by the Bank and 95 percent of which are owned by Coastal Asset Management Co., a Delaware corporation which is wholly owned by the Bank.

The Bank owns a 3.39 percent interest in Bankers Settlement Services Capital Region, LLC, a Pennsylvania limited liability company which acts as a title insurance agent or agency.

The Bank owns 100 percent of Joliet 55 LLC., a New Jersey limited liability company which holds an other real estate owned (“OREO”) asset.

The banking industry is highly regulated.  The Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”), and the Company is supervised by the Board of Governors of the Federal Reserve Board (the “FRB”).

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date and through the date these consolidated financial statements are being issued for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2019 and 2018 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester County, Pennsylvania. In addition to Chester County, our lending efforts are focused in neighboring Bucks County, Montgomery County and Delaware County, which are also in southeastern Pennsylvania, New Jersey and the New York metropolitan marketplace. Note 6 discusses the types of investment securities that the Company invests in.  Note 7 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified portfolio, its debtor’s ability to honor their contracts is influenced by, among other factors, the region’s economy.

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

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of zero at September 30, 2019 and 2018.

Investment Securities

Held-to-maturity (“HTM”) are securities that includes debt securities that the Company has the positive intent and the ability to hold to maturity. These securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2019 and 2018, the Company had no investment securities classified as trading. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Receivable

The Company, through the Bank, grants mortgage, construction, commercial and consumer loans to customers. Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania, New Jersey and the New York metropolitan marketplace, Delaware and Florida markets. The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, the real estate and general economic conditions in this area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Reserves for unfunded lending commitments represent management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statements of financial condition.

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

9.   A single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of ten banks with similar asset size within the same general geographic area of the Bank.

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

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 95 percent, provided that the borrower obtains private mortgage insurance on loans that exceed 80 percent of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one- to four-family first mortgage loans.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2019 and 2018, restricted stock consists of the common stock of the Federal Reserve Bank, FHLB and Atlantic Community Bankers Bank (“ACBB”).

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

During the years ended September 30, 2019 and 2018, there were net repurchases of restricted stock of $2.6 million and $3.0 million, respectively. Also, as of September 30, 2019 and 2018, the number of restricted shares was 137,148 and 108,151, respectively. There were approximately $627,000 and $467,000 of dividends on restricted stock received or recognized in income for fiscal years 2019 and 2018, respectively.

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

Bank-Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in other income on the statements of operations.

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $135,000 and $121,000 for fiscal 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $875,000 and $970,000 at September 30, 2019 and 2018, respectively. Distributions from the Plan for each of the fiscal years 2019 and 2018 were approximately $100,000 and $93,000, respectively. The expense associated with the Plans for the years ended September 30, 2019 and 2018 was $4,000 and $5,000, respectively.

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

The Company recognized $795,000 of net swap fees through the Bank’s commercial loan hedging program during fiscal 2019.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense was $107,000 and $152,000 in fiscal 2019 and 2018, respectively.

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

For securities transferred from available for sale to held to maturity, the Company records the amortization and/or accretion of unrealized holding losses on such investment securities, in accumulated other comprehensive (loss) income.

The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of deferred income tax, in accumulated other comprehensive (loss) income.

Reclassifications

Certain reclassifications have been made to the previous year’s consolidated financial statements to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated statements of financial condition.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated statement of financial condition.  There were no loans classified as held for sale as of September 30, 2019 and September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Treasury stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Recently Issued Accounting Pronouncements

Receivables. In March 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this standard effective October 1, 2019. Adoption of this ASU did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Derivatives.  In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). This ASU applies to all entities that elect to apply hedge accounting to benchmark interest rate hedges under Topic 815. It permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes in addition to the existing applicable rates. The guidance is required to be adopted concurrently with ASU 2017-12, on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after adoption. The Company early adopted this standard effective October 1, 2018. Adoption of this ASU did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2019 and is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU will be effective for interim and annual periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

beginning after December 15, 2019, with early adoption permitted.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impact on the consolidated earnings, financial position and cash flows of the Company, upon adoption of this ASU are currently unknown.  On October 16, 2019, the FASB approved its August 2019 proposal to delay effective date for adopting credit losses CECL standard for certain small reporting companies and private companies/ not-for-profit organizations to January 2023. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842) making this ASU effective for interim and annual periods beginning after December 15, 2022. As such the Company would be required to implement the ASU on October 1, 2023.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. This ASU will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. This ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to apply this optional transition method upon adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. The Company adopted the guidance in these ASUs on October 1, 2019 and will not restate comparative periods. As a result, the Company recorded ROU assets and related lease liabilities of approximately $3.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Non-Interest Income (Continued)	Year Ended September 30,
(In thousands)	2019	2018
Rental income	$243	$268
Net gains on sales of investments	28	—
Net gains on sale of real estate	—	1,186
Net gains on sale of loans	37	102
Earnings on bank-owned life insurance	488	480
Non-interest income within the scope of other GAAP topics	796	2,036
ATM fees	6	10
Credit card fee income	24	23
DDA fee income	132	134
DDA service fees	75	69
Debit card fees	251	238
Other loan fee income	1,036	550
Other fee income	238	237
Other non-interest income	34	7
Non-interest income from contracts with customers	$1,796	$1,268
Total Non-interest Income	$2,592	$3,304

The increase in other loan fee income during the fiscal year ended September 30, 2019 is primarily due to the recognition of net swap fees through the Bank’s commercial loan hedging program during fiscal 2019.

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal year ended September 30, 2019, the Company issued stock options to purchase 7,000 shares of common stock, as well as 12,674 restricted shares, which are considered CSEs. For the fiscal year ended September 30, 2018, the Company issued stock options to purchase 6,996 shares of common stock, as well as 6,400 restricted shares, which are considered CSEs.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except share data)	2019	2018
Net Income	$9,332	$7,306
Weighted average shares outstanding	7,746,409	6,578,097
Average unearned ESOP shares	(107,543)	(121,943)
Basic weighted average shares outstanding	7,638,866	6,456,154
Plus: effect of dilutive options and restricted stock	300	3,356
Diluted weighted average common shares outstanding	7,639,166	6,459,510
Earnings per share:
Basic	$1.22	$1.13
Diluted	$1.22	$1.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Employee Stock Ownership Plan

The Company established an ESOP for substantially all of its full-time employees. As of September 30, 2019, the current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5 percent, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During each of the years ended September 30, 2019 and 2018, there were 14,400 shares committed to be released.  At September 30, 2019, there were 100,365 unallocated shares and 158,853 allocated shares held by the ESOP.  The unallocated shares had an aggregate fair value of approximately $2.2 million at September 30, 2019.

Note 6 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at September 30, 2019 and 2018. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

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

The following tables present information related to the Company’s investment securities at September 30, 2019 and 2018.

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,000	$—	$—	$3,000
State and municipal obligations	4,715	17	—	4,732
Single issuer trust preferred security	1,000	—	(77)	923
Corporate debt securities	9,557	181	(232)	9,506
Mutual fund	250	—	—	250
Total	18,522	198	(309)	18,411
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,000	$—	$—	$1,000
State and municipal obligations	4,515	75	—	4,590
Corporate debt securities	3,608	182	—	3,790
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	13,362	3	(136)	13,229
Total	$22,485	$260	$(136)	$22,609
Total investment securities	$41,007	$458	$(445)	$41,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. Treasury notes	$9,996	$—	$(10)	$9,986
State and municipal obligations	6,953	—	(66)	6,887
Single issuer trust preferred security	1,000	—	(79)	921
Corporate debt securities	6,605	—	(351)	6,254
Mutual fund	250	—	—	250
Total	24,804	—	(506)	24,298
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,999	$—	$(20)	$1,979
State and municipal obligations	8,181	—	(66)	8,115
Corporate debt securities	3,715	—	(49)	3,666
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	16,197	—	(989)	15,208
Total	$30,092	$—	$(1,124)	$28,968
Total investment securities	$54,896	$—	$(1,630)	$53,266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

For fiscal 2019,  proceeds of available-for-sale investment securities sold amounted to approximately $2.1 million. Gross realized gains on investment securities sold amounted to approximately $28,000.  For fiscal 2018, no available-for-sale investment securities were sold.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2019 and 2018.

	September 30, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
Single issuer trust preferred security	—	—	923	(77)	923	(77)
Corporate debt securities	—	—	3,268	(232)	3,268	(232)
Total	$—	$—	$4,191	$(309)	$4,191	$(309)
Investment Securities Held-to-Maturity:
Mortgage-backed securities:
CMO, fixed-rate	1,315	(4)	10,894	(132)	12,209	(136)
Total	1,315	(4)	10,894	(132)	12,209	(136)
Total investment securities	$1,315	$(4)	$15,085	$(441)	$16,400	$(445)

	September 30, 2018
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. Treasury notes	$9,986	$(10)	$—	$—	$9,986	$(10)
State and municipal obligations	5,433	(56)	1,000	(10)	6,433	(66)
Single issuer trust preferred security	—	—	921	(79)	921	(79)
Corporate debt securities	—	—	6,254	(351)	6,254	(351)
Total	$15,419	$(66)	$8,175	$(440)	$23,594	$(506)
Investment Securities Held-to-Maturity:
U.S. government agencies	—	—	1,979	(20)	1,979	(20)
State and municipal obligations	8,115	(66)	—	—	8,115	(66)
Corporate securities	3,666	(49)	—	—	3,666	(49)
Mortgage-backed securities:
CMO, fixed-rate	127	(6)	15,081	(983)	15,208	(989)
Total	11,908	(121)	17,060	(1,003)	28,968	(1,124)
Total investment securities	$27,327	$(187)	$25,235	$(1,443)	$52,562	$(1,630)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

As of September 30, 2019, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2019, the Company held two corporate securities, thirty-four mortgage-backed securities, and one single issuer trust preferred security which were in an unrealized loss position. As of September 30, 2018, the Company held one U.S. government Treasury note, two U.S. government agency securities, seventeen municipal bonds, four corporate securities, thirty-seven mortgage-backed securities, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2019 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $6.4 million and $17.9 million at September 30, 2019 and September 30, 2018, respectively, were pledged to secure public deposits. Pledged investment securities having a carrying value of $4.0 million at September 30, 2019 were pledged to secure hedges. There were no pledged investment securities pledged to secure hedges at September 30, 2018. In addition, no investment securities were pledged to secure short-term borrowings at September 30, 2019. Investment securities having a carrying value of $3.1 million were pledged to secure short-term borrowings at September 30, 2018.

The following table presents information for investment securities at September 30, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2019
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$1,538	$1,544
Due after one year through five years	9,010	9,044
Due after five years through ten years	7,974	7,823
Due after ten years	—	—
Total	$18,522	$18,411
Investment Securities Held-to-Maturity:
Due in one year or less	$1,000	$1,000
Due after one year through five years	—	—
Due after five years through ten years	5,436	5,691
Due after ten years	2,687	2,689
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	13,362	13,229
Total	$22,485	$22,609
Total investment securities	$41,007	$41,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated:

	September 30,
	2019	2018
	(In thousands)
Residential mortgage	$220,011	$197,219
Construction and Development:
Residential and commercial	40,346	37,433
Land	3,420	9,221
Total Construction and Development	43,766	46,654
Commercial:
Commercial real estate	543,452	493,929
Farmland	7,563	12,066
Multi-family	62,884	45,102
Commercial and industrial	99,747	73,895
Other	4,450	6,164
Total Commercial	718,096	631,156
Consumer:
Home equity lines of credit	19,506	14,884
Second mortgages	13,737	18,363
Other	2,030	2,315
Total Consumer	35,273	35,562
Total loans	1,017,146	910,591
Deferred loan fees and cost, net	663	566
Allowance for loan losses	(10,095)	(9,021)
Total loans receivable, net	$1,007,714	$902,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2019 and 2018.

	Year Ended September 30, 2019
		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	—	—	(1,418)	—	—	—	—	—	(45)	(37)	—	(1,517)
Recoveries	79	—	—	23	—	—	4	—	1	94	11	—	212
Provisions	240	130	(29)	2,267	(17)	137	168	(3)	39	(108)	(2)	(443)	2,379
Ending Balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Ending balance: individually evaluated for impairment	$—	$—	$—	$57	$—	$—	$—	$—	$—	$100	$—	$—	$157
Ending balance: collectively evaluated for impairment	$1,364	$523	$20	$5,846	$49	$369	$615	$21	$122	$167	$23	$819	$9,938
Loans receivable:
Ending balance	$220,011	$40,346	$3,420	$543,452	$7,563	$62,884	$99,747	$4,450	$19,506	$13,737	$2,030		$1,017,146
Ending balance: individually evaluated for impairment	$3,526	$—	$—	$9,707	$—	$—	$—	$—	$30	$728	$—		$13,991
Ending balance: collectively evaluated for impairment	$216,485	$40,346	$3,420	$533,745	$7,563	$62,884	$99,747	$4,450	$19,476	$13,009	$2,030		$1,003,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2018
		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,004	$523	$132	$3,581	$9	$224	$520	$21	$90	$402	$27	$1,872	$8,405
Charge-offs	(60)	—	—	(276)	—	—	(45)	—	—	(88)	(2)	—	(471)
Recoveries	58	—	—	11	—	—	4	—	1	52	7	—	133
Provisions	60	(130)	(83)	1,715	57	8	(36)	3	(9)	(40)	19	(610)	954
Ending Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Ending balance: individually evaluated for impairment	$—	$—	$—	$1,448	$—	$—	$—	$—	$—	$103	$26	$—	$1,577
Ending balance: collectively evaluated for impairment	$1,062	$393	$49	$3,583	$66	$232	$443	$24	$82	$223	$25	$1,262	$7,444
Loans receivable:
Ending balance	$197,219	$37,433	$9,221	$493,929	$12,066	$45,102	$73,895	$6,164	$14,884	$18,363	$2,315		$910,591
Ending balance: individually evaluated for impairment	$3,148	$—	$76	$17,409	$—	$—	$—	$—	$34	$635	$26		$21,328
Ending balance: collectively evaluated for impairment	$194,071	$37,433	$9,145	$476,520	$12,066	$45,102	$73,895	$6,164	$14,850	$17,728	$2,289		$889,263

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

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2019 and 2018.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2019:
Residential mortgage	$—	$—	$3,526	$3,526	$3,713
Commercial:
Commercial real estate	9,176	57	531	9,707	9,707
Consumer:
Home equity lines of credit	—	—	30	30	32
Second mortgages	123	100	605	728	790
Total impaired loans	$9,299	$157	$4,692	$13,991	$14,242
September 30, 2018:
Residential mortgage	$—	$—	$3,148	$3,148	$3,337
Construction and Development:
Land	—	—	76	76	76
Commercial:
Commercial real estate	16,343	1,448	1,066	17,409	17,685
Consumer:
Home equity lines of credit	—	—	34	34	34
Second mortgages	120	103	515	635	730
Other	26	26	—	26	26
Total impaired loans	$16,489	$1,577	$4,839	$21,328	$21,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized year ended September 30, 2019 and 2018.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2019:
Residential mortgages	$3,575	$89
Construction and Development:
Land	46	2
Commercial:
Commercial real estate	11,251	304
Consumer:
Home equity lines of credit	35	—
Second mortgages	670	9
Other	7	—
Total	$15,584	$404

Year Ended September 30, 2018:
Residential mortgages	$1,833	$56
Construction and Development:
Land	65	5
Commercial:
Commercial real estate	6,510	245
Commercial and industrial	138	—
Consumer:
Home equity lines of credit	14	—
Second mortgages	458	8
Other	1	—
Total	$9,019	$314

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2019 and 2018.

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$216,376	$—	$3,635	$—	$220,011
Construction and Development:
Residential and commercial	40,346	—	—	—	40,346
Land	3,420	—	—	—	3,420
Commercial:
Commercial real estate	518,848	14,601	10,003	—	543,452
Farmland	7,563	—	—	—	7,563
Multi-family	62,483	401	—	—	62,884
Commercial and industrial	99,613	—	134	—	99,747
Other	4,450	—	—	—	4,450
Consumer:
Home equity lines of credit	19,385	—	121	—	19,506
Second mortgages	12,727	85	925	—	13,737
Other	2,030	—	—	—	2,030
Total	$987,241	$15,087	$14,818	$—	$1,017,146

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$193,584	$—	$3,635	$—	$197,219
Construction and Development:
Residential and commercial	37,433	—	—	—	37,433
Land	9,146	—	75	—	9,221
Commercial:
Commercial real estate	474,232	949	18,748	—	493,929
Farmland	12,066	—	—	—	12,066
Multi-family	45,102	—	—	—	45,102
Commercial and industrial	73,738	—	157	—	73,895
Other	6,164	—	—	—	6,164
Consumer:
Home equity lines of credit	14,707	—	177	—	14,884
Second mortgages	17,402	103	858	—	18,363
Other	2,289	—	26	—	2,315
Total	$885,863	$1,052	$23,676	$—	$910,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2019	2018
	(In thousands)
Residential mortgage	$1,532	$1,817
Commercial:
Commercial real estate	—	520
Consumer:
Home equity lines of credit	—	34
Second mortgages	259	290
Other	30	26
Total non-accrual loans	$1,821	$2,687

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. The decrease in non-accrual loans was primarily due to the sale of one commercial real estate with an aggregate balance of approximately $367,000 during the fourth fiscal quarter of 2019. In addition, four residential loans and one consumer loan with aggregate balances of approximately $420,000 and $44,000, respectively, returned to accrual status during the fourth fiscal quarter of 2019. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $39,000 and $28,000 for fiscal 2019 and 2018, respectively. At September 30, 2019 and 2018 there were approximately $502,000 and $374,000, respectively, loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2019 and 2018.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2019:
Residential mortgage	$219,062	$62	$381	$506	$949	$220,011	$207
Construction and Development:
Residential and commercial	40,346	—	—	—	—	40,346	—
Land	3,420	—	—	—	—	3,420	—
Commercial:
Commercial real estate	543,157	—	—	295	295	543,452	295
Farmland	7,563	—	—	—	—	7,563	—
Multi-family	62,884	—	—	—	—	62,884	—
Commercial and industrial	99,247	500	—	—	500	99,747	—
Other	4,450	—	—	—	—	4,450	—
Consumer:
Home equity lines of credit	19,506	—	—	—	—	19,506	—
Second mortgages	13,102	379	112	144	635	13,737	—
Other	2,030	—	—	—	—	2,030	—
Total	$1,014,767	$941	$493	$945	$2,379	$1,017,146	$502

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2018:
Residential mortgage	$193,727	$450	$1,016	$2,026	$3,492	$197,219	$339
Construction and Development:
Residential and commercial	37,433	—	—	—	—	37,433	—
Land	9,221	—	—	—	—	9,221	—
Commercial:
Commercial real estate	485,886	449	7,019	575	8,043	493,929	—
Farmland	12,066	—	—	—	—	12,066	—
Multi-family	45,102	—	—	—	—	45,102	—
Commercial and industrial	73,895	—	—	—	—	73,895	—
Other	6,164	—	—	—	—	6,164	—
Consumer:
Home equity lines of credit	14,815	—	—	69	69	14,884	35
Second mortgages	17,928	121	103	211	435	18,363	—
Other	2,282	7	1	25	33	2,315	—
Total	$898,519	$1,027	$8,139	$2,906	$12,072	$910,591	$374

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

The Company had twenty-four and eighteen loans classified as TDRs with an aggregate outstanding balance of $13.3 million and $18.9 million at September 30, 2019 and 2018, respectively. At September 30, 2019, these loans were also classified as impaired. Twenty of the TDR loans continue to perform under the restructured terms through September 30, 2019 and we continued to accrue interest on such loan through such date.

The decrease in TDRs at September 30, 2019 compared to September 30, 2018 was primarily due to the transfer of one commercial real estate loan with an aggregate outstanding balance of approximately $7.0 million to OREO in the first fiscal quarter of 2019 partially offset by seven residential loans and two consumer loans with an aggregate outstanding balance of approximately $1.6 million and $92,000, respectively, moving to TDR status during fiscal 2019.

Loans that have been classified as TDRs have modified payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, including but not limited to making interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $111,000 and $1.4 million of residential real estate properties in the process of foreclosure at September 30, 2019 and 2018, respectively.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
At September 30, 2019:
Residential mortgage	17	$3,372	4	$1,090
Commercial:
Commercial real estate	3	9,707	—	—
Consumer
Second mortgages	4	181	—	—
Total	24	$13,260	4	$1,090
At September 30, 2018:
Residential mortgage	10	$1,816	3	$289
Construction and Development:
Land	1	76	—	—
Commercial:
Commercial real estate	4	16,889	—	—
Consumer
Second mortgages	3	148	—	—
Total	18	$18,929	3	$289

The following table reports the performing status of all TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	September 30,
	2019		2018
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Residential mortgage	$2,282	$1,090	$1,527	$289
Construction and Development:
Land	—	—	76	—
Commercial:
Commercial real estate	9,707	—	16,889	—
Consumer
Second mortgages	181	—	148	—
Total	$12,170	$1,090	$18,640	$289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the new TDRs for the twelve months ended September 30, 2019 and 2018.

	September 30,
	2019			2018
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	7	$1,664	$1,586	4	$389	$386
Commercial:
Commercial real estate	—	—	—	2	16,417	16,343
Consumer:
Second mortgages	2	97	92	—	—	—
Total	9	$1,761	$1,678	6	$16,806	$16,729

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
	2019	2018
	(In thousands)
Balance at beginning of year	$8,691	$12,335
New loans	10,191	9,018
Repayments	(6,404)	(12,662)
Balance at end of year	$12,478	$8,691

At September 30, 2019 and 2018, the Company was servicing loans for the benefit of others in the amounts of $24.3 million and $29.3 million , respectively.  A summary of mortgage servicing rights included in other assets and the activity therein follows for the periods indicated:

	September 30,
	2019	2018
	(In thousands)
Balance at beginning of year	$223	$268
Amortization	(45)	(45)
Balance at end of year	$178	$223

For the fiscal year ended September 30, 2019 and 2018, the fair value of servicing rights was determined using a base discount rate between 11 percent and 12 percent.  The fair market value is evaluated by a third-party vendor on a quarterly basis for impairment purposes only.  For the fiscal year ended September 30, 2019, we sold $2.9 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $37,000. For the year ended September 30, 2019, the Company only sold loans with servicing released.  For the fiscal year ended September 30, 2018, we sold $9.2 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $102,000. For the year ended September 30, 2018, the Company only sold loans with servicing released.

No valuation allowance on servicing rights has been recorded at September 30, 2019 or 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2019 and 2018:

		September 30,
	Estimated Useful Life (years)	2019	2018
		(In thousands)
Land	—	$711	$711
Building and improvements	10-39	11,742	11,533
Construction in process	—	16	117
Furniture, fixtures and equipment	3-7	5,709	5,560
		18,178	17,921
Accumulated depreciation		(11,500)	(10,740)
		$6,678	$7,181

Depreciation expense was approximately $761,000 and $758,000  for the years ended September 30, 2019 and 2018, respectively.

Note 9 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2019 and 2018 consisted of the following:

	September 30,
	2019		2018
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(In thousands)
Balances by types of deposit:
Savings	$41,875	4.39%	$44,642	5.77%
Money market accounts	276,644	29.00	270,834	34.98
Interest bearing demand	302,039	31.67	184,073	23.78
Non-interest bearing demand	55,684	5.84	41,677	5.38
	676,242	70.90	541,226	69.91
Certificates of deposit	277,569	29.10	232,937	30.09
Total	$953,811	100.00%	$774,163	100.00%

The total amount of certificates of deposit of $250,000 and greater at September 30, 2019 and 2018 was $63.5 million and $37.7 million, respectively.  We had brokered deposits totaling $73.1 million and $88.3 million at September 30, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Deposits (Continued)

Interest expense on deposits consisted of the following for the years:

	September 30,
	2019	2018
	(In thousands)
Savings accounts	$49	$36
Money market accounts	4,352	3,271
Interest bearing demand	4,221	1,742
Certificates of deposit	5,726	4,151
Total deposits	$14,348	$9,200

The following is a schedule of certificates of deposit maturities.

September 30, 2019
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2020	$191,619
2021	54,875
2022	8,341
2023	5,713
2024	10,026
Thereafter	6,995
$277,569

Deposits from related parties held by the Company at September 30, 2019 and 2018 amounted to $10.4 million and $10.1 million, respectively.

Note 10 - Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $150.0 million, of which none was outstanding at September 30, 2019 or 2018.  The interest rate on the line of credit at September 30, 2019 and 2018 was 2.08 percent and 2.38 percent, respectively.

The summary of long-term borrowings as of September 30, 2019 and 2018 are as follows:

	September 30,
	2019		2018
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
	(In thousands)
Due by September 30:
2019	—	—	90,000	1.41
2020	93,000	1.78	28,000	2.82
2021	20,000	1.79	—	—
2022	20,000	1.78	—	—
Total FHLB Advances	$133,000	1.14%	$118,000	1.58%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Borrowings (Continued)

At September 30, 2019, the Company had $133.0 million in outstanding long-term fixed rate FHLB advances and $282.7 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

During fiscal 2019, the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source. During fiscal 2018, the Company had purchased securities sold under agreements to repurchase as a short-term funding source.  At September 30, 2018, the Company had $2.5 million in securities sold under agreements to repurchase at a rate of 2.5 percent.

Note 11 - Derivatives

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At September 30, 2019, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $187,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of September 30, 2019 and 2018:

	September 30, 2019
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$126	Other assets	$30,000	$736	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$29,916	$5,019	Other assets	$29,916	$5,018	Other liabilities

	September 30, 2018
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$65,000	$1,245	Other assets	$—	$—

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,145	$—	$5,145	$173	$—	$4,972

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$5,754	$—	$5,754	$767	$2,754	$2,233

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2018
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,245	$—	$1,245	$1,245	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued) Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2018
Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

The tables below present the net gains (losses) recorded in accumulated other comprehensive (loss) income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended September 30, 2019 and 2018.

	For the Year Ended September 30, 2019
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(1,557)	$298
Total derivatives	$(1,557)	$298

	For the Year Ended September 30, 2018
	Amount of Gain Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$1,003	$134
Total derivatives	$1,003	$134

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended September 30, 2019 and 2018.

	For the Year Ended September 30, 2019
	Consolidated Statements of Operations	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$1
Total		$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)	For the Year Ended September 30, 2018
	Consolidated Statements of Operations	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement		$—
Total		$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At September 30, 2019 and September 30, 2018, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at September 30, 2019 and September 30, 2018.  At September 30, 2019 and September 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.4 million and zero, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the years ended September 30, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2019 and 2018:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$3,000	$—	$3,000	$—
State and municipal obligations	4,732	—	4,732	—
Single issuer trust preferred security	923	—	923	—
Corporate debt securities	9,506	—	9,506	—
Mutual funds	250	—	—	250
Total investment securities available-for-sale	$18,411	$—	$18,161	$250

Derivative instruments	$5,145	$—	$5,145	$—

Liabilities:
Derivative instruments	$5,754	$—	$5,754	$—

	September 30, 2018
	Total	Level 1	Level 2	Level 3
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

For assets measured at fair value on a nonrecurring basis in fiscal 2019 and fiscal 2018 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2019 and 2018:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$—	$—	$5,796
Impaired loans(1)	9,142	—	—	9,142
Total	$14,938	$—	$—	$14,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

	September 30, 2019
	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,142	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$14,938

(1)	Consisted of four loans with an aggregate balance of $9.3 million and with $157,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans(1)	$15,611	$—	$—	$15,611
Total	$15,611	$—	$—	$15,611

	September 30, 2018
	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Impaired loans(1)	$15,611	Appraisal of collateral(2)	Collateral discounts(3)	8%-12%/(7.9%)
Total	$15,611

(1)	At September 30, 2018, consisted of eight loans with an aggregate balance of $16.5 million and with $1.6 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2019 and 2018 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Investment and mortgage-backed securities available for sale (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

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

Restricted Stock—Although restricted stock is an equity interest in the Federal Reserve Bank, FHLB and ACBB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

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

Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of deposits is discounted based on rates available for time deposits of similar maturities. Fair value approximates book value for Savings accounts, Checking and NOW accounts, and Money Market accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2019 and 2018 were as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2019:
Financial assets:
Cash and cash equivalents	$153,543	$153,543	$153,543	$—	$—
Investment securities available-for-sale	18,411	18,411	—	18,161	250
Investment securities held-to-maturity	22,485	22,609	—	22,609	—
Loans receivable, net (including impaired loans)	1,007,714	1,010,442	—	—	1,010,442
Accrued interest receivable	4,253	4,253	—	4,253	—
Restricted stock	11,129	11,129	—	11,129	—
Mortgage servicing rights (included in Other Assets)	178	178	—	178	—
Derivatives (included in Other Assets)	5,145	5,145	—	5,145	—
Financial liabilities:
Savings accounts	41,875	41,875	—	41,875	—
Checking and NOW accounts	357,723	357,723	—	357,723	—
Money market accounts	276,644	276,644	—	276,644	—
Certificates of deposit	277,569	280,024	—	280,024	—
Borrowings (excluding sub debt)	133,000	133,545	—	133,545	—
Subordinated debt	24,619	24,471	—	24,471	—
Derivatives (included in Other Liabilities)	5,754	5,754	—	5,754	—
Accrued interest payable	978	978	—	978	—

September 30, 2018:
Financial assets:
Cash and cash equivalents	$30,834	$30,834	$30,834	$—	$—
Investment securities available-for-sale	24,298	24,298	9,986	14,062	250
Investment securities held-to-maturity	30,092	28,968	—	28,968	—
Loans receivable, net (including impaired loans)	902,136	893,520	—	—	893,520
Accrued interest receivable	3,800	3,800	—	3,800	—
Restricted stock	8,537	8,537	—	8,537	—
Mortgage servicing rights (included in Other) Assets)	223	268	—	268	—
Derivatives (included in Other Assets)	1,245	1,245	—	1,245	—
Financial liabilities:
Savings accounts	44,642	44,642	—	44,642	—
Checking and NOW accounts	225,750	225,750	—	225,750	—
Money market accounts	270,834	270,834	—	270,834	—
Certificates of deposit	232,937	234,398	—	234,398	—
Borrowings (excluding sub debt)	120,500	120,420	—	120,420	—
Subordinated debt	24,461	24,461		24,461
Accrued interest payable	784	784	—	784	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Income Taxes

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

Deferred income taxes at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In thousands)
Deferred Tax Assets:
Allowance for loan losses	$2,431	$3,089
Non-accrual interest	84	39
Supplement Employer Retirement Plan	216	228
Federal and State net operating loss	56	141
Unrealized loss on investments available-for-sale	158	106
Other	45	77
Total Deferred Tax Assets	2,990	3,680
Valuation allowance for DTA	—	—
Total Deferred Tax Assets, Net of Valuation Allowance	$2,990	$3,680
Deferred Tax Liabilities:
Unrealized gain on derivatives	—	(261)
Mortgage servicing rights	(46)	(52)
Depreciation	(87)	(86)
Other	(17)	(86)
Total Deferred Tax Liabilities	(150)	(485)
Deferred Tax Assets, Net	$2,840	$3,195

Of these DTAs, the carryforward periods for certain tax attributes are as follows:

•

The Company has recorded state net operating loss carryforwards of approximately $3.0 million and $7.0 million as of September 30, 2019 and 2018, respectively. These net operating losses will begin to expire in 2033.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Taxes (Continued)

Income tax expense for the years ended September 30, 2019 and 2018 was comprised of the following:

	September 30,
	2019	2018
	(In thousands)
Federal:
Current	$1,579	$1,039
Deferred ($2.0 million impact of change in tax law in 2018)	570	3,765
	2,149	4,804
State:
Current	228	(116)
Deferred	92	(412)
	320	(528)
Total income tax expense	$2,469	$4,276

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income for the years ended September 30, 2019 and 2018:

	September 30,
	2019		2018
	(In thousands)
Tax at statutory rate	$2,478	21.0%	$2,809	24.3%
Adjustments resulting from:
State tax, net of federal benefit	252	2.1	(574)	(5.0)
Tax-exempt interest	(53)	(0.4)	(147)	(1.3)
Earnings on bank-owned life insurance	(103)	(0.9)	(116)	(1.0)
Other	(105)	(0.9)	274	2.4
Subtotal	2,469	20.9%	2,246	19.4%
Impact of change in tax law	—	—	2,030	17.5
Total	$2,469	20.9%	$4,276	36.9%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities.  As of September 30, 2019 and 2018, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2016 to September 30, 2019.

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

   The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. The Company substantially completed its provisional analysis of the income tax effects of The Act and recorded an estimate of such effects on its Financial Statements for the period ended on September 30, 2018. The Company has updated any of its provisional amounts related to the Tax Act and accounting for this is now final.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Leases

Pursuant to the terms of non-cancelable operating lease agreements, pertaining to Company property, future minimum rent commitments are (In thousands):

Years ending September 30:
2020	$582
2021	504
2022	480
2023	471
2024	474
Thereafter	746
$3,257

The Company receives rents from the lease of office and residential space owned by the Company. Rental income is included in Other Income.  Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2020	$125
2021	108
2022	76
2023	—
2024	—
$309

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At September 30, 2019 and 2018, the uncollateralized portion of the letters of credit extended by the Company was approximately $11.6 million and $7.1 million, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2019 or 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

At September 30, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2019	2018
	(In thousands)
Commitments to extend credit:
Future loan commitments	$40,976	$52,390
Undisbursed construction loans	27,645	25,128
Undisbursed home equity lines of credit	21,447	26,498
Undisbursed commercial lines of credit	27,782	36,288
Undisbursed commercial unsecured lines of credit	60,382	35,103
Overdraft protection lines	1,363	1,312
Standby letters of credit	11,589	7,122
Total Commitments	$191,184	$183,841

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

Note 16 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. This authority extends through March 31, 2020 and may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. During the fiscal year ended September 30, 2019, the Company purchased 16,863 shares of its common stock in the open market under the repurchase plan at an average cost of $19.95 per share.

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality –

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters (Continued)

predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Bank, a common equity Tier 1 capital ratio of 4.5 percent became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0 percent to 6.0 percent beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5 percent above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0 percent, (2) a Tier 1 capital ratio of 8.5 percent, and (3) a total capital ratio of 10.5 percent. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of September 30, 2019, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2019 and 2018:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2019:
Tier 1 Leverage (Core) Capital (to average assets)	$142,508	11.38%	$50,091	4.00%	$62,614	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	142,508	14.30%	44,838	4.50%	64,766	6.50%
Tier 1 Capital (to risk-weighted assets)	142,508	14.30%	59,784	6.00%	79,713	8.00%
Total Risk-Based Capital (to risk- weighted assets)	177,293	17.79%	79,713	8.00%	99,641	10.00%
As of September 30, 2018:
Tier 1 Leverage (Core) Capital (to average assets)	$110,239	10.63%	$41,491	4.00%	$51,864	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	110,239	12.62%	39,322	4.50%	56,799	6.50%
Tier 1 Capital (to risk-weighted assets)	110,239	12.62%	52,430	6.00%	69,906	8.00%
Total Risk-Based Capital (to risk- weighted assets)	143,787	16.45%	69,906	8.00%	87,383	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters (Continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2019 and 2018:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2019:
Tier 1 Leverage (Core) Capital (to average assets)	$153,086	12.23%	$50,055	4.00%	$62,569	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	153,086	15.38%	44,788	4.50%	64,694	6.50%
Tier 1 Capital (to risk-weighted assets)	153,086	15.38%	59,717	6.00%	79,623	8.00%
Total Risk-Based Capital (to risk-weighted assets)	163,253	16.40%	79,623	8.00%	99,529	10.00%
As of September 30, 2018:
Tier 1 Leverage (Core) Capital (to average assets)	$131,746	12.71%	$41,450	4.00%	$51,812	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	131,746	15.09%	39,293	4.50%	56,756	6.50%
Tier 1 Capital (to risk-weighted assets)	131,746	15.09%	52,390	6.00%	69,853	8.00%
Total Risk-Based Capital (to risk-weighted assets)	140,833	16.13%	69,853	8.00%	87,317	10.00%

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2019 and 2018:

	September 30,
	2019	2018
	(In thousands)
Bank GAAP equity	$152,517	$132,330
Net unrealized loss on securities available for sale, net of income taxes	87	400
Net unrealized loss (gain) on derivatives, net of income taxes	482	(984)
Tangible Capital , Core Capital and Tier 1 Capital	153,086	131,746
Allowance for loan losses	10,167	9,087
Total Risk-Based Capital	$163,253	$140,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Comprehensive Income

The components of accumulated other comprehensive (loss) income included in shareholders’ equity are as follows:

	September 30,
	2019	2018
	(In thousands)
Net unrealized holding losses on available-for- sale securities	$(111)	$(506)
Tax effect	24	106
Net of tax amount	(87)	(400)
Fair value adjustment on derivatives	(610)	1,245
Tax effect	128	(261)
Net of tax amount	(482)	984
Total accumulated other comprehensive (loss) income	$(569)	$584

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Year Ended September 30,
	2019	2018
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$419	$(229)
Net realized gain on securities available-for-sale	(28)	—
Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	4	6
Fair value adjustment on derivatives	(1,855)	868
Other comprehensive (loss) income before taxes	(1,460)	645
Tax effect	307	(156)
Total other comprehensive (loss) income	$(1,153)	$489

Note 18 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of September 30, 2019, there were 347,862 remaining shares available for future grants.

Restricted stock and option awards granted during fiscal 2019 vest in 20 percent increments beginning on the one- year anniversary of the grant date, and accelerate upon a change in control of the Company.  The options generally expire ten years from the date of grant.  All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting.  Shares of restricted stock have the same dividend and voting rights as common stock while options do not.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Equity Based Incentive Compensation Plan (Continued)

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

During fiscal 2019 and 2018, stock options covering a total 7,000 and 6,996 shares of common stock, respectively, were granted. During fiscal 2019 and 2018, stock options covering a total of 4,166 and 2,000     shares of common stock, respectively, were forfeited.  Total compensation expense related to options granted under the 2014 Plan was approximately $35,000 for fiscal 2019 and $19,000 for fiscal 2018.

During fiscal 2019, 12,674 shares of restricted stock were awarded and 1,772 of those shares were forfeited. During fiscal 2018, 6,400 shares of restricted stock were awarded and 700 of those shares were forfeited.   The compensation expense related to restricted stock awards was approximately $174,000 for fiscal 2019 and $123,000 for fiscal 2018.

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

Stock Options

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2019 are as follows:

Weighted average fair value of awards	$5.72
Risk-free rate	2.50%
Dividend yield	—%
Volatility	20.39%
Expected life	6.5 years

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2018 are as follows:

Weighted average fair value of awards	$7.86
Risk-free rate	2.28%
Dividend yield	—%
Volatility	24.10%
Expected life	6.5 years

The following is a summary of currently outstanding options at September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	15,996	$22.34		$41,490
Granted	7,000	$20.90		—
Exercised	—	—		—
Forfeited/cancelled/expired	(4,166)	$21.24		$4,120
Outstanding, end of year	18,830	$22.05	8.231	$21,350
Exercisable at end of year	4,370	$21.02	7.421	$8,632
Nonvested at end of year	14,460	$22.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Equity Based Incentive Compensation Plan (Continued)

The following is a summary of currently outstanding options at September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	11,000	$19.19		$83,170
Granted	6,996	$26.20		—
Exercised	—	—		—
Forfeited/cancelled/expired	(2,000)	$18.51		$7,580
Outstanding, end of year	15,996	$22.34	8.635	$41,490
Exercisable at end of year	2,400	$18.51	7.995	$13,056
Nonvested at end of year	13,596	$23.02

As of September 30, 2019, there was $80,000 of total unrecognized compensation cost related to non-vested options under the Plan.  The cost is expected to be recognized over a weighted average period of 3.45 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2019:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	14,340	$22.95
Granted	12,674	20.40
Vested	(6,749)	21.41
Forfeited/cancelled/expired	(1,772)	22.87
Outstanding, end of year	18,493	$21.78

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2018:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	10,711	$20.36
Granted	6,400	26.20
Vested	(2,071)	20.22
Forfeited/cancelled/expired	(700)	21.00
Outstanding, end of year	14,340	$22.95

As of September 30, 2019, there was $333,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.50 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125 percent fixed-to-floating rate subordinated notes due 2027 (the “Notes”). The Notes have a stated maturity of February 15, 2027, are redeemable, in whole or in part, on or after February 15, 2022, and at any time upon the occurrences of certain events. The Notes bear interest at a fixed rate of 6.125 percent per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s net subordinated debt totaled $24.6 million (reported net of $737,000 in debt issuance costs) at September 30, 2019.

The Company may not redeem the Notes prior to February 15, 2022, except that the Company may redeem the Notes at any time, at its option, in whole but not in part, subject to obtaining any required regulatory approvals, if (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes, (ii) a subsequent event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes, or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended, in each case, at a redemption price equal to 100 percent of the principal amount of the Notes plus any accrued and unpaid interest through, but excluding, the redemption date.

Note 20 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2019	2018
	(In thousands)
Assets
Cash and Cash Equivalents	$12,438	$3,606
Investment in subsidiaries	152,517	132,330
Loans receivable, net	1,266	1,421
Other assets	1,116	657
Total Assets	$167,337	$138,014
Liabilities
Subordinated debt	$24,619	$24,461
Other borrowings	—	2,500
Accrued interest payable	196	196
Accounts payable	14	34
Total Liabilities	24,829	27,191
Shareholders’ Equity	142,508	110,823
Total Liabilities and Shareholders’ Equity	$167,337	$138,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Operations

	Year Ended September 30,
	2019	2018
	(In thousands)
Income
Interest income	$67	$74
Total Interest Income	67	74
Expense
Long-term borrowings	1,537	1,594
Total Interest Expense	1,537	1,594
Other operating expenses	582	382
Total Other Expenses	582	382
Total Expense	2,119	1,976
Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Expense	(2,052)	(1,902)
Equity in Undistributed Net Income of Subsidiaries	10,911	8,748
Income tax benefit	(473)	(460)
Net Income	$9,332	$7,306

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2019	2018
Net Income	$9,332	$7,306
Other Comprehensive (Loss) Income , Net of Tax:
Unrealized holding gains (losses) on available-for- sale securities	419	(229)
Tax effect	(88)	48
Net of tax amount	331	(181)
Reclassification adjustment for net gains arising during the period(1)	(28)	—
Tax effect	6	—
Net of tax amount	(22)	—
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	4	6
Tax effect	(1)	(1)
Net of tax amount	3	5
Fair value adjustment on derivatives	(1,855)	868
Tax effect	390	(203)
Net of tax amount	(1,465)	665
Total other comprehensive (loss) income	(1,153)	489
Total comprehensive income	$8,179	$7,795

(1) Amounts are included in net gain on sales of investments on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities
Net income	$9,332	$7,306
Undistributed net income of subsidiaries	(10,911)	(8,748)
ESOP expense	289	366
Stock based compensation	209	142
Amortization of subordinated debt issuance costs	158	158
Increase in other assets	(888)	(418)
Decrease in other liabilities	(20)	(4)
Net Cash Used in Operating Activities	(1,831)	(1,198)
Cash Flows from Investing Activities
Net decrease in loans	155	147
Net Cash Provided by Investing Activities	155	147
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	23,344	—
Cash contributed to the Bank	(10,000)	—
Acquisition of treasury stock	(336)	—
Repayment of other borrowed money	(2,500)	(2,500)
Net Cash Provided by (Used in) Financing Activities	10,508	(2,500)
Net Increase (Decrease) in Cash and Cash Equivalents	8,832	(3,551)
Cash and Cash Equivalents - Beginning	3,606	7,157
Cash and Cash Equivalents - Ending	$12,438	$3,606
Supplementary Cash Flows Information
Non-cash transfer of investment securities from Parent Company to Bank	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Quarterly Financial Information of Malvern Bancorp Inc. (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2019 and 2018.

	2019
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(In thousands, except share data)
Total Interest and Dividend Income	$12,686	$12,456	$11,601	$10,912
Total Interest Expense	5,268	4,995	4,352	3,965
Net Interest Income	7,418	7,461	7,249	6,947
Provision for Loan Losses	—	56	870	1,453
Total Other Income	551	454	441	1,146
Total Other Expenses	4,453	4,497	4,443	4,094
Income before income tax expense	3,516	3,362	2,377	2,546
Income tax expense	817	706	411	535
Net Income	$2,699	$2,656	$1,966	$2,011

Earnings Per Common Share:
Basic	$0.35	$0.35	$0.26	$0.27
Diluted	$0.35	$0.35	$0.26	0.27

Weighted Average Common Shares Outstanding
Basic	7,663,242	7,669,851	7,667,518	7,555,810
Diluted	7,663,593	7,670,106	7,667,518	7,555,969

	2018
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(In thousands, except share data)
Total Interest and Dividend Income	$10,617	$10,198	$9,704	$9,511
Total Interest Expense	3,508	3,222	3,136	3,129
Net Interest Income	7,109	6,976	6,568	6,382
Provision for Loan Losses	125	589	240	—
Total Other Income	429	715	449	1,711
Total Other Expenses	4,437	4,790	4,105	4,471
Income before income tax expense	2,976	2,312	2,672	3,622
Income tax expense	334	69	654	3,219
Net Income	$2,642	$2,243	$2,018	$403

Earnings Per Common Share:
Basic	$0.41	$0.35	$0.31	$0.06
Diluted	$0.41	$0.35	$0.31	0.06

Weighted Average Common Shares Outstanding
Basic	6,464,326	6,453,031	6,448,691	6,445,264
Diluted	6,467,628	6,456,048	6,452,246	6,450,513

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

As of September 30, 2019, based on management’s assessment, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2019, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2019.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company fiscal year ended September 30, 2019.  Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company fiscal year ended September 30, 2019.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company fiscal year ended September 30, 2019.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.	(2)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(3)
4.1	Indenture, dated February 7, 2017, by and between Malvern Bancorp, Inc. and U.S. Bank National Association, as trustee	(4)
4.2	Forms of 6.125% Subordinated Note due 2027 (included as Exhibit A-1 and Exhibit A-2 to the Indenture referenced above)	(5)
10.1	Malvern Bancorp 2014 Long Term Incentive Plan*	(6)
10.2	Change of Control Agreement, dated May 23, 2016, with Joseph D. Gangemi*	(7)
10.3	Change of Control Agreement, dated May 23, 2016, with William Woolworth*	(8)
10.4	Amended and Restated Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Bank and Anthony C. Weagley*	(9)
10.5	Amendment to Change in Control Agreement, dated May 25, 2017, between Joseph Gangemi and Malvern Bank, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(10)
10.6	Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Bank and William J. Boylan, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(11)
10.7	Amendment to Employment Agreement, dated December 11, 2018, among Malvern Bancorp, Inc., Malvern Bank and Anthony C. Weagley	(12)
21.1	Subsidiaries of the Registrant	Filed herewith
23.0	Consent of Baker Tilly Virchow Krause, LLP.	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. **	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.**	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2019 and 2018, (ii) the Consolidated Statement of Operations for the years ended September 30, 2019 and 2018, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2019 and 2018, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2019 and 2018, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2019 and 2018 (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(1)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.
(2)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.
(3)	Incorporated by reference from Exhibit 4.0 to Malvern Bancorp, Inc.’s Registration Statement Form S-1, filed May 31, 2012 (SEC File No. 333-181798).
(4)	Incorporated by reference from Exhibit 4.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on February 8, 2017.
(5)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on February 8, 2017

(6)	Incorporated by reference from Appendix A of the definitive proxy statement filed by Malvern Bancorp, Inc. with the SEC on January 2, 2015.
(7)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 27, 2016.
(8)	Incorporated by reference from Exhibit 10.2 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 27, 2016.
(9)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.
(10)	Incorporated by reference from Exhibit 10.2 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.
(11)	Incorporated by reference from Exhibit 10.3 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.

(12)  Incorporated by reference from Exhibit 10.8 to Malvern Bancorp, Inc’s Annual Report on Form 10-K, filed on December 14, 2018.

Item 16.  Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 16, 2019	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on December 16, 2019, have signed this report below.

/s/ Anthony C. Weagley	Director, President and Chief Executive Officer
Anthony C. Weagley	(principal executive officer)

/s/ Howard Kent	Chairman of the Board
Howard Kent

/s/ James Barrett	Director
James Barrett

/s/ Cynthia Felzer Leitzell	Director
Cynthia Felzer Leitzell

/s/ Norman Feinstein	Director
Norman Feinstein

/s/Andrew Fish	Director
Andrew Fish

/s/ Stephen P. Scartozzi	Director
Stephen P. Scartozzi

/s/ Julia Corelli	Director
Julia Corelli

/s/ Joseph D. Gangemi	Senior Vice President and Chief Financial Officer
Joseph D. Gangemi	(principal financial and accounting officer)