Form 10-Q
period 2019-12-31
MALVERN BANCORP, INC.
filed 2020-02-10
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, par value $0.01:	7,777,006 shares
(Title of Class)	(Outstanding as of February 10, 2020)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2020, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2019 should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2019	September 30, 2019
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$1,337	$1,400
Interest bearing deposits in depository institutions	158,465	152,143
Cash and Cash Equivalents	159,802	153,543
Investment securities available for sale, at fair value (amortized cost of $23,761 and $18,522, respectively)	23,723	18,411
Investment securities held to maturity (fair value of $20,670 and $22,609, respectively)	20,578	22,485
Restricted stock, at cost	11,115	11,129
Loans receivable, net of allowance for loan losses of $10,100 and $10,095, respectively	994,803	1,007,714
Other real estate owned	5,796	5,796
Accrued interest receivable	4,061	4,253
Operating lease right-of-use assets	3,119	-
Property and equipment, net	6,594	6,678
Deferred income taxes	2,806	2,840
Bank-owned life insurance	20,018	19,891
Other assets	8,341	12,482
Total Assets	$1,260,756	$1,265,222
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Deposits-noninterest-bearing	41,273	55,684
Deposits-interest-bearing	902,546	898,127
Total Deposits	943,819	953,811
FHLB advances	133,000	133,000
Subordinated debt	24,658	24,619
Advances from borrowers for taxes and insurance	2,344	1,761
Accrued interest payable	1,271	978
Operating lease liabilities	3,128	-
Other liabilities	7,284	8,545
Total Liabilities	1,115,504	1,122,714
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,782,412 and 7,765,549 shares issued and outstanding, respectively, at December 31, 2019 and 7,782,258 and 7,765,395 shares issued and outstanding, respectively, at September 30, 2019	78	78
Additional paid-in-capital	84,860	84,783
Retained earnings	62,246	59,744
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,156)	(1,192)
Accumulated other comprehensive loss	(440)	(569)
Treasury stock, at cost: 16,863 shares at December 31, 2019 and September 30, 2019	(336)	(336)
Total Shareholders' Equity	145,252	142,508
Total Liabilities and Shareholders' Equity	$1,260,756	$1,265,222

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$10,905	$10,095
Investment securities, taxable	215	251
Investment securities, tax-exempt	39	61
Dividends, restricted stock	188	133
Interest-bearing cash accounts	472	372
Total Interest and Dividend Income	11,819	10,912
Interest Expense
Deposits	3,737	2,944
Short-term borrowings	-	5
Long-term borrowings	787	633
Subordinated debt	383	383
Total Interest Expense	4,907	3,965
Net Interest Income	6,912	6,947
Provision for Loan Losses	-	1,453
Net Interest Income after Provision for Loan losses	6,912	5,494
Other Income
Service charges and other fees	259	940
Rental income	54	67
Net gains on sale of loans	3	18
Earnings on bank-owned life insurance	127	121
Total Other Income	443	1,146
Other Expenses
Salaries and employee benefits	2,125	2,008
Occupancy expense	582	539
Federal deposit insurance premium	(3)	69
Advertising	22	30
Data processing	278	254
Professional fees	441	499
Other real estate owned expense, net	71	21
Pennsylvania shares tax	170	-
Other operating expenses	736	674
Total Other Expenses	4,422	4,094
Income before income tax expense	2,933	2,546
Income tax expense	431	535
Net Income	$2,502	$2,011
Earnings Per Common Share:
Basic	$0.33	$0.27
Diluted	$0.33	$0.27
Weighted Average Common Shares Outstanding:
Basic	7,665,842	7,555,810
Diluted	7,665,842	7,555,969

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Net Income	$2,502	$2,011
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	71	(33)
Tax effect	(15)	7
Net of tax amount	56	(26)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	2
Tax effect	-	(1)
Net of tax amount	1	1
Fair value adjustments on derivatives	91	(710)
Tax effect	(19)	150
Net of tax amount	72	(560)
Total other comprehensive income (loss)	129	(585)
Total comprehensive income	$2,631	$1,426

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2018	66	61,099	50,412	(1,338)	584	-	110,823
Net Income	-	-	2,011	-	-	-	2,011
Other comprehensive loss	-	-	-	-	(585)	-	(585)
Stock issuance (net of issuance of proceeds of $25,000)	12	23,332	-	-	-	-	23,344
Committed to be released ESOP shares (3,600 shares)	-	36	-	36	-	-	72
Stock based compensation	-	14	-	-	-	-	14
Balance, December 31, 2018	78	84,481	52,423	(1,302)	(1)	-	135,679
Balance, October 1, 2019	78	84,783	59,744	(1,192)	(569)	(336)	142,508
Net Income	-	-	2,502	-	-	-	2,502
Other comprehensive income	-	-	-	-	129	-	129
Committed to be released ESOP shares (3,600 shares)	-	45	-	36	-	-	81
Stock based compensation	-	32	-	-	-	-	32
Balance, December 31, 2019	$78	$84,860	$62,246	$(1,156)	$(440)	$(336)	$145,252

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$2,502	$2,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	187	191
Provision for loan losses	-	1,453
Deferred income tax expense (benefit)	34	(295)
ESOP expense	81	72
Stock based compensation	32	14
Amortization of premiums and discounts on investments securities, net	181	269
Amortization (accretion) of loan origination fees and costs	1,535	(192)
Amortization of mortgage servicing rights	5	10
Net gain on sale of secondary market loans	(3)	(18)
Proceeds from sale of secondary market loans	73	1,543
Originations of secondary market loans	(70)	(1,525)
Earnings on bank-owned life insurance	(127)	(121)
Decrease in accrued interest receivable	192	76
Increase in accrued interest payable	293	467
Operating lease liability payments	(166)	-
Increase in other liabilities	1,867	1,805
Decrease (increase) in other assets	1,239	(2,418)
Amortization of subordinate debt	39	39
Net Cash Provided by Operating Activities	7,894	3,381

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(5,252)	(5,000)
Sales	-	25
Maturities, calls and principal repayments	2	10,000
Investment securities held-to-maturity:
Maturities, calls and principal repayments	1,737	512
Net decrease (increase) in loans	11,376	(29,560)
Net decrease (increase) in restricted stock	14	(956)
Purchase of property and equipment	(103)	(78)
Net Cash Provided by (Used in) Investing Activities	7,774	(25,057)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(9,992)	69,037
Proceeds for long-term borrowings	-	30,000
Repayment of long-term borrowings	-	(30,000)
Repayment of other borrowed money	-	(2,500)
Increase in advances from borrowers for taxes and insurance	583	837
Net proceeds from issuance of common stock	-	23,344
Net Cash (Used in) Provided by Financing Activities	(9,409)	90,718
Net Increase in Cash and Cash Equivalents	6,259	69,042
Cash and Cash Equivalents - Beginning	153,543	30,834
Cash and Cash Equivalents - Ending	$159,802	$99,876
Supplemental Cash Flows Information
Interest paid	$4,614	$3,498
Income taxes paid	$-	$163
Non-cash transfer to other real estate owned	$-	$5,796

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at December 31, 2019 and September 30, 2019 and the results of operations for the three months ended December 31, 2019 and 2018, and cash flows for the three months ended December 31, 2019 and 2018. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 16, 2019 (the  “2019 Annual Report”). The consolidated statements of operations for the three months ended December 31, 2019 and the consolidated statements of cash flows for the three months ended December 31, 2019 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2020 or any interim period.

   There have been no significant changes to the Critical Accounting Policies as described in the 2019 Annual Report. Those significant accounting policies remain unchanged at December 31, 2019, except as described below:

Leases

           The Company accounts for our leases in accordance with ASC 842 - Leases. Most of our leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

As a lessee, the Company enters into operating leases for certain bank branches, office space, and office equipment. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where management is reasonably certain they will be exercised. The net present value is determined using the incremental borrowing rate based on the Federal Home Loan Bank (“FHLB”) liquidity and funding rates at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability is amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Recently Issued Accounting Pronouncements

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740). This ASU identifies, evaluates, and improves areas of general accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impacts on the consolidated earnings, financial position and cash flows of the Company, upon adoption of this ASU are currently unknown.  On October 16, 2019, the FASB approved its August 2019 proposal to delay the effective date for adopting credit losses CECL standard for certain small reporting companies and private companies/ not-for-profit organizations to January 2023. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) making this ASU effective for interim and annual periods beginning after December 15, 2022. As such the Company would be required to implement the ASU on October 1, 2023. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides guidance on stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. This ASU will require lessees to recognize a right-of-use (“ROU”) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. This ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has applied the new transition method upon adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which aligned the new lease guidance with the existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard. The Company adopted the guidance in these ASUs on October 1, 2019 and will not restate comparative periods. As a result, the Company recorded right-of-use assets and related lease liabilities of $3.3 million at October 1, 2019. At December 31, 2019 the Company had right-of-use assets and related lease liabilities of $3.1 million.

Note 3 – Non-Interest Income

On October 1, 2018, the Company adopted the amendments of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. A significant amount of the Company’s revenues is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Some sources of revenue included within non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s other income for the periods presented.

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Rental income	$54	$67
Net gains on sale of loans	3	18
Earnings on bank-owned life insurance	127	121
Other income within the scope of other GAAP topics	184	206
ATM fees	2	1
Credit card fee income	6	6
DDA fee income	30	37
DDA service fees	19	19
Debit card fees	66	60
Other loan fee income	77	764
Other fee income	57	52
Other non-interest income	2	1
Other income from contracts with customers	$259	$940
Total Other Income	$443	$1,146

The decrease in other loan fee income during the three months ended December 31, 2019 is primarily due to lower net swap fees  of approximately $710,000 through the Bank’s commercial loan hedging program.

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three months ended December 31, 2019, the Company issued 1,764 restricted shares, which are considered CSEs. The Company did not grant any stock options during the three months ended December 31, 2019. During the three months ended Decmber 31, 2018, the Company granted 3,238 restricted shares, which are considered CSEs. The Company did not grant any stock options during the three months ended December 31, 2018.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
	2019	2018
	(In thousands, except share data)
Net Income	$2,502	$2,011
Weighted average shares outstanding	7,764,383	7,668,751
Average unearned ESOP shares	(98,541)	(112,941)
Basic weighted average shares outstanding	7,665,842	7,555,810
Plus: effect of potential dilutive common stock equivalents - stock options	-	159
Diluted weighted average common shares outstanding	7,665,842	7,555,969
Earnings per common share:
Basic	$0.33	$0.27
Diluted	$0.33	$0.27

Note 5 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes a compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During each of the three months ended December 31, 2019 and 2018, there were  3,600 shares committed to be released.  At December 31, 2019, there were 96,765 unallocated shares and 162,453 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $2.2 million at December 31, 2019.

Note 6 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at December 31, 2019 and at September 30, 2019. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.   Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.

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

The following tables present information related to the Company’s investment securities at December 31, 2019 and September 30, 2019.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,000	$-	$-	$3,000
State and municipal obligations	4,710	16	-	4,726
Single issuer trust preferred security	1,000	-	(66)	934
Corporate debt securities	13,551	199	(185)	13,565
Mutual fund	1,500	-	(2)	1,498
Total	$23,761	$215	$(253)	$23,723
Investment Securities Held-to-Maturity:
State and municipal obligations	$4,488	$79	$-	$4,567
Corporate debt securities	3,581	158	-	3,739
Mortgage-backed securities:
Collateralized mortgage obligations ("CMO"), fixed-rate	12,509	4	(149)	12,364
Total	$20,578	$241	$(149)	$20,670
Total investment securities	$44,339	$456	$(402)	$44,393

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,000	$-	$-	$3,000
State and municipal obligations	4,715	17	-	4,732
Single issuer trust preferred security	1,000	-	(77)	923
Corporate debt securities	9,557	181	(232)	9,506
Mutual fund	250	-	-	250
Total	$18,522	$198	$(309)	$18,411
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,000	$-	$-	$1,000
State and municipal obligations	4,515	75	-	4,590
Corporate debt securities	3,608	182	-	3,790
Mortgage-backed securities:
CMO, fixed-rate	13,362	3	(136)	13,229
Total	$22,485	$260	$(136)	$22,609
Total investment securities	$41,007	$458	$(445)	$41,020

There were no available-for-sale investment securities sold during the three months ended December 31, 2019.  For the three months ended December 31, 2018, proceeds of available-for-sale investment securities sold amounted to approximately $25,000. There was no gain or loss with this sale.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2019 and September 30, 2019:

	December 31, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$934	$(66)	$934	$(66)
Corporate debt securities	-	-	3,315	(185)	3,315	(185)
Mutual fund	-	-	998	(2)	998	(2)
Total	$-	$-	$5,247	$(253)	$5,247	$(253)
Investment Securities Held-to-Maturity:
Mortgage-backed securities:
CMO, fixed-rate	$1,513	$(4)	$10,170	$(145)	$11,683	$(149)
Total	$1,513	$(4)	$10,170	$(145)	$11,683	$(149)
Total investment securities	$1,513	$(4)	$15,417	$(398)	$16,930	$(402)

	September 30, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$923	$(77)	$923	$(77)
Corporate debt securities	-	-	3,268	(232)	3,268	(232)
Total	$-	$-	$4,191	$(309)	$4,191	$(309)
Investment Securities Held-to-Maturity:
Mortgage-backed securities:
CMO, fixed-rate	$1,315	$(4)	$10,894	$(132)	$12,209	$(136)
Total	$1,315	$(4)	$10,894	$(132)	$12,209	$(136)
Total investment securities	$1,315	$(4)	$15,085	$(441)	$16,400	$(445)

As of December 31, 2019, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2019, the Company held two corporate securities, one mutual fund, 35 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is unlikely that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2019 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $6.0 million and $6.4 million at December 31, 2019 and September 30, 2019, respectively, were pledged to secure deposits. Investment securities having a carrying value of $3.0 million and $4.0 million at December 31, 2019 and  September 30, 2019, respectively, were pledged to secure hedges. No investment securities were pledged to secure short-term borrowings at December 31, 2019 and September 30, 2019.

The following table presents information for investment securities at December 31, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$1,534	$1,539
Over 1 year through five years	6,254	6,282
After 5 years through ten years	14,973	14,904
Over 10 years	1,000	998
Total	$23,761	$23,723
Held-to-Maturity:
Over 1 year through five years	$3,582	$3,739
After 5 years through ten years	1,819	1,898
Over 10 years	2,668	2,669
Mortgage-backed securities:
CMO, fixed-rate	12,509	12,364
Total	$20,578	$20,670
Total investment securities	$44,339	$44,393

Note 7 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio (which does not include loans held for sale, except as noted below) consisted of the following at the dates indicated below:

	December 31, 2019	September 30, 2019
	(In thousands)
Residential mortgage	$234,738	$220,011
Construction and Development:
Residential and commercial	49,095	40,346
Land	3,625	3,420
Total Construction and Development	52,720	43,766
Commercial:
Commercial real estate	523,807	543,452
Farmland	7,563	7,563
Multi-family	43,473	62,884
Commercial and industrial	99,494	99,747
Other	8,569	4,450
Total Commercial	682,906	718,096
Consumer:
Home equity lines of credit	18,372	19,506
Second mortgages	13,179	13,737
Other	2,160	2,030
Total Consumer	33,711	35,273
Total loans	1,004,075	1,017,146
Deferred loan fees and costs, net	828	663
Allowance for loan losses	(10,100)	(10,095)
Total loans receivable, net	$994,803	$1,007,714

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of December 31, 2019 and September 30, 2019.  Activity in the allowance is presented for the three months ended December 31, 2019 and 2018 and the fiscal year ended September 30, 2019.

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2019
Beginning Balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	-	-	-	-	-	-	(2)	-	-	(2)
Recoveries	-	-	-	1	-	-	-	-	-	6	-	-	7
Provisions	(82)	62	(2)	496	(11)	(173)	(151)	12	(21)	(57)	-	(73)	-
Ending balance	$1,282	$585	$18	$6,400	$38	$196	$464	$33	$101	$214	$23	$746	$10,100
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,682	$-	$-	$-	$-	$-	$98	$-	$-	$1,780
Ending balance: collectively evaluated for impairment	$1,282	$585	$18	$4,718	$38	$196	$464	$33	$101	$116	$23	$746	$8,320
Loans receivable:
Ending balance	$234,738	$49,095	$3,625	$523,807	$7,563	$43,473	$99,494	$8,569	$18,372	$13,179	$2,160		$1,004,075
Ending balance: individually evaluated for impairment	$3,527	$-	$-	$9,961	$-	$-	$-	$-	$29	$902	$-		$14,419
Ending balance: collectively evaluated for impairment	$231,211	$49,095	$3,625	$513,846	$7,563	$43,473	$99,494	$8,569	$18,343	$12,277	$2,160		$989,656

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2018
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,223)	-	-	-	-	-	-	(1)	-	(1,241)
Recoveries	-	-	-	3	-	-	2	-	-	8	1	-	14
Provisions	119	46	(4)	1,533	(2)	42	(12)	5	(3)	57	(7)	(321)	1,453
Ending balance	$1,164	$439	$45	$5,344	$64	$274	$433	$29	$79	$391	$44	$941	$9,247
Ending balance: individually evaluated for impairment	$-	$-	$-	$338	$-	$-	$-	$-	$-	$179	$26	$-	$543
Ending balance: collectively evaluated for impairment	$1,164	$439	$45	$5,006	$64	$274	$433	$29	$79	$212	$18	$941	$8,704

Loans receivable:
Ending balance	$202,306	$41,140	$7,180	$508,448	$12,054	$44,989	$76,892	$7,344	$14,484	$16,674	$1,915		$933,426
Ending balance: individually evaluated for impairment	$3,627	$-	$72	$10,349	$-	$-	$-	$-	$34	$619	$26		$14,727
Ending balance: collectively evaluated for impairment	$198,679	$41,140	$7,108	$498,099	$12,054	$44,989	$76,892	$7,344	$14,450	$16,055	$1,889		$918,699

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2019
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,418)	-	-	-	-	-	(45)	(37)	-	(1,517)
Recoveries	79	-	-	23	-	-	4	-	1	94	11	-	212
Provisions	240	130	(29)	2,267	(17)	137	168	(3)	39	(108)	(2)	(443)	2,379
Ending balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Ending balance: individually evaluated for impairment	$-	$-	$-	$57	$-	$-	$-	$-	$-	$100	$-	$-	$157
Ending balance: collectively evaluated for impairment	$1,364	$523	$20	$5,846	$49	$369	$615	$21	$122	$167	$23	$819	$9,938
Loans receivable:
Ending balance	$220,011	$40,346	$3,420	$543,452	$7,563	$62,884	$99,747	$4,450	$19,506	$13,737	$2,030		$1,017,146
Ending balance: individually evaluated for impairment	$3,526	$-	$-	$9,707	$-	$-	$-	$-	$30	$728	$-		$13,991
Ending balance: collectively evaluated for impairment	$216,485	$40,346	$3,420	$533,745	$7,563	$62,884	$99,747	$4,450	$19,476	$13,009	$2,030		$1,003,155

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of credit losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  The combination of the higher than normal decline in loan balances due to loan payoffs and competitive interest rate environment  during the quarter coupled with historical loss levels decreasing caused a negative provision for loan loss for several loan segments offset by $500,000 provision related to commercial real estate segment affected allowance for loan loss balances related to loans collectively evaluated for impairment.  Any unallocated portion of the allowance in conjunction with the quarterly review and changes to the qualitative factors to adjust for the risk due to current economic conditions reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, regulatory requirements, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

During the three months ended December 31, 2019, the Bank recorded a specific reserve related one of its performing troubled debt restructured (“TDR”), commercial real estate loans, based on updated borrowers’ information received in January 2020.  As a result the Bank began to review the loan for modification of the existing structure.  The property and loan are performing and have a positive payment history, in accordance with the loan terms.  As the current modification is not yet finalized, the Bank has performed an updated impairment analysis on the loan and recorded a specific impairment of approximately $1.5 million, which resulted in a reclassification from allowance for loan loss collectively evaluated for impairment to allowance for loan loss individually evaluated for impairment.  The unallocated portion of the allowance as of December 31, 2019 remained consistent with unallocated portion of the allowance as of September 30, 2019. This impairment will be re-evaluated in the upcoming quarter as the Bank finalizes the review process and loan modification.

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of December 31, 2019 and September 30, 2019.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2019
Residential mortgage	$-	$-	$3,527	$3,527	$3,723
Commercial:
Commercial real estate	9,433	1,682	528	9,961	9,961
Consumer:
Home equity lines of credit	-	-	29	29	32
Second mortgages	98	98	804	902	965
Total impaired loans	$9,531	$1,780	$4,888	$14,419	$14,681
September 30, 2019
Residential mortgage	$-	$-	$3,526	$3,526	$3,713
Commercial:
Commercial real estate	9,176	57	531	9,707	9,707
Consumer:
Home equity lines of credit	-	-	30	30	32
Second mortgages	123	100	605	728	790
Total impaired loans	$9,299	$157	$4,692	$13,991	$14,242

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31, 2019
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,532	$22
Commercial:
Commercial real estate	9,875	84
Consumer:
Home equity lines of credit	29	-
Second mortgages	845	9
Total	$14,281	$115

	Three Months Ended December 31, 2018
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,563	$27
Construction and Development:
Land	73	1
Commercial:
Commercial real estate	15,017	76
Consumer:
Home equity lines of credit	45	-
Second mortgages	625	2
Other	26	-
Total	$19,349	$106

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating systemas of December 31, 2019 and September 30, 2019.

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2019:
Residential mortgage	$231,106	$-	$3,632	$-	$234,738
Construction and Development:
Residential and commercial	49,095	-	-	-	49,095
Land	3,625	-	-	-	3,625
Commercial:
Commercial real estate	499,306	14,540	9,961	-	523,807
Farmland	7,563	-	-	-	7,563
Multi-family	43,074	399	-	-	43,473
Commercial and industrial	99,365	-	129	-	99,494
Other	8,569	-	-	-	8,569
Consumer:
Home equity lines of credit	18,253	-	119	-	18,372
Second mortgages	12,005	83	1,091	-	13,179
Other	2,160	-	-	-	2,160
Total	$974,121	$15,022	$14,932	$-	$1,004,075

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2019:
Residential mortgage	$216,376	$-	$3,635	$-	$220,011
Construction and Development:
Residential and commercial	40,346	-	-	-	40,346
Land	3,420	-	-	-	3,420
Commercial:
Commercial real estate	518,848	14,601	10,003	-	543,452
Farmland	7,563	-	-	-	7,563
Multi-family	62,483	401	-	-	62,884
Commercial and industrial	99,613	-	134	-	99,747
Other	4,450	-	-	-	4,450
Consumer:
Home equity lines of credit	19,385	-	121	-	19,506
Second mortgages	12,727	85	925	-	13,737
Other	2,030	-	-	-	2,030
Total	$987,241	$15,087	$14,818	$-	$1,017,146

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31, 2019	September 30, 2019
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,541	$1,532
Consumer:
Home equity lines of credit	29	30
Second mortgages	253	259
Total non-accrual loans	$1,823	$1,821

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $17,000 and $79,000 for the three months ended December 31, 2019 and December 31, 2018, respectively.  At December 31, 2019 and September 30, 2019, there were approximately $1,000 and $502,000, respectively, of loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current;” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2019 and September 30, 2019.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
December 31, 2019:
Residential mortgage	$231,647	$1,267	$1,536	$288	3,091	$234,738	$1
Construction and Development:
Residential and commercial	49,095	-	-	-	-	49,095	-
Land	3,625	-	-	-	-	3,625	-
Commercial:
Commercial real estate	523,325	315	167	-	482	523,807	-
Farmland	7,563	-	-	-	-	7,563	-
Multi-family	43,473	-	-	-	-	43,473	-
Commercial and industrial	99,494	-	-	-	-	99,494	-
Other	8,569	-	-	-	-	8,569	-
Consumer:
Home equity lines of credit	18,113	230	-	29	259	18,372	-
Second mortgages	12,705	211	132	131	474	13,179	-
Other	2,155	5	-	-	5	2,160	-
Total	$999,764	$2,028	$1,835	$448	$4,311	$1,004,075	$1

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2019:
Residential mortgage	$219,062	$62	$381	$506	$949	$220,011	$207
Construction and Development:
Residential and commercial	40,346	-	-	-	-	40,346	-
Land	3,420	-	-	-	-	3,420	-
Commercial:
Commercial real estate	543,157	-	-	295	295	543,452	295
Farmland	7,563	-	-	-	-	7,563	-
Multi-family	62,884	-	-	-	-	62,884	-
Commercial and industrial	99,247	500	-	-	500	99,747	-
Other	4,450	-	-	-	-	4,450	-
Consumer:
Home equity lines of credit	19,506	-	-	-	-	19,506	-
Second mortgages	13,102	379	112	144	635	13,737	-
Other	2,030	-	-	-	-	2,030	-
Total	$1,014,767	$941	$493	$945	$2,379	$1,017,146	$502

Restructured loans deemed to be TDRs are typically the result of an extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means, including covenant modifications, forbearance and other concessions. However, the Bank generally restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had twenty-five and twenty-four loans classified as TDRs at December 31, 2019 and September 30, 2019, respectively, with an aggregate outstanding balance of $13.7 million and $13.3 million, respectively. At December 31, 2019, these loans were also classified as impaired. Twenty-one of the TDR loans continue to perform under the restructured terms through December 31, 2019 and we continued to accrue interest on such loans through such date.

Loans that have been classified as TDRs have modified payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and could result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a TDR loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in cases which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $231,000 and $111,000 of residential real estate properties in the process of foreclosure at December 31, 2019 and September 30, 2019, respectively. The following table presents total TDRs as of December 31, 2019 and September 30, 2019.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
December 31, 2019:
Residential mortgage	17	$3,531	4	$1,071
Commercial:
Commercial real estate	4	9,961	-	-
Consumer:
Second mortgages	4	177	-	-
Total	25	$13,669	$4	$1,071
September 30, 2019:
Residential mortgage	17	$3,372	4	$1,090
Commercial:
Commercial real estate	3	9,707	-	-
Consumer:
Second mortgages	4	181	-	-
Total	24	$13,260	4	$1,090

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms.

	December 31, 2019		September 30, 2019
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,460	$1,071	$2,282	$1,090
Commercial:
Commercial real estate	9,961	-	9,707	-
Consumer:
Second mortgages	177	-	181	-
Total	$12,598	$1,071	$12,170	$1,090

The following table shows the new TDRs for the three months ended December 31, 2019 and 2018.

	For the Three Months Ended December 31,
	2019			2018
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$207	$207	4	$732	$726
Commercial:
Commercial real estate	1	$295	$295	-	$-	$-
Consumer:
Second mortgages	-	$-	$-	1	$80	$79
Total troubled debt restructurings	2	$502	$502	5	$812	$805

Note 8 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. This authority extends through March 31, 2020 and may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The Company did not purchase  any shares of its common stock under the repurchase plan during the three months ended December 31, 2019.

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

In July 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Malvern Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and increased by that amount each year until it became fully implemented at 2.5% on January 1, 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2019, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2019 and September 30, 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$145,252	11.89%	$48,884	4.00%	$61,104	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	145,252	14.40%	45,379	4.50%	65,548	6.50%
Tier 1 Capital (to risk weighted assets)	145,252	14.40%	60,505	6.00%	80,674	8.00%
Total Risk Based Capital (to risk weighted assets)	180,085	17.86%	80,674	8.00%	100,842	10.00%
As of September 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$142,508	11.38%	$50,091	4.00%	$62,614	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	142,508	14.30%	44,838	4.50%	64,766	6.50%
Tier 1 Capital (to risk weighted assets)	142,508	14.30%	59,784	6.00%	79,713	8.00%
Total Risk Based Capital (to risk weighted assets)	177,923	17.79%	79,713	8.00%	99,641	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2019 and September 30, 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$156,055	12.78%	$48,838	4.00%	$61,048	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	156,055	15.49%	45,325	4.50%	65,470	6.50%
Tier 1 Capital (to risk weighted assets)	156,055	15.49%	60,434	6.00%	80,578	8.00%
Total Risk Based Capital (to risk weighted assets)	166,229	16.50%	80,578	8.00%	100,723	10.00%
As of September 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$153,086	12.23%	$50,055	4.00%	$62,569	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	153,086	15.38%	44,788	4.50%	64,694	6.50%
Tier 1 Capital (to risk weighted assets)	153,086	15.38%	59,717	6.00%	79,623	8.00%
Total Risk Based Capital (to risk weighted assets)	163,253	16.40%	79,623	8.00%	99,529	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At December 31, 2019, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $233,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2019 and September 30, 2019:

`	December 31, 2019
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$94	Other assets	$30,000	$613	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$29,890	$3,696	Other assets	$29,890	$3,698	Other liabilities

	September 30, 2019
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$126	Other assets	$30,000	$736	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$29,916	$5,019	Other assets	$29,916	$5,018	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of December 31, 2019 and September 30, 2019:

Offsetting of Derivative Assets	(In thousands)
as of December 31, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$3,790	$-	$3,790	$117	$-	$3,673

Offsetting of Derivative Liabilities	(In thousands)
as of December 31, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$4,311	$-	$4,311	$667	$2,754	$890

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$5,145	$-	$5,145	$173	$-	$4,972

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$5,754	$-	$5,754	$767	$2,754	$2,233

The tables below present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31, 2019
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$77	$(14)
Total derivatives	77	(14)

	Three Months Ended December 31, 2018
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(639)	$71
Total derivatives	(639)	71

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018.

Three Months Ended December 31, 2019
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (3)
Total		$ (3)

Three Months Ended December 31, 2018
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (1)
Total		$ (1)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At December 31, 2019 and September 30, 2019, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at December 31, 2019 and September 30, 2019. At December 31, 2019 and September 30, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.5 million and $6.4 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at December 31, 2019 or September 30, 2019.

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,000	$-	$3,000	$-
State and municipal obligations	4,726	-	4,726	-
Single issuer trust preferred security	934	-	934	-
Corporate debt securities	13,565	-	13,565	-
Mutual funds	1,498	-	-	1,498
Total investment securities available for sale	$23,723	$-	$22,225	$1,498
Derivative instruments	$3,790	$-	$3,790	$-
Liabilities:
Derivative instruments	$4,311	$-	$4,311	$-

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,000	$-	$3,000	$-
State and municipal obligations	4,732	-	4,732	-
Single issuer trust preferred security	923	-	923	-
Corporate debt securities	9,506	-	9,506	-
Mutual funds	250	-	-	250
Total investment securities available for sale	$18,411	$-	$18,161	$250

Derivative instruments	$5,145	$-	$5,145	$-

Liabilities:
Derivative Instruments	5,754	$-	$5,754	$-

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2019 and September 30, 2019:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	7,751	-	-	7,751
Total	$13,547	$-	$-	$13,547

	December 31, 2019
	Fair Value at December 31, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	7,751	Appraisal of Collateral(2)	Collateral discount(3)	6.9%-12.0%/(7.0%)
Total	$13,547

(1)	Consisted of four loans with an aggregate balance of $9.5 million and with $1.8 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	9,142	-	-	9,142
Total	$14,938	$-	$-	$14,938

	September 30, 2019
	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,142	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$14,938

(1)	Consisted of four loans with an aggregate balance of $9.3 million and with $157,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At December 31, 2019 and September 30, 2019, the Company did not have any additions to our mortgage servicing assets.  At December 31, 2019 the Company sold loans with servicing retained. At September 30, 2019, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and September 30, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2019 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2019 and September 30, 2019 are presented below:

	December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$159,802	$159,802	$159,802	$-	$-
Investment securities available-for-sale	23,723	23,723	-	22,225	1,498
Investment securities held-to-maturity	20,578	20,670	-	20,670	-
Loans receivable, net (including impaired loans)	994,803	995,701	-	-	995,701
Accrued interest receivable	4,061	4,061	-	4,061	-
Restricted stock	11,115	11,115	-	11,115	-
Mortgage servicing rights (included in Other Assets)	173	178	-	178	-
Derivatives (included in Other Assets)	3,790	3,790	-	3,790	-
Financial liabilities:
Savings accounts	40,908	40,908	-	40,908	-
Checking and NOW accounts	369,229	369,229	-	369,229	-
Money market accounts	279,883	279,883	-	279,883	-
Certificates of deposit	253,799	256,730	-	256,730	-
Borrowings (excluding sub debt)	133,000	133,489	-	133,489	-
Subordinated debt	24,658	24,827	-	24,827	-
Derivatives (included in Other Liabilities)	4,311	4,311	-	4,311	-
Accrued interest payable	1,271	1,271	-	1,271	-

	September 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$153,543	$153,543	$153,543	$-	$-
Investment securities available-for-sale	18,411	18,411	-	18,161	250
Investment securities held-to-maturity	22,485	22,609	-	22,609	-
Loans receivable, net (including impaired loans)	1,007,714	1,010,442	-	-	1,010,442
Accrued interest receivable	4,253	4,253	-	4,253	-
Restricted stock	11,129	11,129	-	11,129	-
Mortgage servicing rights (included in Other Assets)	178	178	-	178	-
Derivatives (included in Other Assets)	5,145	5,145	-	5,145	-
Financial liabilities:
Savings accounts	41,875	41,875	-	41,875	-
Checking and NOW accounts	357,723	357,723	-	357,723	-
Money market accounts	276,644	276,644	-	276,644	-
Certificates of deposit	277,569	280,024	-	280,024	-
Borrowings (excluding sub debt)	133,000	133,545	-	133,545	-
Subordinated debt	24,619	24,471	-	24,471	-
Derivatives (included in Other Liabilities)	5,754	5,754	-	5,754	-
Accrued interest payable	978	978	-	978	-

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	December 31, 2019	September 30, 2019
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(38)	$(111)
Tax effect	8	24
Net of tax amount	(30)	(87)
Fair value adjustments on derivatives	(519)	(610)
Tax effect	109	128
Net of tax amount	(410)	(482)
Total accumulated other comprehensive loss	$(440)	$(569)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$71	$(33)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	2
Fair value adjustments on derivatives	91	(710)
Other comprehensive income (loss) before taxes	163	(741)
Tax effect	(34)	156
Total comprehensive income (loss)	$129	$(585)

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of December 31, 2019, there were 347,708 remaining shares available for future grants.

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

 The Company did not grant any stock options during the three months ended December 31, 2019 and December 31, 2018.   Total compensation expense related to stock options granted under the 2014 Plan was approximately $6,000 and $1,000 for the three months ended December 31, 2019 and December 31, 2018, respectively.

During the three months ended December 31, 2019 and December 31, 2018 a total of 1,764 and 3,238 restricted shares were awarded, respectively. During the three months ended December 31, 2019 a total of 1,610 shares were forfeited. No shares were forfeited during the three months ended December 31, 2018. The compensation expense related to restricted stock awards was approximately $26,000 and $13,000 during the three months ended December 31, 2019 and December 31, 2018, respectively.

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

Stock Options

The following is a summary of stock option activity for the three months ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	18,830	$22.05		$21,350
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, end of year	18,830	$22.05	7.979	$37,730
Exercisable, end of year	5,540	$22.12	7.343	$12,664
Nonvested, at end of year	13,290	$22.02

As of December 31, 2019, there was approximately $74,000 of total unrecognized compensation cost related to nonvested options under the Plan.  The cost is expected to be recognized over a weighted average period of 3.23 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended December 31, 2019:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	18,493	$21.78
Granted	1,764	$23.07
Vested	1,891	$21.17
Forfeited/cancelled/expired	1,610	$21.43
Outstanding, end of year	16,756	$22.01

As of December 31, 2019, there was approximately $347,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.47 years.

Note 13 – Deposits

Deposits classified by type with percentages to total deposits at December 31, 2019 and September 30, 2019 consisted of the following:

	December 31,		September 30,
	2019		2019
	(In thousands)

Balances by types of deposit:
Savings	$40,908	4.33%	$41,875	4.39%
Money market accounts	279,883	29.65%	276,644	29.00%
Interest bearing demand	327,956	34.76%	302,039	31.67%
Non-interest bearing demand	41,273	4.37%	55,684	5.84%
	690,020	73.11%	676,242	70.90%

Certificates of deposit	253,799	26.89%	277,569	29.10%

Total Deposits	$943,819	100.00%	$953,811	100.00%

The total amount of certificates of deposit of $250,000 and greater at December 31, 2019 and September 30, 2019 was $75.4 million and $63.5 million, respectively.  We had brokered deposits totaling $30.2 million and $73.1 million at December 31, 2019 and September 30, 2019, respectively.

Interest expense on deposits consisted of the following for the three months ended:

	December 31,
	2019	2018
	(In thousands)
Savings accounts	$11	$10
Money market accounts	1,098	1,074
Interest bearing demand	1,181	643
Certificates of deposit	1,447	1,217
Total	$3,737	$2,944

The following is a schedule of certificates of deposit maturities.

December 31, 2019
(In thousands)
2020	$175,961
2021	48,694
2022	7,899
2023	8,402
2024	8,624
Thereafter	4,219
Total	$253,799

Note 14 – Leases

          The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities on our consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, in order to determine the present value of future payments for office leases we used our incremental borrowing rate based on the FHLB liquidity and funding rates. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

           As of December 31, 2019, the Company leases a financial center in Glen Mills, Pennsylvania and private banking offices in Villanova, West Chester and Quakertown, Pennsylvania; one private banking office in New Castle County located in Montchanin, Delaware; one private banking office in Morris County located in Morristown, New Jersey; one private banking office in Palm Beach County located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office in Allentown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for two private banking office and two representative office leases whose terms are twelve months or less and are considered short-term leases. All of the financial center leases and two private banking office leases include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Operating lease cost	$175	$116
Finance lease cost	-	-
Short-term lease cost	25	15
Total	$200	$131

Supplemental information related to leases was as follows:

December 31, 2019
(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$3,119
Operating lease liabilities	$3,128
Weighted average remaing lease term	5.93 years
Weighted average discount rate	1.98%

Three Months Ended December 31, 2019
(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$166
ROU assets obtained in exchange for lease obligations	$3,279

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Period Ending September 30:
Remainder of 2020	$509
2021	601
2022	492
2023	474
2024	474
Thereafter	746
Total lease payments	$3,296
Less: imputed interest	(168)
Total	$3,128

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2019 and September 30, 2019. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations (including the Dodd-Frank Wall Street Reform and Consumer Protection Act) and of governmental efforts to restructure the U.S. financial regulatory system; technological changes; changes in the level of the Company’s nonperforming assets and charge offs; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; unanticipated regulatory or judicial proceedings; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s Annual Report on Form 10-K filed with the SEC on December 16, 2019 (the “2019 Annual Report”) and available at the SEC’s Internet site (http://www.sec.gov).

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

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the statements of operations. Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2019 Annual Report.

There have been no significant changes to the Company’s Critical Accounting Policies as described in its 2019 Annual Report other than the adoption of ASU 2016-02.

Results of Operations

Net income available to common shareholders for the three months ended December 31, 2019 amounted to $2.5 million, or $0.33 per fully diluted common share, an increase of $491,000, or 24.4 percent, as compared with net income of $2.0 million, or $0.27 per common share, for the three months ended December 31, 2018. The annualized return on average assets was 0.82 percent for the three months ended December 31, 2019, compared to annualized return on average assets of 0.74 percent for three months ended December 31, 2018. The annualized return on average shareholders’ equity was 6.97 percent for the three month period ended December 31, 2019, compared to 6.00 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2018.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated.

Net Interest Income

	For the Three Months Ended December 31,
	2019	2018	Increase (Decrease)	Percent Change
	(In thousands)
Interest income:
Loans, including fees	$10,905	$10,095	$810	8.02%
Investment securities	254	312	(58)	(18.59)
Interest-bearing cash accounts	472	372	100	26.88
Dividends, restricted stock	188	133	55	41.35
Total interest income	11,819	10,912	907	8.31
Interest expense:
Deposits	3,737	2,944	793	26.94
Short-term borrowings	-	5	(5)	(100.00)
Long-term borrowings	787	633	154	24.33
Subordinated debt	383	383	-	0.00
Total interest expense	4,907	3,965	942	23.76
Net interest income	$6,912	$6,947	$(35)	(0.50)%

Net interest income decreased $35,000 or 0.5 percent to $6.9 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. For the three months ended December 31, 2019, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets and is presented herein on an annualized basis) decreased thirty-one basis points to 2.34 percent from 2.65 percent during the three months ended December 31, 2018. For the three months ended December 31, 2019, an increase of sixteen basis points in the annualized average cost of interest-bearing liabilities, together with a decrease in the annualized average yield on interest-earning assets of fifteen basis points, resulted in a decrease in the Company’s net interest spread of thirty-one basis points for the period.

Total Interest Income

For the three months ended December 31, 2019, total interest income increased by $907,000 or 8.3 percent, to $11.8 million, compared to the three months ended December 31, 2018. This increase in total interest income was due primarily to an increase in the average volume of interest-earning assets. The average balance of the loan portfolio increased by $94.5 million, to $1.0 billion, from an average of $912.3 million in the three months ended December 31, 2018, primarily reflecting a net increase in commercial loans and residential loans. Average loans represented approximately 85.3 percent of average interest-earning assets during the three months ended December 31, 2019 compared to 86.9 percent in the three months ended December 31, 2018. Average investment securities volume decreased during the three months ended December 31, 2019 by $13.0 million, to $40.9 million, compared to the three months ended December 31, 2018.

Interest Expense

For the three months ended December 31, 2019, interest expense increased $942,000, or 23.8 percent, to $4.9 million, compared to the same three month period in fiscal 2019. The annualized average rate of total interest-bearing liabilities increased sixteen basis points to 1.92 percent for the three months ended December 31, 2019, from 1.76 percent for the three months ended December 31, 2018. At the same time, the average balance of total interest-bearing liabilities increased by $121.0 million. This increase primarily reflects an increase in the average balance of total interest-bearing deposit accounts of $105.5 million and an increase in the average balance of borrowings of $15.5 million.  For the three months ended December 31, 2019, the Company’s annualized net interest spread decreased to 2.09 percent, from 2.40 percent for the three months ended December 31, 2018.

Net Interest Margin

The following table quantifies the impact on net interest income resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31,
	2019 and 2018
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$1,046	$(236)	$810
Investment securities	(76)	18	(58)
Interest-bearing cash accounts	230	(130)	100
Dividends, restricted stock	32	23	55
Total interest-earning assets	$1,232	$(325)	$907
Interest Bearing Liabilities:
Money Market deposits	$49	$(25)	$24
Savings deposits	(1)	2	1
Certificates of deposits	53	177	230
Other interest-bearing deposits	258	280	538
Total interest-bearing deposits	359	434	793
Borrowings	111	38	149
Total interest-bearing liabilities	$470	$472	$942
Change in net interest income	$762	$(797)	$(35)

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

	Three Months Ended December 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(In thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,006,755	$10,905	4.33%	$912,259	$10,095	4.43%
Investment securities	40,855	254	2.49%	53,882	312	2.32%
Interest-bearing cash accounts	122,234	472	1.54%	75,456	372	1.97%
Dividends, restricted stock	10,448	188	7.20%	8,415	133	6.32%
Total interest-earning assets(1)	1,180,292	11,819	4.01%	1,050,012	10,912	4.16%
Non interest-earning assets:
Cash and due from banks	1,446			1,353
Bank-owned life insurance	19,968			19,474
Other assets	24,683			18,252
Other real estate owned	5,796			693
Allowance for loan losses	(10,097)			(8,638)
Total non interest-earning assets	41,796			31,134
Total assets	$1,222,088			$1,081,146
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$270,980	1,098	1.62%	$259,123	1,074	1.66%
Savings deposits	41,641	11	0.11%	44,514	10	0.09%
Certificates of deposits	252,358	1,447	2.29%	241,873	1,217	2.01%
Other interest-bearing deposits	299,338	1,181	1.58%	213,303	643	1.20%
Total interest-bearing deposits	$864,317	3,737	1.73%	758,813	2,944	1.55%
Borrowings	157,641	1,170	2.97%	142,103	1,021	2.87%
Total interest-bearing liabilities	1,021,958	4,907	1.92%	900,916	3,965	1.76%
Non-interest-bearing liabilities:
Demand deposits	41,716			40,420
Other liabilities	14,810			5,750
Total non-interest liabilities	56,526			46,170
Shareholders' equity	143,604			134,060
Total liabilities and shareholders' equity	$1,222,088			$1,081,146
Net interest spread			2.09%			2.40%
Net interest margin			2.34%			2.65%
Net interest income		$6,912			$6,947

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
	2019	2018	(Decrease)	Change
	(In thousands)
Service charges and other fees	$259	$940	$(681)	(72.45)%
Rental income-other	54	67	(13)	(19.40)
Net gains on sale of loans	3	18	(15)	(83.33)
Earnings on bank-owned life insurance	127	121	6	4.96
Total other income	$443	$1,146	$(703)	(61.34)%

For the three months ended December 31, 2019, other income amounted to $443,000, compared to total other income of $1.1 million for the same period in fiscal 2019. The decrease in total other income was due to a $681,000 decrease in service charges and other fees, a $15,000 decrease in net gains on sale of loans, and a $13,000 decrease in rental income, partially offset by a $6,000 increase in earnings on bank-owned life insurance. The decrease in service charges and other fees during the three months ended December 31, 2019 is primarily due to lower net swap fees of $710,000 through the Bank’s commercial loan hedging program.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended December 31,
			Increase	Percent
	2019	2018	(Decrease)	Change
	(In thousands)
Salaries and employee benefits	$2,125	$2,008	$117	5.83%
Occupancy expense	582	539	43	7.98
Federal deposit insurance premium	(3)	69	(72)	(104.35)
Advertising	22	30	(8)	(26.67)
Data processing	278	254	24	9.45
Professional fees	441	499	(58)	(11.62)
Other real estate owned expense, net	71	21	50	238.10
Pennsylvania shares tax	170	-	170	100.00
Other operating expenses	736	674	62	9.20
Total other expense	$4,422	$4,094	$328	8.01%

For the three months ended December 31, 2019, total other expense increased $328,000, or 8.0 percent, from the comparable three months ended December 31, 2018. The increase was primarily due to a $170,000 increase in the Pennsylvania shares tax, an increase of $117,000 in salaries and employee benefits, an increase of $62,000 in other operating expense, a $50,000 increase in net other real estate owned expense, a $43,000 increase in occupancy expense, and a $24,000 increase in data processing expense.  These were partially offset by a decrease of $72,000 in the federal deposit insurance premium, a  $58,000 decrease in professional fees, and an $8,000 decrease in advertising expense.  The increase in the Pennsylvania shares tax was primarily due to the imposition of the Pennsylvania shares tax related to the Bank’s new standing as a National Association during the second fiscal quarter of 2019.  The increase in salaries and employee benefits was primarily due to normal increases to salary and benefits.  The reduction in the federal deposit insurance premium resulted from the Deposit Insurance Fund reserve ratio exceeding the official required reserve ratio, which in turn generates credits to qualified participating banks.  The Company has a current credit balance of approximately $79,000 that can be used to offset premiums during the next several quarters, should FDIC reserves remain above the required reserve ratio level.

Income Taxes

The Company recorded a provision for income taxes of $431,000 for the three months ended December 31, 2019 reflecting an effective tax rate of 14.7 percent. The Company recorded a provision for income taxes of $535,000 for the three months ended

December 31, 2018 reflecting an effective tax rate of 21.0 percent. During the quarter ended December 31, 2019, the Company recorded discrete items that reduced the effective tax rate.

Investment Portfolio

For the three months ended December 31, 2019, the average volume of investment securities decreased by $13.0 million to approximately $40.9 million or 3.5 percent of average earning assets, from $53.9 million on average, or 5.1 percent of average earning assets, for the three months ended December 31, 2018.   At December 31, 2019, the total investment portfolio amounted to $44.3 million, an increase of $3.4 million, or 8.3 percent, from September 30, 2019. The increase in the investment portfolio was primarily due to the addition of two corporate bonds and two mutual funds in the amount of $4.0 million and $1.3 million, respectively, partially offset by the maturation of one government agency obligation in the amount of $1.0 million . At December 31, 2019, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and equity securities.

During the three month period ended December 31, 2019, the volume-related factors decreased investment revenue by approximately $76,000, while rate-related factors increased investment revenue by approximately $18,000, from the same period in fiscal 2019. The yield on investments increased by seventeen basis points to 2.49 percent for the three month period ended December 31, 2019 as compared to 2.32 percent for the three month period ended December 31, 2018. The yield on the portfolio increased  due primarily to rate related factors.

Loan Portfolio

The Company’s loan portfolio consists of residential, construction and development, commercial and consumer loans, serving the diverse customer base in its market area. The composition of the Company’s portfolio continues to change due to the local competition. Factors such as the economic climate, interest rates, real estate values and employment all contribute to changes in the composition of the Company’s portfolio. Growth is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets and entry into new markets.

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

At December 31, 2019 and September 30, 2019, total gross loans amounted to $1.0 billion. For the three month period ended December 31, 2019, there was a decrease of $35.2 million in commercial loans, a $1.6 million decrease in consumer loans, a $14.7 million increase in residential mortgage loans, and an $9.0 million increase in construction and development loans. Total gross loans recorded in the quarter ended December 31, 2019 included new loan volume of $69.9 million, which was offset by loan payoffs of $56.0 million, amortization of $10.8 million, prepayments totaling $9.7 million, and participations of $6.3 million.

At December 31, 2019, the Company had $155.2 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. The Company's current "Approved, Accepted but Unfunded" pipeline, includes approximately $19.2 million in commercial and construction loans and $6.9 million in residential mortgage loans expected to fund over the the following quarter.

The average balance of our total loans increased $94.5 million or 10.4 percent for the three months ended December 31, 2019 as compared to the same period in fiscal 2019, while the average yield on loans decreased 10 basis points for the three months ended December 31, 2019 compared with the same period in fiscal 2019. The increase in average total loan volume was due primarily to the volume of new loan originations. During the first quarter of fiscal 2020 compared to the same period fiscal 2019, the volume-related factors during the period contributed to an increase of interest income on loans of $1.0 million, while the rate-related factors decreased interest income on loans by $236,000.

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

At December 31, 2019 the allowance amounted to approximately $10.1 million, or 1.01 percent of total loans. At September 30, 2019, the allowance amounted to approximately $10.1 million, or 0.99 percent of total loans. The Company did not record a provision for loan losses during the quarter ended December 31, 2019 compared to $1.5 million for the quarter ended December 31, 2018.

During the three months ended December 31, 2019, the Bank recorded a specific reserve related one of its performing troubled debt restructured (“TDR”), commercial real estate loans, based on updated borrowers’ information received in January 2020.  As a result the Bank began to review the loan for modification of the existing structure.  The property and loan are performing and have a positive payment history, in accordance with the loan terms.  As the current modification is not yet finalized, the Bank has performed an updated impairment analysis on the loan and recorded a specific impairment of approximately $1.5 million, which resulted in a reclassification from allowance for loan loss collectively evaluated for impairment to allowance for loan loss individually evaluated for impairment.  The unallocated portion of the allowance as of December 31, 2019 remained consistent with unallocated portion of the allowance as of September 30, 2019. This impairment will be re-evaluated in the upcoming quarter as the Bank finalizes the review process and loan modification.

The net recoveries were $5,000 for the three months ended December 31, 2019 compared to $1.2 million in net charge-offs for the three months ended December 31, 2018.

The level of the allowance for the respective periods of fiscal 2020 and fiscal 2019 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at December 31, 2019 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance are presented in the following table for the periods indicated.

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Average loans outstanding	$1,006,755	$912,259
Total gross loans at end of period	$1,004,075	$933,426
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$10,095	$9,021

Charge-offs:
Residential Mortgage	-	17
Commercial:
Commercial real estate	-	1,223
Consumer:
Second mortgages	2	-
Other	-	1
Total charge-offs	2	1,241
Recoveries:
Commercial:
Commercial real estate	1	3
Commercial and industrial	-	2
Consumer:
Second mortgages	6	8
Other	-	1
Total recoveries	7	14
Net (recoveries) charge-offs	(5)	1,227
Provision for loan losses	-	1,453
Balance at end of period	$10,100	$9,247
Ratios:
Ratio of allowance for loan losses to non-performing loans	553.73%	278.44%
Ratio of net (recoveries) charge-offs to average loans outstanding (1)	0.00%	0.54%
Ratio of net (recoveries) charge-offs to total allowance for loan losses	(0.05)%	13.27%
(1)	Annualized

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

	December 31, 2019	September 30, 2019
	(In thousands)
Non-accruing loans:
Non-accrual loans	$1,823	$1,821
Accruing loans delinquent more than 90 days past due	1	502
Total non-performing loans	1,824	2,323
Other real estate owned	5,796	5,796
Total non-performing assets	$7,620	$8,119
TDR loans - performing	$12,598	$12,170

Non-accrual loans were $1.8 million at both December 31, 2019 and September 30, 2019, and $2.6 million at December 31, 2018.  OREO was $5.8 million at December 31, 2019, September 30, 2019, and December 31, 2018.  Total performing TDR loans were $12.6 million at December 31, 2019, and $12.2 million at September 30, 2019 and December 31, 2018.

At December 31, 2019, non-performing assets totaled $7.6 million, or 0.60 percent of total assets, as compared with $8.1 million, or 0.64 percent, at September 30, 2019 and $9.1 million, or 0.81 percent, at December 31, 2018.

Overall credit quality in the Bank’s loan portfolio at December 31, 2019 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At December 31, 2019, special mention loans were $15.0 million compared to $15.1 million at September 30, 2019. Substandard loans were $14.9 million and $14.8 million at December 31, 2019 and September 30, 2019, respectively.    Our loans which have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

At December 31, 2019, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

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

At December 31, 2019, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.55:1.00 at the cumulative one-year position.

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

Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. Under its liquidity risk management program, the Company regularly monitors correspondent bank funding exposure and credit exposure in accordance with guidelines issued by the banking regulatory authorities. Management uses a variety of potential funding sources and staggering maturities to reduce the risk of potential funding pressure. Management also maintains a detailed contingency funding plan designed to respond adequately to situations which could lead to stresses on liquidity. Management believes that the Company has the funding capacity to meet the liquidity needs arising from potential events. The Company maintains borrowing capacity through the Federal Home Loan Bank (“FHLB”) of Pittsburgh secured with loans and marketable securities.

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale. At December 31, 2019, the Company had $159.8 million in cash and cash equivalent compared to $153.5 million at September 30, 2019. In addition, our available for sale investment securities amounted to $23.7 million at December 31, 2019 and $18.4 million at September 30, 2019.

Deposits

Total deposits decreased to $943.8 million at December 31, 2019 from $953.8 million at September 30, 2019, a decrease of $10.0 million, or 10.5 percent.. Total interest-bearing deposits increased from $898.1 million at September 30, 2019 to $902.5 million at December 31, 2019, an increase of $4.4 million. Interest-bearing demand, savings and time deposits under $100,000 increased $26.2 million to a total of $722.8 million at December 31, 2019 as compared to $696.6 million at September 30, 2019. Time deposits $100,000 and over decreased $21.8 million as compared to September 30, 2019. Time deposits $100,000 and over represented 19.0 percent of total deposits at December 31, 2019 compared to 21.1 percent at September 30, 2019. We had brokered deposits totaling $30.2 million at December 31, 2019 compared to $73.1 million at September 30, 2019.

The Company continues to focus on the maintenance, development, and expansion of its deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market.

The following table depicts the Company’s deposits classified by interest rates, with percentages to total deposits, at December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(In thousands)
Savings	$40,908	4.3%	$41,875	4.4%	$(967)
Money market accounts	279,883	29.6	276,644	29.0	3,239
Interest bearing demand	327,956	34.8	302,039	31.7	25,917
Non-interest bearing demand	41,273	4.4	55,684	5.8	(14,411)
	$690,020	73.1	$676,242	70.9	$13,778
Certificates of deposit	253,799	26.9	277,569	29.1	(23,770)
Total	$943,819	100.0%	$953,811	100.0%	$(9,992)

Borrowings

Borrowings from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2019 and September 30, 2019, the Company’s outstanding balance of FHLB advances totaled $133.0 million. Of the $133.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020. At December 31, 2019, there were five short-term FHLB advances totaling $105.0 million of fixed-rate borrowings with rollover of 90 days.

The Company did not purchase any securities sold under agreements to repurchase as a short-term funding source during the first fiscal quarter of 2020 or 2019.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2019, cash and cash equivalents increased by $6.3 million from the balance at September 30, 2019. Net cash of $7.9 million was provided by operating activities primarily due to a decrease in other assets of $1.2 million, an increase in other liabilities of $1.9 million, and amortization of loan origination fees and costs of $1.5 million. Net cash provided by investing activities amounted to approximately $7.8 million, primarily reflecting a net decrease in loans of $11.4 million and maturities of held to maturity investment securities of $1.7 million, partially offset by purchases of available for sale investment securities of $5.3 million. The decrease in net cash from financing activities of $9.4 million was primarily from the decrease in deposits of $10.0 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $145.3 million, or 11.5 percent of total assets, at December 31, 2019, compared to $142.5 million or 11.3 percent of total assets at September 30, 2019. Book value per common share was $18.70 at December 31, 2019, compared to $18.35 at September 30, 2019.

	December 31, 2019	September 30, 2019
	(In thousands, except for per share data)
Shareholders' equity	145,252	$142,508
Book value per common share	$18.70	$18.35

Capital

At December 31, 2019, the Bank’s common equity tier 1 ratio was 15.49 percent, tier 1 leverage ratio was 12.78 percent, tier 1 risk-based capital ratio was 15.49 percent and the total risk-based capital ratio was 16.50 percent.  At September 30, 2019, the Bank’s common equity tier 1 ratio was 15.38 percent, tier 1 leverage ratio was 12.23 percent, tier 1 risk-based capital ratio was 15.38 percent and the total risk-based capital ratio was 16.40 percent. At December 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements.

At December 31, 2019, the Company’s common equity tier 1 ratio was 14.40 percent, tier 1 leverage ratio was 11.89 percent, tier 1 risk-based capital ratio was 14.40 percent and the total risk-based capital ratio was 17.86 percent.  At September 30, 2019, the Company’s common equity tier 1 ratio was 14.30 percent, tier 1 leverage ratio was 11.38 percent, tier 1 risk-based capital ratio was 14.30 percent and the total risk-based capital ratio was 17.79 percent.  At December 31, 2019, the Company was in compliance with all applicable regulatory capital requirements.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

This Item has been omitted based on the Company’s status as a smaller reporting company.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations..

Item 1A - Risk Factors

There have been no material changes to the risk factors that appeared under Item 1A, "Risk Factors" in the Company’s 2019 Annual Report..

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

           On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. This authority extends through March 31, 2020 and may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. At December 31, 2019, the Company had 177,653 shares remaining in the repurchase plan. The Company did not purchase  any shares of its common stock under the repurchase plan during the three months ended December 31, 2019.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1	Amended and Restated Articles of Incorporation of Malvern Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.(2)
31.1	Rule 13a-14(a)/15d-14(a) Section 302 Certification
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification
32.0	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
(1)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.
(2)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

February 10, 2020	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

February 10, 2020	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer