Form 10-Q/A
period 2019-12-31
MALVERN BANCORP, INC.
filed 2020-04-16
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 as originally filed with the Securities and Exchange Commission on February 10, 2020 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Financial Statements and Notes to Unaudited Consolidated Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” (iii) Item 6 of Part II, “Exhibits,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.0, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. Item 1A of Part II, “Risk Factors,” is being amended to address the potential harm from the recent global coronavirus outbreak. No other sections were affected, (other than immaterial corrections), but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any material way other than as required to reflect the restatement described below.

Subsequent to the Company’s submission on February 10, 2020, of the Original Form 10-Q, additional information was received  concerning a certain $9.1 million collateral dependent commercial loan relationship (“the Loan”) which was classified as an accruing troubled debt restructured loan as of December 31, 2019. The Loan is performing in accordance with its terms and has a positive payment history.  In determining the allowance for loan loss and impairment on the Loan as of December 31, 2019, the Company followed guidance under Accounting Standards Codification (“ASC”) 310-10-35. When measuring impairment on an individual basis under ASC 310-10-35, the Company considered the fair value of the Loan’s collateral, given that, based on available information, the Loan was collateral dependent. The Company internally estimated the fair value of the collateral and recorded a specific reserve of $1.6 million during the three months ended December 31, 2019 pending the receipt of a third party appraisal. The third party appraisal was received in March 2020 and indicated that the collateral’s fair value is approximately $700,000 less than the Company’s previous estimate.  No other factors were identified that led the Company to believe the collateral value as of December 31, 2019 had changed.  Based upon this additional information, the Company has determined a partial charge-off of the Loan to reflect the collateral’s true fair value is appropriate as of December 31, 2019.  Accordingly, we charged-off $2.3 million of the Loan, placed the Loan on non-accrual status, recorded an additional $2.2 million provision for loan losses for the three months ended December 31, 2019 and reversed approximately $24,000 of interest income (related to the December 31, 2019 principal and interest payment), crediting it to principal.  The increase in the provision for loan losses and reversal of interest income, as well as adjustments to income tax expense, reduced the Company’s net income for the quarter ended December 31, 2019 from $2.5 million, or $0.33 per diluted share, to $785,000, or $0.10 per diluted share.

We have made necessary changes in Item 1 of Part I, “Financial Statements and Notes to Unaudited Consolidated Financial Statements,” “Consolidated Statements of Financial Position at December 31, 2019 and September 30, 2019,” “Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018,” “Consolidated Statements of Comprehensive Income for the three months ended December 31, 2019 and 2018,” “Consolidated Statements of Changes in Shareholders’ Equity for the three months ended December 31, 2019 and 2018,” “Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018,” “Note 3 – Restatement of Previously Unaudited Condensed Consolidated Financial Statements,” “Note 5 – Earnings Per Share,” “Note 8 – Loans Receivable and Related Allowance for Loan Losses,” “Note 9 – Regulatory Matters,” and “Note 11 – Fair Value Measurements” for the appropriate corrections. We have also made necessary changes in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Results of Operations,” “Loan Portfolio,” “Allowance for Loan Losses and Related Provision,” “Asset Quality,” “Cash Flows,” “Shareholders Equity,” and “Capital,” for the appropriate corrections.

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

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2019	September 30, 2019
	As Restated (1)
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$1,337	$1,400
Interest bearing deposits in depository institutions	158,465	152,143
Cash and Cash Equivalents	159,802	153,543
Investment securities available for sale, at fair value (amortized cost of $23,761 and $18,522, respectively)	23,723	18,411
Investment securities held to maturity (fair value of $20,670 and $22,609, respectively)	20,578	22,485
Restricted stock, at cost	11,115	11,129
Loans receivable, net of allowance for loan losses of $9,962 and $10,095, respectively	992,629	1,007,714
Other real estate owned	5,796	5,796
Accrued interest receivable	4,061	4,253
Operating lease right-of-use assets	3,119	-
Property and equipment, net	6,594	6,678
Deferred income taxes	2,806	2,840
Bank-owned life insurance	20,018	19,891
Other assets	8,341	12,482
Total Assets	$1,258,582	$1,265,222
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Deposits-noninterest-bearing	41,273	55,684
Deposits-interest-bearing	902,546	898,127
Total Deposits	943,819	953,811
FHLB advances	133,000	133,000
Subordinated debt	24,658	24,619
Advances from borrowers for taxes and insurance	2,344	1,761
Accrued interest payable	1,271	978
Operating lease liabilities	3,128	-
Other liabilities	6,827	8,545
Total Liabilities	1,115,047	1,122,714
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,782,412 and 7,765,549 shares issued and outstanding, respectively, at December 31, 2019 and 7,782,258 and 7,765,395 shares issued and outstanding, respectively, at September 30, 2019	78	78
Additional paid-in-capital	84,860	84,783
Retained earnings	60,529	59,744
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,156)	(1,192)
Accumulated other comprehensive loss	(440)	(569)
Treasury stock, at cost: 16,863 shares at December 31, 2019 and September 30, 2019	(336)	(336)
Total Shareholders' Equity	143,535	142,508
Total Liabilities and Shareholders' Equity	$1,258,582	$1,265,222

See accompanying notes to unaudited consolidated financial statements.

(1) See Note 3 for a summary of adjustments.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
	As Restated (1)
	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$10,881	$10,095
Investment securities, taxable	215	251
Investment securities, tax-exempt	39	61
Dividends, restricted stock	188	133
Interest-bearing cash accounts	472	372
Total Interest and Dividend Income	11,795	10,912
Interest Expense
Deposits	3,737	2,944
Short-term borrowings	-	5
Long-term borrowings	787	633
Subordinated debt	383	383
Total Interest Expense	4,907	3,965
Net Interest Income	6,888	6,947
Provision for Loan Losses	2,150	1,453
Net Interest Income after Provision for Loan losses	4,738	5,494
Other Income
Service charges and other fees	259	940
Rental income	54	67
Net gains on sale of loans	3	18
Earnings on bank-owned life insurance	127	121
Total Other Income	443	1,146
Other Expenses
Salaries and employee benefits	2,125	2,008
Occupancy expense	582	539
Federal deposit insurance premium	(3)	69
Advertising	22	30
Data processing	278	254
Professional fees	441	499
Other real estate owned expense, net	71	21
Pennsylvania shares tax	170	-
Other operating expenses	736	674
Total Other Expenses	4,422	4,094
Income before income tax (benefit) expense	759	2,546
Income tax (benefit) expense	(26)	535
Net Income	$785	$2,011
Earnings Per Common Share:
Basic	$0.10	$0.27
Diluted	$0.10	$0.27
Weighted Average Common Shares Outstanding:
Basic	7,665,842	7,555,810
Diluted	7,665,842	7,555,969

See accompanying notes to unaudited consolidated financial statements.

(1) See Note 3 for a summary of adjustments.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2019	2018
	As Restated (1)
	(In thousands)
Net Income	$785	$2,011
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	71	(33)
Tax effect	(15)	7
Net of tax amount	56	(26)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	2
Tax effect	-	(1)
Net of tax amount	1	1
Fair value adjustments on derivatives	91	(710)
Tax effect	(19)	150
Net of tax amount	72	(560)
Total other comprehensive income (loss)	129	(585)
Total comprehensive income	$914	$1,426

See accompanying notes to unaudited consolidated financial statements.

(1)

See Note 3 for a summary of adjustments.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2018	66	61,099	50,412	(1,338)	584	-	110,823
Net Income	-	-	2,011	-	-	-	2,011
Other comprehensive loss	-	-	-	-	(585)	-	(585)
Stock issuance (net of issuance of proceeds of $25,000)	12	23,332	-	-	-	-	23,344
Committed to be released ESOP shares (3,600 shares)	-	36	-	36	-	-	72
Stock based compensation	-	14	-	-	-	-	14
Balance, December 31, 2018	78	84,481	52,423	(1,302)	(1)	-	135,679
Balance, October 1, 2019	78	84,783	59,744	(1,192)	(569)	(336)	142,508
Net Income, as restated (1)	-	-	785	-	-	-	785
Other comprehensive income	-	-	-	-	129	-	129
Committed to be released ESOP shares (3,600 shares)	-	45	-	36	-	-	81
Stock based compensation	-	32	-	-	-	-	32
Balance, December 31, 2019	$78	$84,860	$60,529	$(1,156)	$(440)	$(336)	$143,535

See accompanying notes to unaudited consolidated financial statements.

(1) See Note 3 for a summary of adjustments.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
	As Restated (1)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$785	$2,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	187	191
Provision for loan losses	2,150	1,453
Deferred income tax expense (benefit)	34	(295)
ESOP expense	81	72
Stock based compensation	32	14
Amortization of premiums and discounts on investments securities, net	181	269
Amortization (accretion) of loan origination fees and costs	1,535	(192)
Amortization of mortgage servicing rights	5	10
Net gain on sale of secondary market loans	(3)	(18)
Proceeds from sale of secondary market loans	73	1,543
Originations of secondary market loans	(70)	(1,525)
Earnings on bank-owned life insurance	(127)	(121)
Decrease in accrued interest receivable	192	76
Increase in accrued interest payable	293	467
Operating lease liability payments	(166)	-
Increase in other liabilities	1,410	1,805
Decrease (increase) in other assets	1,239	(2,418)
Amortization of subordinate debt	39	39
Net Cash Provided by Operating Activities	7,870	3,381

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(5,252)	(5,000)
Sales	-	25
Maturities, calls and principal repayments	2	10,000
Investment securities held-to-maturity:
Maturities, calls and principal repayments	1,737	512
Net decrease (increase) in loans	11,400	(29,560)
Net decrease (increase) in restricted stock	14	(956)
Purchase of property and equipment	(103)	(78)
Net Cash Provided by (Used in) Investing Activities	7,798	(25,057)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(9,992)	69,037
Proceeds for long-term borrowings	-	30,000
Repayment of long-term borrowings	-	(30,000)
Repayment of other borrowed money	-	(2,500)
Increase in advances from borrowers for taxes and insurance	583	837
Net proceeds from issuance of common stock	-	23,344
Net Cash (Used in) Provided by Financing Activities	(9,409)	90,718
Net Increase in Cash and Cash Equivalents	6,259	69,042
Cash and Cash Equivalents - Beginning	153,543	30,834
Cash and Cash Equivalents - Ending	$159,802	$99,876
Supplemental Cash Flows Information
Interest paid	$4,614	$3,498
Income taxes paid	$-	$163
Non-cash transfer to other real estate owned	$-	$5,796

See accompanying notes to unaudited consolidated financial statements.

(1) See Note 3 for a summary of adjustments.

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

In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited consolidated statements of condition and that affect the results of operations for the periods presented.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of derivative positions.  The unaudited consolidated financial statements have been prepared in conformity with GAAP.

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

Leases

           The Company accounts for our leases in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842 - Leases. Most of our leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

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

Recently Issued Accounting Pronouncements

Income Taxes. In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740). This ASU identifies, evaluates, and improves areas of general accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. This ASU will require lessees to recognize a right-of-use (“ROU”) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current GAAP. This ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has applied the new transition method upon adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which aligned the new lease guidance with the existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard. The Company adopted the guidance in these ASUs on October 1, 2019 and will not restate comparative periods. As a result, the Company recorded right-of-use assets and related lease liabilities of $3.3 million at October 1, 2019. At December 31, 2019 the Company had right-of-use assets and related lease liabilities of $3.1 million.

Note 3 – Restatement of Previously Unaudited Condensed Consolidated Financial Statements

Subsequent to the Company’s submission on February 10, 2020, of the Original Form 10-Q, additional information was received  concerning a certain $9.1 million collateral dependent commercial loan relationship (the “Loan”), which was classified as an accruing troubled debt restructured (“TDR”) as of December 31, 2019. In determining the allowance for loan loss and impairment on the Loan as of December 31, 2019, the Company followed guidance under Accounting Standards Codification (“ASC”) 310-10-35. When measuring impairment on an individual basis under ASC 310-10-35, the Company considered the fair value of the Loan’s collateral , given that, based on available information, the Loan was collateral dependent. The Company internally estimated the fair value of the collateral and recorded a specific reserve of $1.6 million during the three months ended December 31, 2019 pending the receipt of a third party appraisal. The third party appraisal was received in March 2020 and indicated that the collateral’s fair value is approximately $700,000 less than the Company’s previous estimate. No other factors were identified that led the Company to believe the collateral value as of December 31, 2019 had changed. Based upon this additional information, the Company has determined a partial charge-off of the Loan to reflect the collateral’s true fair value is appropriate as of December 31, 2019.  Accordingly, we charged-off $2.3 million of the Loan, placed the Loan on non-accrual status, recorded an additional $2.2 million provision for loan losses for the three months ended December 31, 2019 and reversed approximately $24,000 of interest income (related to the December 31, 2019 principal and interest payment), crediting it to principal. The increase in the provision for credit losses and reversal of interest income as well as adjustments to income tax expense, reduced the Company’s net income for the quarter ended December 31, 2019 from $2.5 million, or $0.33 per diluted share, to $785,000, or $0.10 per diluted share.

Summarized financial information depicting the impact of the restatement to amounts we previously presented in our Quarterly Report on Form 10-Q for the three months ended December 31, 2019 is presented below:

	As of December 31, 2019
	As Reported December 31, 2019 Form 10-Q	Adjustments	As Restated
	(In thousands)
ASSETS
Loans receivable, net of allowance for loan losses of $9,962 and $10,095, respectively	$994,803	$(2,174)	$992,629
Total Assets	1,260,756	(2,174)	1,258,582

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	7,284	(457)	6,827
Retained earnings	62,246	(1,717)	60,529
Total Shareholders' Equity	145,252	(1,717)	143,535
Total Liabilities and Shareholders' Equity	$1,260,756	$(2,174)	$1,258,582

	Three Months Ended December 31, 2019
	As Reported December 31, 2019 Form 10-Q	Adjustments	As Restated
	(In thousands)
Interest and Dividend Income
Loans, including fees	$10,905	$(24)	$10,881
Total Interest and Dividend Income	11,819	(24)	11,795
Net Interest Income	6,912	(24)	6,888
Provision for Loan Losses	-	2,150	2,150
Net Interest Income after Provision for Loan losses	6,912	(2,174)	4,738
Income before income tax (benefit) expense	2,933	(2,174)	759
Income tax (benefit) expense	431	(457)	(26)
Net Income (Loss)	$2,502	$(1,717)	$785

Earnings Per Common Share:
Basic	$0.33	$(0.23)	$0.10
Diluted	$0.33	$(0.23)	$0.10

	As of December 31, 2019
	As Reported December 31, 2019 Form 10-Q	Adjustments	As Restated
CAPITAL RATIOS
Company:
Tier 1 Leverage (Core) Capital (to adjusted assets)	11.89%	(0.11)	11.78%
Common Equity Tier 1 Capital (to risk weighted assets)	14.40%	(0.09)	14.31%
Tier 1 Capital (to risk weighted assets)	14.40%	(0.09)	14.31%
Total Risk Based Capital (to risk weighted assets)	17.86%	(0.10)	17.76%

Bank:
Tier 1 Leverage (Core) Capital (to adjusted assets)	12.78%	(0.14)	12.64%
Common Equity Tier 1 Capital (to risk weighted assets)	15.49%	(0.13)	15.36%
Tier 1 Capital (to risk weighted assets)	15.49%	(0.13)	15.36%
Total Risk Based Capital (to risk weighted assets)	16.50%	(0.14)	16.36%

Note 4 – Non-Interest Income

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

Note 5 – Earnings Per Share (Restated)

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three months ended December 31, 2019, the Company issued 1,764 restricted shares, which are considered CSEs. The Company did not grant any stock options during the three months ended December 31, 2019. During the three months ended December 31, 2018, the Company granted 3,238 restricted shares, which are considered CSEs. The Company did not grant any stock options during the three months ended December 31, 2018.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended December 31,
	2019	2018
	(In thousands, except share data)
Net Income	$785	$2,011
Weighted average shares outstanding	7,764,383	7,668,751
Average unearned ESOP shares	(98,541)	(112,941)
Basic weighted average shares outstanding	7,665,842	7,555,810
Plus: effect of potential dilutive common stock equivalents - stock options	-	159
Diluted weighted average common shares outstanding	7,665,842	7,555,969
Earnings per common share:
Basic	$0.10	$0.27
Diluted	$0.10	$0.27

Note 6 – Employee Stock Ownership Plan

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

Note 7 - Investment Securities

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

The following tables present information related to the Company’s investment securities at December 31, 2019 and September 30, 2019:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,000	$-	$-	$3,000
State and municipal obligations	4,710	16	-	4,726
Single issuer trust preferred security	1,000	-	(66)	934
Corporate debt securities	13,551	199	(185)	13,565
Mutual fund	1,500	-	(2)	1,498
Total	$23,761	$215	$(253)	$23,723
Investment Securities Held-to-Maturity:
State and municipal obligations	$4,488	$79	$-	$4,567
Corporate debt securities	3,581	158	-	3,739
Mortgage-backed securities:
Collateralized mortgage obligations (“CMO”), fixed-rate	12,509	4	(149)	12,364
Total	$20,578	$241	$(149)	$20,670
Total investment securities	$44,339	$456	$(402)	$44,393

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,000	$-	$-	$3,000
State and municipal obligations	4,715	17	-	4,732
Single issuer trust preferred security	1,000	-	(77)	923
Corporate debt securities	9,557	181	(232)	9,506
Mutual fund	250	-	-	250
Total	$18,522	$198	$(309)	$18,411
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,000	$-	$-	$1,000
State and municipal obligations	4,515	75	-	4,590
Corporate debt securities	3,608	182	-	3,790
Mortgage-backed securities:
CMO, fixed-rate	13,362	3	(136)	13,229
Total	$22,485	$260	$(136)	$22,609
Total investment securities	$41,007	$458	$(445)	$41,020

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

The following table presents information for investment securities at December 31, 2019, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer:

	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$1,534	$1,539
Over 1 year through five years	6,254	6,282
After 5 years through ten years	14,973	14,904
Over 10 years	1,000	998
Total	$23,761	$23,723
Held-to-Maturity:
Over 1 year through five years	$3,582	$3,739
After 5 years through ten years	1,819	1,898
Over 10 years	2,668	2,669
Mortgage-backed securities:
CMO, fixed-rate	12,509	12,364
Total	$20,578	$20,670
Total investment securities	$44,339	$44,393

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Restated)

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31, 2019	September 30, 2019
	(In thousands)
Residential mortgage	$234,738	$220,011
Construction and Development:
Residential and commercial	49,095	40,346
Land	3,625	3,420
Total Construction and Development	52,720	43,766
Commercial:
Commercial real estate	521,495	543,452
Farmland	7,563	7,563
Multi-family	43,473	62,884
Commercial and industrial	99,494	99,747
Other	8,569	4,450
Total Commercial	680,594	718,096
Consumer:
Home equity lines of credit	18,372	19,506
Second mortgages	13,179	13,737
Other	2,160	2,030
Total Consumer	33,711	35,273
Total loans	1,001,763	1,017,146
Deferred loan fees and costs, net	828	663
Allowance for loan losses	(9,962)	(10,095)
Total loans receivable, net	$992,629	$1,007,714

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

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2019
Beginning Balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(2,288)	-	-	-	-	-	(2)	-	-	(2,290)
Recoveries	-	-	-	1	-	-	-	-	-	6	-	-	7
Provisions	(82)	62	(2)	2,578	(11)	(173)	(151)	12	(21)	(36)	-	(26)	2,150
Ending balance	$1,282	$585	$18	$6,194	$38	$196	$464	$33	$101	$235	$23	$793	$9,962
Ending balance: individually evaluated for impairment	$-	$-	$-	$112	$-	$-	$-	$-	$-	$98	$-	$-	$210
Ending balance: collectively evaluated for impairment	$1,282	$585	$18	$6,082	$38	$196	$464	$33	$101	$137	$23	$793	$9,752
Loans receivable:
Ending balance	$234,738	$49,095	$3,625	$521,495	$7,563	$43,473	$99,494	$8,569	$18,372	$13,179	$2,160		$1,001,763
Ending balance: individually evaluated for impairment	$3,527	$-	$-	$7,649	$-	$-	$-	$-	$29	$902	$-		$12,107
Ending balance: collectively evaluated for impairment	$231,211	$49,095	$3,625	$513,846	$7,563	$43,473	$99,494	$8,569	$18,343	$12,277	$2,160		$989,656

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family Real Estate	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2018
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,223)	-	-	-	-	-	-	(1)	-	(1,241)
Recoveries	-	-	-	3	-	-	2	-	-	8	1	-	14
Provisions	119	46	(4)	1,533	(2)	42	(12)	5	(3)	57	(7)	(321)	1,453
Ending balance	$1,164	$439	$45	$5,344	$64	$274	$433	$29	$79	$391	$44	$941	$9,247
Ending balance: individually evaluated for impairment	$-	$-	$-	$338	$-	$-	$-	$-	$-	$179	$26	$-	$543
Ending balance: collectively evaluated for impairment	$1,164	$439	$45	$5,006	$64	$274	$433	$29	$79	$212	$18	$941	$8,704

Loans receivable:
Ending balance	$202,306	$41,140	$7,180	$508,448	$12,054	$44,989	$76,892	$7,344	$14,484	$16,674	$1,915		$933,426
Ending balance: individually evaluated for impairment	$3,627	$-	$72	$10,349	$-	$-	$-	$-	$34	$619	$26		$14,727
Ending balance: collectively evaluated for impairment	$198,679	$41,140	$7,108	$498,099	$12,054	$44,989	$76,892	$7,344	$14,450	$16,055	$1,889		$918,699

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2019
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,418)	-	-	-	-	-	(45)	(37)	-	(1,517)
Recoveries	79	-	-	23	-	-	4	-	1	94	11	-	212
Provisions	240	130	(29)	2,267	(17)	137	168	(3)	39	(108)	(2)	(443)	2,379
Ending balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Ending balance: individually evaluated for impairment	$-	$-	$-	$57	$-	$-	$-	$-	$-	$100	$-	$-	$157
Ending balance: collectively evaluated for impairment	$1,364	$523	$20	$5,846	$49	$369	$615	$21	$122	$167	$23	$819	$9,938
Loans receivable:
Ending balance	$220,011	$40,346	$3,420	$543,452	$7,563	$62,884	$99,747	$4,450	$19,506	$13,737	$2,030		$1,017,146
Ending balance: individually evaluated for impairment	$3,526	$-	$-	$9,707	$-	$-	$-	$-	$30	$728	$-		$13,991
Ending balance: collectively evaluated for impairment	$216,485	$40,346	$3,420	$533,745	$7,563	$62,884	$99,747	$4,450	$19,476	$13,009	$2,030		$1,003,155

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of credit losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  The combination of the higher than normal decline in loan balances due to loan payoffs and competitive interest rate environment during the quarter coupled with historical loss levels decreasing caused a negative provision for loan loss for several loan segments offset by $2.6 million provision related to commercial real estate segment affected allowance for loan loss balances related to loans collectively evaluated for impairment.  Any unallocated portion of the allowance in conjunction with the quarterly review and changes to the qualitative factors to adjust for the risk due to current economic conditions reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, regulatory requirements, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

During the three months ended December 31, 2019, the Bank recorded a partial charge-off of approximately $2.3 million related to the Loan and moved the Loan to non-accrual status, based on the updated appraisal received in March 2020. The Bank is reviewing the Loan for possible modification of the Loan’s existing structure. The Loan is performing in accordance with its terms and has a positive payment history.

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of December 31, 2019 and September 30, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2019
Residential mortgage	$-	$-	$3,527	$3,527	$3,723
Commercial:
Commercial real estate	295	112	7,354	7,649	9,961
Consumer:
Home equity lines of credit	-	-	29	29	32
Second mortgages	98	98	804	902	965
Total impaired loans	$393	$210	$11,714	$12,107	$14,681
September 30, 2019
Residential mortgage	$-	$-	$3,526	$3,526	$3,713
Commercial:
Commercial real estate	9,176	57	531	9,707	9,707
Consumer:
Home equity lines of credit	-	-	30	30	32
Second mortgages	123	100	605	728	790
Total impaired loans	$9,299	$157	$4,692	$13,991	$14,242

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,532	$22
Commercial:
Commercial real estate	9,096	15
Consumer:
Home equity lines of credit	29	-
Second mortgages	845	9
Total	$13,502	$46

	Three Months Ended December 31, 2018
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,563	$27
Construction and Development:
Land	73	1
Commercial:
Commercial real estate	15,017	76
Consumer:
Home equity lines of credit	45	-
Second mortgages	625	2
Other	26	-
Total	$19,349	$106

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2019 and September 30, 2019:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2019:
Residential mortgage	$231,106	$-	$3,632	$-	$234,738
Construction and Development:
Residential and commercial	49,095	-	-	-	49,095
Land	3,625	-	-	-	3,625
Commercial:
Commercial real estate	499,306	14,540	7,649	-	521,495
Farmland	7,563	-	-	-	7,563
Multi-family	43,074	399	-	-	43,473
Commercial and industrial	99,365	-	129	-	99,494
Other	8,569	-	-	-	8,569
Consumer:
Home equity lines of credit	18,253	-	119	-	18,372
Second mortgages	12,005	83	1,091	-	13,179
Other	2,160	-	-	-	2,160
Total	$974,121	$15,022	$12,620	$-	$1,001,763

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2019:
Residential mortgage	$216,376	$-	$3,635	$-	$220,011
Construction and Development:
Residential and commercial	40,346	-	-	-	40,346
Land	3,420	-	-	-	3,420
Commercial:
Commercial real estate	518,848	14,601	10,003	-	543,452
Farmland	7,563	-	-	-	7,563
Multi-family	62,483	401	-	-	62,884
Commercial and industrial	99,613	-	134	-	99,747
Other	4,450	-	-	-	4,450
Consumer:
Home equity lines of credit	19,385	-	121	-	19,506
Second mortgages	12,727	85	925	-	13,737
Other	2,030	-	-	-	2,030
Total	$987,241	$15,087	$14,818	$-	$1,017,146

The following table presents loans that are no longer accruing interest by portfolio class:

	December 31, 2019	September 30, 2019
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,541	$1,532
Commercial:
Commercial real estate	6,826	-
Consumer:
Home equity lines of credit	29	30
Second mortgages	253	259
Total non-accrual loans	$8,649	$1,821

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current;” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2019 and September 30, 2019:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
December 31, 2019:
Residential mortgage	$231,647	$1,267	$1,536	$288	3,091	$234,738	$1
Construction and Development:
Residential and commercial	49,095	-	-	-	-	49,095	-
Land	3,625	-	-	-	-	3,625	-
Commercial:
Commercial real estate	521,013	315	167	-	482	521,495	-
Farmland	7,563	-	-	-	-	7,563	-
Multi-family	43,473	-	-	-	-	43,473	-
Commercial and industrial	99,494	-	-	-	-	99,494	-
Other	8,569	-	-	-	-	8,569	-
Consumer:
Home equity lines of credit	18,113	230	-	29	259	18,372	-
Second mortgages	12,705	211	132	131	474	13,179	-
Other	2,155	5	-	-	5	2,160	-
Total	$997,452	$2,028	$1,835	$448	$4,311	$1,001,763	$1

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2019:
Residential mortgage	$219,062	$62	$381	$506	$949	$220,011	$207
Construction and Development:
Residential and commercial	40,346	-	-	-	-	40,346	-
Land	3,420	-	-	-	-	3,420	-
Commercial:
Commercial real estate	543,157	-	-	295	295	543,452	295
Farmland	7,563	-	-	-	-	7,563	-
Multi-family	62,884	-	-	-	-	62,884	-
Commercial and industrial	99,247	500	-	-	500	99,747	-
Other	4,450	-	-	-	-	4,450	-
Consumer:
Home equity lines of credit	19,506	-	-	-	-	19,506	-
Second mortgages	13,102	379	112	144	635	13,737	-
Other	2,030	-	-	-	-	2,030	-
Total	$1,014,767	$941	$493	$945	$2,379	$1,017,146	$502

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

The Company had twenty-five and twenty-four loans classified as TDRs at December 31, 2019 and September 30, 2019, respectively, with an aggregate outstanding balance of $11.4 million and $13.3 million, respectively. At December 31, 2019, these loans were also classified as impaired. Twenty of the TDR loans continue to perform under the restructured terms through December 31, 2019 and we continued to accrue interest on such loans through such date.

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

TDRs may arise in cases which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $231,000 and $111,000 of residential real estate properties in the process of foreclosure at December 31, 2019 and September 30, 2019, respectively. The following table presents total TDRs as of December 31, 2019 and September 30, 2019:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
December 31, 2019:
Residential mortgage	17	$3,531	4	$1,071
Commercial:
Commercial real estate	4	7,649	1	6,826
Consumer:
Second mortgages	4	177	-	-
Total	25	$11,357	$5	$7,897
September 30, 2019:
Residential mortgage	17	$3,372	4	$1,090
Commercial:
Commercial real estate	3	9,707	-	-
Consumer:
Second mortgages	4	181	-	-
Total	24	$13,260	4	$1,090

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms:

	December 31, 2019		September 30, 2019
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,460	$1,071	$2,282	$1,090
Commercial:
Commercial real estate	823	6,826	9,707	-
Consumer:
Second mortgages	177	-	181	-
Total	$3,460	$7,897	$12,170	$1,090

The following table shows the new TDRs for the three months ended December 31, 2019 and 2018:

	For the Three Months Ended December 31,
	2019			2018
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$207	$207	4	$732	$726
Commercial:
Commercial real estate	1	$295	$295	-	$-	$-
Consumer:
Second mortgages	-	$-	$-	1	$80	$79
Total troubled debt restructurings	2	$502	$502	5	$812	$805

Note 9 - Regulatory Matters (Restated)

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

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2019 and September 30, 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$143,975	11.78%	$48,883	4.00%	$61,103	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	143,975	14.31%	45,275	4.50%	65,397	6.50%
Tier 1 Capital (to risk weighted assets)	143,975	14.31%	60,367	6.00%	80,489	8.00%
Total Risk Based Capital (to risk weighted assets)	178,669	17.76%	80,489	8.00%	100,611	10.00%
As of September 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$142,508	11.38%	$50,091	4.00%	$62,614	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	142,508	14.30%	44,838	4.50%	64,766	6.50%
Tier 1 Capital (to risk weighted assets)	142,508	14.30%	59,784	6.00%	79,713	8.00%
Total Risk Based Capital (to risk weighted assets)	177,923	17.79%	79,713	8.00%	99,641	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2019 and September 30, 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$154,338	12.64%	$48,837	4.00%	$61,046	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	154,338	15.36%	45,221	4.50%	65,320	6.50%
Tier 1 Capital (to risk weighted assets)	154,338	15.36%	60,295	6.00%	80,393	8.00%
Total Risk Based Capital (to risk weighted assets)	164,373	16.36%	80,393	8.00%	100,492	10.00%
As of September 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$153,086	12.23%	$50,055	4.00%	$62,569	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	153,086	15.38%	44,788	4.50%	64,694	6.50%
Tier 1 Capital (to risk weighted assets)	153,086	15.38%	59,717	6.00%	79,623	8.00%
Total Risk Based Capital (to risk weighted assets)	163,253	16.40%	79,623	8.00%	99,529	10.00%

Note 10 – Derivatives and Hedging Activities

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

The tables below present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended December 31, 2019 and 2018:

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

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018:

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

Note 11 - Fair Value Measurements (Restated)

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
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,000	$-	$3,000	$-
State and municipal obligations	4,726	-	4,726	-
Single issuer trust preferred security	934	-	934	-
Corporate debt securities	13,565	-	13,565	-
Mutual funds	1,498	998	-	500
Total investment securities available for sale	$23,723	$998	$22,225	$500
Derivative instruments	$3,790	$-	$3,790	$-
Liabilities:
Derivative instruments	$4,311	$-	$4,311	$-

	September 30, 2019
	Total	Level 1	Level 2	Level 3
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

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended December 31, 2019 and December 31, 2018:

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2019	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	250
Transfers in and/or out of Level 3	-
Balance, December 31, 2019	$500

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2018	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, December 31, 2018	$250

The majority of the Company’s available for sale investment securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.  From time to time, the Company validates prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2019 and September 30, 2019:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	7,009	-	-	7,009
Total	$12,805	$-	$-	$12,805

	December 31, 2019
	Fair Value at December 31, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	7,009	Appraisal of Collateral(2)	Collateral discount(3)	6.9%-12.0%/(7.0%)
Total	$12,805

(1)	Consisted of four loans with an aggregate balance of $7.2 million and with $210,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	9,142	-	-	9,142
Total	$14,938	$-	$-	$14,938

	September 30, 2019
	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,142	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$14,938

(1)	Consisted of four loans with an aggregate balance of $9.3 million and with $157,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2019 and  September 30, 2019 are presented below:

	December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$159,802	$159,802	$159,802	$-	$-
Investment securities available-for-sale	23,723	23,723	998	22,225	500
Investment securities held-to-maturity	20,578	20,670	-	20,670	-
Loans receivable, net (including impaired loans)	992,629	993,528	-	-	993,528
Accrued interest receivable	4,061	4,061	-	4,061	-
Restricted stock	11,115	11,115	-	11,115	-
Mortgage servicing rights (included in Other Assets)	173	178	-	178	-
Derivatives (included in Other Assets)	3,790	3,790	-	3,790	-
Financial liabilities:
Savings accounts	40,908	40,908	-	40,908	-
Checking and NOW accounts	369,229	369,229	-	369,229	-
Money market accounts	279,883	279,883	-	279,883	-
Certificates of deposit	253,799	256,730	-	256,730	-
Borrowings (excluding sub debt)	133,000	133,489	-	133,489	-
Subordinated debt	24,658	24,827	-	24,827	-
Derivatives (included in Other Liabilities)	4,311	4,311	-	4,311	-
Accrued interest payable	1,271	1,271	-	1,271	-

	September 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$153,543	$153,543	$153,543	$-	$-
Investment securities available-for-sale	18,411	18,411	-	18,161	250
Investment securities held-to-maturity	22,485	22,609	-	22,609	-
Loans receivable, net (including impaired loans)	1,007,714	1,010,442	-	-	1,010,442
Accrued interest receivable	4,253	4,253	-	4,253	-
Restricted stock	11,129	11,129	-	11,129	-
Mortgage servicing rights (included in Other Assets)	178	178	-	178	-
Derivatives (included in Other Assets)	5,145	5,145	-	5,145	-
Financial liabilities:
Savings accounts	41,875	41,875	-	41,875	-
Checking and NOW accounts	357,723	357,723	-	357,723	-
Money market accounts	276,644	276,644	-	276,644	-
Certificates of deposit	277,569	280,024	-	280,024	-
Borrowings (excluding sub debt)	133,000	133,545	-	133,545	-
Subordinated debt	24,619	24,471	-	24,471	-
Derivatives (included in Other Liabilities)	5,754	5,754	-	5,754	-
Accrued interest payable	978	978	-	978	-

Note 12 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	December 31, 2019	September 30, 2019
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(38)	$(111)
Tax effect	8	24
Net of tax amount	(30)	(87)
Fair value adjustments on derivatives	(519)	(610)
Tax effect	109	128
Net of tax amount	(410)	(482)
Total accumulated other comprehensive loss	$(440)	$(569)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$71	$(33)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	2
Fair value adjustments on derivatives	91	(710)
Other comprehensive income (loss) before taxes	163	(741)
Tax effect	(34)	156
Total comprehensive income (loss)	$129	$(585)

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

Note 14 – Deposits

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

The following is a schedule of certificates of deposit maturities:

December 31, 2019
(In thousands)
2020	$175,961
2021	48,694
2022	7,899
2023	8,402
2024	8,624
Thereafter	4,219
Total	$253,799

Note 15 – Leases

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

Supplemental information related to leases was as follows:

December 31, 2019
(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$3,119
Operating lease liabilities	$3,128
Weighted average remaining lease term	5.93 years
Weighted average discount rate	1.98%

Three Months Ended December 31, 2019
(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$166
ROU assets obtained in exchange for lease obligations	$3,279

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations (including the Dodd-Frank Wall Street Reform and Consumer Protection Act) and of governmental efforts to restructure the U.S. financial regulatory system; technological changes; changes in the level of the Company’s nonperforming assets and charge offs; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; unanticipated regulatory or judicial proceedings; natural disasters, war, terrorist activities, pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which the Company operates may adversely affect the business in which the Company is engaged; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2019 Annual Report and available at the SEC’s Internet site (http://www.sec.gov).

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

Restatement of Previously Unaudited Condensed Consolidated Financial Statements

Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited condensed consolidated financial statements as more fully described in “Note 3. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” in “Item 1. Financial Statements.”

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

The Company’s accounting policies are fundamental to understanding the MD&A of financial condition and results of operations. The Company has identified the determination of the allowance for loan losses, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2019 Annual Report.

There have been no significant changes to the Company’s Critical Accounting Policies as described in its 2019 Annual Report other than the adoption of ASU 2016-02.

Results of Operations

Net income available to common shareholders for the three months ended December 31, 2019 amounted to $785,000, or $0.10 per fully diluted common share, a decrease of $1.2 million, or 61.0 percent, as compared with net income of $2.0 million, or $0.27 per common share, for the three months ended December 31, 2018.  The annualized return on average assets was 0.26 percent for the three months ended December 31, 2019, compared to annualized return on average assets of 0.74 percent for three months ended December 31, 2018. The annualized return on average shareholders’ equity was 2.19 percent for the three month period ended December 31, 2019, compared to 6.00 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2018.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated.

Net Interest Income

	For the Three Months Ended December 31,
	2019	2018	Increase (Decrease)	Percent Change
	(In thousands)
Interest income:
Loans, including fees	$10,881	$10,095	$786	7.79%
Investment securities	254	312	(58)	(18.59)
Interest-bearing cash accounts	472	372	100	26.88
Dividends, restricted stock	188	133	55	41.35
Total interest income	11,795	10,912	883	8.09
Interest expense:
Deposits	3,737	2,944	793	26.94
Short-term borrowings	-	5	(5)	(100.00)
Long-term borrowings	787	633	154	24.33
Subordinated debt	383	383	-	0.00
Total interest expense	4,907	3,965	942	23.76
Net interest income	$6,888	$6,947	$(59)	(0.85)%

Net interest income decreased $59,000 or 0.8 percent to $6.9 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. For the three months ended December 31, 2019, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets and is presented herein on an annualized basis) decreased thirty-two basis points to 2.33 percent from 2.65 percent during the three months ended December 31, 2018. For the three months ended December 31, 2019, an increase of sixteen basis points in the annualized average cost of interest-bearing liabilities, together with a decrease in the annualized average yield on interest-earning assets of sixteen basis points, resulted in a decrease in the Company’s net interest spread of thirty-two basis points for the period.

Total Interest Income

For the three months ended December 31, 2019, total interest income increased by $883,000 or 8.1 percent, to $11.8 million, compared to the three months ended December 31, 2018. This increase in total interest income was due primarily to an increase in the average volume of interest-earning assets. The average balance of the loan portfolio increased by $94.5 million, to $1.0 billion, from an average of $912.3 million in the three months ended December 31, 2018, primarily reflecting a net increase in commercial loans and residential loans. Average loans represented approximately 85.3 percent of average interest-earning assets during the three months ended December 31, 2019 compared to 86.9 percent in the three months ended December 31, 2018. Average investment securities volume decreased during the three months ended December 31, 2019 by $13.0 million, to $40.9 million, compared to the three months ended December 31, 2018.

Interest Expense

For the three months ended December 31, 2019, interest expense increased $942,000, or 23.8 percent, to $4.9 million, compared to the same three month period in fiscal 2019. The annualized average rate of total interest-bearing liabilities increased sixteen basis points to 1.92 percent for the three months ended December 31, 2019, from 1.76 percent for the three months ended December 31, 2018. At the same time, the average balance of total interest-bearing liabilities increased by $121.0 million. This increase primarily reflects an increase in the average balance of total interest-bearing deposit accounts of $105.5 million and an increase in the average balance of borrowings of $15.5 million.  For the three months ended December 31, 2019, the Company’s annualized net interest spread decreased to 2.08 percent, from 2.40 percent for the three months ended December 31, 2018.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31,
	2019 and 2018
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$1,046	$(260)	$786
Investment securities	(76)	18	(58)
Interest-bearing cash accounts	230	(130)	100
Dividends, restricted stock	32	23	55
Total interest-earning assets	$1,232	$(349)	$883
Interest Bearing Liabilities:
Money Market deposits	$49	$(25)	$24
Savings deposits	(1)	2	1
Certificates of deposits	53	177	230
Other interest-bearing deposits	258	280	538
Total interest-bearing deposits	359	434	793
Borrowings	111	38	149
Total interest-bearing liabilities	$470	$472	$942
Change in net interest income	$762	$(821)	$(59)

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

	Three Months Ended December 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(In thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,006,729	$10,881	4.32%	$912,259	$10,095	4.43%
Investment securities	40,855	254	2.49%	53,882	312	2.32%
Interest-bearing cash accounts	122,234	472	1.54%	75,456	372	1.97%
Dividends, restricted stock	10,448	188	7.20%	8,415	133	6.32%
Total interest-earning assets(1)	1,180,266	11,795	4.00%	1,050,012	10,912	4.16%
Non interest-earning assets:
Cash and due from banks	1,446			1,353
Bank-owned life insurance	19,968			19,474
Other assets	24,683			18,252
Other real estate owned	5,796			693
Allowance for loan losses	(10,095)			(8,638)
Total non-interest-earning assets	41,798			31,134
Total assets	$1,222,064			$1,081,146
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$270,980	1,098	1.62%	$259,123	1,074	1.66%
Savings deposits	41,641	11	0.11%	44,514	10	0.09%
Certificates of deposits	252,358	1,447	2.29%	241,873	1,217	2.01%
Other interest-bearing deposits	299,338	1,181	1.58%	213,303	643	1.20%
Total interest-bearing deposits	$864,317	3,737	1.73%	758,813	2,944	1.55%
Borrowings	157,641	1,170	2.97%	142,103	1,021	2.87%
Total interest-bearing liabilities	1,021,958	4,907	1.92%	900,916	3,965	1.76%
Non-interest-bearing liabilities:
Demand deposits	41,716			40,420
Other liabilities	14,805			5,750
Total non-interest liabilities	56,521			46,170
Shareholders' equity	143,585			134,060
Total liabilities and shareholders' equity	$1,222,064			$1,081,146
Net interest spread			2.08%			2.40%
Net interest margin			2.33%			2.65%
Net interest income		$6,888			$6,947

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

Income Taxes

The Company recorded a benefit for income taxes of $26,000 for the three months ended December 31, 2019 reflecting an effective tax rate of (3.4) percent. The Company recorded a provision for income taxes of $535,000 for the three months ended

December 31, 2018 reflecting an effective tax rate of 21.0 percent.  During the quarter ended December 31, 2019, the Company recorded discrete items that reduced the effective tax rate.

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

At December 31, 2019 and September 30, 2019, total gross loans amounted to $1.0 billion. For the three month period ended December 31, 2019, there was a decrease of $37.5 million in commercial loans, a $1.6 million decrease in consumer loans, a $14.7 million increase in residential mortgage loans, and a $9.0 million increase in construction and development loans. Total gross loans recorded in the quarter ended December 31, 2019 included new loan volume of $69.9 million, which was offset by loan payoffs of $56.0 million, amortization of $10.8 million, prepayments totaling $9.6 million, participations of $6.3 million, and a a partial charge-off of a collateral dependent commercial loan relationship (“the Loan”) of approximately $2.3 million.

At December 31, 2019, the Company had $155.2 million in overall undisbursed loan commitments, which consisted primarily of unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. The Company’s current “Approved, Accepted but Unfunded” pipeline, includes approximately $19.2 million in commercial and construction loans and $6.9 million in residential mortgage loans expected to fund over the following quarter.

The average balance of our total loans increased $94.5 million or 10.4 percent for the three months ended December 31, 2019 as compared to the same period in fiscal 2019, while the average yield on loans decreased 11 basis points for the three months ended December 31, 2019 compared with the same period in fiscal 2019. The increase in average total loan volume was due primarily to the volume of new loan originations. During the first quarter of fiscal 2020 compared to the same period fiscal 2019, the volume-related factors during the period contributed to an increase of interest income on loans of $1.0 million, while the rate-related factors decreased interest income on loans by $260,000.

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

At December 31, 2019 the allowance amounted to approximately $10.0 million, or 0.99 percent of total loans. At September 30, 2019, the allowance amounted to approximately $10.1 million, or 0.99 percent of total loans. The Company recorded a provision for loan losses of $2.2 million and $1.5 million during the quarters ended December 31, 2019 and December 31, 2018, respectively.

During the three months ended December 31, 2019, the Bank recorded a partial charge-off of approximately $2.3 million related to the the Loan and moved the Loan to non-accrual status, based on the updated appraisal received in March 2020. The Bank is reviewing the Loan for possible modification of the Loan’s existing structure. The Loan is performing in accordance with its terms and has a positive payment history.

The net charge-offs were $2.3 million for the three months ended December 31, 2019 compared to $1.2 million in net charge-offs for the three months ended December 31, 2018.

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

Changes in the allowance are presented in the following table for the periods indicated.

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Average loans outstanding	$1,006,730	$912,259
Total gross loans at end of period	$1,001,763	$933,426
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$10,095	$9,021

Charge-offs:
Residential Mortgage	-	17
Commercial:
Commercial real estate	2,288	1,223
Consumer:
Second mortgages	2	-
Other	-	1
Total charge-offs	2,290	1,241
Recoveries:
Commercial:
Commercial real estate	1	3
Commercial and industrial	-	2
Consumer:
Second mortgages	6	8
Other	-	1
Total recoveries	7	14
Net charge-offs	2,283	1,227
Provision for loan losses	2,150	1,453
Balance at end of period	$9,962	$9,247
Ratios:
Ratio of allowance for loan losses to non-performing loans	115.17%	278.44%
Ratio of net charge-offs to average loans outstanding (1)	0.91%	0.54%
Ratio of net charge-offs to total allowance for loan losses	22.92%	13.27%
(1)	Annualized

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection. For additional information regarding loans, see Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. TDR loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as long as they are performing in accordance with their restructured terms, are not included within the Company’s non-performing loans. For additional information regarding loans, see Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and performing TDR loans.

	December 31, 2019	September 30, 2019
	(In thousands)
Non-accruing loans:
Non-accrual loans	$8,649	$1,821
Accruing loans delinquent more than 90 days past due	1	502
Total non-performing loans	8,650	2,323
Other real estate owned	5,796	5,796
Total non-performing assets	$14,446	$8,119
TDR loans - performing	$3,460	$12,170

Non-accrual loans were $8.6 million at December 31, 2019, $1.8 million at September 30, 2019, and $2.6 million at December 31, 2018.  OREO was $5.8 million at December 31, 2019, September 30, 2019, and December 31, 2018.  Total performing TDR loans were $3.5 million at December 31, 2019, and $12.2 million at September 30, 2019 and December 31, 2018. See discussion in “Note 3. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” in “Item 1. Financial Statements for further information.

At December 31, 2019, non-performing assets totaled $14.4 million, or 1.15 percent of total assets, as compared with $8.1 million, or 0.64 percent, at September 30, 2019 and $9.1 million, or 0.81 percent, at December 31, 2018.

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

At December 31, 2019, special mention loans were $15.0 million compared to $15.1 million at September 30, 2019. Substandard loans were $12.6 million and $14.8 million at December 31, 2019 and September 30, 2019, respectively. The decrease in substandard loans is primarily due to a $2.3 million partial charge-off of a Loan that was classified as substandard impaired.  Our loans which have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

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

Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. Under its liquidity risk management program, the Company regularly monitors correspondent bank funding exposure and credit exposure in accordance with guidelines issued by the banking regulatory authorities. Management uses a variety of potential funding sources and staggering maturities to reduce the risk of potential funding pressure. Management also maintains a detailed contingency funding plan designed to respond adequately to situations which could lead to stresses on liquidity. Management believes that the Company has the funding capacity to meet the liquidity needs arising from potential events. The Company maintains borrowing capacity through the FHLB of Pittsburgh secured with loans and marketable securities.

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

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2019, cash and cash equivalents increased by $6.3 million from the balance at September 30, 2019. Net cash of $7.9 million was provided by operating activities primarily due to a decrease in other assets of $1.2 million, an increase in other liabilities of $1.4 million, $2.2 million of provision for loan losses, and amortization of loan origination fees and costs of $1.5 million. Net cash provided by investing activities amounted to approximately $7.8 million, primarily reflecting a net decrease in loans of $11.4 million and maturities of held to maturity investment securities of $1.7 million, partially offset by purchases of available for sale investment securities of $5.3 million.  The decrease in net cash from financing activities of $9.4 million was primarily from the decrease in deposits of $10.0 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $143.5 million, or 11.4 percent of total assets, at December 31, 2019, compared to $142.5 million or 11.3 percent of total assets at September 30, 2019. Book value per common share was $18.48 at December 31, 2019, compared to $18.35 at September 30, 2019.

	December 31, 2019	September 30, 2019
	(In thousands, except for per share data)
Shareholders' equity	143,535	$142,508
Book value per common share	$18.48	$18.35

Capital

At December 31, 2019, the Bank’s common equity tier 1 ratio was 15.36 percent, tier 1 leverage ratio was 12.64 percent, tier 1 risk-based capital ratio was 15.36 percent and the total risk-based capital ratio was 16.36 percent.  At September 30, 2019, the Bank’s common equity tier 1 ratio was 15.38 percent, tier 1 leverage ratio was 12.23 percent, tier 1 risk-based capital ratio was 15.38 percent and the total risk-based capital ratio was 16.40 percent. At December 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements.

At December 31, 2019, the Company’s common equity tier 1 ratio was 14.31 percent, tier 1 leverage ratio was 11.78 percent, tier 1 risk-based capital ratio was 14.31 percent and the total risk-based capital ratio was 17.76 percent.  At September 30, 2019, the Company’s common equity tier 1 ratio was 14.30 percent, tier 1 leverage ratio was 11.38 percent, tier 1 risk-based capital ratio was 14.30 percent and the total risk-based capital ratio was 17.79 percent.  At December 31, 2019, the Company was in compliance with all applicable regulatory capital requirements.

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

Item 1A - Risk Factors

In addition to the other information set forth in this Form 10-Q/A, you should carefully consider the risk factors that appeared under Item 1A, “Risk Factors” in the Company’s 2019 Annual Report. There are no material changes from the risk factors included within the Company’s 2019 Annual Report, other than the risks described below.

The recent global coronavirus outbreak could harm business and results of operations of the Company.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which the Company operates. In response, many state and local governments, including the Commonwealth of Pennsylvania and the State of New Jersey, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions could result in significant adverse effects on our borrowers and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others, and has resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions and communities in which we operate. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, financial condition and results of operation of the Company.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations to the Company (and any related forbearances or restructurings that may be implemented), declines in the value of collateral securing outstanding loans, branch or office closures and business interruptions. The bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Further, demand for loans and other products and services that the Company offers and whose success it relies on to drive growth, is highly dependent upon the business environment in the primary markets in which the Company operates and in the United States as a whole.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and adversely affect our business, operations and financial condition as well as the business, operations and financial conditions of our customers and business partners. The spread of the virus has also caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on the stock price, business prospects, financial condition or results of operations of the Company. Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company. The Company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.

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

MALVERN BANCORP, INC.

April 16, 2020	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

April 16, 2020	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer