Form 10-Q
period 2020-03-31
MALVERN BANCORP, INC.
filed 2020-05-11
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, par value $0.01:	7,633,871 shares
(Title of Class)	(Outstanding as of May 8, 2020)

PART I – FINANCIAL INFORMATION

The following (a) consolidated balance sheet as of September 30, 2019, which has been derived from audited financial statements, and (b) the unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2020, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Annual Report”) should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020	September 30, 2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$1,829	$1,400
Interest bearing deposits in depository institutions	124,239	152,143
Cash and Cash Equivalents	126,068	153,543
Investment securities available for sale, at fair value (amortized cost of $21,994 and $18,522, respectively)	21,839	18,411
Investment securities held to maturity (fair value of $18,434 and $22,609, respectively)	18,046	22,485
Restricted stock, at cost	10,913	11,129
Loans receivable, net of allowance for loan losses of $10,556 and $10,095, respectively	1,002,907	1,007,714
Other real estate owned	5,796	5,796
Accrued interest receivable	4,121	4,253
Operating lease right-of-use assets	2,959	-
Property and equipment, net	6,476	6,678
Deferred income taxes	2,974	2,840
Bank-owned life insurance	20,144	19,891
Other assets	13,869	12,482
Total Assets	$1,236,112	$1,265,222
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Deposits-non-interest-bearing	42,874	55,684
Deposits-interest-bearing	873,026	898,127
Total Deposits	915,900	953,811
FHLB advances	133,000	133,000
Subordinated debt	24,697	24,619
Advances from borrowers for taxes and insurance	2,593	1,761
Accrued interest payable	873	978
Operating lease liabilities	2,976	-
Other liabilities	12,923	8,545
Total Liabilities	1,092,962	1,122,714
Commitments and Contingencies	-	-
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,798,769 and 7,668,571 shares issued and outstanding, respectively, at March 31, 2020 and 7,782,258 and 7,765,395 shares issued and outstanding, respectively, at September 30, 2019	77	78
Additional paid-in-capital	84,939	84,783
Retained earnings	62,437	59,744
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,120)	(1,192)
Accumulated other comprehensive loss	(1,071)	(569)
Treasury stock, at cost: 130,198 shares and 16,863 shares at March 31, 2020 and September 30, 2019, respectively	(2,112)	(336)
Total Shareholders’ Equity	143,150	142,508
Total Liabilities and Shareholders’ Equity	$1,236,112	$1,265,222

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$10,587	$10,661	$21,468	$20,756
Investment securities, taxable	231	250	446	501
Investment securities, tax-exempt	34	57	73	118
Dividends, restricted stock	182	158	370	291
Interest-bearing cash accounts	550	475	1,022	847
Total Interest and Dividend Income	11,584	11,601	23,379	22,513
Interest Expense
Deposits	3,623	3,395	7,360	6,339
Short-term borrowings	-	2	-	7
Long-term borrowings	785	572	1,572	1,205
Subordinated debt	383	383	766	766
Total Interest Expense	4,791	4,352	9,698	8,317
Net Interest Income	6,793	7,249	13,681	14,196
Provision for Loan Losses	625	870	2,775	2,323
Net Interest Income after Provision for Loan losses	6,168	6,379	10,906	11,873
Other Income
Service charges and other fees	604	238	863	1,178
Rental income	55	64	109	131
Net gains on sale of investments	180	-	180	-
Net gains on sale of loans	-	19	3	37
Earnings on bank-owned life insurance	125	120	252	241
Total Other Income	964	441	1,407	1,587
Other Expenses
Salaries and employee benefits	2,271	2,213	4,396	4,221
Occupancy expense	591	577	1,173	1,116
Federal deposit insurance premium	3	73	-	142
Advertising	32	30	54	60
Data processing	272	251	550	505
Professional fees	502	455	943	954
Other real estate owned expense, net	(1)	28	70	49
Pennsylvania shares tax	170	92	340	92
Other operating expenses	798	724	1,534	1,398
Total Other Expenses	4,638	4,443	9,060	8,537
Income before income tax expense	2,494	2,377	3,253	4,923
Income tax expense	586	411	560	946
Net Income	$1,908	$1,966	$2,693	$3,977
Earnings Per Common Share:
Basic	$0.25	$0.26	$0.35	$0.52
Diluted	$0.25	$0.26	$0.35	$0.52
Weighted Average Common Shares Outstanding:
Basic	7,663,771	7,667,518	7,664,813	7,611,051
Diluted	7,663,771	7,667,518	7,664,813	7,611,051

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)
Net Income	$1,908	$1,966	$2,693	$3,977
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains on available-for-sale securities	62	154	133	121
Tax effect	(13)	(32)	(28)	(25)
Net of tax amount	49	122	105	96

Reclassification adjustment for net gains arising during the period (1)	(180)	-	(180)	-
Tax effect	38	-	38	-
Net of tax amount	(142)	-	(142)	-

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	1	1	2	3
Tax effect	-	-	-	(1)
Net of tax amount	1	1	2	2
Fair value adjustments on derivatives	(682)	(393)	(591)	(1,103)
Tax effect	143	81	124	231
Net of tax amount	(539)	(312)	(467)	(872)
Total other comprehensive loss	(631)	(189)	(502)	(774)
Total comprehensive income	$1,277	$1,777	$2,191	$3,203

(1)	Amounts are included in net gains on sale of investments on the Consolidated Statement of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statement of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2018	66	61,099	50,412	(1,338)	584	-	110,823
Net Income	-	-	3,977	-	-	-	3,977
Other comprehensive loss	-	-	-	-	(774)	-	(774)
Treasury stock activity	-	-	-	-	-	(3)	(3)
Stock issuance (net of issuance of proceeds of $25,000)	12	23,332	-	-	-	-	23,344
Committed to be released ESOP shares (7,200 shares)	-	65	-	73	-	-	138
Stock based compensation	-	63	-	-	-	-	63
Balance, March 31, 2019	78	84,559	54,389	(1,265)	(190)	(3)	137,568

Balance, October 1, 2019	78	84,783	59,744	(1,192)	(569)	(336)	142,508
Net Income	-	-	2,693	-	-	-	2,693
Other comprehensive loss	-	-	-	-	(502)	-	(502)
Treasury stock activity	(1)	-	-	-	-	(1,776)	(1,777)
Committed to be released ESOP shares (7,200 shares)	-	78	-	72	-	-	150
Stock based compensation	-	78	-	-	-	-	78
Balance, March 31, 2020	$77	$84,939	$62,437	$(1,120)	$(1,071)	$(2,112)	$143,150

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,693	$3,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	374	382
Provision for loan losses	2,775	2,323
Deferred income tax benefit	(134)	(363)
ESOP expense	150	138
Stock based compensation	78	63
Amortization of premiums and discounts on investments securities, net	97	130
Amortization (accretion) of loan origination fees and costs	1,519	(154)
Amortization of mortgage servicing rights	33	21
Net gain on sale of investments securities available-for-sale	(180)	-
Net loss on sale of fixed assets	4	-
Net gain on sale of secondary market loans	(3)	(37)
Proceeds from sale of secondary market loans	73	2,866
Originations of secondary market loans	(70)	(2,829)
Earnings on bank-owned life insurance	(252)	(241)
Decrease (increase) in accrued interest receivable	132	(544)
(Decrease) increase in accrued interest payable	(105)	75
Operating lease liability payments	(332)	-
Increase in other liabilities	7,354	2,740
Increase in other assets	(4,506)	(3,348)
Amortization of subordinate debt	78	79
Net Cash Provided by Operating Activities	9,778	5,278

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(12,100)	(5,000)
Sales	5,045	25
Maturities, calls and principal repayments	3,740	10,000
Investment securities held-to-maturity:
Maturities, calls and principal repayments	4,364	3,200
Net decrease (increase) in loans	514	(102,943)
Net decrease (increase) in restricted stock	216	(415)
Purchase of property and equipment	(176)	(150)
Net Cash Provided by (Used in) Investing Activities	1,603	(95,283)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(37,911)	168,211
Proceeds for long-term borrowings	-	30,000
Repayment of long-term borrowings	-	(50,000)
Repayment of other borrowed money	-	(2,500)
Increase in advances from borrowers for taxes and insurance	832	939
Net proceeds from issuance of common stock	-	23,344
Acquisition of treasury stock	(1,777)	(3)
Net Cash (Used in) Provided by Financing Activities	(38,856)	169,991
Net (Decrease) Increase in Cash and Cash Equivalents	(27,475)	79,986
Cash and Cash Equivalents - Beginning	153,543	30,834
Cash and Cash Equivalents - Ending	$126,068	$110,820
Supplemental Cash Flows Information
Interest paid	$9,803	$8,242
Income taxes paid	$902	$769
Non-cash transfer to other real estate owned	$-	$5,796

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at March 31, 2020 and September 30, 2019 and the results of operations for the three and six months ended March 31, 2020 and 2019, and cash flows for the six months ended March 31, 2020 and 2019. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2019 Annual Report filed with the Securities and Exchange Commission (“SEC”) on December 16, 2019. The consolidated statements of operations for the three and six months ended March 31, 2020 and the consolidated statements of cash flows for the six months ended March 31, 2020 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2020 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

   There have been no significant changes to the Critical Accounting Policies as described in the 2019 Annual Report. Those significant accounting policies remain unchanged at March 31, 2020, except as described below:

Leases

           The Company accounts for its leases in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842 - Leases. Most of our leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

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

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 Trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – The CARES act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

•

Pay Protection Program – The CARES act established the Paycheck Protection Program (“PPP”), an expansion of the Samll Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administrated directly by the Small Business Administration (“SBA”).

•

Mortgage Forbearance – Under the CARES Act, through the earlier of December 31, 2020, and is experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020).  Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR.  The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who are current prior to any relief are not TDRs.  This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payments.

•

Past Due Reporting – With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.  A loan’s payment date is governed by the due date stipulated in the legal agreements.  If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

•	Nonaccrual Status and Charge-offs – During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

Recently Issued Accounting Pronouncements

Reference Rate Reform. In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). This ASU identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impacts on the consolidated earnings, financial position and cash flows of the Company, upon adoption of this ASU are currently unknown.  On October 16, 2019, the FASB approved its August 2019 proposal to delay the effective date for adopting the CECL standard for certain small reporting companies and private companies/ not-for-profit organizations to January 2023. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) making this ASU effective for interim and annual periods beginning after December 15, 2022. As such the Company would be required to implement the ASU on October 1, 2023. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides guidance on stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. This ASU requires lessees to recognize a right-of-use (“ROU”) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors remains largely unchanged from current GAAP. This ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has applied the new transition method upon adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which aligned the new lease guidance with the existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard. The Company adopted the guidance in these ASUs on October 1, 2019 and will not restate comparative periods. As a result, the Company recorded ROU assets and related lease liabilities of $3.3 million at October 1, 2019. At March 31, 2020 the Company had ROU assets and related lease liabilities of $3.0 million.

Note 3 – Significant Events

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Company activated its Pandemic Plan to protect the health of employees and clients, which includes temporarily limiting lobby hours and transitioning some of the Company’s workforce to remote work. Nonetheless, the Company has not incurred any significant disruptions to its business activities.

The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves. Based on management’s current assessment of the increased inherit risk in the loan portfolio, fiscal second quarter 2020 results included an additional $625,000 in provision for loan losses, pre-tax. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

To work with clients impacted by COVID-19, the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumers and business customers across several lending products, as well as suspension of home foreclosures.  The payment deferrals and forbearances are currently expected to cover periods of three months.  These offers are not classified as TDRs, will not be reported as past due during the deferral period, and do not result in loans being placed on nonaccrual status. As of April 30, 2020, the Company entered into 137 loan modification agreements with respect to $312.6 million of loans outstanding. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payment at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

         On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.0 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349.0 billion fund for the creation of the PPP through the SBA and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven, conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. In response to the economic hardships associated with the COVID-19 pandemic, as of April 30, 2020, the Company has obtained approval from the SBA for 172 loans totaling $17.1 million for existing and new customers, assisting local small businesses to retain an estimated 1,769 employees. The Company is continually monitoring the PPP and making the necessary adjustments to its own operations.  Management expects to fund these short-term loans through a combination of short-term FHLB advances, and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).

Note 4 – Non-Interest Income

On October 1, 2018, the Company adopted the amendments of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. A significant amount of the Company’s revenues is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Some sources of revenue included within non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s other income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)
Rental income	$55	$64	$109	$131
Net gains on sales of investments	180	-	180	-
Net gains on sale of loans	-	19	3	37
Earnings on bank-owned life insurance	125	120	252	241
Non-interest income within the scope of other GAAP topics	$360	$203	$544	$409
ATM fees	$1	$1	$3	$2
Credit card fee income	5	6	11	11
DDA fee income	26	32	56	69
DDA service fees	19	17	38	36
Debit card fees	61	57	127	117
Other loan fee income	429	65	506	829
Other fee income	61	59	118	111
Other non-interest income	2	1	4	3
Non-interest income from contracts with customers	$604	$238	$863	$1,178
Total Non-interest Income	$964	$441	$1,407	$1,587

The increase in other loan fee income during the quarter ended March 31, 2020 is primarily due to the recognition of approximately $371,000 of net swap fees through the Bank’s commercial loan hedging program.

The decrease in other loan fee income during the six months ended March 31, 2020 is primarily due to the recognition of approximately $337,000 less of net swap fees through the Bank’s commercial loan hedging program.

Note 5 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three and six months ended March 31, 2020, the Company issued 16,357 and 18,121 restricted shares, respectively, which are considered CSEs. During the three and six months ended March 31, 2020, stock options covering a total of 7,000 shares of common stock were granted. During the three and six months ended March 31, 2019, the Company granted  6,045 and 9,283 restricted shares , respectively, which are considered CSEs. During the three and six months ended March 31, 2019, stock options covering a total of 7,000 shares of common stock were granted.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands, except share data)
Net Income	$1,908	$1,966	$2,693	$3,977
Weighted average shares outstanding	7,758,718	7,776,870	7,761,566	7,722,217
Average unearned ESOP shares	(94,947)	(109,352)	(96,753)	(111,166)
Basic weighted average shares outstanding	7,663,771	7,667,518	7,664,813	7,611,051
Plus: effect of potential dilutive common stock equivalents - stock options	-	-	-	-
Diluted weighted average common shares outstanding	7,663,771	7,667,518	7,664,813	7,611,051
Earnings per common share:
Basic	$0.25	$0.26	$0.35	$0.52
Diluted	$0.25	$0.26	$0.35	$0.52

Note 6 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes a compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During each of the three and six months ended March 31, 2020 and 2019, there were  7,200 shares committed to be released.  At March 31, 2020, there were 93,165 unallocated shares and 166,053 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $1.1 million at March 31, 2020.

Note 7 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at March 31, 2020 and at September 30, 2019. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.   Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.

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

The following tables present information related to the Company’s investment securities at March 31, 2020 and September 30, 2019:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,814	$-	$(2)	$3,812
State and municipal obligations	4,205	12	-	4,217
Single issuer trust preferred security	1,000	-	(69)	931
Corporate debt securities	11,475	147	(257)	11,365
Mutual fund	1,500	14	-	1,514
Total	$21,994	$173	$(328)	$21,839
Investment Securities Held-to-Maturity:
State and municipal obligations	$2,817	$71	$(1)	$2,887
Corporate debt securities	3,554	119	-	3,673
Mortgage-backed securities:
Collateralized mortgage obligations (“CMO”), fixed-rate	11,675	199	-	11,874
Total	$18,046	$389	$(1)	$18,434
Total investment securities	$40,040	$562	$(329)	$40,273

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,000	$-	$-	$3,000
State and municipal obligations	4,715	17	-	4,732
Single issuer trust preferred security	1,000	-	(77)	923
Corporate debt securities	9,557	181	(232)	9,506
Mutual fund	250	-	-	250
Total	$18,522	$198	$(309)	$18,411
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,000	$-	$-	$1,000
State and municipal obligations	4,515	75	-	4,590
Corporate debt securities	3,608	182	-	3,790
Mortgage-backed securities:
CMO, fixed-rate	13,362	3	(136)	13,229
Total	$22,485	$260	$(136)	$22,609
Total investment securities	$41,007	$458	$(445)	$41,020

  For the three and six months ended March 31, 2020, proceeds of available-for-sale investment securities sold amounted to approximately $5.0 million. There were gains of approximately $180,000 with these sales. For the three and six months ended March 31, 2019, proceeds of available-for-sale investment securities sold amounted to approximately $25,000. There was no gain or loss with this sale.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2020 and September 30, 2019:

	March 31, 2020
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$3,812	$(2)	$-	$-	$3,812	$(2)
Single issuer trust preferred security	-	-	931	(69)	931	(69)
Corporate debt securities	1,915	(85)	3,328	(172)	5,243	(257)
Total	$5,727	$(87)	$4,259	$(241)	$9,986	$(328)
Investment Securities Held-to-Maturity:
State and municipal obligations	$1,005	$(1)	$-	$-	$1,005	$(1)
Total	$1,005	$(1)	$-	$-	$1,005	$(1)
Total investment securities	$6,732	$(88)	$4,259	$(241)	$10,991	$(329)

	September 30, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$923	$(77)	$923	$(77)
Corporate debt securities	-	-	3,268	(232)	3,268	(232)
Total	$-	$-	$4,191	$(309)	$4,191	$(309)
Investment Securities Held-to-Maturity:
Mortgage-backed securities:
CMO, fixed-rate	$1,315	$(4)	$10,894	$(132)	$12,209	$(136)
Total	$1,315	$(4)	$10,894	$(132)	$12,209	$(136)
Total investment securities	$1,315	$(4)	$15,085	$(441)	$16,400	$(445)

As of March 31, 2020, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2020, the Company held one government agency security, one municipal bond, three corporate debt securities,   and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is unlikely that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2020 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $5.8 million and $6.4 million at March 31, 2020 and September 30, 2019, respectively, were pledged to secure deposits. No investment securities were pledged to secure hedges at March 31, 2020. Investment securities having a carrying value of  $4.0 million at September 30, 2019 were pledged to secure hedges. No investment securities were pledged to secure short-term borrowings at March 31, 2020 and September 30, 2019.

The following table presents information for investment securities at March 31, 2020, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer:

	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$1,030	$1,036
Over 1 year through five years	6,676	6,509
After 5 years through ten years	7,974	7,969
Over 10 years	6,314	6,325
Total	$21,994	$21,839
Held-to-Maturity:
Over 1 year through five years	$3,554	$3,673
After 5 years through ten years	1,811	1,882
Over 10 years	1,006	1,005
Mortgage-backed securities:
CMO, fixed-rate	11,675	11,874
Total	$18,046	$18,434
Total investment securities	$40,040	$40,273

Note 8 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31, 2020	September 30, 2019
	(In thousands)
Residential mortgage	$240,633	$220,011
Construction and Development:
Residential and commercial	52,313	40,346
Land	3,579	3,420
Total Construction and Development	55,892	43,766
Commercial:
Commercial real estate	511,467	543,452
Farmland	7,537	7,563
Multi-family	59,978	62,884
Commercial and industrial	96,574	99,747
Other	7,604	4,450
Total Commercial	683,160	718,096
Consumer:
Home equity lines of credit	18,441	19,506
Second mortgages	12,393	13,737
Other	2,112	2,030
Total Consumer	32,946	35,273
Total loans	1,012,631	1,017,146
Deferred loan fees and costs, net	832	663
Allowance for loan losses	(10,556)	(10,095)
Total loans receivable, net	$1,002,907	$1,007,714

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of March 31, 2020 and September 30, 2019.  Activity in the ALLL is presented for the three and six months ended March 31, 2020 and 2019 and the fiscal year ended September 30, 2019:

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31, 2020
Beginning Balance	$1,282	$585	$18	$6,194	$38	$196	$464	$33	$101	$235	$23	$793	$9,962
Charge-offs	-	-	-	-	-	-	-	-	(62)	(1)	-	-	(63)
Recoveries	23	-	-	1	-	-	1	-	-	6	1	-	32
Provisions	187	(231)	6	1,087	4	248	51	2	88	(28)	(3)	(786)	625
Ending balance	$1,492	$354	$24	$7,282	$42	$444	$516	$35	$127	$212	$21	$7	$10,556

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31, 2019
Beginning Balance	$1,164	$439	$45	$5,344	$64	$274	$432	$30	$79	$391	$44	$941	$9,247
Charge-offs	-	-	-	(153)	-	-	-	-	-	(1)	(36)	-	(190)
Recoveries	79	-	-	1	-	-	1	-	1	6	1	-	89
Provisions	(113)	162	(12)	575	(2)	145	19	3	21	(37)	15	94	870
Ending balance	$1,130	$601	$33	$5,767	$62	$419	$452	$33	$101	$359	$24	$1,035	$10,016

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2020
Beginning Balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(2,288)	-	-	-	-	(62)	(3)	-	-	(2,353)
Recoveries	23	-	-	2	-	-	1	-	-	12	1	-	39
Provisions	105	(169)	4	3,665	(7)	75	(100)	14	67	(64)	(3)	(812)	2,775
Ending balance	$1,492	$354	$24	$7,282	$42	$444	$516	$35	$127	$212	$21	$7	$10,556
Ending balance: individually evaluated for impairment	$3	$-	$-	$110	$-	$-	$-	$-	$-	$90	$-	$-	$203
Ending balance: collectively evaluated for impairment	$1,489	$354	$24	$7,172	$42	$444	$516	$35	$127	$122	$21	$7	$10,353
Loans receivable:
Ending balance	$240,633	$52,313	$3,579	$511,467	$7,537	$59,978	$96,574	$7,604	$18,441	$12,393	$2,112		$1,012,631
Ending balance: individually evaluated for impairment	$3,469	$-	$-	$18,193	$-	$-	$-	$-	$29	$841	$-		$22,532
Ending balance: collectively evaluated for impairment	$237,164	$52,313	$3,579	$493,274	$7,537	$59,978	$96,574	$7,604	$18,412	$11,552	$2,112		$990,099

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2019
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,376)	-	-	-	-	-	(1)	(37)	-	(1,431)
Recoveries	79	-	-	4	-	-	3	-	1	14	2	-	103
Provisions	6	208	(16)	2,108	(4)	187	6	9	18	20	8	(227)	2,323
Ending balance	$1,130	$601	$33	$5,767	$62	$419	$452	$33	$101	$359	$24	$1,035	$10,016
Ending balance: individually evaluated for impairment	$-	$-	$-	$95	$-	$-	$-	$-	$-	$175	$1	$-	$271
Ending balance: collectively evaluated for impairment	$1,130	$601	$33	$5,672	$62	$419	$452	$33	$101	$184	$23	$1,035	$9,745
Loans receivable:
Ending balance	$202,655	$44,014	$5,696	$550,933	$12,041	$64,328	$82,731	$8,111	$18,466	$15,773	$1,904		$1,006,652
Ending balance: individually evaluated for impairment	$3,592	$-	$67	$10,155	$-	$-	$-	$-	$32	$685	$1		$14,532
Ending balance: collectively evaluated for impairment	$199,063	$44,014	$5,629	$540,778	$12,041	$64,328	$82,731	$8,111	$18,434	$15,088	$1,903		$992,120

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2019
Beginning Balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,418)	-	-	-	-	-	(45)	(37)	-	(1,517)
Recoveries	79	-	-	23	-	-	4	-	1	94	11	-	212
Provisions	240	130	(29)	2,267	(17)	137	168	(3)	39	(108)	(2)	(443)	2,379
Ending balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Ending balance: individually evaluated for impairment	$-	$-	$-	$57	$-	$-	$-	$-	$-	$100	$-	$-	$157
Ending balance: collectively evaluated for impairment	$1,364	$523	$20	$5,846	$49	$369	$615	$21	$122	$167	$23	$819	$9,938
Loans receivable:
Ending balance	$220,011	$40,346	$3,420	$543,452	$7,563	$62,884	$99,747	$4,450	$19,506	$13,737	$2,030		$1,017,146
Ending balance: individually evaluated for impairment	$3,526	$-	$-	$9,707	$-	$-	$-	$-	$30	$728	$-		$13,991
Ending balance: collectively evaluated for impairment	$216,485	$40,346	$3,420	$533,745	$7,563	$62,884	$99,747	$4,450	$19,476	$13,009	$2,030		$1,003,155

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of loan losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.    Any unallocated portion of the ALLL in conjunction with the quarterly review and changes to the qualitative factors to adjust for the risk due to current economic conditions reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, regulatory requirements, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. Although several of the Company’s asset quality metrics have not significantly been adversely affected during the second fiscal quarter of 2020, management determined it is prudent to increase its loan loss reserves through the adjustment in its qualitative factors, such as changes in current business and economic conditions, nature and volume, concentration of credit and the value of the underlying collateral. All of these factors are likely to be affected by the COVID-19 pandemic.

            As previously disclosed in the Company’s 10-Q/A filed on April 16, 2020, subsequent to the Company’s submission on February 10, 2020 of the original Form 10-Q for the quarter ended December 31, 2019, additional information was received concerning a certain $9.1 million collateral dependent commercial loan relationship (the “Loan”), which was classified as an accruing TDR as of December 31, 2019.  In determining the ALLL and impairment on the Loan as of December 31, 2019, the Company followed guidance under ASC 310-10-35. When measuring impairment on an individual basis under ASC 310-10-35, the Company considered the fair value of the Loan’s collateral, given that, based on available information, the Loan was collateral dependent.  Accordingly, the Company charged-off $2.3 million of the Loan, placed the Loan on non-accrual status, recorded an additional $2.2 million provision for loan losses for the three months ended December 31, 2019 and reversed approximately $24,000 of interest income (related to the December 31, 2019 principal and interest payment), crediting it to principal.

In addition, one commercial real estate loan in the amount of $10.6 million previously classified as management’s attention, moved to substandard impaired and remained accruing during the second fiscal quarter 2020.  Subsequent to March 31, 2020 management has restructured this loans and reclassified it as performing TDR.

.

The increase in impaired loans with no specific allowance is primarily due to two commercial real estate loans noted above. The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of March 31, 2020 and September 30, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
March 31, 2020
Residential mortgage	$196	$3	$3,273	$3,469	$3,653
Commercial:
Commercial real estate	293	110	17,900	18,193	20,505
Consumer:
Home equity lines of credit	-	-	29	29	31
Second mortgages	105	90	736	841	904
Total impaired loans	$594	$203	$21,938	$22,532	$25,093
September 30, 2019
Residential mortgage	$-	$-	$3,526	$3,526	$3,713
Commercial:
Commercial real estate	9,176	57	531	9,707	9,707
Consumer:
Home equity lines of credit	-	-	30	30	32
Second mortgages	123	100	605	728	790
Total impaired loans	$9,299	$157	$4,692	$13,991	$14,242

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Six Months Ended March 31, 2020
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,481	$25	$3,507	$47
Commercial:
Commercial real estate	11,222	5	10,153	20
Consumer:
Home equity lines of credit	29	-	29	-
Second mortgages	879	3	862	12
Total	$15,611	$33	$14,551	$79

	Three Months Ended March 31, 2019		Six Months Ended March 31, 2019
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,605	$21	$3,584	$48
Construction and Development:
Land	69	1	71	2
Commercial:
Commercial real estate	10,222	75	12,646	151
Consumer:
Home equity lines of credit	32	-	39	-
Second mortgages	663	3	644	5
Other	1	-	13	-
Total	$14,592	$100	$16,997	$206

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2020 and September 30, 2019:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2020:
Residential mortgage	$237,063	$-	$3,570	$-	$240,633
Construction and Development:
Residential and commercial	52,313	-	-	-	52,313
Land	3,579	-	-	-	3,579
Commercial:
Commercial real estate	468,266	25,008	18,193	-	511,467
Farmland	7,537	-	-	-	7,537
Multi-family	50,399	9,579	-	-	59,978
Commercial and industrial	96,450	-	124	-	96,574
Other	7,604	-	-	-	7,604
Consumer:
Home equity lines of credit	18,324	-	117	-	18,441
Second mortgages	11,287	82	1,024	-	12,393
Other	2,111	-	1	-	2,112
Total	$954,933	$34,669	$23,029	$-	$1,012,631

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2019:
Residential mortgage	$216,376	$-	$3,635	$-	$220,011
Construction and Development:
Residential and commercial	40,346	-	-	-	40,346
Land	3,420	-	-	-	3,420
Commercial:
Commercial real estate	518,848	14,601	10,003	-	543,452
Farmland	7,563	-	-	-	7,563
Multi-family	62,483	401	-	-	62,884
Commercial and industrial	99,613	-	134	-	99,747
Other	4,450	-	-	-	4,450
Consumer:
Home equity lines of credit	19,385	-	121	-	19,506
Second mortgages	12,727	85	925	-	13,737
Other	2,030	-	-	-	2,030
Total	$987,241	$15,087	$14,818	$-	$1,017,146

The following table presents loans that are no longer accruing interest by portfolio class:

	March 31, 2020	September 30, 2019
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,687	$1,532
Commercial:
Commercial real estate	6,743	-
Consumer:
Home equity lines of credit	29	30
Second mortgages	196	259
Total non-accrual loans	$8,655	$1,821

As noted above, the Company charged-off $2.3 million of a $9.1 million commercial real estate loan, and placed the loan on non-accrual status. Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $3,000 and $4,000 for the three and six months ended March 31, 2020, respectively, and approximately $10,000 and $20,000 for the three and six months ended March 31, 2019, respectively.  At March 31, 2020 and September 30, 2019, there were approximately $168,000 and $502,000, respectively, of loans past due 90 days or more and still accruing interest.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current;” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2020 and September 30, 2019:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
March 31, 2020:
Residential mortgage	$235,514	$3,136	$1,399	$584	5,119	$240,633	$-
Construction and Development:
Residential and commercial	52,313	-	-	-	-	52,313	-
Land	3,579	-	-	-	-	3,579	-
Commercial:
Commercial real estate	510,825	475	-	167	642	511,467	167
Farmland	7,537	-	-	-	-	7,537	-
Multi-family	59,978	-	-	-	-	59,978	-
Commercial and industrial	96,574	-	-	-	-	96,574	-
Other	7,604	-	-	-	-	7,604	-
Consumer:
Home equity lines of credit	18,412	-	-	29	29	18,441	-
Second mortgages	11,739	334	196	124	654	12,393	-
Other	2,099	11	1	1	13	2,112	1
Total	$1,006,174	$3,956	$1,596	$905	$6,457	$1,012,631	$168

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2019:
Residential mortgage	$219,062	$62	$381	$506	$949	$220,011	$207
Construction and Development:
Residential and commercial	40,346	-	-	-	-	40,346	-
Land	3,420	-	-	-	-	3,420	-
Commercial:
Commercial real estate	543,157	-	-	295	295	543,452	295
Farmland	7,563	-	-	-	-	7,563	-
Multi-family	62,884	-	-	-	-	62,884	-
Commercial and industrial	99,247	500	-	-	500	99,747	-
Other	4,450	-	-	-	-	4,450	-
Consumer:
Home equity lines of credit	19,506	-	-	-	-	19,506	-
Second mortgages	13,102	379	112	144	635	13,737	-
Other	2,030	-	-	-	-	2,030	-
Total	$1,014,767	$941	$493	$945	$2,379	$1,017,146	$502

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

The Company had twenty-five and twenty-four loans classified as TDRs at March 31, 2020 and September 30, 2019, respectively, with an aggregate outstanding balance of $11.2 million and $13.3 million, respectively. At March 31, 2020, these loans were also classified as impaired. Nineteen of the TDR loans continue to perform under the restructured terms through March 31, 2020 and we continued to accrue interest on such loans through such date.

Loans that have been classified as TDRs have modified payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and could result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the ALLL. The level of any defaults will likely be affected by future economic conditions. A default on a TDR loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in cases which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $172,000 and $111,000 of residential real estate properties in the process of foreclosure at March 31, 2020 and September 30, 2019, respectively. The following table presents total TDRs as of March 31, 2020 and September 30, 2019:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
March 31, 2020:
Residential mortgage	17	$3,500	5	$1,246
Commercial:
Commercial real estate	4	7,559	1	6,743
Consumer:
Second mortgages	4	173	-	-
Total	25	$11,232	$6	$7,989
September 30, 2019:
Residential mortgage	17	$3,372	4	$1,090
Commercial:
Commercial real estate	3	9,707	-	-
Consumer:
Second mortgages	4	181	-	-
Total	24	$13,260	4	$1,090

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms:

	March 31, 2020		September 30, 2019
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,254	$1,246	$2,282	$1,090
Commercial:
Commercial real estate	816	6,743	9,707	-
Consumer:
Second mortgages	173	-	181	-
Total	$3,243	$7,989	$12,170	$1,090

There were no new TDRs for the three months ended March 31, 2020 and 2019. The following table shows the new TDRs for the six months ended March 31, 2020 and 2019:

	For the Six Months Ended March 31,
	2020			2019
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$207	$207	4	$732	$719
Commercial:
Commercial real estate	1	$295	$293	-	$-	$-
Consumer:
Second mortgages	-	$-	$-	1	$80	$78
Total troubled debt restructurings	2	$502	$500	5	$812	$797

Note 9 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020 to December 31, 2020. Repurchase authority may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time.  During the three and six months ended March 31, 2020, the Company purchased 113,335 shares of its common stock in the open market under the repurchase plan at an average cost of $15.68 per share.

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

As of March 31, 2020, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2020 and September 30, 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$144,221	11.51%	$50,128	4.00%	$62,660	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	144,221	14.40%	45,062	4.50%	65,089	6.50%
Tier 1 Capital (to risk weighted assets)	144,221	14.40%	60,082	6.00%	80,110	8.00%
Total Risk Based Capital (to risk weighted assets)	179,548	17.93%	80,110	8.00%	100,137	10.00%
As of September 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$142,508	11.38%	$50,091	4.00%	$62,614	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	142,508	14.30%	44,838	4.50%	64,766	6.50%
Tier 1 Capital (to risk weighted assets)	142,508	14.30%	59,784	6.00%	79,713	8.00%
Total Risk Based Capital (to risk weighted assets)	177,923	17.79%	79,713	8.00%	99,641	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2020 and September 30, 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$156,721	12.52%	$50,082	4.00%	$62,602	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	156,721	15.67%	45,001	4.50%	65,001	6.50%
Tier 1 Capital (to risk weighted assets)	156,721	15.67%	60,001	6.00%	80,002	8.00%
Total Risk Based Capital (to risk weighted assets)	167,350	16.73%	80,002	8.00%	100,002	10.00%
As of September 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$153,086	12.23%	$50,055	4.00%	$62,569	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	153,086	15.38%	44,788	4.50%	64,694	6.50%
Tier 1 Capital (to risk weighted assets)	153,086	15.38%	59,717	6.00%	79,623	8.00%
Total Risk Based Capital (to risk weighted assets)	163,253	16.40%	79,623	8.00%	99,529	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At March 31, 2020, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $776,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, initially implemented by the Comapny during the first quarter of fiscal 2019. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of March 31, 2020 and September 30, 2019:

`	March 31, 2020
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$-	$-	Other assets	$65,000	$1,201	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$45,365	$8,984	Other assets	$45,365	$8,989	Other liabilities

	September 30, 2019
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$126	Other assets	$30,000	$736	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$29,916	$5,019	Other assets	$29,916	$5,018	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of March 31, 2020 and September 30, 2019:

Offsetting of Derivative Assets	(In thousands)
as of March 31, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$8,984	$-	$8,984	$-	$-	$8,984

Offsetting of Derivative Liabilities	(In thousands)
as of March 31, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$10,190	$-	$10,190	$1,251	$11,527	$(2,588)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$5,145	$-	$5,145	$173	$-	$4,972

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$5,754	$-	$5,754	$767	$2,754	$2,233

The tables below present the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(730)	$(47)
Total derivatives	(730)	(47)

	Six Months Ended March 31, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(653)	$(61)
Total derivatives	(653)	(61)

	Three Months Ended March 31, 2019
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(297)	$96
Total derivatives	(297)	96

	Six Months Ended March 31, 2019
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(936)	$167
Total derivatives	(936)	167

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (3)
Total		$ (3)

Six Months Ended March 31, 2020
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (6)
Total		$ (6)

Three Months Ended March 31, 2019
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (1)
Total		$ (1)

Six Months Ended March 31, 2019
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (2)
Total		$ (2)

The Company has agreements with each of its derivative counterparties that contain a provision providing that if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At March 31, 2020 and September 30, 2019, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at March 31, 2020 and September 30, 2019. At March 31, 2020 and September 30, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0 and $6.4 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 11 - Fair Value Measurements

The Company follows FASB ASC Topic 820 Fair Value Measurement to record fair value adjustments to certain assets and to determine fair value disclosures for the Company’s financial instruments. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at March 31, 2020 or September 30, 2019.

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,812	$-	$3,812	$-
State and municipal obligations	4,217	-	4,217	-
Single issuer trust preferred security	931	-	931	-
Corporate debt securities	11,365	-	11,365	-
Mutual funds	1,514	1,014	-	500
Total investment securities available for sale	$21,839	$1,014	$20,325	$500
Derivative instruments	$8,984	$-	$8,984	$-
Liabilities:
Derivative instruments	$10,190	$-	$10,190	$-

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,000	$-	$3,000	$-
State and municipal obligations	4,732	-	4,732	-
Single issuer trust preferred security	923	-	923	-
Corporate debt securities	9,506	-	9,506	-
Mutual funds	250	-	-	250
Total investment securities available for sale	$18,411	$-	$18,161	$250

Derivative instruments	$5,145	$-	$5,145	$-

Liabilities:
Derivative instruments	$5,754	$-	$5,754	$-

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended March 31, 2020 and March 31, 2019:

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2019	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	250
Transfers in and/or out of Level 3	-
Balance, March 31, 2020	$500

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2018	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, March 31, 2019	$250

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2020 and September 30, 2019:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	7,133	-	-	7,133
Total	$12,929	$-	$-	$12,929

	March 31, 2020
	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	7,133	Appraisal of Collateral(2)	Collateral discount(3)	9.5%-12.0%/(10.6%)
Total	$12,929

(1)	Consisted of six loans with an aggregate balance of $7.3 million and with $203,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	9,142	-	-	9,142
Total	$14,938	$-	$-	$14,938

	September 30, 2019
	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,142	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$14,938

(1)	Consisted of four loans with an aggregate balance of $9.3 million and with $157,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At March 31, 2020 and September 30, 2019, the Company did not have any additions to our mortgage servicing assets.  At March 31, 2020 the Company sold loans with servicing retained. At September 30, 2019, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and September 30, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2020 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Other Real Estate Owned—Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the ALLL. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of, among other factors, changes in the economic conditions.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2020 and September 30, 2019 are presented below:

	March 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$126,068	$126,068	$126,068	$-	$-
Investment securities available-for-sale	21,839	21,839	1,014	20,325	500
Investment securities held-to-maturity	18,046	18,434	-	18,434	-
Loans receivable, net (including impaired loans)	1,002,907	1,011,358	-	-	1,011,358
Accrued interest receivable	4,121	4,121	-	4,121	-
Restricted stock	10,913	10,913	-	10,913	-
Mortgage servicing rights (included in Other Assets)	145	145	-	145	-
Derivatives (included in Other Assets)	8,984	8,984	-	8,984	-
Financial liabilities:
Savings accounts	43,550	43,550	-	43,550	-
Checking and NOW accounts	334,065	334,065	-	334,065	-
Money market accounts	280,173	280,173	-	280,173	-
Certificates of deposit	258,112	262,393	-	262,393	-
Borrowings (excluding sub debt)	133,000	134,190	-	134,190	-
Subordinated debt	24,697	24,947	-	24,947	-
Derivatives (included in Other Liabilities)	10,190	10,190	-	10,190	-
Accrued interest payable	873	873	-	873	-

	September 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$153,543	$153,543	$153,543	$-	$-
Investment securities available-for-sale	18,411	18,411	-	18,161	250
Investment securities held-to-maturity	22,485	22,609	-	22,609	-
Loans receivable, net (including impaired loans)	1,007,714	1,010,442	-	-	1,010,442
Accrued interest receivable	4,253	4,253	-	4,253	-
Restricted stock	11,129	11,129	-	11,129	-
Mortgage servicing rights (included in Other Assets)	178	178	-	178	-
Derivatives (included in Other Assets)	5,145	5,145	-	5,145	-
Financial liabilities:
Savings accounts	41,875	41,875	-	41,875	-
Checking and NOW accounts	357,723	357,723	-	357,723	-
Money market accounts	276,644	276,644	-	276,644	-
Certificates of deposit	277,569	280,024	-	280,024	-
Borrowings (excluding sub debt)	133,000	133,545	-	133,545	-
Subordinated debt	24,619	24,471	-	24,471	-
Derivatives (included in Other Liabilities)	5,754	5,754	-	5,754	-
Accrued interest payable	978	978	-	978	-

Note 12 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2020	September 30, 2019
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(155)	$(111)
Tax effect	33	24
Net of tax amount	(122)	(87)
Fair value adjustments on derivatives	(1,201)	(610)
Tax effect	252	128
Net of tax amount	(949)	(482)
Total accumulated other comprehensive loss	$(1,071)	$(569)

Other comprehensive loss and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)
Net unrealized holding gains on available-for-sale securities	$62	$154	$133	$121

Net realized gain on securities available-for-sale	(180)	-	(180)	-

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	1	2	3
Fair value adjustments on derivatives	(682)	(393)	(591)	(1,103)
Other comprehensive loss before taxes	(799)	(238)	(636)	(979)
Tax effect	168	49	134	205
Total comprehensive loss	$(631)	$(189)	$(502)	$(774)

Note 13 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of March 31, 2020, there were 324,351 remaining shares available for future grants.

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

 During the three and six months ended March 31, 2020 and 2019 stock options covering a total of 7,000 shares of common stock were granted.  Total compensation expense related to stock options granted under the 2014 Plan was approximately $6,000 and $12,000 for the three and six months ended March 31, 2020, respectively.   Total compensation expense related to stock options granted under the 2014 Plan was approximately $10,000 and $11,000 for the three and six months ended March 31, 2019, respectively.

During the three and six months ended March 31, 2020 a total of 16,357 and 18,121 restricted shares were awarded, respectively. During the six months ended March 31, 2020 a total of 1,610 shares were forfeited. No shares were forfeited during the three months and six months ended March 31, 2019.   During the three and six months ended March 31, 2019 a total of 6,045 and

9,283 restricted shares were awarded, respectively. The compensation expense related to restricted stock awards was approximately $40,000 and $66,000 during the three and six months ended March 31, 2020, respectively. The compensation expense related to restricted stock awards was approximately $39,000 and $52,000 during the three and six months ended March 31, 2019,respectively.

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

Stock Options

The assumptions used in determining the fair value of stock option grants for the six months ended March 31, 2020 are as follows:

Weighted Average Fair Value of Awards	$4.72
Risk Free Rate	1.22%
Dividend Yield	-%
Volatility	19.86%
Expected Life	6.5 years

The assumptions used in determining the fair value of stock option grants for the six months ended March 31, 2019 are as follows:

Weighted Average Fair Value of Awards	$5.72
Risk Free Rate	2.50%
Dividend Yield	-%
Volatility	20.39%
Expected Life	6.5 years

The following is a summary of stock option activity for the six months ended March 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	18,830	$22.05		$21,350
Granted	7,000	$20.28		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, end of year	25,830	$21.57	8.320	$-
Exercisable, end of year	8,140	$21.50	7.295	$-
Nonvested, at end of year	17,690	$21.60

As of March 31, 2020, there was approximately $68,000 of total unrecognized compensation cost related to nonvested options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.00 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended March 31, 2020:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	18,493	$21.78
Granted	18,121	$22.11
Vested	3,651	$21.78
Forfeited/cancelled/expired	1,610	$21.43
Outstanding, end of year	31,353	$21.95

As of March 31, 2020, there was approximately $632,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 4.03 years.

Note 14 – Deposits

Deposits classified by type with percentages to total deposits at March 31, 2020 and September 30, 2019 consisted of the following:

	March 31,		September 30,
	2020		2019
	(Dollars in thousands)

Balances by types of deposit:
Savings	$43,550	4.75%	$41,875	4.39%
Money market accounts	280,173	30.59%	276,644	29.00%
Interest-bearing demand	291,191	31.79%	302,039	31.67%
Non-interest-bearing demand	42,874	4.68%	55,684	5.84%
	657,788	71.81%	676,242	70.90%

Certificates of deposit	258,112	28.19%	277,569	29.10%

Total Deposits	$915,900	100.00%	$953,811	100.00%

The total amount of certificates of deposit of $250,000 and greater at March 31, 2020 and September 30, 2019 was $74.8 million and $63.5 million, respectively.  We had brokered deposits totaling $16.1 million and $73.1 million at March 31, 2020 and September 30, 2019, respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)
Savings accounts	$12	$13	$23	$23
Money market accounts	1,121	1,111	2,219	2,185
Interest-bearing demand	1,078	1,009	2,259	1,652
Certificates of deposit	1,412	1,262	2,859	2,479
Total	$3,623	$3,395	$7,360	$6,339

As of March 31, 2020, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending March 31,
2021	$177,318
2022	51,999
2023	7,495
2024	10,186
Thereafter	11,114
Total	$258,112

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

           As of March 31, 2020, the Company leases a financial center in Glen Mills, Pennsylvania and private banking offices in Villanova, West Chester and Quakertown, Pennsylvania; one private banking office in New Castle County located in Montchanin, Delaware; one private banking office in Morris County located in Morristown, New Jersey; one private banking office in Palm Beach County located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office in Allentown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for two private banking office leases and two representative office leases whose terms are twelve months or less and are considered short-term leases. All of the financial center leases and two private banking office leases include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Operating lease cost	$173	$119	$348	$235
Finance lease cost	-	-	-	-
Short-term lease cost	28	15	53	30
Total	$201	$134	$401	$265

Supplemental information related to leases was as follows:

March 31, 2020
(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$2,959
Operating lease liabilities	$2,976
Weighted average remaining lease term	5.74 years
Weighted average discount rate	1.98%

Six Months Ended March 31, 2020
(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$332
ROU assets obtained in exchange for lease obligations	$3,279

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Period Ending September 30,
Remainder of 2020	$338
2021	601
2022	492
2023	474
2024	474
Thereafter	746
Total lease payments	$3,125
Less: imputed interest	(149)
Total	$2,976

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2020 and September 30, 2019. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the effects of, and changes in, trade, monetary and fiscal policies and laws, including recent changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible other-than-temporary impairment of securities held by us; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers; unanticipated regulatory or judicial proceedings; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2019 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

The Company undertakes no obligation to revise or publicly release any revision or update to these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, unless required by law.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the ALLL, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2019 Annual Report.

There have been no significant changes to the Company’s Critical Accounting Policies as described in its 2019 Annual Report other than the adoption of ASU 2016-02.

COVID -19 Update

The Company has taken significant steps to protect the health and well-being of its employees and clients and to assist clients who have been impacted by the COVID-19 pandemic The Company’s work to ensure business continuity and responsive client service includes continued proactive engagement by relationship managers with our clients and prospects to address their needs in the short and medium terms, leveraging our digital banking and service platforms, and enabling some our employees to serve clients remotely from the safety of their homes.

Business Continuity Plan

During March 2020, management activated its previously developed Pandemic Plan, taking the following actions to protect the health of employees and clients, while continuing to exceed client needs:

•	All Financial Centers began operating on an amended hours schedule or by appointment and we began further utilizing our drive thru services, with increased safety measures.
•	We are encouraging clients to utilize the Bank’s electronic banking services, including online and mobile banking, telephone banking, as well as night drops and ATMs.
•	We are engaging in proactive communication with employees and clients via phone, video conferencing, email, and other digital tools, while prohibiting business travel.
•	We implemented a work-from-home policy for over 90% of employees.

No furloughs or layoffs have been made to date, nor does management currently anticipate future employee furloughs or layoffs related to COVID-19.

Paycheck Protection Program

The Company started accepting and processing applications for loans under the PPP in early April 2020, when the program was officially launched by the SBA and Treasury Department under the recently enacted CARES Act. As of April 30, 2020, the Company had received 172 applications fromboth new and existing clients, obtained approval from the SBA for loans totaling over $17.1 million for existing and new customers.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost. As of March 31, 2020, the Company had adequate sources of liquidity (excluding the Company’s ability to participate in the PPPLF);

Capital Strength

The Company’s capital ratios continued to exceed the highest required regulatory benchmark levels.

•	Common equity tier 1 ratio was 14.40 percent, tier 1 leverage ratio was 11.51 percent, tier 1 risk-based capital ratio was 14.40 percent and the total risk-based capital ratio was 17.93 percent.

Deferral Requests

As of April 30, 2020, the Company entered into 137 loan modification agreements with respect to $312.6 million of loans outstanding. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payment at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity could continue throughout the fiscal third quarter of 2020 and beyond.

Exposure to Stressed Industries

Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact   of the COVID-19 pandemic, such as the following:

	April 30, 2020
	Outstanding Exposure	Percentage of Gross Loans
	(Dollars in thousands)
Industries:
Retail	$68,120	6.6%
Hotel	58,640	5.7%
Office/Medical Office	47,163	4.6%
Fitness Centers	43,723	4.3%
Restaurants and food service	4,591	0.4%
Total Outstanding Exposure	$222,237	21.6%

As of April 30, 2020, the Company had no meaningful direct exposure to the energy or airline industries and does not participate in shared national credits.

Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

Results of Operations

Net income available to common shareholders for the three months ended March 31, 2020 amounted to $1.9 million, or $0.25 per fully diluted common share, a decrease of $58,000, or 3.0 percent, as compared with net income of $2.0 million, or $0.26 per common share, for the three months ended March 31, 2019. The annualized return on average assets was 0.61 percent for the three months ended March 31, 2020, compared to annualized return on average assets of 0.70 percent for three months ended March 31, 2019. The annualized return on average shareholders’ equity was 5.29 percent for the three month period ended March 31, 2020, compared to 5.74 percent in annualized return on average shareholders’ equity for the three months ended March 31, 2019.

Net income available to common shareholders for the six months ended March 31, 2020 amounted to $2.7 million, or $0.35 per fully diluted common share, a decrease of $1.3 million, or 32.3 percent, as compared with net income of $4.0 million, or $0.52 per common share, for the six months ended March 31, 2019.  The annualized return on average assets was 0.44 percent for the six months ended March 31, 2020, compared to annualized return on average assets of 0.72 percent for the six months ended March 31, 2019.  The annualized return on average shareholders’ equity was 3.74 percent for the six months ended March 31, 2020, compared to 5.87 percent for the six months ended March 31, 2019.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated:

Net Interest Income

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2020	2019	Increase (Decrease)	Percent Change	2020	2019	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$10,587	$10,661	$(74)	(0.69)%	$21,468	$20,756	$712	3.43%
Investment securities	265	307	(42)	(13.68)	519	619	(100)	(16.16)
Interest-bearing cash accounts	550	475	75	15.79	1,022	847	175	20.66
Dividends, restricted stock	182	158	24	15.19	370	291	79	27.15
Total interest income	11,584	11,601	(17)	(0.15)	23,379	22,513	866	3.85
Interest expense:
Deposits	3,623	3,395	228	6.72	7,360	6,339	1,021	16.11
Short-term borrowings	-	2	(2)	(100.00)	-	7	(7)	(100.00)
Long-term borrowings	785	572	213	37.24	1,572	1,205	367	30.46
Subordinated debt	383	383	-	-	766	766	-	-
Total interest expense	4,791	4,352	439	10.09	9,698	8,317	1,381	16.60
Net interest income	$6,793	$7,249	$(456)	(6.30)%	$13,681	$14,196	$(515)	(3.63)%

Net interest income decreased $456,000, or 6.3 percent, to $6.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets and is presented herein on an annualized basis) decreased forty-one basis points to 2.25 percent from 2.66 percent during the three months ended March 31, 2019. For the three months ended March 31, 2020, a decrease of three basis points in the annualized average cost of interest-bearing liabilities, together with a decrease in the annualized average yield on interest-earning assets of forty-three basis points, resulted in a decrease in the Company’s net interest spread of forty basis points for the period.

Net interest income decreased $515,000, or 3.6 percent, to $13.7 million for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019.  For the six months ended six months ended March 31, 2020,  the net interest margin decreased thirty-six basis points to 2.29 percent from 2.65 percent during the six months ended March 31, 2019. For the six months ended March 31, 2020, a decrease in the average yield on interest-earning assets of thirty basis points and an increase in the average cost of interest-bearing liabilities of six basis points, resulted in a decrease in the Company’s net interest spread of thirty-six basis points for the period.

Total Interest Income

For the three months ended March 31, 2020, total interest income decreased by $17,000, or 0.2 percent, to $11.6 million, compared to the three months ended March 31, 2019. The average balance of the loan portfolio increased by $53.9 million, to $1.0 billion, from an average of $956.8 million in the three months ended March 31, 2019, primarily reflecting a net increase in residential loans and construction and development loans. Average loans represented approximately 83.5 percent of average interest-earning assets during the three months ended March 31, 2020, compared to 87.8 percent in the three months ended March 31, 2019. Average investment securities volume decreased during the three months ended March 31, 2020 by $7.6 million, to $40.2 million, compared to the three months ended March 31, 2019.

For the six months ended March 31, 2020 total interest income increased by $866,000, or 3.9 percent, to $23.4 million, compared to the six months ended March 31, 2019.  This increase in interest income was due primarily to a volume increase in loans. The average balance of the loan portfolio increased by $74.4 million, to $1.0 billion during the six months ended March 31, 2020,  from an average of $934.3 million in the six months ended March 31, 2019, primarily reflecting net increases in residential loans and construction and development loans. Average loans represented approximately 84.4 percent of average interest-earning assets during the six months ended March 31, 2020 compared to 87.4 percent in the six months ended March 31, 2019.  The average balance of investment securities decreased during the six months ended March 31, 2020 by $10.3 million, to $40.5 million, compared to the six months ended March 31, 2019.

Interest Expense

For the three months ended March 31, 2020, interest expense increased $439,000, or 10.1 percent, to $4.8 million, compared to the same three month period in fiscal 2019. The annualized average rate of total interest-bearing liabilities decreased three basis points to 1.82 percent for the three months ended March 31, 2020, from 1.85 percent for the three months ended March 31, 2019. Over the same time period, the average balance of total interest-bearing liabilities increased by $110.3 million. This increase primarily reflects an increase in the average balance of total interest-bearing deposit accounts of $78.2 million and an increase in the average balance of borrowings of $32.1 million.  For the three months ended March 31, 2020, the Company’s annualized net interest spread decreased to 2.01 percent, from 2.41 percent for the three months ended March 31, 2019.

For the six months ended March 31, 2020, interest expense increased $1.4 million, or 16.6 percent, to $9.7 million, compared to the same six month period in fiscal 2019.  The average rate of total interest-bearing liabilities increased six basis points to 1.87 percent for the six months ended March 31, 2020, from 1.81 percent for the six months ended March 31, 2019. Over the same time period, the average balance of total interest-bearing liabilities increased by $115.8 million. This increase primarily reflects an increase in the average balance of deposits of $92.1 million and an increase in the average balance of borrowings of $23.7 million.  The increase in the average balance of deposits consisted of a $71.0 million increase in the average balance of other interest-bearing deposit accounts, an $11.8 million increase in the average balance of money market accounts , and an $11.2 million increase in the average balance of certificates of deposit accounts, offset by a $2.0 million decrease in the average balance of savings deposits. For the six months ended March 31, 2020, the Company’s net interest spread decreased to 2.04 percent, from 2.40 percent for the six months ended March 31, 2019.

Net Interest Margin

The following table quantifies the impact on net interest income resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31,			Six Months Ended March 31,
	2020 and 2019			2020 and 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$601	$(675)	$(74)	$1,652	$(940)	$712
Investment securities	(49)	7	(42)	(126)	26	(100)
Interest-bearing cash accounts	447	(372)	75	662	(487)	175
Dividends, restricted stock	43	(19)	24	75	4	79
Total interest-earning assets	$1,042	$(1,059)	$(17)	$2,263	$(1,397)	$866
Interest Bearing Liabilities:
Money Market deposits	$49	$(39)	$10	$98	$(64)	$34
Savings deposits	-	(1)	(1)	(1)	1	-
Certificates of deposits	63	87	150	115	265	380
Other interest-bearing deposits	212	(143)	69	493	114	607
Total interest-bearing deposits	324	(96)	228	705	316	1,021
Borrowings	244	(33)	211	350	10	360
Total interest-bearing liabilities	$568	$(129)	$439	$1,055	$326	$1,381
Change in net interest income	$474	$(930)	$(456)	$1,208	$(1,723)	$(515)

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin (net interest income as a percentage of average interest-earning assets). All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be. Quarterly rates, yields, spreads and margins throughout this MD&A are calculated on an annualized basis where appropriate.

	Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,010,767	$10,587	4.19%	$956,840	$10,661	4.46%
Investment securities	40,165	265	2.64%	47,761	307	2.57%
Interest-bearing cash accounts	148,580	550	1.48%	76,486	475	2.48%
Dividends, restricted stock	10,427	182	6.98%	8,184	158	7.72%
Total interest-earning assets(1)	1,209,939	11,584	3.83%	1,089,271	11,601	4.26%
Non-interest-earning assets:
Cash and due from banks	1,347			1,535
Bank-owned life insurance	20,089			19,594
Other assets	25,775			19,117
Other real estate owned	5,796			5,796
Allowance for loan losses	(9,756)			(9,408)
Total non-interest-earning assets	43,251			36,634
Total assets	$1,253,190			$1,125,905
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$277,926	1,121	1.61%	$266,233	1,111	1.67%
Savings deposits	42,875	12	0.11%	43,943	13	0.12%
Certificates of deposits	252,973	1,412	2.23%	240,955	1,262	2.09%
Other interest-bearing deposits	318,809	1,078	1.35%	263,281	1,009	1.53%
Total interest-bearing deposits	$892,583	3,623	1.62%	814,412	3,395	1.67%
Borrowings	157,955	1,168	2.96%	125,800	957	3.04%
Total interest-bearing liabilities	1,050,538	4,791	1.82%	940,212	4,352	1.85%
Non-interest-bearing liabilities:
Demand deposits	41,916			41,035
Other liabilities	16,440			7,728
Total non-interest liabilities	58,356			48,763
Shareholders' equity	144,296			136,930
Total liabilities and shareholders' equity	$1,253,190			$1,125,905
Net interest spread			2.01%			2.41%
Net interest margin			2.25%			2.66%
Net interest income		$6,793			$7,249

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

	Six Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,008,737	$21,468	4.26%	$934,305	$20,756	4.44%
Investment securities	40,512	519	2.56%	50,855	619	2.43%
Interest-bearing cash accounts	135,335	1,022	1.51%	75,966	847	2.23%
Dividends, restricted stock	10,438	370	7.09%	8,301	291	7.01%
Total interest-earning assets(1)	1,195,022	23,379	3.91%	1,069,427	22,513	4.21%

Non-interest-earning assets:
Cash and due from banks	1,397			1,443
Bank-owned life insurance	20,028			19,533
Other assets	25,225			18,678
Other real estate owned	5,796			3,217
Allowance for loan losses	(9,926)			(9,018)
Total non-interest-earning assets	42,520			33,853
Total assets	$1,237,542			$1,103,280

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$274,434	2,219	1.62%	$262,639	2,185	1.66%
Savings deposits	42,255	23	0.11%	44,232	23	0.10%
Certificates of deposits	252,664	2,859	2.26%	241,419	2,479	2.05%
Other interest-bearing deposits	309,020	2,259	1.46%	238,017	1,652	1.39%
Total interest-bearing deposits	$878,373	7,360	1.68%	786,307	6,339	1.61%
Borrowings	157,797	2,338	2.96%	134,041	1,978	2.95%
Total interest-bearing liabilities	1,036,170	9,698	1.87%	920,348	8,317	1.81%

Non-interest-bearing liabilities:
Demand deposits	41,816			40,724
Other liabilities	15,617			6,729
Total non-interest liabilities	57,433			47,453
Shareholders' equity	143,939			135,479
Total liabilities and shareholders' equity	$1,237,542			$1,103,280
Net interest spread			2.04%			2.40%
Net interest margin			2.29%			2.65%
Net interest income		$13,681			$14,196

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$604	$238	$366	153.78%	$863	$1,178	$(315)	(26.74)%
Rental income-other	55	64	(9)	(14.06)	109	131	(22)	(16.79)
Net gains on sales of investments	180	-	180	100.00	180	-	180	100.00
Net gains on sale of loans	-	19	(19)	(100.00)	3	37	(34)	(91.89)
Earnings on bank-owned life insurance	125	120	5	4.17	252	241	11	4.56
Total other income	$964	$441	$523	118.59%	$1,407	$1,587	$(180)	(11.34)%

For the three months ended March 31, 2020, total other income amounted to $964,000, compared to total other income of $441,000 for the same period in fiscal 2019. The increase in total other income was primarily due to a $366,000 increase in service charges and other fees and a $180,000 gain on sale of investments.  The increase in service charges and other fees during the quarter ended March 31, 2020 is primarily due to the recognition of approximately $371,000 of net swap fees through the Bank’s commercial loan hedging program realized during the quarter ending March 31, 2020 in concert with lending activity.

For the six months ended March 31, 2020, total other income amounted to $1.4 million, compared to total other income of $1.6 million for the six months ended March 31, 2019. The decrease of $180,000 for the six months ended March 31, 2020 was primarily due to a decrease of $315,000 in service charges and other fees, a $34,000 decrease in net gains on sale of loans, and a $22,000 decrease in rental income, offset by a $180,000 gain on sale of investments and an $11,000 increase in earnings on bank-owned life insurance. The decrease in service charges and other fees during the six months ended March 31, 2020 is primarily due to the recognition of approximately $337,000 less of net swap fees through the Bank’s commercial loan hedging program.  The primary benefit of the loan hedging program is to eliminate the interest rate risk on long term fixed rate loans while allowing the Bank to compete more effectively in our markets.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,271	$2,213	$58	2.62%	$4,396	$4,221	$175	4.15%
Occupancy expense	591	577	14	2.43	1,173	1,116	57	5.11
Federal deposit insurance premium	3	73	(70)	(95.89)	-	142	(142)	(100.00)
Advertising	32	30	2	6.67	54	60	(6)	(10.00)
Data processing	272	251	21	8.37	550	505	45	8.91
Professional fees	502	455	47	10.33	943	954	(11)	(1.15)
Other real estate owned expense, net	(1)	28	(29)	(103.57)	70	49	21	42.86
Pennsylvania shares tax	170	92	78	84.78	340	92	248	269.57
Other operating expenses	798	724	74	10.22	1,534	1,398	136	9.73
Total other expense	$4,638	$4,443	$195	4.39%	$9,060	$8,537	$523	6.13%

For the three months ended March 31, 2020, total other expense increased $195,000, or 4.4 percent, from the comparable three months ended March 31, 2019. The increase was primarily due to a $78,000 increase in the Pennsylvania shares tax, an increase of $74,000 in other operating expense, an increase of $58,000 in salaries and employee benefits, and an increase of $47,000 in professional fees.  These were partially offset by a decrease of $70,000 in the federal deposit insurance premium and a decrease of $29,000 in OREO expense.  The increase in the Pennsylvania shares tax is due to the tax being based on equity as of January 1st, the estimate for 2020 exceeded 2019. The increase in salaries and employee benefits reflect normal increases to salary and benefits. The increase in professional fees was due to higher legal expense and professional services of approximately $35,000 and $75,000, respectively, partially offset by lower audit and accounting expense of approximately $64,000. The reduction in the federal deposit insurance premium resulted from the Deposit Insurance Fund reserve ratio exceeding the official required reserve ratio, which in turn generates credits to qualified participating banks.  The Company currently does not have any further credit balance that can be used to offset premiums in future quarters.

For the six months ended March 31, 2020, salaries and employee benefits expense increased $175,000, or 4.2 percent, compared to the six months ended March 31, 2019. The increase in salaries and employee benefits primarily reflects normal increases to salary and benefits to support overall franchise growth consistent with the business plan. Full-time equivalent staffing levels was 89 at each of March 31, 2020 and March 31, 2019. The increase in the Pennsylvania shares tax was due to the Bank not being subject to this tax until the second quarter of 2019 due to a charter change.

Income Taxes

The Company recorded a provision for income taxes of $586,000 and $560,000 for the three and six months ended March 31, 2020, respectively, reflecting an effective tax rate of 23.5 percent and 17.2 percent, respectively. The Company recorded a provision for income taxes of $411,000 and $946,000 for the three and six months ended March 31, 2019, respectively, reflecting an effective tax rate of 17.3 percent and 19.2 percent, respectively. During the six months ended March 31, 2020, the Company recorded discrete items that reduced the effective tax rate.

Investment Portfolio

For the three months ended March 31, 2020, the average volume of investment securities decreased by $7.6 million to approximately $40.2 million, or 3.3 percent, of average earning assets, from $47.8 million on average, or 4.4 percent of average earning assets, for the three months ended March 31, 2019. During the six months ended March 31, 2020, the average volume of investment securities decreased by $10.3 million to approximately $40.5 million, or 3.4 percent, of average earning assets, from $50.9 million on average, or 4.8 percent of average earning assets, for the comparable period in fiscal 2019. At March 31, 2020, the total investment portfolio amounted to $39.9 million, a decrease of $1.0 million, or 2.5 percent, from September 30, 2019. The decrease in the investment portfolio was primarily due to maturation, calls, and sales of $11.2 million partially offset by purchases of $12.1 million. At March 31, 2020, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and taxable mutual funds.

During the three month period ended March 31, 2020, the volume-related factors decreased investment revenue by approximately $49,000, while rate-related factors increased investment revenue by approximately $7,000 from the same period in fiscal 2019. The yield on investments increased by seven basis points to 2.64 percent for the three month period ended March 31, 2020, as compared to 2.57 percent for the three month period ended March 31, 2019. The yield on the portfolio increased due primarily to rate related factors.

During the six months ended March 31, 2020, the volume-related factors decreased investment revenue by approximately $126,000, while rate-related factors increased investment revenue by approximately $26,000 from the same period in fiscal 2019. The yield on investments increased by thirteen basis points to 2.56 percent for the six months ended March 31, 2020, as compared to 2.43 percent for the six months ended March 31, 2019. The increase in the yield on the portfolio in the six months ended March 31, 2020 compared to the same period in fiscal 2019 is due primarily to rate-related factors.

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

Total gross loans amounted to $1.0 billion at both March 31, 2020 and September 30, 2019,.  For the six month period ended March 31, 2020, there was a decrease of $34.9 million in commercial loans, a decrease of $2.3 million in consumer loans, an increase of $20.6 million in residential mortgage loans, and an increase of $12.1 million in construction and development loans. Total gross loans recorded in the quarter ended March 31, 2020 included new loan volume of $61.1 million, which was offset by prepayments totaling $12.2 million, amortization of $5.7 million, loan payoffs of $30.8 million, and participations of $1.5 million.

At March 31, 2020, the Company had $148.8 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit and home equity lines of credit. The Company's current “Approved, Accepted but Unfunded” pipeline, includes approximately $19.8 million in commercial and construction loans and $5.3 million in residential mortgage loans expected to fund over the following quarter.

The average balance of our total loans increased $53.9 million, or 5.6 percent, for the three months ended March 31, 2020, as compared to the same period in fiscal 2019, while the average yield on loans decreased twenty-seven basis points for the three months ended March 31, 2020 compared with the same period in fiscal 2019. The increase in average total loan volume was partially due to the volume of new loan originations. During the second quarter of fiscal 2020 compared to the same period fiscal 2019, the volume-related factors during the period contributed to an increase of interest income on loans of $601,000, while the rate-related factors decreased interest income on loans by $675,000.

Total average loan volume increased $74.4 million, or 8.0 percent, for the six months ended March 31, 2020, while the portfolio yield decreased by eighteen basis points compared to the same period in fiscal 2019. The volume-related factors during the period contributed increased revenue of $1.7 million, while the average rate- related changes decreased revenue by $940,000. The increase in average total loan volume was due to the volume of new loan originations.

Allowance for Loan Losses and Related Provision

The purpose of the ALLL is to absorb the impact of losses inherent in the loan portfolio. Additions to the ALLL are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The ALLL is maintained at an amount considered adequate by management to provide for probable loan losses inherent in the loan portfolio based upon a periodic evaluation of the portfolio’s risk characteristics. In establishing an appropriate ALLL, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the economic volatility impacting national, regional and local markets, the Company’s analysis of its ALLL takes into consideration the potential impact that current trends may have on the Company’s borrower base.

Although management uses the best information available, the level of the ALLL remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to increase the ALLL based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the State of Pennsylvania. Future adjustments to the ALLL may be necessary due to economic factors impacting New Jersey and Pennsylvania real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At March 31, 2020 the ALLL amounted to approximately $10.6 million, or 1.04 percent of total loans. At September 30, 2019, the ALLL amounted to approximately $10.1 million, or 0.99 percent of total loans. The Company recorded a provision of $625,000 for loan losses during the quarter ended March 31, 2020 compared to $870,000 million for the quarter ended March 31, 2019. For the six months ended March 31, 2020 we recorded $2.8 million in provision for loan losses compared to $2.3 million for the six months ended March 31, 2019. The increase in the ALLL as a percent of gross loans was principally driven by COVID-19 and the economic impact it could have on the Company’s loan portfolio.

As previously disclosed in the Company’s 10-Q/A filed on April 16, 2020, subsequent to the Company’s submission on February 10, 2020 of the original Form 10-Q for the quarter ended December 31, 2019, additional information was received concerning a certain $9.1 million collateral dependent commercial loan relationship (the “Loan”), which was classified as an accruing TDR as of December 31, 2019.  In determining the ALLL and impairment on the Loan as of December 31, 2019, the Company followed guidance under ASC 310-10-35. When measuring impairment on an individual basis under ASC 310-10-35, the Company considered the fair value of the Loan’s collateral, given that, based on available information, the Loan was collateral dependent. The Company internally estimated the fair value of the collateral and recorded a specific reserve of $1.6 million during the three months ended December 31, 2019 pending the receipt of a third-party appraisal. The third-party appraisal was received in March 2020 and indicated that the collateral’s fair value is approximately $700,000 less than the Company’s previous estimate. No other factors were identified that led the Company to believe the collateral value as of December 31, 2019 had changed. Based upon this additional information, the Company determined that a partial charge-off of the Loan to reflect the collateral’s true fair value was appropriate as of December 31, 2019.  Accordingly, the Company charged-off $2.3 million of the Loan, placed the Loan on non-accrual status, recorded an additional $2.2 million provision for loan losses for the three months ended December 31, 2019 and reversed approximately $24,000 of interest income (related to the December 31, 2019 principal and interest payment), crediting it to principal.

The net charge-offs were $31,000 and $2.3 million for the three and six months ended March 31, 2020, respectively, compared to $101,000 and $1.3 million in net charge-offs for the three and six months ended March 31, 2019, respectively.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

The level of the ALLL for the respective periods of fiscal 2020 and fiscal 2019 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2020 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Six Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Average loans outstanding	$1,008,737	$934,305
Total gross loans at end of period	$1,012,631	$1,006,652
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$10,095	$9,021

Charge-offs:
Residential Mortgage	-	17
Commercial:
Commercial real estate	2,288	1,376
Consumer:
Home equity lines of credit	62	-
Second mortgages	3	1
Other	-	37
Total charge-offs	2,353	1,431
Recoveries:

Residential Mortgage	23	79
Commercial:
Commercial real estate	2	4
Commercial and industrial	1	3

Consumer:
Home equity lines of credit	-	1
Second mortgages	12	14
Other	1	2
Total recoveries	39	103
Net charge-offs	2,314	1,328
Provision for loan losses	2,775	2,323
Balance at end of period	$10,556	$10,016
Ratios:
Ratio of allowance for loan losses to non-performing loans	119.64%	411.84%
Ratio of net charge-offs to average loans outstanding (1)	0.46%	0.28%
Ratio of net charge-offs to total allowance for loan losses	21.92%	13.26%
(1)	Annualized

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate ALLL at all times.

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of 90 days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection. For additional information regarding loans, see Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans that are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and OREO. TDR loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as long as they are performing in accordance with their restructured terms, are not included within the Company’s non-performing loans. For additional information regarding loans, see Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	March 31, 2020	September 30, 2019
	(In thousands)
Non-accruing loans:
Non-accrual loans	$8,655	$1,821
Accruing loans delinquent more than 90 days past due	168	502
Total non-performing loans	8,823	2,323
OREO	5,796	5,796
Total non-performing assets	$14,619	$8,119
TDR loans - performing	$3,243	$12,170

Non-accrual loans were $8.7 million at March 31, 2020, $1.8 million at September 30, 2019, and $2.4 million at March 31, 2019.  OREO was $5.8 million at March 31, 2020, September 30, 2019, and March 31, 2019.  Total performing TDR loans were $3.2 million at March 31, 2020, $12.2 million at September 30, 2019 and, $12.1 million at March 31, 2019. See discussion in Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information.

At March 31, 2020, non-performing assets totaled $14.6 million, or 1.18 percent of total assets, as compared with $8.1 million, or 0.64 percent, at September 30, 2019 and $8.2 million, or 0.68 percent, at March 31, 2019.

Overall credit quality in the Bank’s loan portfolio at March 31, 2020 remained relatively strong. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At March 31, 2020, special mention loans were $34.7 million compared to $15.1 million at September 30, 2019. The increase in special mention loans was primarily due to two commercial loans in the amount of $13.4 million and one multi-family loan in the amount of $9.6 million, previously classified as management attention and moved to special mention during the second fiscal quarter 2020, partially offset by payoffs of one commercial loan and one multi-family loan in the amount of $2.8 million and $400,000, respectively, during the second fiscal quarter 2020. Substandard loans were $23.0 million and $14.8 million at March 31, 2020 and September 30, 2019, respectively. The increase in substandard loans is primarily due to one commercial real estate loan in the amount of $10.6 million, previously classified as management attention and moved to substandard during the second fiscal quarter partially offset by a $2.3 million partial charge-off of a loan that was classified as substandard. Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

At March 31, 2020, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

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

At March 31, 2020, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.49:1.00 at the cumulative one-year position.

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

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale. At March 31, 2020, the Company had $126.1 million in cash and cash equivalent compared to $153.5 million at September 30, 2019. In addition, our available for sale investment securities amounted to $21.8 million at March 31, 2020 and $18.4 million at September 30, 2019.

Deposits

Total deposits decreased $37.9 million, or 4.0 percent, from $953.8 million at September 30, 2019 to $915.9 million at March 31, 2020. Total interest-bearing deposits decreased $25.1 million from $898.1 million at September 30, 2019 to $873.0 million at March 31, 2020. Interest-bearing demand, savings and time deposits under $100,000 decreased $6.4 million to a total of $690.2 million at March 31, 2020 as compared to $696.6 million at September 30, 2019. Time deposits $100,000 and over decreased $18.7 million as compared to September 30, 2019. Time deposits $100,000 and over represented 20.0 percent of total deposits at March 31, 2020 compared to 21.1 percent at September 30, 2019. We had brokered deposits totaling $16.1 million at March 31, 2020 compared to $73.1 million at September 30, 2019.

The Company continues to focus on the maintenance, development, and expansion of its deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base that will allow the Company to efficiently compete for business in its market.

The following table depicts the Company’s deposits classified by interest rates, with percentages to total deposits, at March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$43,550	4.7%	$41,875	4.4%	$1,675
Money market accounts	280,173	30.6	276,644	29.0	3,529
Interest bearing demand	291,191	31.8	302,039	31.7	(10,848)
Non-interest bearing demand	42,874	4.7	55,684	5.8	(12,810)
	$657,788	71.8	$676,242	70.9	$(18,454)
Certificates of deposit	258,112	28.2	277,569	29.1	(19,457)
Total	$915,900	100.0%	$953,811	100.0%	$(37,911)

Borrowings

Borrowings from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of March 31, 2020 and September 30, 2019, the Company’s outstanding balance of FHLB advances totaled $133.0 million. Of the $133.0 million in advances, $28.0 million represent long-term, fixed-rate advances maturing in 2020. At March 31, 2020, there were five short-term FHLB advances totaling $105.0 million of fixed-rate borrowings with rollover of 90 days.

The Company did not purchase any securities sold under agreements to repurchase as a short-term funding source during the second fiscal quarter of 2020 or 2019.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the six months ended March 31, 2020, cash and cash equivalents decreased by $27.5 million from the balance at September 30, 2019. Net cash of $9.8 million was provided by operating activities primarily due to an increase in other liabilities of $7.4 million, and $2.8 million of provision for loan losses.  The increase in other liabilities was primarily due to increased swap loan hedge liability of $4.0 million and increased operating lease liabilities of $3.0 million. Net cash provided by investing activities amounted to approximately $1.6 million. The decrease in net cash from financing activities of $38.9 million was primarily from the decrease in deposits of $37.9 million and the acquisition of treasury stock of $1.8 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $143.2 million, or 11.6 percent of total assets, at March 31, 2020, compared to $142.5 million or 11.3 percent of total assets at September 30, 2019. Book value per common share was $18.67 at March 31, 2020, compared to $18.35 at September 30, 2019.

	March 31, 2020	September 30, 2019
	(In thousands, except for per share data)
Shareholders’ equity	143,150	142,508
Book value per common share	$18.67	$18.35

Capital

At March 31, 2020, the Bank’s common equity tier 1 ratio was 15.67 percent, tier 1 leverage ratio was 12.52 percent, tier 1 risk-based capital ratio was 15.67 percent and the total risk-based capital ratio was 16.73 percent.  At September 30, 2019, the Bank’s common equity tier 1 ratio was 15.38 percent, tier 1 leverage ratio was 12.23 percent, tier 1 risk-based capital ratio was 15.38 percent and the total risk-based capital ratio was 16.40 percent. At March 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements.

At March 31, 2020, the Company’s common equity tier 1 ratio was 14.40 percent, tier 1 leverage ratio was 11.51 percent, tier 1 risk-based capital ratio was 14.40 percent and the total risk-based capital ratio was 17.93 percent.  At September 30, 2019, the Company’s common equity tier 1 ratio was 14.30 percent, tier 1 leverage ratio was 11.38 percent, tier 1 risk-based capital ratio was 14.30 percent and the total risk-based capital ratio was 17.79 percent.  At March 31, 2020, the Company was in compliance with all applicable regulatory capital requirements.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

This Item has been omitted based on the Company’s status as a smaller reporting company.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A - Risk Factors

The section titled “Risk Factors” in Part I, Item 1A of our 2019 Annual Report includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Annual Report.

The recent global coronavirus (COVID-19) pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

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

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

The bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, which could have a material adverse impact on our business, financial condition and results of operations.

The Company is a participating lender in the PPP, a loan program administered through the SBA, which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on the stock price, business prospects, financial condition or results of operations of the Company. Any future development is highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Annual Report will be heightened.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

           On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020 to December 31, 2020. This repurchase authority may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. At March 31, 2020, the Company had 64,318 shares remaining in the repurchase plan.

			Maximum
			Number of Shares that
	Number of	Average Price	May yet be Purchased
	Shares	Paid Per	Under the Plan or
	Repurchased (1)	Share (2)	Program

January 1, 2020 to
January 31, 2020	-	$-	177,653
February 1, 2020 to
February 29, 2020	1,200	$19.58	176,453
March 1, 2020 to
March 31, 2020	112,135	$15.64	64,318
Total for the quarter ended March 31, 2020	113,335	$15.68

_____________

(1)

On February 28, 2020, the Company’s Board of Directors approved a stock repurchase plan, under which, the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock, as conditions warrant, through December 31, 2020.

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

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

MALVERN BANCORP, INC.

May 11, 2020	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

May 11, 2020	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer