Form 10-Q
period 2020-06-30
MALVERN BANCORP, INC.
filed 2020-08-10
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, par value $0.01:	7,609,953 shares
(Title of Class)	(Outstanding as of August 10, 2020)

PART I – FINANCIAL INFORMATION

The following (a) consolidated balance sheet as of September 30, 2019, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2020, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Annual Report”) should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020	September 30, 2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$30,653	$1,400
Interest bearing deposits in depository institutions	28,291	152,143
Cash and Cash Equivalents	58,944	153,543
Investment securities available for sale, at fair value (amortized cost of $32,704 and $18,522, respectively)	32,222	18,411
Investment securities held to maturity (fair value of $16,507 and $22,609, respectively)	15,921	22,485
Other investments	1,023	-
Restricted stock, at cost	9,766	11,129
Loans receivable, net of allowance for loan losses of $11,067 and $10,095, respectively	1,028,093	1,007,714
Other real estate owned	5,796	5,796
Accrued interest receivable	5,680	4,253
Operating lease right-of-use assets	2,799	-
Property and equipment, net	6,355	6,678
Deferred income taxes	3,103	2,840
Bank-owned life insurance	20,270	19,891
Other assets	13,873	12,482
Total Assets	$1,203,845	$1,265,222
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Deposits-non-interest-bearing	47,443	55,684
Deposits-interest-bearing	837,001	898,127
Total Deposits	884,444	953,811
FHLB advances	130,000	133,000
Subordinated debt	24,737	24,619
Advances from borrowers for taxes and insurance	3,630	1,761
Accrued interest payable	1,096	978
Operating lease liabilities	2,824	-
Other liabilities	13,583	8,545
Total Liabilities	1,060,314	1,122,714
Commitments and Contingencies	-	-
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at June 30, 2020 and 7,782,258 and 7,765,395 shares issued and outstanding, respectively, at September 30, 2019	76	78
Additional paid-in-capital	85,068	84,783
Retained earnings	63,891	59,744
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,083)	(1,192)
Accumulated other comprehensive loss	(1,558)	(569)
Treasury stock, at cost: 194,516 shares and 16,863 shares at June 30, 2020 and September 30, 2019, respectively	(2,863)	(336)
Total Shareholders’ Equity	143,531	142,508
Total Liabilities and Shareholders’ Equity	$1,203,845	$1,265,222

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$10,024	$11,415	$31,492	$32,171
Investment securities, taxable	253	259	699	760
Investment securities, tax-exempt	27	49	100	167
Dividends, restricted stock	124	159	494	450
Interest-bearing cash accounts	26	574	1,048	1,421
Total Interest and Dividend Income	10,454	12,456	33,833	34,969
Interest Expense
Deposits	2,876	3,926	10,236	10,265
Short-term borrowings	-	-	-	7
Long-term borrowings	564	686	2,136	1,891
Subordinated debt	383	383	1,149	1,149
Total Interest Expense	3,823	4,995	13,521	13,312
Net Interest Income	6,631	7,461	20,312	21,657
Provision for Loan Losses	435	56	3,210	2,379
Net Interest Income after Provision for Loan losses	6,196	7,405	17,102	19,278
Other Income
Service charges and other fees	195	252	1,058	1,430
Rental income	54	53	163	184
Net gains on sale and call of investments	1	27	181	27
Net gains on sale of loans	11	-	14	37
Earnings on bank-owned life insurance	128	122	380	363
Total Other Income	389	454	1,796	2,041
Other Expenses
Salaries and employee benefits	2,279	2,223	6,675	6,444
Occupancy expense	576	560	1,749	1,676
Federal deposit insurance premium	79	78	79	220
Advertising	33	30	87	90
Data processing	275	259	825	764
Professional fees	524	405	1,467	1,359
Other real estate owned expense, net	29	30	99	79
Pennsylvania shares tax	169	169	509	261
Other operating expenses	720	743	2,254	2,141
Total Other Expenses	4,684	4,497	13,744	13,034
Income before income tax expense	1,901	3,362	5,154	8,285
Income tax expense	447	706	1,007	1,652
Net Income	$1,454	$2,656	$4,147	$6,633
Earnings Per Common Share:
Basic	$0.19	$0.35	$0.54	$0.87
Diluted	$0.19	$0.35	$0.54	$0.87
Weighted Average Common Shares Outstanding:
Basic	7,538,375	7,669,851	7,622,820	7,630,650
Diluted	7,538,375	7,670,106	7,622,820	7,630,944

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net Income	$1,454	$2,656	$4,147	$6,633
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding (losses) gains on available-for-sale securities	(302)	177	(169)	298
Tax effect	62	(37)	34	(62)
Net of tax amount	(240)	140	(135)	236

Reclassification adjustment for net gains arising during the period (1)	(1)	(27)	(181)	(27)
Tax effect	-	6	38	6
Net of tax amount	(1)	(21)	(143)	(21)

Adjustment for loss recorded on replacement of derivative	23	-	23	-

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	1	1	3	4
Tax effect	-	-	-	(1)
Net of tax amount	1	1	3	3
Fair value adjustments on derivatives	(336)	(664)	(927)	(1,767)
Tax effect	66	139	190	370
Net of tax amount	(270)	(525)	(737)	(1,397)
Total other comprehensive loss	(487)	(405)	(989)	(1,179)
Total comprehensive income	$967	$2,251	$3,158	$5,454

(1)	Amounts are included in net gains on sale of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, April 1, 2019	78	84,559	54,389	(1,265)	(190)	(3)	137,568
Net Income	-	-	2,656	-	-	-	2,656
Other comprehensive loss	-	-	-	-	(405)	-	(405)
Treasury stock activity						(333)	(333)
Committed to be released ESOP shares (3,600 shares)	-	37	-	36	-	-	73
Stock based compensation	-	109	-	-	-	-	109
Balance, June 30, 2019	78	84,705	57,045	(1,229)	(595)	(336)	139,668

Balance, April 1, 2020	77	84,939	62,437	(1,120)	(1,071)	(2,112)	143,150
Net Income	-	-	1,454	-	-	-	1,454
Other comprehensive loss	-	-	-	-	(487)	-	(487)
Treasury stock activity	(1)	-	-	-	-	(751)	(752)
Committed to be released ESOP shares (3,600 shares)	-	5	-	37	-	-	42
Stock based compensation	-	124	-	-	-	-	124
Balance, June 30, 2020	$76	$85,068	$63,891	$(1,083)	$(1,558)	$(2,863)	$143,531

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2018	66	61,099	50,412	(1,338)	584	-	110,823
Net Income	-	-	6,633	-	-	-	6,633
Other comprehensive loss	-	-	-	-	(1,179)	-	(1,179)
Treasury stock activity	-	-	-	-	-	(336)	(336)
Stock issuance (net of issuance of proceeds of $25,000)	12	23,332	-	-	-	-	23,344
Committed to be released ESOP shares (10,800 shares)	-	102	-	109	-	-	211
Stock based compensation	-	172	-	-	-	-	172
Balance, June 30, 2019	78	84,705	57,045	(1,229)	(595)	(336)	139,668

Balance, October 1, 2019	78	84,783	59,744	(1,192)	(569)	(336)	142,508
Net Income	-	-	4,147	-	-	-	4,147
Other comprehensive loss	-	-	-	-	(989)	-	(989)
Treasury stock activity	(2)	-	-	-	-	(2,527)	(2,529)
Committed to be released ESOP shares (10,800 shares)	-	83	-	109	-	-	192
Stock based compensation	-	202	-	-	-	-	202
Balance, June 30, 2020	$76	$85,068	$63,891	$(1,083)	$(1,558)	$(2,863)	$143,531

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities
Net income	$4,147	$6,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	563	573
Provision for loan losses	3,210	2,379
Deferred income tax benefit	(263)	(471)
ESOP expense	192	211
Stock based compensation	202	172
Amortization of premiums and discounts on investments securities, net	163	210
Amortization (accretion) of loan origination fees and costs	531	(564)
Amortization of mortgage servicing rights	58	32
Net gain on sale and call of investments securities available-for-sale	(181)	(27)
Net loss on sale of fixed assets	4	-
Net gain on sale of secondary market loans	(14)	(37)
Proceeds from sale of secondary market loans	449	2,867
Originations of secondary market loans	(435)	(2,830)
Earnings on bank-owned life insurance	(380)	(363)
Increase in accrued interest receivable	(1,427)	(437)
Increase in accrued interest payable	118	659
Operating lease liability payments	(499)	-
Increase in other liabilities	7,862	4,729
Increase in other assets	(4,389)	(4,990)
Amortization of subordinate debt	118	118
Net Cash Provided by Operating Activities	10,029	8,864

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(28,188)	(12,000)
Sales	5,297	2,055
Maturities, calls and principal repayments	7,844	10,952
Investment securities held-to-maturity:
Maturities, calls and principal repayments	6,447	6,601
Net increase in loans	(24,120)	(115,800)
Net decrease (increase) in restricted stock	1,363	(1,867)
Purchase of property and equipment	(244)	(187)
Net Cash Used in Investing Activities	(31,601)	(110,246)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(69,367)	183,036
Proceeds for long-term borrowings	25,000	70,000
Repayment of long-term borrowings	(28,000)	(55,000)
Repayment of other borrowed money	-	(2,500)
Increase in advances from borrowers for taxes and insurance	1,869	2,040
Net proceeds from issuance of common stock	-	23,344
Acquisition of treasury stock	(2,529)	(336)
Net Cash (Used in) Provided by Financing Activities	(73,027)	220,584
Net (Decrease) Increase in Cash and Cash Equivalents	(94,599)	119,202
Cash and Cash Equivalents - Beginning	153,543	30,834
Cash and Cash Equivalents - Ending	$58,944	$150,036
Supplemental Cash Flows Information
Interest paid	$13,403	$12,653
Income taxes paid	$1,077	$1,255
Non-cash transfer to other real estate owned	$-	$5,796
Non-cash transfer of loans to loans held for sale	$-	$367
Impact of ASC 842 adoption:
Right-of-use asset	$3,279	$-
Operating lease liability	$(3,279)	$-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

Malvern Bancorp, Inc. (the “Company” or “Malvern Bancorp”), a Pennsylvania corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  Malvern Bancorp is the holding company for Malvern Bank, National Association (“Malvern Bank” or the “Bank”), a national bank that was originally organized in 1887 as a federally-chartered savings bank.  Malvern Bank now serves as one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity.

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at June 30, 2020 and September 30, 2019 and the results of operations for the three and nine months ended June 30, 2020 and 2019, and cash flows for the nine months ended June 30, 2020 and 2019. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2019 Annual Report filed with the Securities and Exchange Commission (“SEC”) on December 16, 2019. The consolidated statements of operations for the three and nine months ended June 30, 2020 and the consolidated statements of cash flows for the nine months ended June 30, 2020 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2020 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

   There have been no significant changes to the Critical Accounting Policies as described in the 2019 Annual Report. Those significant accounting policies remain unchanged at June 30, 2020, except as described below:

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

As a lessee, the Company enters into operating leases for certain bank branches, office space, and office equipment. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments, which include renewal options where management is reasonably certain they will be exercised. The net present value is determined using the incremental borrowing rate based on the Federal Home Loan Bank (“FHLB”) liquidity and funding rates at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability is amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Section 4013 of the CARES Act, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”).  Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

•

Paycheck Protection Program – The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administrated directly by the Small Business Administration (“SBA”).

•

Mortgage Forbearance – Under the CARES Act, through the earlier of December 31, 2020, mortgage customers experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

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

•

Nonaccrual Status and Charge-offs – During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified. Loan modifications were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions working with customers affected by COVID-19 and therefore were not classified as TDRs

Recently Adopted Accounting Pronouncements

Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. This ASU requires lessees to recognize a right-of-use (“ROU”) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors remains largely unchanged from current GAAP. This ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-

effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has applied the new transition method upon adoption. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which aligned the new lease guidance with the existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard. The Company adopted the guidance in these ASUs on October 1, 2019 and will not restate comparative periods. As a result, the Company recorded ROU assets and related lease liabilities of $3.3 million at October 1, 2019. At June 30, 2020 the Company had ROU assets and related lease liabilities of $2.8 million.

Recent Accounting Pronouncements Yet to Be Adopted

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Company, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Corporation anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict whether a new rate index replacement, which we anticipate will be the Secured Overnight Financing Rate (“SOFR”). The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) making this ASU effective for interim and annual periods beginning after December 15, 2022. As such the Company would be required to implement the ASU on October 1, 2023. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides guidance on stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13.  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impacts on the consolidated earnings, financial position and cash flows of the Company upon adoption of this ASU are currently unknown.

Note 3 – Significant Events

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Company activated its Pandemic Plan to protect the health of employees and clients, which includes temporarily limiting lobby hours and transitioning some of the Company’s workforce to remote work. To date, the Company has not incurred any significant disruptions to its business activities.

The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves. Based on management’s current assessment of the increased inherit risk in the loan portfolio, fiscal third quarter 2020 results included an additional $435,000 in provision for loan losses, pre-tax. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

To work with clients impacted by COVID-19, the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumers and business customers across several lending products, as well as suspension of home foreclosures.  The initial payment deferrals and forbearances were expected to cover a period of three months. The Company subsequently approved a second forbearance period for a maximum of 90 additional days.  These offers are not classified as TDRs, will not be reported as past due during the deferral period, and do not result in loans being placed on nonaccrual status. As of June 30, 2020, the Company entered into 137 loan modification agreements with respect to $313.5 million, representing 30.2 percent of loans outstanding, compared to 127 loan modification agreements with respect to $312.6 million, representing 30.4 percent of loans outstanding, as of April 30, 2020. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payment at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

As of August 1, 2020, $269.1 million, or 85.8 percent of COVID-19 modified loans reached their initial 90 day forbearance expiration. Of this amount, $140.6 million, or 52.2 percent, have returned to original contractual monthly payments and $128.5 million, or 47.8 percent, have requested or been approved for a second forbearance period for a maximum of 90 additional days.  Of the $128.5 million, $22.7 million, or 17.6 percent, started paying interest only payments during the second forbearance period.

         As disclosed above, on March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.0 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349.0 billion fund for the creation of the PPP through the SBA and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven, conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. In response to the economic hardships associated with the COVID-19 pandemic, as of June 30, 2020, the Company has obtained approval from the SBA for 208 loans totaling $17.7 million for existing and new customers with an average loan size of approximately $85,000, assisting local small businesses to retain an estimated 1,769 employees.  These loans are expected to generate fee income of approximately $763,000 over future quarters. All PPP loans are classified as commercial and industrial loans held for investment.  No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee. The Company is continually monitoring the PPP and making the necessary adjustments to its own operations.  Management expects to fund these short-term loans through a combination of short-term FHLB advances, and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).

Note 4 – Non-Interest Income

On October 1, 2018, the Company adopted the amendments of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. A significant amount of the Company’s revenues is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Some sources of revenue included within non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Rental income	$54	$53	$163	$184
Net gains on sale and call of investments	1	27	181	27
Net gains on sale of loans	11	-	14	37
Earnings on bank-owned life insurance	128	122	380	363
Non-interest income within the scope of other GAAP topics	$194	$202	$738	$611
ATM fees	$2	$2	$5	$4
Credit card fee income	5	6	16	17
DDA fee income	9	33	65	102
DDA service fees	16	19	54	55
Debit card fees	53	69	180	186
Other loan fee income	53	61	559	890
Other fee income	55	52	173	163
Other non-interest income	2	10	6	13
Non-interest income from contracts with customers	$195	$252	$1,058	$1,430
Total Non-interest Income	$389	$454	$1,796	$2,041

  The decrease in other loan fee income during the nine months ended June 30, 2020 is primarily due to the recognition of approximately $337,000 less of net swap fees through the Bank’s commercial loan hedging program.

Note 5 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three and nine months ended June 30, 2020, the Company issued 5,700 and 23,821 restricted shares, respectively, which are considered CSEs. There were no stock options granted during the three months ended June 30, 2020.  During the nine months ended June 30, 2020, stock options covering a total of 7,000 shares of common stock were granted. During the three and nine months ended June 30, 2019, the Company granted 3,391 and 12,674 restricted shares, respectively, which are considered CSEs. There were no stock options granted during the three months ended June 30, 2019. During the nine months ended June 30, 2019, stock options covering a total of 7,000 shares of common stock were granted.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except share data)
Net Income	$1,454	$2,656	$4,147	$6,633
Weighted average shares outstanding	7,629,722	7,775,598	7,717,778	7,740,010
Average unearned ESOP shares	(91,347)	(105,747)	(94,958)	(109,360)
Basic weighted average shares outstanding	7,538,375	7,669,851	7,622,820	7,630,650
Plus: effect of potential dilutive common stock equivalents - stock options	-	255	-	294
Diluted weighted average common shares outstanding	7,538,375	7,670,106	7,622,820	7,630,944
Earnings per common share:
Basic	$0.19	$0.35	$0.54	$0.87
Diluted	$0.19	$0.35	$0.54	$0.87

Note 6 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes a compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan, which bears an interest rate of 5%, is being repaid quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During each of the three and nine months ended June 30, 2020 and 2019, there were 3,600 shares and 10,800 shares, respectively, committed to be released.  At June 30, 2020, there were 89,565 unallocated shares and 169,653 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $1.1 million at June 30, 2020.

Note 7 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at June 30, 2020 and at September 30, 2019. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.   Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.

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

The following tables present information related to the Company’s investment securities at June 30, 2020 and September 30, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,039	$17	$-	$5,056
State and municipal obligations	3,703	7	-	3,710
Single issuer trust preferred security	1,000	-	(163)	837
Corporate debt securities	22,462	46	(389)	22,119
Mutual funds	500	-	-	500
Total	$32,704	$70	$(552)	$32,222
Investment Securities Held-to-Maturity:
State and municipal obligations	$1,802	$120	$-	$1,922
Corporate debt securities	3,526	224	-	3,750
Mortgage-backed securities:
Collateralized mortgage obligations (“CMO”), fixed-rate	10,593	242	-	10,835
Total	$15,921	$586	$-	$16,507
Equity Securities:
Mutual fund	$1,000	$23	$-	$1,023
Total	$1,000	$23	$-	$1,023
Total investment securities	$49,625	$679	$(552)	$49,752

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,000	$-	$-	$3,000
State and municipal obligations	4,715	17	-	4,732
Single issuer trust preferred security	1,000	-	(77)	923
Corporate debt securities	9,557	181	(232)	9,506
Mutual fund	250	-	-	250
Total	$18,522	$198	$(309)	$18,411
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,000	$-	$-	$1,000
State and municipal obligations	4,515	75	-	4,590
Corporate debt securities	3,608	182	-	3,790
Mortgage-backed securities:
CMO, fixed-rate	13,362	3	(136)	13,229
Total	$22,485	$260	$(136)	$22,609
Total investment securities	$41,007	$458	$(445)	$41,020

  For the nine months ended June 30, 2020, proceeds of available-for-sale investment securities sold amounted to approximately $5.3 million. There were gains of approximately $180,000 associated with these sales and $1,000 associated with a call of a security. For the three and nine months ended June 30, 2019, proceeds of available-for-sale investment securities sold amounted to approximately $2.1 million. There was a gain of approximately $27,000 with this sale.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2020 and September 30, 2019:

	June 30, 2020
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$837	$(163)	$837	$(163)
Corporate debt securities	7,735	(227)	3,337	(162)	11,072	(389)
Total	$7,735	$(227)	$4,174	$(325)	$11,909	$(552)
Total investment securities	$7,735	$(227)	$4,174	$(325)	$11,909	$(552)

	September 30, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$923	$(77)	$923	$(77)
Corporate debt securities	-	-	3,268	(232)	3,268	(232)
Total	$-	$-	$4,191	$(309)	$4,191	$(309)
Investment Securities Held-to-Maturity:
Mortgage-backed securities:
CMO, fixed-rate	$1,315	$(4)	$10,894	$(132)	$12,209	$(136)
Total	$1,315	$(4)	$10,894	$(132)	$12,209	$(136)
Total investment securities	$1,315	$(4)	$15,085	$(441)	$16,400	$(445)

As of June 30, 2020, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2020, the Company held  eight corporate debt securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is unlikely that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2020 represents an other-than-temporary impairment.

Investment securities having a carrying value of approximately $5.3 million and $6.4 million at June 30, 2020 and September 30, 2019, respectively, were pledged to secure deposits. No investment securities were pledged to secure hedges at June 30, 2020. Investment securities having a carrying value of  $4.0 million at September 30, 2019 were pledged to secure hedges. No investment securities were pledged to secure short-term borrowings at June 30, 2020 and September 30, 2019.

The following table presents information for investment securities at June 30, 2020, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2020
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$1,028	$1,031
Over 1 year through five years	6,675	6,517
After 5 years through ten years	17,462	17,223
Over 10 years	7,539	7,451
Total	$32,704	$32,222
Held-to-Maturity:
Over 1 year through five years	$3,526	$3,750
After 5 years through ten years	1,802	1,922
Mortgage-backed securities:
CMO, fixed-rate	10,593	10,835
Total	$15,921	$16,507
Equity:
Over 10 years	$1,000	$1,023
Total	$1,000	$1,023
Total investment securities	$49,625	$49,752

Note 8 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	June 30, 2020	September 30, 2019
	(In thousands)
Residential mortgage	$246,215	$220,011
Construction and Development:
Residential and commercial	56,999	40,346
Land	3,535	3,420
Total Construction and Development	60,534	43,766
Commercial:
Commercial real estate	501,955	543,452
Farmland	7,531	7,563
Multi-family	66,416	62,884
Commercial and industrial	115,899	99,747
Other	8,397	4,450
Total Commercial	700,198	718,096
Consumer:
Home equity lines of credit	18,097	19,506
Second mortgages	11,704	13,737
Other	2,074	2,030
Total Consumer	31,875	35,273
Total loans	1,038,822	1,017,146
Deferred loan fees and costs, net	338	663
Allowance for loan losses	(11,067)	(10,095)
Total loans receivable, net	$1,028,093	$1,007,714

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of June 30, 2020 and September 30, 2019.  Activity in the ALLL is presented for the three and nine months ended June 30, 2020 and 2019 and the fiscal year ended September 30, 2019:

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended June 30, 2020
Beginning balance	$1,492	$354	$24	$7,282	$42	$444	$516	$35	$127	$212	$21	$7	$10,556
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	1	-	-	2	-	-	1	-	1	71	-	-	76
Provisions	203	51	2	(67)	5	203	75	8	9	(60)	1	5	435
Ending balance	$1,696	$405	$26	$7,217	$47	$647	$592	$43	$137	$223	$22	$12	$11,067

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended June 30, 2019
Beginning balance	$1,130	$601	$33	$5,767	$62	$419	$452	$33	$101	$359	$24	$1,035	$10,016
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	18	-	-	1	-	-	8	7	-	34
Provisions	66	17	(9)	(238)	(34)	(7)	90	(11)	5	(22)	(7)	206	56
Ending balance	$1,196	$618	$24	$5,547	$28	$412	$543	$22	$106	$345	$24	$1,241	$10,106

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial(1)	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Nine Months Ended June 30, 2020
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(2,288)	-	-	-	-	(62)	(3)	-	-	(2,353)
Recoveries	24	-	-	4	-	-	2	-	1	83	1	-	115
Provisions	308	(118)	6	3,598	(2)	278	(25)	22	76	(124)	(2)	(807)	3,210
Ending balance	$1,696	$405	$26	$7,217	$47	$647	$592	$43	$137	$223	$22	$12	$11,067
Ending balance: individually evaluated for impairment	$2	$-	$-	$109	$-	$-	$-	$-	$-	$99	$1	$-	$211
Ending balance: collectively evaluated for impairment	$1,694	$405	$26	$7,108	$47	$647	$592	$43	$137	$124	$21	$12	$10,856
Loans receivable:
Ending balance	$246,215	$56,999	$3,535	$501,955	$7,531	$66,416	$115,899	$8,397	$18,097	$11,704	$2,074		$1,038,822
Ending balance: individually evaluated for impairment	$3,435	$-	$-	$18,187	$-	$-	$-	$-	$28	$861	$1		$22,512
Ending balance: collectively evaluated for impairment	$242,780	$56,999	$3,535	$483,768	$7,531	$66,416	$115,899	$8,397	$18,069	$10,843	$2,073		$1,016,310

(1)

Commercial and industrial contains $17.7 million of PPP loans which were not collectively evaluated for potential impairment. No allowance for loan loss was allocated to the PPP loan portfolio due to the Bank complying with the lender obligations that ensure SBA guarantee.

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Nine Months Ended June 30, 2019
Beginning balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,376)	-	-	-	-	-	(1)	(37)	-	(1,431)
Recoveries	79	-	-	22	-	-	4	-	1	22	9	-	137
Provisions	72	225	(25)	1,870	(38)	180	96	(2)	23	(2)	1	(21)	2,379
Ending balance	$1,196	$618	$24	$5,547	$28	$412	$543	$22	$106	$345	$24	$1,241	$10,106
Ending balance: individually evaluated for impairment	$3	$-	$-	$76	$-	$-	$-	$-	$-	$169	$1	$-	$249
Ending balance: collectively evaluated for impairment	$1,193	$618	$24	$5,471	$28	$412	$543	$22	$106	$176	$23	$1,241	$9,857
Loans receivable:
Ending balance	$216,114	$47,485	$3,809	$543,045	$5,388	$64,050	$97,877	$5,356	$19,348	$15,018	$2,081		$1,019,571
Ending balance: individually evaluated for impairment	$3,571	$-	$-	$9,748	$-	$-	$-	$-	$31	$663	$1		$14,014
Ending balance: collectively evaluated for impairment	$212,543	$47,485	$3,809	$533,297	$5,388	$64,050	$97,877	$5,356	$19,317	$14,355	$2,080		$1,005,557

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2019
Beginning balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	-	-	(1,418)	-	-	-	-	-	(45)	(37)	-	(1,517)
Recoveries	79	-	-	23	-	-	4	-	1	94	11	-	212
Provisions	240	130	(29)	2,267	(17)	137	168	(3)	39	(108)	(2)	(443)	2,379
Ending balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Ending balance: individually evaluated for impairment	$-	$-	$-	$57	$-	$-	$-	$-	$-	$100	$-	$-	$157
Ending balance: collectively evaluated for impairment	$1,364	$523	$20	$5,846	$49	$369	$615	$21	$122	$167	$23	$819	$9,938
Loans receivable:
Ending balance	$220,011	$40,346	$3,420	$543,452	$7,563	$62,884	$99,747	$4,450	$19,506	$13,737	$2,030		$1,017,146
Ending balance: individually evaluated for impairment	$3,526	$-	$-	$9,707	$-	$-	$-	$-	$30	$728	$-		$13,991
Ending balance: collectively evaluated for impairment	$216,485	$40,346	$3,420	$533,745	$7,563	$62,884	$99,747	$4,450	$19,476	$13,009	$2,030		$1,003,155

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

The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. Although several of the Company’s asset quality metrics have not significantly been adversely affected during the third fiscal quarter of 2020, management determined it is prudent to increase its loan loss reserves through the adjustment in its qualitative factors, such as changes in current business and economic conditions, nature and volume, concentration of credit and the value of the underlying collateral. All of these factors are likely to be affected by the COVID-19 pandemic.

            As previously disclosed for the quarter ended December 31, 2019, additional information was received concerning a certain $9.1 million collateral dependent commercial loan relationship (the “Loan”), which was classified as an accruing TDR as of December 31, 2019.  In determining the ALLL and impairment on the Loan as of December 31, 2019, the Company followed guidance under ASC 310-10-35. When measuring impairment on an individual basis under ASC 310-10-35, the Company considered the fair value of the Loan’s collateral, given that, based on available information, the Loan was collateral dependent.  Accordingly, the Company charged-off $2.3 million of the Loan, placed the Loan on non-accrual status, recorded an additional $2.2 million provision for loan losses for the three months ended December 31, 2019 and reversed approximately $24,000 of interest income (related to the December 31, 2019 principal and interest payment), crediting it to principal.

In addition, one commercial real estate loan in the amount of $10.6 million previously classified as non-impaired was moved to substandard impaired and remained accruing during the second fiscal quarter 2020.  Management restructured this loan and reclassified it as performing TDR during the third fiscal quarter 2020.

.

The increase in impaired loans with no specific allowance is primarily due to two commercial real estate loans noted above. The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of June 30, 2020 and September 30, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
June 30, 2020
Residential mortgage	$195	$2	$3,240	$3,435	$3,626
Commercial:
Commercial real estate	292	109	17,895	18,187	18,187
Consumer:
Home equity lines of credit	-	-	28	28	31
Second mortgages	170	99	691	861	926
Other	1	1	-	1	1
Total impaired loans	$658	$211	$21,854	$22,512	$22,771
September 30, 2019
Residential mortgage	$-	$-	$3,526	$3,526	$3,713
Commercial:
Commercial real estate	9,176	57	531	9,707	9,707
Consumer:
Home equity lines of credit	-	-	30	30	32
Second mortgages	123	100	605	728	790
Total impaired loans	$9,299	$157	$4,692	$13,991	$14,242

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Nine Months Ended June 30, 2020
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,448	$24	$3,487	$71
Commercial:
Commercial real estate	18,190	109	12,822	129
Consumer:
Home equity lines of credit	28	-	29	-
Second mortgages	844	2	856	14
Total	$22,510	$135	$17,194	$214

	Three Months Ended June 30, 2019		Nine Months Ended June 30, 2019
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,577	$21	$5,372	$69
Construction and Development:
Land	44	-	93	2
Commercial:
Commercial real estate	10,007	76	17,650	227
Consumer:
Home equity lines of credit	32	-	55	-
Second mortgages	667	2	977	7
Other	1	-	14	-
Total	$14,328	$99	$24,161	$305

The following table presents the classes of the loan portfolio categorized as pass, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2020 and September 30, 2019:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2020:
Residential mortgage	$242,683	$-	$3,532	$-	$246,215
Construction and Development:
Residential and commercial	56,999	-	-	-	56,999
Land	3,535	-	-	-	3,535
Commercial:
Commercial real estate	458,760	24,497	18,698	-	501,955
Farmland	7,531	-	-	-	7,531
Multi-family	56,885	9,531	-	-	66,416
Commercial and industrial	115,775	-	124	-	115,899
Other	8,397	-	-	-	8,397
Consumer:
Home equity lines of credit	17,982	-	115	-	18,097
Second mortgages	10,517	80	1,107	-	11,704
Other	2,073	-	1	-	2,074
Total	$981,137	$34,108	$23,577	$-	$1,038,822

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2019:
Residential mortgage	$216,376	$-	$3,635	$-	$220,011
Construction and Development:
Residential and commercial	40,346	-	-	-	40,346
Land	3,420	-	-	-	3,420
Commercial:
Commercial real estate	518,848	14,601	10,003	-	543,452
Farmland	7,563	-	-	-	7,563
Multi-family	62,483	401	-	-	62,884
Commercial and industrial	99,613	-	134	-	99,747
Other	4,450	-	-	-	4,450
Consumer:
Home equity lines of credit	19,385	-	121	-	19,506
Second mortgages	12,727	85	925	-	13,737
Other	2,030	-	-	-	2,030
Total	$987,241	$15,087	$14,818	$-	$1,017,146

The following table presents loans that are no longer accruing interest as of June 30, 2020 and September 30, 2019, by portfolio class:

	June 30, 2020	September 30, 2019
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,877	$1,532
Commercial:
Commercial real estate	6,743	-
Consumer:
Home equity lines of credit	28	30
Second mortgages	223	259
Total non-accrual loans	$8,871	$1,821

As noted above, the Company charged-off $2.3 million of a $9.1 million commercial real estate loan, and placed the loan on non-accrual status. Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $49,000 and $63,000 for the three and nine months ended June 30, 2020, respectively, and approximately $18,000 and $31,000 for the three and nine months ended June 30, 2019, respectively.  At June 30, 2020 and September 30, 2019, there were approximately $265,000 and $502,000, respectively, of loans past due 90 days or more and still accruing interest.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio categorized by the aging categories described above as of June 30, 2020 and September 30, 2019:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
June 30, 2020:
Residential mortgage	$243,909	$73	$675	$1,558	2,306	$246,215	$195
Construction and Development:
Residential and commercial	56,999	-	-	-	-	56,999	-
Land	3,535	-	-	-	-	3,535	-
Commercial:
Commercial real estate	501,644	-	311	-	311	501,955	-
Farmland	7,531	-	-	-	-	7,531	-
Multi-family	66,416	-	-	-	-	66,416	-
Commercial and industrial	115,899	-	-	-	-	115,899	-
Other	8,397	-	-	-	-	8,397	-
Consumer:
Home equity lines of credit	18,022	-	47	28	75	18,097	-
Second mortgages	11,000	379	104	221	704	11,704	69
Other	2,072	-	1	1	2	2,074	1
Total	$1,035,424	$452	$1,138	$1,808	$3,398	$1,038,822	$265

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2019:
Residential mortgage	$219,062	$62	$381	$506	$949	$220,011	$207
Construction and Development:
Residential and commercial	40,346	-	-	-	-	40,346	-
Land	3,420	-	-	-	-	3,420	-
Commercial:
Commercial real estate	543,157	-	-	295	295	543,452	295
Farmland	7,563	-	-	-	-	7,563	-
Multi-family	62,884	-	-	-	-	62,884	-
Commercial and industrial	99,247	500	-	-	500	99,747	-
Other	4,450	-	-	-	-	4,450	-
Consumer:
Home equity lines of credit	19,506	-	-	-	-	19,506	-
Second mortgages	13,102	379	112	144	635	13,737	-
Other	2,030	-	-	-	-	2,030	-
Total	$1,014,767	$941	$493	$945	$2,379	$1,017,146	$502

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

The Company had twenty-six and twenty-four loans classified as TDRs at June 30, 2020 and September 30, 2019, respectively, with an aggregate outstanding balance of $21.8 million and $13.3 million, respectively. At June 30, 2020, these loans were also classified as impaired. Nineteen of the TDR loans continue to perform under the restructured terms through June 30, 2020 and we continued to accrue interest on such loans through such date.

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

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $175,000 and $111,000 of residential real estate properties in the process of foreclosure at June 30, 2020 and September 30, 2019, respectively. However, the Company has temporarily suspended collection and foreclosure efforts on past due loans in accordance with CARES Act guidance.  The following table presents total TDRs as of June 30, 2020 and September 30, 2019:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
June 30, 2020:
Residential mortgage	17	$3,475	6	$1,446
Commercial:
Commercial real estate	5	18,187	1	6,743
Consumer:
Second mortgages	4	167	-	-
Total	26	$21,829	$7	$8,189
September 30, 2019:
Residential mortgage	17	$3,372	4	$1,090
Commercial:
Commercial real estate	3	9,707	-	-
Consumer:
Second mortgages	4	181	-	-
Total	24	$13,260	4	$1,090

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms:

	June 30, 2020		September 30, 2019
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,029	$1,446	$2,282	$1,090
Commercial:
Commercial real estate	11,444	6,743	9,707	-
Consumer:
Second mortgages	167	-	181	-
Total	$13,640	$8,189	$12,170	$1,090

  The following table shows the new TDRs for the three and nine months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020			2019
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Commercial:
Commercial real estate	1	$10,635	$10,635	-	$-	$-
Total troubled debt restructurings	1	$10,635	$10,635	-	$-	$-

	For the Nine Months Ended June 30,
	2020			2019
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$207	$207	4	$732	$704
Commercial:
Commercial real estate	2	$10,930	$10,926	-	$-	$-
Consumer:
Second mortgages	-	$-	$-	1	$80	$76
Total troubled debt restructurings	3	$11,137	$11,133	5	$812	$780

Note 9 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent, of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020 to December 31, 2020. Repurchase authority may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time.  During the three and nine months ended June 30, 2020 the Company purchased 64,318 shares and 177,653 shares, respectively, of its common stock in the open market under the repurchase plan at an average cost of $11.69 per share and $14.23 per share, respectively. As of June 30, 2020, no shares remain available for issuance under the repurchase plan.

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

As of June 30, 2020, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2020 and September 30, 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$145,089	11.86%	$48,949	4.00%	$61,186	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	145,089	14.28%	45,724	4.50%	66,045	6.50%
Tier 1 Capital (to risk weighted assets)	145,089	14.28%	60,965	6.00%	81,287	8.00%
Total Risk Based Capital (to risk weighted assets)	180,974	17.81%	81,287	8.00%	101,608	10.00%
As of September 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$142,508	11.38%	$50,091	4.00%	$62,614	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	142,508	14.30%	44,838	4.50%	64,766	6.50%
Tier 1 Capital (to risk weighted assets)	142,508	14.30%	59,784	6.00%	79,713	8.00%
Total Risk Based Capital (to risk weighted assets)	177,923	17.79%	79,713	8.00%	99,641	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2020 and September 30, 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$158,625	12.98%	$48,898	4.00%	$61,123	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	158,625	15.63%	45,659	4.50%	65,951	6.50%
Tier 1 Capital (to risk weighted assets)	158,625	15.63%	60,878	6.00%	81,171	8.00%
Total Risk Based Capital (to risk weighted assets)	169,773	16.73%	81,171	8.00%	101,464	10.00%
As of September 30, 2019
Tier 1 Leverage (Core) Capital (to adjusted assets)	$153,086	12.23%	$50,055	4.00%	$62,569	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	153,086	15.38%	44,788	4.50%	64,694	6.50%
Tier 1 Capital (to risk weighted assets)	153,086	15.38%	59,717	6.00%	79,623	8.00%
Total Risk Based Capital (to risk weighted assets)	163,253	16.40%	79,623	8.00%	99,529	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At June 30, 2020, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $977,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of June 30, 2020 and September 30, 2019:

`	June 30, 2020
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$-	$-	Other assets	$90,000	$1,536	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$45,264	$9,289	Other assets	$45,264	$9,294	Other liabilities

	September 30, 2019
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$126	Other assets	$30,000	$736	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$29,916	$5,019	Other assets	$29,916	$5,018	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of June 30, 2020 and September 30, 2019:

Offsetting of Derivative Assets	(In thousands)
as of June 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$9,289	$-	$9,289	$-	$-	$9,289

Offsetting of Derivative Liabilities	(In thousands)
as of June 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$10,830	$-	$10,830	$1,670	$12,597	$(3,437)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$5,145	$-	$5,145	$173	$-	$4,972

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$5,754	$-	$5,754	$767	$2,754	$2,233

The tables below present the net gains (losses) recorded in accumulated other comprehensive loss and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(433)	$(122)
Total derivatives	(433)	(122)

	Nine Months Ended June 30, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(1,086)	$(183)
Total derivatives	(1,086)	(183)

	Three Months Ended June 30, 2019
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(578)	$86
Total derivatives	(578)	86

	Nine Months Ended June 30, 2019
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(1,514)	$253
Total derivatives	(1,514)	253

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020
	Consolidated Statements of Operations	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$-
Total		$-

Nine Months Ended June 30, 2020
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (6)
Total		$ (6)

Three Months Ended June 30, 2019
	Consolidated Statements of Operations	Amount of Gain (Loss) Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ -
Total		$ -

Nine Months Ended June 30, 2019
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$ (2)
Total		$ (2)

The Company has agreements with each of its derivative counterparties that contain a provision providing that if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At June 30, 2020 and September 30, 2019, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at June 30, 2020 and September 30, 2019. At June 30, 2020 and September 30, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0 and $6.4 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at June 30, 2020 or September 30, 2019.

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,056	$-	$5,056	$-
State and municipal obligations	3,710	-	3,710	-
Single issuer trust preferred security	837	-	837	-
Corporate debt securities	22,119	-	22,119	-
Mutual funds	500	-	-	500
Total investment securities available for sale	$32,222	$-	$31,722	$500
Equity securities:
Mutual fund	$1,023	$1,023	$-	$-
Total equity investment securities	$1,023	$1,023	$-	$-

Derivative instruments	$9,289	$-	$9,289	$-

Liabilities:
Derivative instruments	$10,830	$-	$10,830	$-

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,000	$-	$3,000	$-
State and municipal obligations	4,732	-	4,732	-
Single issuer trust preferred security	923	-	923	-
Corporate debt securities	9,506	-	9,506	-
Mutual fund	250	-	-	250
Total investment securities available for sale	$18,411	$-	$18,161	$250

Derivative instruments	$5,145	$-	$5,145	$-

Liabilities:
Derivative instruments	$5,754	$-	$5,754	$-

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended June 30, 2020 and June 30, 2019:

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2019	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	250
Transfers in and/or out of Level 3	-
Balance, June 30, 2020	$500

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2018	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, June 30, 2019	$250

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2020 and September 30, 2019:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	447	-	-	447
Total	$6,243	$-	$-	$6,243

	June 30, 2020
	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	447	Appraisal of Collateral(2)	Collateral discount(3)	5.0%-12.0%/(5.3%)
Total	$6,243

(1)	Consisted of seven loans with an aggregate balance of $658,000 and with $211,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	9,142	-	-	9,142
Total	$14,938	$-	$-	$14,938

	September 30, 2019
	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,142	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$14,938

(1)	Consisted of four loans with an aggregate balance of $9.3 million and with $157,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At June 30, 2020 and September 30, 2019, the Company did not have any additions to our mortgage servicing assets.  At June 30, 2020 the Company sold loans with servicing retained. At September 30, 2019, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and September 30, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2020 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value), and equity securities (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2020 and September 30, 2019 are presented below:

	June 30, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$58,944	$58,944	$58,944	$-	$-
Investment securities available-for-sale	32,222	32,222	-	31,722	500
Investment securities held-to-maturity	15,921	16,507	-	16,507	-
Equity investment securities	1,023	1,023	1,023	-	-
Loans receivable, net (including impaired loans)	1,028,093	1,039,305	-	-	1,039,305
Accrued interest receivable	5,680	5,680	-	5,680	-
Restricted stock	9,766	9,766	-	9,766	-
Mortgage servicing rights (included in Other Assets)	120	120	-	120	-
Derivatives (included in Other Assets)	9,289	9,289	-	9,289	-
Financial liabilities:
Savings accounts	43,702	43,702	-	43,702	-
Checking and NOW accounts	324,681	324,681	-	324,681	-
Money market accounts	281,419	281,419	-	281,419	-
Certificates of deposit	234,642	238,553	-	238,553	-
Borrowings (excluding sub debt)	130,000	130,997	-	130,997	-
Subordinated debt	24,737	25,347	-	25,347	-
Derivatives (included in Other Liabilities)	10,830	10,830	-	10,830	-
Accrued interest payable	1,096	1,096	-	1,096	-

	September 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$153,543	$153,543	$153,543	$-	$-
Investment securities available-for-sale	18,411	18,411	-	18,161	250
Investment securities held-to-maturity	22,485	22,609	-	22,609	-
Loans receivable, net (including impaired loans)	1,007,714	1,010,442	-	-	1,010,442
Accrued interest receivable	4,253	4,253	-	4,253	-
Restricted stock	11,129	11,129	-	11,129	-
Mortgage servicing rights (included in Other Assets)	178	178	-	178	-
Derivatives (included in Other Assets)	5,145	5,145	-	5,145	-
Financial liabilities:
Savings accounts	41,875	41,875	-	41,875	-
Checking and NOW accounts	357,723	357,723	-	357,723	-
Money market accounts	276,644	276,644	-	276,644	-
Certificates of deposit	277,569	280,024	-	280,024	-
Borrowings (excluding sub debt)	133,000	133,545	-	133,545	-
Subordinated debt	24,619	24,471	-	24,471	-
Derivatives (included in Other Liabilities)	5,754	5,754	-	5,754	-
Accrued interest payable	978	978	-	978	-

Note 12 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2020	September 30, 2019
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(459)	$(111)
Tax effect	96	24
Net of tax amount	(363)	(87)
Fair value adjustments on derivatives	(1,536)	(610)
Tax effect	341	128
Net of tax amount	(1,195)	(482)
Total accumulated other comprehensive loss	$(1,558)	$(569)

Other comprehensive loss and related tax effects are presented in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(302)	$177	$(169)	$298

Net realized gain on securities available-for-sale	(1)	(27)	(181)	(27)

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	1	3	4

Adjustment for loss recorded on replacement of derivative	23	-	23	-

Fair value adjustments on derivatives	(336)	(664)	(927)	(1,767)
Other comprehensive loss before taxes	(615)	(513)	(1,251)	(1,492)
Tax effect	128	108	262	313
Total other comprehensive loss	$(487)	$(405)	$(989)	$(1,179)

Note 13 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of June 30, 2020, there were 318,651 remaining shares available for future grants.

Restricted stock and option awards granted vest in 20% increments beginning on the one year anniversary of the grant date, and accelerate upon a change in control of the Company.  The options generally expire ten years from the date of grant.  All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the award’s vesting.  Shares of restricted stock have the same dividend and voting rights as common stock while stock options do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

 The Company did not grant any stock options during the three months ended June 30, 2020.  During the nine months ended June 30, 2020, stock options covering a total of 7,000 shares of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was approximately $9,000 and $21,000 for the three and nine months ended June 30, 2020, respectively. The Company did not grant any stock options during the three months ended June 30, 2019. During the nine months ended June 30, 2019, stock options covering a total of 7,000 shares of common stock were granted.  Total compensation expense related to stock options granted under the 2014 Plan was approximately $7,000 and $18,000 for the three and nine months ended June 30, 2019, respectively.

During the three and nine months ended June 30, 2020 a total of 5,700 and 23,821 restricted shares were awarded, respectively. During the nine months ended June 30, 2020 a total of 1,610 shares were forfeited. The compensation expense related to restricted stock awards was approximately $115,000 and $181,000 during the three and nine months ended June 30, 2020, respectively.  During the three and nine months ended June 30, 2019 a total of 3,391 and 12,674 restricted shares were awarded, respectively. No shares were forfeited during the three months and nine months ended June 30, 2019. The compensation expense related to restricted stock awards was approximately $102,000 and $154,000 during the three and nine months ended June 30, 2019, respectively.

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

Stock Options

The assumptions used in determining the fair value of stock option grants for the nine months ended June 30, 2020 are as follows:

Weighted Average Fair Value of Awards	$4.72
Risk Free Rate	1.22%
Dividend Yield	-%
Volatility	19.86%
Expected Life	6.5 years

The assumptions used in determining the fair value of stock option grants for nine months ended June 30, 2019 are as follows:

Weighted Average Fair Value of Awards	$5.72
Risk Free Rate	2.50%
Dividend Yield	-%
Volatility	20.39%
Expected Life	6.5 years

The following is a summary of stock option activity for the nine months ended June 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	18,830	$22.05		$21,350
Granted	7,000	$20.28		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, end of year	25,830	$21.57	8.071	$-
Exercisable, end of year	8,140	$21.50	7.046	$-
Nonvested, at end of year	17,690	$21.60

As of June 30, 2020, there was approximately $92,000 of total unrecognized compensation cost related to nonvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.41 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended June 30, 2020:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	18,493	$21.78
Granted	23,821	$19.62
Vested	10,051	$16.62
Forfeited/cancelled/expired	1,610	$21.43
Outstanding, end of year	30,653	$21.98

As of June 30, 2020, there was approximately $588,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.81 years.

Note 14 – Deposits

Deposits classified by type with percentages to total deposits at June 30, 2020 and September 30, 2019 consisted of the following:

	June 30,		September 30,
	2020		2019
	(Dollars in thousands)

Balances by types of deposit:
Savings	$43,702	4.94%	$41,875	4.39%
Money market accounts	281,419	31.82	276,644	29.00
Interest-bearing demand	277,238	31.35	302,039	31.67
Non-interest-bearing demand	47,443	5.36	55,684	5.84
	649,802	73.47%	676,242	70.90%

Certificates of deposit	234,642	26.53%	277,569	29.10%

Total Deposits	$884,444	100.00%	$953,811	100.00%

The total amount of certificates of deposit of $250,000 and greater at June 30, 2020 and September 30, 2019 was $57.7 million and $63.5 million, respectively.  We had brokered deposits totaling $11.1 million and $73.1 million at June 30, 2020 and September 30, 2019, respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Savings accounts	$11	$13	$35	$36
Money market accounts	902	1,338	3,122	3,523
Interest-bearing demand	661	973	2,920	2,625
Certificates of deposit	1,302	1,602	4,159	4,081
Total	$2,876	$3,926	$10,236	$10,265

As of June 30, 2020, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending June 30,
2021	$178,227
2022	26,952
2023	8,257
2024	11,924
Thereafter	9,282
Total	$234,642

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

           As of June 30, 2020, the Company leases a financial center in Glen Mills, Pennsylvania and private banking offices in Villanova, West Chester and Quakertown, Pennsylvania; one private banking office in New Castle County located in Montchanin, Delaware; one private banking office in Morris County located in Morristown, New Jersey; one private banking office in Palm Beach County located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office in Allentown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for two private banking office leases and two representative office leases whose terms are twelve months or less and are considered short-term leases. All of the financial center leases and two private banking office leases include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Operating lease cost	$175	$122	$523	$357
Finance lease cost	-	-	-	-
Short-term lease cost	26	15	79	45
Total	$201	$137	$602	$402

Supplemental information at and for June 30, 2020 and the nine months ended June 30, 2020 related to leases was as follows:

June 30, 2020
(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$2,799
Operating lease liabilities	$2,824
Weighted average remaining lease term	5.57 years
Weighted average discount rate	1.99%

Nine Months Ended June 30, 2020
(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$499
ROU assets obtained in exchange for lease obligations	$3,279

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Period Ending September 30,
Remainder of 2020	$169
2021	601
2022	492
2023	474
2024	474
Thereafter	746
Total lease payments	$2,956
Less: imputed interest	(132)
Total	$2,824

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2020 and September 30, 2019. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible other-than-temporary impairment of securities held by us; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers; unanticipated regulatory or judicial proceedings; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2019 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we are subject to any of the following risks, any of which could continue to have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to continue to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

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

COVID -19 Update

The Company has taken significant steps to protect the health and well-being of its employees and clients and to assist clients who have been impacted by the COVID-19 pandemic The Company’s work to ensure business continuity and responsive client service includes continued proactive engagement by relationship managers with our clients and prospects to address their needs in the short- and medium-terms, leveraging our digital banking and service platforms, and enabling some our employees to serve clients remotely from the safety of their homes.

Ongoing Impact of COVID-19

The Company continues to take the following significant steps to protect the health and well-being of its employees and clients and to assist clients who have been impacted by the COVID-19 pandemic.

•	Continuing limited lobby hours; prioritizing drive-thru and appointment banking.
•	High-risk designated hours offered to assist our high-risk clients.
•	Continuing to assist existing and new customers in the PPP.
•	Continuing to provide payment deferrals and forbearances to business customers and mortgage customers that are experiencing hardship because of the crisis.

Paycheck Protection Program

The Company started accepting and processing applications for loans under the PPP in early April 2020, when the program was officially launched by the SBA and Treasury Department under the recently enacted CARES Act. As of June 30, 2020, the Company obtained approval from the SBA for 208 PPP loans totaling $17.7 million for both existing and new customers, with an average loan size of approximately $85,000. Commercial and industrial loans represented 100 percent of PPP loans at June 30, 2020. As of August 1, 2020, the Company has originated 249 PPP loans totaling $20.7 million for both existing and new customers, with an average loan size of approximately $83,000.  These loans are expected to generate fee income of approximately $763,000 in future quarters.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost. As of June 30, 2020, the Company had adequate sources of liquidity (excluding the Company’s ability to participate in the PPPLF;

Capital Strength

The Company’s capital ratios continued to exceed the highest required regulatory benchmark levels.

•

As of June 30, 2020, common equity Tier 1 capital ratio was 14.28 percent, Tier 1 leverage ratio was 11.86 percent, Tier 1 risk-based capital ratio was 14.28 percent and the total risk-based capital ratio was 17.81 percent.

Deferral Requests

As of June 30, 2020, the Company entered into 137 loan modification agreements with respect to $313.5 million representing 30.2 percent of loans outstanding. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity could continue throughout the fiscal year of 2020 and beyond.

Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact   of the COVID-19 pandemic, such as the following:

	June 30, 2020
	Outstanding Exposure	Percentage of Gross Loans
	(Dollars in thousands)
Industries:
Retail	$70,312	6.8%
Hotel	58,640	5.6
Office/Medical Office	43,865	4.2
Fitness Centers	43,723	4.2
Restaurants and food service	4,955	0.5
Total Outstanding Exposure	$221,495	21.3%

As of August 1, 2020, $269.1 million, or 85.8 percent, of COVID-19 modified loans reached their initial 90 day forbearance expiration. Of this amount, $140.6 million, or 52.2 percent, have returned to original contractual monthly payments and $128.5 million, or 47.8 percent, have requested or been approved for a second forbearance period for a maximum of 90 additional days.  Of the $128.5 million, $22.7 million, or 17.6 percent, started paying interest only payments during the second forbearance period.

Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic. The following table presents the components of customers that have requested or been approved for a second forbearance period of 60-90 days:

	August 1, 2020
	Loan Deferrment Exposure	Percentage of Forbearance Requests
	(Dollars in thousands)
Industries:
Hotel	$58,640	45.6%
Retail (1)	40,666	31.6
Office/Medical Office	19,085	14.9
Restaurants and food service (2)	1,419	1.1
Other (3) (4)	8,705	6.8
Total outstanding exposure	$128,515	100.0%

_____________

(1)	Includes $16.1 million of loans making interest only payments.
(2)	Includes $1.4 million of loans making interest only payments.
(3)	Includes $5.2 million of loans making interest only payments.
(4)	Other includes multi family, recycling, and 1-4 family dwellings.

As of June 30, 2020, the Company had no meaningful direct exposure to the energy or airline industries and does not participate in shared national credits.

Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on our clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

Results of Operations

Net income available to common shareholders for the three months ended June 30, 2020 amounted to $1.5 million, or $0.19 per fully diluted common share, a decrease of $1.2 million, or 45.3 percent, as compared with net income of $2.7 million, or $0.35 per common share, for the three months ended June 30, 2019. The decrease in net income and diluted earnings per share from the third quarter of 2019 was primarily due to an increase in provision for loan losses and a decrease in net interest income. The Company recorded a provision for loan losses of $435,000 for the quarter ended June 30, 2020, an increase of $379,000 compared to the quarter ended June 30, 2019, substantially due to economic uncertainties caused by the COVID-19 pandemic. Net interest income was lower by $830,000 for the June 30, 2020 quarter versus the June 30, 2019 quarter, driven mainly by the lower interest rate environment.  The annualized return on average assets was 0.48 percent for the three months ended June 30, 2020, compared to annualized return on average assets of 0.88 percent for three months ended June 30, 2019. The annualized return on average shareholders’ equity was 4.06 percent for the three month period ended June 30, 2020, compared to 7.66 percent in annualized return on average shareholders’ equity for the three months ended June 30, 2019.

Net income available to common shareholders for the nine months ended June 30, 2020 amounted to $4.1 million, or $0.54 per fully diluted common share, a decrease of $2.5 million, or 37.5 percent, as compared with net income of $6.6 million, or $0.87 per common share, for the nine months ended June 30, 2019. The decrease in net income and diluted earnings per share was primarily due to the higher provision expense and lower net interest income, as well as the partial charge-off of $2.3 million in the first fiscal quarter of 2020 related to one commercial loan relationship.  The annualized return on average assets was 0.45 percent for the nine months ended June 30, 2020 compared to annualized return on average assets of 0.78 percent for the nine months ended June 30, 2019.  The annualized return on average shareholders’ equity was 3.85 percent for the nine months ended June 30, 2020 compared to 6.48 percent for the nine months ended June 30, 2019.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated:

Net Interest Income

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2020	2019	Increase (Decrease)	Percent Change	2020	2019	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$10,024	$11,415	$(1,391)	(12.19)%	$31,492	$32,171	$(679)	(2.11)%
Investment securities	280	308	(28)	(9.09)	799	927	(128)	(13.81)
Interest-bearing cash accounts	26	574	(548)	(95.47)	1,048	1,421	(373)	(26.25)
Dividends, restricted stock	124	159	(35)	(22.01)	494	450	44	9.78
Total interest income	10,454	12,456	(2,002)	(16.07)	33,833	34,969	(1,136)	(3.25)
Interest expense:
Deposits	2,876	3,926	(1,050)	(26.74)	10,236	10,265	(29)	(0.28)
Short-term borrowings	-	-	-	-	-	7	(7)	(100.00)
Long-term borrowings	564	686	(122)	(17.78)	2,136	1,891	245	12.96
Subordinated debt	383	383	-	-	1,149	1,149	-	-
Total interest expense	3,823	4,995	(1,172)	(23.46)	13,521	13,312	209	1.57
Net interest income	$6,631	$7,461	$(830)	(11.12)%	$20,312	$21,657	$(1,345)	(6.21)%

Net interest income decreased $830,000, or 11.1 percent, to $6.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, the net interest margin (which is defined as net interest income as a percentage of total average interest-earnings assets and is presented herein on an annualized basis) decreased twenty-five basis points to 2.29 percent from 2.54 percent during the three months ended June 30, 2019. For the three months ended June 30, 2020, a decrease of forty-four basis points in the annualized average cost of interest-bearing liabilities, together with a decrease in the annualized average yield on interest-earning assets of sixty-three basis points, resulted in a decrease in the Company’s net interest spread of nineteen basis points for the period.

Net interest income decreased $1.3 million, or 6.2 percent, to $20.3 million for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019.  For the nine months ended June 30, 2020  the net interest margin decreased thirty-two basis points to 2.29 percent from 2.61 percent during the nine months ended June 30, 2019. For the nine months ended June 30, 2020 a decrease in the average yield on interest-earning assets of forty-one basis points and a decrease in the average cost of interest-bearing liabilities of eleven basis points, resulted in a decrease in the Company’s net interest spread of thirty basis points for the period.

Total Interest Income

For the three months ended June 30, 2020, total interest income decreased by $2.0 million, or 16.1 percent, to $10.5 million, compared to the three months ended June 30, 2019. Average interest earning assets decreased $17.0 million for the quarter ended June 30, 2020 when compared to the quarter ended June 30, 2019, while the average yield on interest earning assets declined 63 basis points when compared to the same period in 2019.  The average yield was affected by the Federal Reserve Board’s zero rate policy.  The average balance of the loan portfolio increased by $19.0 million, to $1.029 billion, from an average of $1.010 billion in the three months ended June 30, 2019, primarily reflecting a net increase in residential loans and construction and development loans. Average loans represented approximately 88.8 percent of average interest-earning assets during the three months ended June 30, 2020 compared to 85.9 percent in the three months ended June 30, 2019. Average investment securities volume decreased during the three months ended June 30, 2020 by $6.1 million, to $43.3 million, compared to the three months ended June 30, 2019.

For the nine months ended June 30, 2020 total interest income decreased by $1.1 million, or 3.3 percent, to $33.8 million, compared to the nine months ended June 30, 2019.  The decline in total interest income was driven by a lower earning asset yield of 41 basis points. The average balance of the loan portfolio increased by $55.9 million, to $1.015 billion during the nine months ended June 30, 2020 from an average of $959.5 million in the nine months ended June 30, 2019 primarily reflecting net increases in residential loans and construction and development loans. Average loans represented approximately 85.8 percent of average interest-earning assets during the nine months ended June 30, 2020 compared to 86.8 percent in the nine months ended June 30, 2019.  The average balance of investment securities decreased during the nine months ended June 30, 2020 by $8.9 million, to $41.5 million, compared to the nine months ended June 30, 2019.

Interest Expense

For the three months ended June 30, 2020, interest expense decreased $1.2 million, or 23.5 percent, to $3.8 million, compared to the same three month period in fiscal 2019. The annualized average rate of total interest-bearing liabilities decreased forty-four basis points to 1.51 percent for the three months ended June 30, 2020, from 1.95 percent for the three months ended June 30, 2019. Over the same time period, the average balance of total interest-bearing liabilities decreased by $9.3 million. This decrease primarily reflects an decrease in the average balance of total interest-bearing deposit accounts of $30.5 million and an increase in the average balance of borrowings of $21.2 million. The decrease in deposits was strategic, a method to reduce excess cash on the balance sheet, match funding expectations and improve the margin.  The reduction in certificates were all listing services and the reduction in money market were public funds deposits.  This shift in deposits also improves our strategy to develop relationship-based customers. For the three months ended June 30, 2020, the Company’s annualized net interest spread decreased to 2.10 percent, from 2.29 percent for the three months ended June 30, 2019.

For the nine months ended June 30, 2020 interest expense increased $209,000, or 1.6 percent, to $13.5 million, compared to the same nine month period in fiscal 2019.  The average rate of total interest-bearing liabilities decreased eleven basis points to 1.75 percent for the nine months ended June 30, 2020 from 1.86 percent for the nine months ended June 30, 2019. Over the same time period, the average balance of total interest-bearing liabilities increased by $74.1 million. This increase primarily reflects an increase in the average balance of deposits of $51.2 million and an increase in the average balance of borrowings of $22.9 million.  The increase in the average balance of deposits consisted of a $54.9 million increase in the average balance of other interest-bearing deposit accounts, and a $1.7 million increase in the average balance of money market accounts, offset by an $4.1 million decrease in the average balance of certificates of deposit accounts, and a $1.3 million decrease in the average balance of savings deposits. For the nine months ended June 30, 2020 the Company’s net interest spread decreased to 2.06 percent, from 2.36 percent for the nine months ended June 30, 2019.

Net Interest Margin

The following table quantifies the impact on net interest income resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020 and 2019			2020 and 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$214	$(1,605)	$(1,391)	$1,875	$(2,554)	$(679)
Investment securities	(38)	10	(28)	(164)	36	(128)
Interest-bearing cash accounts	(165)	(383)	(548)	482	(855)	(373)
Dividends, restricted stock	18	(53)	(35)	93	(49)	44
Total interest-earning assets	$29	$(2,031)	$(2,002)	$2,286	$(3,422)	$(1,136)
Interest Bearing Liabilities:
Money Market deposits	$(82)	$(354)	$(436)	$22	$(423)	$(401)
Savings deposits	-	(2)	(2)	(1)	-	(1)
Certificates of deposits	(196)	(104)	(300)	(65)	143	78
Other interest-bearing deposits	86	(398)	(312)	593	(298)	295
Total interest-bearing deposits	(192)	(858)	(1,050)	549	(578)	(29)
Borrowings	162	(284)	(122)	513	(275)	238
Total interest-bearing liabilities	$(30)	$(1,142)	$(1,172)	$1,062	$(853)	$209
Change in net interest income	$59	$(889)	$(830)	$1,224	$(2,569)	$(1,345)

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

	Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,028,996	$10,024	3.90%	$1,010,033	$11,415	4.52%
Investment securities	43,349	280	2.58%	49,408	308	2.49%
Interest-bearing cash accounts	76,828	26	0.14%	107,761	574	2.13%
Dividends, restricted stock	10,128	124	4.90%	9,099	159	6.99%
Total interest-earning assets(1)	1,159,301	10,454	3.61%	1,176,301	12,456	4.24%
Non-interest-earning assets:
Cash and due from banks	18,497			1,452
Bank-owned life insurance	20,215			19,718
Other assets	30,533			20,598
Other real estate owned	5,796			5,796
Allowance for loan losses	(10,618)			(10,061)
Total non-interest-earning assets	64,423			37,503
Total assets	$1,223,724			$1,213,804
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$281,821	902	1.28%	$300,204	1,338	1.78%
Savings deposits	43,720	11	0.10%	43,613	13	0.12%
Certificates of deposits	249,007	1,302	2.09%	283,758	1,602	2.26%
Other interest-bearing deposits	277,782	661	0.95%	255,250	973	1.52%
Total interest-bearing deposits	$852,330	2,876	1.35%	882,825	3,926	1.78%
Borrowings	161,116	947	2.35%	139,926	1,069	3.06%
Total interest-bearing liabilities	1,013,446	3,823	1.51%	1,022,751	4,995	1.95%
Non-interest-bearing liabilities:
Demand deposits	46,450			42,151
Other liabilities	20,509			10,192
Total non-interest liabilities	66,959			52,343
Shareholders' equity	143,319			138,710
Total liabilities and shareholders' equity	$1,223,724			$1,213,804
Net interest spread			2.10%			2.29%
Net interest margin			2.29%			2.54%
Net interest income		$6,631			$7,461

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

	Nine Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,015,466	$31,492	4.13%	$959,547	$32,171	4.47%
Investment securities	41,454	799	2.57%	50,373	927	2.45%
Interest-bearing cash accounts	115,904	1,048	1.21%	86,564	1,421	2.19%
Dividends, restricted stock	10,335	494	6.37%	8,567	450	7.00%
Total interest-earning assets(1)	1,183,159	33,833	3.81%	1,105,051	34,969	4.22%

Non-interest-earning assets:
Cash and due from banks	7,076			1,446
Bank-owned life insurance	20,090			19,595
Other assets	26,988			19,319
Other real estate owned	5,796			4,076
Allowance for loan losses	(10,156)			(9,366)
Total non-interest-earning assets	49,794			35,070
Total assets	$1,232,953			$1,140,121

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$276,887	3,122	1.50%	$275,161	3,523	1.71%
Savings deposits	42,742	35	0.11%	44,026	36	0.11%
Certificates of deposits	251,449	4,159	2.21%	255,532	4,081	2.13%
Other interest-bearing deposits	298,645	2,920	1.30%	243,761	2,625	1.44%
Total interest-bearing deposits	$869,723	10,236	1.57%	818,480	10,265	1.67%
Borrowings	158,899	3,285	2.76%	136,003	3,047	2.99%
Total interest-bearing liabilities	1,028,622	13,521	1.75%	954,483	13,312	1.86%

Non-interest-bearing liabilities:
Demand deposits	43,355			41,200
Other liabilities	17,243			7,882
Total non-interest liabilities	60,598			49,082
Shareholders' equity	143,733			136,556
Total liabilities and shareholders' equity	$1,232,953			$1,140,121
Net interest spread			2.06%			2.36%
Net interest margin			2.29%			2.61%
Net interest income		$20,312			$21,657

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended June 30,				Nine Months Ended June 30,
			Increase	Percent			Increase	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$195	$252	$(57)	(22.62)%	$1,058	$1,430	$(372)	(26.01)%
Rental income-other	54	53	1	1.89	163	184	(21)	(11.41)
Net gains on sale and call of investments	1	27	(26)	(96.30)	181	27	154	570.37
Net gains on sale of loans	11	-	11	100.00	14	37	(23)	(62.16)
Earnings on bank-owned life insurance	128	122	6	4.92	380	363	17	4.68
Total other income	$389	$454	$(65)	(14.32)%	$1,796	$2,041	$(245)	(12.00)%

For the three months ended June 30, 2020, total other income amounted to $389,000, compared to total other income of $454,000 for the same period in fiscal 2019. The decrease in other income was primarily due to a decrease in service charges, as there were noticeably lower customer transaction volumes in the COVID-19 environment.

For the nine months ended June 30, 2020 total other income amounted to $1.8 million, compared to total other income of $2.0 million for the nine months ended June 30, 2019. The decrease of $245,000 for the nine months ended June 30, 2020 was primarily due to a result of a $372,000 decrease in service charges and other fees, offset by a $154,000 increase in gain on sale of investments. The decrease in service charges and other fees during the nine months ended June 30, 2020 is primarily due to the recognition of approximately $337,000 less of net swap fees through the Bank’s commercial loan hedging program.  The primary benefit of the loan hedging program is to eliminate the interest rate risk on long term fixed rate loans while allowing the Bank to compete more effectively in our markets.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended June 30,				Nine Months Ended June 30,
			Increase	Percent			Increase	Percent
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,279	$2,223	$56	2.52%	$6,675	$6,444	$231	3.58%
Occupancy expense	576	560	16	2.86	1,749	1,676	73	4.36
Federal deposit insurance premium	79	78	1	1.28	79	220	(141)	(64.09)
Advertising	33	30	3	10.00	87	90	(3)	(3.33)
Data processing	275	259	16	6.18	825	764	61	7.98
Professional fees	524	405	119	29.38	1,467	1,359	108	7.95
Other real estate owned expense, net	29	30	(1)	(3.33)	99	79	20	25.32
Pennsylvania shares tax	169	169	-	-	509	261	248	95.02
Other operating expenses	720	743	(23)	(3.10)	2,254	2,141	113	5.28
Total other expense	$4,684	$4,497	$187	4.16%	$13,744	$13,034	$710	5.45%

For the three months ended June 30, 2020, total other expense increased $187,000, or 4.2 percent, from the comparable three months ended June 30, 2019. The increase was primarily due to an increase of $119,000 in professional fees, which included some COVID-19 related expenses, and an increase of $56,000 in salaries and employee benefits.  These were partially offset by a decrease of $23,000 in other operating expenses.  The increase in professional fees was due to higher legal and professional expense.  The increase in salaries and employee benefits were mainly due to four strategic hires to support franchise growth.

          For the nine months ended June 30, 2020 total other expense increased $710,000, or 5.5 percent, compared to the nine months ended June 30, 2019. This increase primarily reflects a $248,000 increase in the Pennsylvania shares tax, a $231,000 increase in salaries and employee benefits, a $113,000 increase in other operating expenses and a $108,000 increase in professional fees. These increases were partially offset by a $141,000 decrease in the federal deposit insurance premium. The increase in the Pennsylvania shares tax was due to the Bank not being subject to this tax until the second quarter of 2019. The increase in salaries and employee benefits during the nine-month period ended June 30, 2020 reflects normal increases to salary and benefits to support overall franchise growth. The increase in professional fees was due to higher professional services and legal expenses of $178,000 and $71,000, respectively, partially offset by lower audit and accounting expenses of approximately $140,000. The reduction in the federal deposit insurance premium resulted from the Deposit Insurance Fund reserve ratio exceeding the official required reserve ratio, which in turn generates credits to qualified participating banks.  The Bank currently does not have any further credit balance that can be used to offset premiums in future quarters.

Income Taxes

The Company recorded a provision for income taxes of $447,000 and $1.0 million for the three and nine months ended June 30, 2020, respectively, reflecting an effective tax rate of 23.5 percent and 19.5 percent, respectively. The Company recorded a provision for income taxes of $706,000 and $1.7 million for the three and nine months ended June 30, 2019 respectively, reflecting an effective tax rate of 21.0 percent and 19.9 percent, respectively. During the nine months ended June 30, 2020, the Company recorded discreet items that reduced the effective tax rate.

Investment Portfolio

For the three months ended June 30, 2020, the average volume of investment securities decreased by $6.1 million to approximately $43.3 million, or 3.7 percent, of average earning assets, from $49.4 million on average, or 4.2 percent of average earning assets, for the three months ended June 30, 2019. During the nine months ended June 30, 2020 the average volume of investment securities decreased by $8.9 million to approximately $41.5 million, or 3.5 percent, of average earning assets, from $50.4 million on average, or 4.6 percent of average earning assets, for the comparable period in fiscal 2019. At June 30, 2020, the total investment portfolio amounted to $49.2 million, an increase of $8.3 million, or 20.2 percent, from September 30, 2019. The increase in the investment portfolio was primarily due to purchases of $28.2 million partially offset by maturation, calls, and sales of $16.8 million. At June 30, 2020, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and taxable mutual funds.

During the three month period ended June 30, 2020, volume-related factors decreased investment revenue by approximately $38,000, while rate-related factors increased investment revenue by approximately $10,000 from the same period in fiscal 2019. The yield on investments increased by nine basis points to 2.58 percent for the three month period ended June 30, 2020 as compared to 2.49 percent for the three month period ended June 30, 2019. The yield on the portfolio increased due primarily to rate-related factors.

During the nine months ended June 30, 2020, volume-related factors decreased investment revenue by approximately $164,000, while rate-related factors increased investment revenue by approximately $36,000 from the same period in fiscal 2019. The yield on investments increased by twelve basis points to 2.57 percent for the nine months ended June 30, 2020 as compared to 2.45 percent for the nine months ended June 30, 2019. The increase in the yield on the portfolio in the nine months ended June 30, 2020 compared to the same period in fiscal 2019 is due primarily to rate-related factors.

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

The Company seeks to create growth in commercial lending, which primarily includes commercial real estate, multi-family, farmland, and commercial and industrial lending, by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area. Products offered are designed to meet the financial requirements of the Company’s customers. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio and limit concentrations in any single industry.

Total gross loans amounted to $1.039 billion at June 30, 2020 and $1.017 billion at September 30, 2019. For the nine month period ended June 30, 2020, there was an increase of $26.2 million in residential mortgage loans and $16.8 million in construction and development loans, which were partially offset by a decrease of $17.9 million in commercial loans and $3.4 million in consumer loans. Total gross loans recorded in the quarter ended June 30, 2020 included new loan volume of $49.5 million, which was partially offset by prepayments of $6.0 million, amortization of $4.9 million, loan payoffs of $9.7 million, and participations of $3.7 million.  Total loan growth for the three months ended June 30, 2020 included $17.7 million of PPP commercial and industrial loans.

At June 30, 2020, the Company had $140.6 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit and home equity lines of credit. The Company's current “Approved, Accepted but Unfunded” pipeline, includes approximately $6.2 million in commercial and construction loans and $3.1 million in residential mortgage loans expected to fund over the following quarter.

The average balance of our total loans increased $19.0 million, or 1.9 percent, for the three months ended June 30, 2020 as compared to the same period in fiscal 2019, while the average yield on loans decreased by sixty-two basis points for the three months ended June 30, 2020 compared with the same period in fiscal 2019. The increase in average total loan volume was due to the volume of new loan originations. During the third quarter of fiscal 2020 compared to the same period fiscal 2019, the volume-related factors during the period contributed to an increase of interest income on loans of $214,000, while the rate-related factors decreased interest income on loans by $1.6 million.

Total average loan volume increased $55.9 million, or 5.8 percent, for the nine months ended June 30, 2020, while the portfolio yield decreased by thirty-four basis points compared to the same period in fiscal 2019. The volume-related factors during the period contributed increased revenue of $1.9 million, while the average rate- related changes decreased revenue by $2.6 million. The increase in average total loan volume was due to the volume of new loan originations.

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

At June 30, 2020 the ALLL, excluding PPP loans of $17.7 million, amounted to approximately $11.1 million, or 1.08 percent of total loans. At September 30, 2019, the ALLL amounted to approximately $10.1 million, or 0.99 percent of total loans. The Company recorded a provision of $435,000 for loan losses during the quarter ended June 30, 2020 compared to $56,000 for the quarter ended June 30, 2019. For the nine months ended June 30, 2020, we recorded $3.2 million in provision for loan losses compared to $2.4 million for the nine months ended June 30, 2019. The increase in the ALLL as a percent of gross loans reflects an increase in qualitative factors as a result of COVID-19 and the economic impact it could have on the Company’s loan portfolio.

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

The net recoveries and net charge-offs were $76,000 and $2.2 million for the three and nine months ended June 30, 2020, respectively, compared to $34,000 and $1.3 million in net recoveries and net charge-offs for the three and nine months ended June 30, 2019, respectively.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

The level of the ALLL for the respective periods of fiscal 2020 and fiscal 2019 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at June 30, 2020 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Nine Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Average loans outstanding	$1,015,466	$959,547
Total gross loans at end of period	$1,038,822	$1,019,571
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$10,095	$9,021

Charge-offs:
Residential Mortgage	-	17
Commercial:
Commercial real estate	2,288	1,376
Consumer:
Home equity lines of credit	62	-
Second mortgages	3	1
Other	-	37
Total charge-offs	2,353	1,431
Recoveries:

Residential Mortgage	24	79
Commercial:
Commercial real estate	4	22
Commercial and industrial	2	4

Consumer:
Home equity lines of credit	1	1
Second mortgages	83	22
Other	1	9
Total recoveries	115	137
Net charge-offs	2,238	1,294
Provision for loan losses	3,210	2,379
Balance at end of period	$11,067	$10,106
Ratios:
Ratio of allowance for loan losses to non-performing loans	121.14%	418.12%
Ratio of net charge-offs to average loans outstanding (1)	0.29%	0.18%
Ratio of net charge-offs to total allowance for loan losses	20.22%	12.80%
(1)	Annualized

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	June 30, 2020	September 30, 2019
	(In thousands)
Non-accruing loans:
Non-accrual loans	$8,871	$1,821
Accruing loans more than 90 days past due	265	502
Total non-performing loans	9,136	2,323
OREO	5,796	5,796
Total non-performing assets	$14,932	$8,119
TDR loans - performing	$13,640	$12,170

Non-accrual loans were $8.9 million at June 30, 2020, $1.8 million at September 30, 2019, and $2.2 million at June 30, 2019.  OREO was $5.8 million at June 30, 2020, September 30, 2019, and June 30, 2019.  Total performing TDR loans were $13.6 million at June 30, 2020, $12.2 million at September 30, 2019 and, $11.8 million at June 30, 2019. See discussion in Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information.

At June 30, 2020, non-performing assets totaled $14.9 million, or 1.24 percent of total assets, as compared with $8.1 million, or 0.64 percent, at September 30, 2019 and $8.2 million, or 0.65 percent, at June 30, 2019.

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

At June 30, 2020, special mention loans were $34.1 million compared to $15.1 million at September 30, 2019. The increase in special mention loans was primarily due to two commercial loans in the amount of $13.4 million and one multi-family loan in the amount of $9.5 million, previously classified as management attention and moved to special mention during the second fiscal quarter 2020, partially offset by payoffs of one commercial loan and one multi-family loan in the amount of $2.8 million and $400,000, respectively, during the second fiscal quarter 2020. Substandard loans were $23.6 million and $14.8 million at June 30, 2020 and September 30, 2019, respectively. The increase in substandard loans is primarily due to one commercial real estate loan in the amount of $10.6 million, previously classified as management attention and moved to substandard during the second fiscal quarter partially offset by a $2.3 million partial charge-off of a loan that was classified as substandard. Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

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

At June 30, 2020, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.29:1.00 at the cumulative one-year position.

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

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale. At June 30, 2020, the Company had $58.9 million in cash and cash equivalent compared to $153.5 million at September 30, 2019. In addition, our available for sale investment securities amounted to $32.2 million at June 30, 2020 and $18.4 million at September 30, 2019.

Deposits

Total deposits decreased $69.4 million, or 7.3 percent, from $953.8 million at September 30, 2019 to $884.4 million at June 30, 2020. Total interest-bearing deposits decreased $61.1 million from $898.1 million at September 30, 2019 to $837.0 million at June 30, 2020. Interest-bearing demand, savings and time deposits under $100,000 decreased $20.7 million to a total of $675.9 million at June 30, 2020 as compared to $696.6 million at September 30, 2019. Time deposits $100,000 and over decreased $40.4 million as compared to September 30, 2019. Time deposits $100,000 and over represented 18.2 percent of total deposits at June 30, 2020 compared to 21.1 percent at September 30, 2019. We had brokered deposits totaling $11.1 million at June 30, 2020 compared to $73.1 million at September 30, 2019.

The Company continues to focus on the maintenance, development, and expansion of its deposit base. The reductions in deposits are in line with the Bank’s overall funding strategy to reduce excess on balance sheet cash and better match funding needs along with improvement in the deposit mix with the reduction of wholesale certificates of $14.4 million and reduction of money market public fund deposits of $29.3 million.  Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base which in turn will allow the Company to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by interest rates, with percentages to total deposits, at June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$43,702	4.9%	$41,875	4.4%	$1,827
Money market accounts	281,419	31.8	276,644	29.0	4,775
Interest bearing demand	277,238	31.4	302,039	31.7	(24,801)
Non-interest bearing demand	47,443	5.4	55,684	5.8	(8,241)
	$649,802	73.5	$676,242	70.9	$(26,440)
Certificates of deposit	234,642	26.5	277,569	29.1	(42,927)
Total	$884,444	100.0%	$953,811	100.0%	$(69,367)

Borrowings

Advances from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of June 30, 2020 and September 30, 2019, the Company’s outstanding balance of FHLB advances totaled $130.0 million and $133.0 million, respectively.  Of the $130.0 million in advances, $20.0 million represent long-term, fixed-rate advances maturing in 2021 and $20.0 million represent long-term, fixed-rate advances maturing in 2022. At June 30, 2020, there were three short-term FHLB advances totaling $90.0 million of fixed-rate borrowings with rollover of 90 days.

The Company did not purchase any securities sold under agreements to repurchase as a short-term funding source during the third fiscal quarters of 2020 or 2019.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the nine months ended June 30, 2020, cash and cash equivalents decreased by $94.6 million from the balance at September 30, 2019. Net cash of $10.0 million was provided by operating activities primarily due to an increase in other liabilities of $7.9 million, and $3.2 million of provision for loan losses.  The increase in other liabilities was primarily due to increased swap loan hedge liability of $5.1 million and increased operating lease liabilities of $2.8 million. Net cash used in investing activities amounted to approximately $31.6 million primarily due to purchases of investments of $28.2 million. The decrease in net cash from financing activities of $73.0 million was primarily from the decrease in deposits of $69.4 million and the acquisition of treasury stock of $2.5 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $143.5 million, or 11.9 percent of total assets, at June 30, 2020, compared to $142.5 million or 11.3 percent of total assets at September 30, 2019. Book value per common share was $18.86 at June 30, 2020, compared to $18.35 at September 30, 2019.

	June 30, 2020	September 30, 2019
	(In thousands, except for per share data)
Shareholders’ equity	143,531	142,508
Book value per common share	$18.86	$18.35

Capital

At June 30, 2020, the Bank’s common equity Tier 1 capital ratio was 15.63 percent, Tier 1 leverage ratio was 12.98 percent, Tier 1 risk-based capital ratio was 15.63 percent and the total risk-based capital ratio was 16.73 percent.  At September 30, 2019, the Bank’s common equity Tier 1 capital ratio was 15.38 percent, Tier 1 leverage ratio was 12.23 percent, Tier 1 risk-based capital ratio was 15.38 percent and the total risk-based capital ratio was 16.40 percent. At June 30, 2020, the Bank was in compliance with all applicable regulatory capital requirements.

At June 30, 2020, the Company’s common equity Tier 1 capital ratio was 14.28 percent, Tier 1 leverage ratio was 11.86 percent, Tier 1 risk-based capital ratio was 14.28 percent and the total risk-based capital ratio was 17.81 percent.  At September 30, 2019, the Company’s common equity Tier 1 capital ratio was 14.30 percent, Tier 1 leverage ratio was 11.38 percent, Tier 1 risk-based capital ratio was 14.30 percent and the total risk-based capital ratio was 17.79 percent.  At June 30, 2020, the Company was in compliance with all applicable regulatory capital requirements.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

This Item has been omitted based on the Company’s status as a smaller reporting company.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which the Company operates. In response, many state and local governments, including the Commonwealth of Pennsylvania and the State of New Jersey, have instituted various emergency restrictions that continue to substantially limit the operation of non-essential businesses and the activities of individuals. These restrictions could result in significant adverse effects on our borrowers and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hotel, medical, leisure, hospitality and food and beverage industries, among many others, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions and communities in which we operate.

The ultimate effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations to the Company (and any related forbearances or restructurings that may be implemented), declines in the value of collateral securing outstanding loans, branch or office closures and business interruptions.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may continue to remain in place for a significant period of time and adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and business partners. The spread of the virus has also caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that may become detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experience material disruption due to the COVID-19 pandemic, our borrowers may have difficulties in repaying their loans.  Governmental actions providing payment relief to borrowers affected by COVID-19 could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

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

The Company is a participating lender in the PPP, a loan program administered through the SBA, which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, and financial condition.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

           On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020 to December 31, 2020. This repurchase authority may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. As of June 30, 2020, there were no shares remaining in the repurchase plan. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2020:

				Maximum
			Total Number of Shares Purchased as	Number of Shares that
	Number of	Average Price	Part of Publicy	May yet be Purchased
	Shares	Paid Per	Announced Plans or	Under the Plan or
	Repurchased (1)	Share (2)	Programs (1)	Program

April 1, 2020 to
April 30, 2020	32,500	$11.87	32,500	31,818
May 1, 2020 to
May 31, 2020	31,818	$11.50	31,818	-
June 1, 2020 to
June 30, 2020	-	$-	-	-
Total for the quarter ended June 30, 2020	64,318		64,318

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1	Amended and Restated Articles of Incorporation of Malvern Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.(2)
31.1	Rule 13a-14(a)/15d-14(a) Section 302 Certification
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification
32.0	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.
(2)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

August 10, 2020	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

August 10, 2020	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer