Form 10-K
period 2020-09-30
MALVERN BANCORP, INC.
filed 2021-01-29
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: September 30, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-54835

MALVERN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (610) 644-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	MLVF	The NASDAQ Stock Market, LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $142.9 million, based on the last sale price on the NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of January 25, 2021 was 7,609,953.

MALVERN BANCORP, INC.

EXPLANATORY NOTE REGARDING RESTATEMENT

As disclosed in Malvern Bancorp, Inc.’s Current Report on Form 8-K filed on January 20, 2021, the Audit Committee of the Board of Directors (the “Audit Committee”) of Malvern Bancorp, Inc. and its subsidiaries (together, the “Company”, “we”, “us” or “our”), after considering the recommendations of management, concluded that the Company’s audited annual consolidated financial statements for the fiscal year ended September 30, 2019 and the unaudited interim consolidated financial statements for the quarterly periods ended December 31, 2019, March 31, 2020 and June 30, 2020 (together, the “Restated Periods”), should not be relied upon due to errors identified in such consolidated financial statements. Specifically, the Company has determined that participation interests relating to two commercial real estate loans totaling approximately $4.2 million should be treated as secured borrowings rather than sold loans as of the Restated Periods. In addition, investors should no longer rely upon the preliminary earnings release, dated November 9, 2020, for the fourth fiscal quarter and fiscal year ended September 30, 2020 due to the impairment of a single $13.5 million commercial real estate credit as collateral dependent, based on information that was received from the borrower in December 2020.  Specifically, the Company has determined that based on information received in December 2020 an adjustment to the allowance for loan losses is required as of September 30, 2020.  Unless otherwise noted herein, all monetary amounts in this report, other than share and per share amounts, are stated in thousands.

The prior period restatement referenced above is related to two commercial loan participation agreements that were partial participation sales, originated by the Company and which the Company intended to sell to another financial institution.  Upon further review of the two agreements for compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860-10-40, which relates to sale accounting treatment of participation interests, it was determined that the two agreements should have been recorded as secured borrowing arrangements as opposed to what was intended to be sales of participation interests.  The related balance sheet adjustment for treating such participation interests as secured borrowing arrangements as of September 30, 2020 is gross up “Loans Receivable” of approximately $4.2 million and to record a “Participating Borrowing” of approximately $4.2 million.  The balance sheet reclassification did not have any impact on the provision for loan losses, net (loss) income or Earnings Per Share (“EPS”).

Subsequent to the Company’s release on November 9, 2020 of its preliminary earnings release for the fourth fiscal quarter and fiscal year ended September 30, 2020, additional information was received concerning the $13.5 million commercial real estate loan relationship (“the Loan”), which was classified as an accruing COVID-19 deferred loan as of September 30, 2020. The Loan is a retail property located in New York City that was directly affected by the COVID-19 pandemic, and the borrower under the Loan was provided temporary payment relief under the CARES Act.  As per FASB ASC 855-10-20, this new information received in December 2020 constituted a subsequent event type 1, providing additional evidence about events and conditions that existed at the balance sheet date and as such management has recorded the adjustment at September 30, 2020.

In determining the allowance for loan loss and impairment on the Loan as of September 30, 2020, the Company followed guidance under ASC 310-10-35. When measuring impairment on an individual basis under ASC 310-10-35, the Company considered the fair value of the Loan’s collateral, given that, based on available information received in December 2020, the Loan was collateral dependent. The Company has estimated the fair value of the collateral and recorded a partial charge down of approximately $2.9 million and a specific reserve of approximately $581,000, and has placed the Loan on non-accrual status during the three months ended September 30, 2020, pending the receipt of a third party appraisal; based on the results of the appraisal, the Company may adjust the value of the collateral in accordance with such appraisal, which could result in further impairment. The Company recorded an additional $3.45 million provision for loan losses for the three months ended September 30, 2020 and reversed approximately $266,000 of interest income (related to the September 30, 2020 principal and interest accrual). The increase in the provision for loan losses and reversal of interest income, as well as adjustments to income tax expense, reduced the Company’s net income for the quarter ended September 30, 2020 from $2.2 million, or $0.30 per diluted share, to a net loss of $546,000, or a loss of $0.07 per diluted share, and for the fiscal year ended September 30, 2020 from net income of $6.4 million, or $0.84 per fully diluted share, to net income of  $3.6 million, or $0.47 per fully diluted share.

This Annual Report on Form 10-K restates amounts included in the 2019 Annual Report described above, including the audited consolidated financial statements for the years ended September 30, 2019, which will allow investors to review all pertinent data in a single presentation. The Company does not intend to file amendments to its annual report for the fiscal year ended September 30, 2019, quarterly reports for the quarterly periods ended December 31, 2019, March 31, 2020 and June 30, 2020, or the preliminary earnings release for the quarterly period ended September 30, 2020 furnished on a Form 8-K filed on November 9, 2020 (collectively, the “Affected Reports”).  Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated

Periods that are contained in this Form 10-K, and not on the Affected Reports or any reports, earnings releases or similar communications relating to those periods.

For more information regarding the restatement and its impact on our consolidated financial statements, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included within Item 7 of this Annual Report on Form 10-K and Note 3, Restatement of Previously Issued Consolidated Financial Statements and Note 22, Quarterly Financial Information (Unaudited) of the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K.

Control Considerations

In connection with the restatement and loan impairment noted above management has assessed the effectiveness of our disclosure controls and procedures and has included applicable disclosure in Item 9A of this Annual Report on Form 10-K, “Controls and Procedures.” Management identified material weaknesses in our internal control over financial reporting as described under “Management’s Report on Internal Control over Financial Reporting” in Item 9A of this Form 10-K, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and internal control over financial reporting were not effective at a reasonable assurance level as of September 30, 2020. Management has taken and is taking additional steps, as described under “Remediation Plan and Status” in Item 9A of this Annual Report on Form 10-K, to remediate these material weaknesses in our internal control over financial reporting.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward looking statements and associated risks in ‘‘Item 1 — Business’’ and ‘‘Item 1A — Risk factors’’ in this Annual Report on Form 10-K.

PART I.

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Malvern Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern’’ or similar expressions or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ ‘‘may’’ or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors that might cause such a difference include, but are not limited to: (1) the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of the coronavirus (“COVID-19”) pandemic; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any regulatory or legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Malvern Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Malvern Bancorp’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Malvern Bancorp, Inc.  Malvern Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one- to four-family residential real estate loans, construction and development loans, commercial business loans, home equity loans and lines of credit and other consumer loans. We also invest in and maintain a portfolio of investment securities, primarily comprised of corporate bonds, mortgage-backed securities, U.S. agency and bank qualified municipal obligations. Malvern Bank is one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity. The Bank’s primary market niche is providing personalized service to its client base.

We derive substantially all of our income from our net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). The Bank’s revenues are derived principally from interest on loans and investment securities, loan commitment and customer service fees and our mortgage banking operation. We also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, card income, including credit and debit card interchange fees, gift card fees, borrowings (including from the Federal Home Loan Bank of Pittsburgh), and other miscellaneous fees. In addition, the Bank generates non-interest revenue associated with residential loan origination and sale, back to back customer swaps, loan servicing, late fees and merchant services.

Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market.  The Bank’s primary expenses are interest expense on deposits and borrowings, provisions for loan losses and general operating expenses.

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its nine other banking locations in Chester and Delaware counties, Pennsylvania, Morristown, New Jersey, its New Jersey regional headquarters and Palm Beach, Florida. The Bank also maintains representative offices in Wellington, Florida and Allentown, Pennsylvania.

The Bank has the following subsidiary interests:

•

The Bank owns 100 percent of Malvern Insurance Associates, LLC (“Malvern Insurance”), a Pennsylvania limited liability company.  Malvern Insurance is a licensed insurance broker under Pennsylvania and New Jersey law.

•

Certain mortgage-backed securities of the Bank are held through Delaware statutory trusts, 5 percent of which are owned by the Bank and 95 percent of which are owned by Coastal Asset Management Co., a Delaware corporation which is wholly owned by the Bank.

•	The Bank owns a 10 percent non-controlling interest in Bell Rock Capital, LLC (“Bell Rock”), an investment advisor registered with the SEC.
•	The Bank owns a 3.39 percent interest in Bankers Settlement Services Capital Region, LLC, a Pennsylvania limited liability company which acts as a title insurance agent or agency.
•	The Bank owns 100 percent of Joliet 55 LLC., an Illinois limited liability company which holds an other real estate owned (“OREO”) asset.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at http://ir.malvernbancorp.comwithout charge as soon as reasonably practicable after filing with or furnishing them to the SEC. Also available on the website are the Company’s corporate code of ethics that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Additionally, the Company will provide without charge a copy of its Annual Report on Form 10-K to any shareholder by mail, upon request. Requests should be sent to Malvern Bancorp, Inc., Attention: Shareholder Relations, 42 East Lancaster Avenue, Paoli, Pennsylvania, 19301.  Our telephone number is (610) 644-9400.

Business Strategy

Our strategy is to compete for business by providing high quality, personal service to customers, enhanced local presence and customer access to our decision-makers, rapid decision-making, and competitive interest rates and fees. We develop business relationships by increasing our profile in our communities through the involvement of our management team and Board of Directors. We believe we will continue to drive growth and increase profitability, while maintaining our high levels of asset quality, by doing the following:

Expand Relationships in Our Communities

     We emphasize household relationship banking by maintaining and growing our customers and contacts with personal interaction by our Board and management team in the communities that we serve.  We will continue to do so by offering a full suite of competitive banking products through efficient and varied delivery channels tailored to the needs and successes of our customers and potential customers. The Bank, through its Private Banking division, also offers investment and advisory solutions through our affiliation with an SEC Registered Investment Advisor.  Our approach is personalized and focused on what our clients need.  We provide individuals, families, business and non profits with personalized investment management, 401 (k) advisory services for employers, financial planning, trust services, and tailored lending.  In addition, we also offer insurance solutions through our insurance subsidiary.

Measured Loan Portfolio Growth while Aiding Borrowers Impacted by COVID-19

Our loan growth strategy is to originate high quality loans with strong sponsors on the commercial side and favorable credit metrics on the retail side in order to achieve measured growth and a balance of commercial and residential loans.

We think it is critical to have as a strategic initiative a plan to work with our customers, in the short and medium terms, in navigating the impact of COVID-19 on both a personal and business level. As part of this plan, we are focused on the inevitable changing needs and preferences of such customers in a post-COVID-19 environment, including but not limited to the offering and delivery of products and services.  We plan to use the resources at our disposal, including loan modifications and payment deferrals, to proactively aid such borrowers in remaining current on their loan payments.

As of September 30, 2020, the Company had 43 COVID-19 loan modification agreements with respect to $147.9 million representing 14.2 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under the CARES Act Section 4013, and further details regarding these modifications are provided in the table on page 28.  At January 15, 2020, the Company had 15 COVID-19-related modified loan deferrals totaling $71.3 million or 7.1% of total loans. Of the remaining $71.3 million deferrals, approximately $37.3 million or 52.3% of the deferrals are paying the contractual interest payments.  For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity will continue beyond fiscal year 2020.

Core Deposit Growth

We plan to continue to focus on growing and diversifying our core, retail, non-maturity deposit base with an emphasis on household relationship banking.  Our business model includes using industry best practices for community banks, including personalized service, technology and extended hours.  We believe that these generate deposit accounts with larger average balances than might be attracted otherwise.  From time to time we also use pricing techniques in our efforts to attract banking relationships having larger than average balances.  During fiscal 2020 we successfully shifted our funding mix away from brokered, wholesale funding and time deposits and will work to continue this trend  in fiscal 2021 and thereafter.

Leverage Our Residential Mortgage Banking Infrastructure

We leverage our mortgage banking infrastructure to support the origination of residential mortgage loans for sale into the secondary market. Mortgage loan originations and sales activity are strategies utilized to support growth in our non-interest income, while also serving to help manage the Company’s exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.

Improve Our Operating Efficiency

Expense discipline is a key strategy to improve operating efficiency and contribute to earnings growth.  We also strive to operate more efficiently by incorporating technology into our client offerings.

Maintain Robust Capital and Liquidity Levels

The Company’s capital position provides a source of strength and continues to significantly exceed all regulatory capital guidelines, as demonstrated by the September 30, 2020 Tier 1 Leverage ratios of the Company and the Bank of 11.87 percent and 13.03 percent, respectively. We plan to continue to maintain robust capital reserves, in part due to the risks and uncertainties associated with the COVID-19 pandemic.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so.  At September 30, 2020, our liquid assets included $61.4 million of short-term cash and equivalents supplemented by $31.5 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $128.0 million via unsecured lines of credit and $364.9 million, without pledging additional collateral, from the Federal Home Loan Bank of Pittsburgh.

Ensure the Adequacy of Our Allowance for Credit Losses

The economic implications of the COVID-19 pandemic and the resulting impact on our asset quality remain unclear at this time. Notwithstanding this uncertainty reserve levels remained adequate with total allowance amounting to $11.6 million at September 30, 2020.

Market Area and Competition

At September 30, 2020, our primary market area consisted of the counties in which we currently operate branches, private banking offices and representative offices, including Chester, Delaware and Lehigh counties in Pennsylvania, Morris County New Jersey and Palm Beach County Florida.  Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

The banking business is highly competitive. We face substantial competition both in attracting deposits and in originating loans. We compete with numerous commercial banks, savings banks and savings and loan associations. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, unregulated small loan companies, credit unions and issuers of commercial paper and other securities. Many of our competitors have greater assets, capital, lending limits, and financial resources to, among other things, invest in technology and finance wide-ranging advertising campaigns.

Products and Services

We offer a broad range of deposit and loan products and other banking services. These include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, safe deposit boxes, credit cards, wire transfers, access to automated teller services, internet banking, ACH origination, telephone banking, and mobile banking. The Bank also offers remote deposit capture banking for both retail and business customers, providing the ability to electronically scan and transmit checks for deposit.

Time deposits consist of certificates of deposit, including those held in IRA accounts. Reciprocal deposits are offered through the Bank’s participation in Promontory Interfinancial Network, LLC (the “Network”) and Impact Deposit Corp. Customers who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive are able to place large dollar deposits with the Bank and the Bank uses either outlet to place those funds into certificates of deposit or money markets issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

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

Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.  Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.

Our portfolio lending activities include the origination of one- to four-family first mortgage loans, primarily in our designated market area. The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market.  The loans we originate for sale generally meet the secondary mortgage market standards.  Such loans are generally originated by and sourced from the same resources and markets as those loans originated and held in our portfolio.

Through our Private Banking division and our affiliation with Bell Rock, an SEC Registered Investment Advisor, we offer investment advisory services to individuals, families, businesses and non-profits with personalized investment management, 401(k) advisory services for employers, financial planning, trust services, and tailored lending.

We offer a broad range of risk and insurance solutions including life and health insurance, long term care, automobile, homeowners and liability insurance through Malvern Insurance.

Human Capital Resources

At September 30, 2020, we employed a total of 82 full-time equivalent employees spanning across 4 states and 9 offices.  It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve.  Working within, and giving back to, the local community is the hallmark of a true community bank, and we believe that the strength and commitment of our workforce to our communities is what sets us apart from other community banks.

We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in intensely competitive environments for talent.  Retention of skilled and highly trained employees is critical to our strategy of being a trusted resource to our communities and strengthening relationships with our clients through our employees.  Furthering our philosophy to attract and retain a pool of talented and motivated employees who will continue to advance our purpose and contribute to our overall success, our compensation and benefits programs include: an Employees’ Savings & Profit Sharing Plan, with matching contributions, for all employees; a performance-based Executive Achievement Incentive Compensation Plan for executives; a Loan Incentive Plan for our lending officers; and an Employee Stock Ownership Plan for all employees.  Our Employee Stock Ownership Plan fosters a tangible sense of ownership for our entire workforce and does not require a monetary contribution by employees.

We invest in our employees’ future by sponsoring and prioritizing continued education throughout the Company’s employee ranks.  Three employees every year are enrolled into the American Bankers Association, Stonier School of Banking.  All of our employees are able to participate in regular educational seminars run by outside parties, including but not limited to the Office of the Comptroller of the Currency and the American Bankers Association.

In order to develop a workforce that aligns with our corporate values, we regularly sponsor local community events so that our employees can better integrate themselves in our communities.  We believe that our employees’ well-being and personal and professional development is fostered by our outreach to the communities we serve.  Our employees’ desire for active community involvement enables us to sponsor a number of local community events and initiatives, including quarterly food drives with local food banks in each of our markets, an annual back-to-school supply drive, an annual book drive that supports the Children’s Scholarship Fund Philadelphia and Great Philly Schools school fair, new home buyer seminars, and financial awareness and cyber threat awareness seminars for local senior citizens.

We strive to place the health and well-being of our employees above all else.  Never has this been more necessary than during the COVID-19 pandemic.  In response to the COVID-19 pandemic, we have taken significant steps to protect the health and well-being of our employees and clients, including implementing a work-from-home policy for over 60% of employees, limiting lobby hours throughout our branch offices, and prioritizing drive-thru and appointment banking.

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

The Holding Company Act prohibits Malvern Bancorp, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.”  The Holding Company Act requires prior approval by the FRB of the acquisition by Malvern Bancorp of more than five percent of the voting stock of any other bank.  Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) requires a bank holding company where so directed by the FRB to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support its subsidiary bank in circumstances in which it might not be otherwise inclined to do so. Acquisitions by Malvern Bank require approval of the Office of the Comptroller of the Currency (the “OCC”).

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

Regulation of Malvern Bank

As a national bank, Malvern Bank is subject to the supervision of, and to regular examination by the OCC.  Various laws and the regulations applicable to Malvern Bancorp and Malvern Bank impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, that govern the extent to which a bank subsidiary may finance or otherwise supply funds to or engage in certain other types of transactions with its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Capital Requirements

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and authorizing certain mandatory and discretionary supervisory actions based on the capital level of the institution.

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

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets (“DTAs”) dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.  The deductions and other adjustments to CET1 were being phased in incrementally between January 1, 2015 and January 1, 2018.  However, in November 2017, banking regulators announced that the phase in of certain of these adjustments for non-advanced approaches banking organizations, such as Malvern Bank, was frozen.

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

With respect to Malvern Bank, Basel III also revised the “prompt corrective action” regulations pursuant to Section 38 of FDICIA, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it meets the aforementioned minimum capital ratios under Basel III. An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.  Similar categories apply to bank holding companies. The capital ratios applicable to depository institutions under Basel III currently exceed the ratios to be considered well-capitalized under the prompt corrective action regulations. See “—Economic Growth, Regulatory Relief and Consumer Protection Act” below.

Basel III prescribes a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the four Basel I-derived categories (0 percent, 20 percent, 50 percent and 100 percent) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

As indicated in the following tables, as of September 30, 2020 Malvern Bank’s and Malvern Bancorp’s current capital levels exceed the required capital amounts to be considered “well capitalized” and also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

Malvern Bank’s capital ratios as of September 30, 2020 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$158,532	13.03%	$48,685	4.00%	$60,856	5.00%	$97,676	8.03%
Common equity Tier 1 (to risk-weighted assets)	$158,532	15.65	45,591	4.50	65,854	6.50	92,678	9.15
Tier 1 risk-based capital (to risk-weighted assets)	$158,532	15.65	60,788	6.00	81,051	8.00	77,481	7.65
Total risk-based capital (to risk-weighted assets)	$170,237	16.80	81,051	8.00	101,314	10.00	68,923	6.80

Failure to meet any of the capital requirements could result in enforcement actions by the regulators, including a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

Malvern Bancorp’s capital ratios as of September 30, 2020 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$144,638	11.87%	$48,743	4.00%	$60,929	5.00%	$83,709	6.87%
Common equity Tier 1 (to risk-weighted assets)	$144,638	14.25	45,660	4.50	65,954	6.50	78,684	7.75
Tier 1 risk-based capital (to risk-weighted assets)	$144,638	14.25	60,880	6.00	81,174	8.00	63,464	6.25
Total risk-based capital (to risk-weighted assets)	$181,119	17.85	81,174	8.00	101,467	10.00	79,652	7.85

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, Congress enacted the Dodd-Frank Act which has significantly changed the bank regulatory structure and impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•

A new independent consumer financial protection bureau was established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Financial institutions with assets of $10 billion or less, such as the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

•

Stock exchanges, which includes The Nasdaq Stock Market, LLC (“Nasdaq”), will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.  See “—Incentive Compensation” below.

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

A bank’s authority to extend credit to executive officers, directors and greater than 10 percent shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the FRB. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

Lending Limits

As a national bank, the Bank’s lending limit to any one borrower is 15 percent of the Bank’s capital and surplus (defined as Tier 1 and Tier 2 capital calculated under the risk-based capital standards applicable to the Bank plus the allowance for loan losses (“ALLL”, “allowance”) not included in the Bank’s Tier 2 capital) for most loans ($25.5 million at September 30, 2020) and 25 percent of the Bank’s capital and surplus for loans secured by readily marketable collateral ($42.6 million at September 30, 2020).  At September 30, 2020, the Bank’s largest committed relationship totaled $23.1 million.

Economic Growth, Regulatory Relief and Consumer Protection Act

         On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) modifies or eliminates certain requirements on community and regional banks and nonbank financial institutions.  For instance, under the Reform Act and related rule making:

•

banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets are exempt from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;

•

the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions (including the Company) from certain regulatory requirements including the Basel III capital rules;

•

a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described above under “Capital Requirements”); and

•	banks with up to $3 billion in total consolidated assets may be examined by their federal banking regulator every 18 months (as opposed to every 12 months).

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Malvern Bank received an overall “satisfactory” CRA rating in its most recent examination. A bank which does not have a CRA program that is deemed satisfactory by its regulator will be prevented from making acquisitions.

In December 2019, the OCC and the FDIC proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The FRB did not join the proposal.

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

The FDIC’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the Dodd-Frank Act, the FDIC amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, or FICO, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The Bank paid these assessments until the FICO bonds matured in 2019 and the FICO assessments ended.

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

As noted above, the Dodd-Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). The FDIC has adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15 percent and ending when it reaches 1.35 percent.  The reserve ratio reached 1.15 percent on June 30, 2016.  Accordingly, surcharges began on July 1, 2016.  Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The credits will apply for each quarter the reserve ratio is above 1.38 percent, in amounts as determined by the FDIC.

Federal Home Loan Bank System.

Malvern Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks (“FHLB”). Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2020, the Bank had $130.0 million of FHLB advances and $150.0 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0 percent of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At September 30, 2020, Malvern Bank had $6.9 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System.

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2020, the Bank had met its reserve requirement.

Federal Securities Laws.

Malvern Bancorp has registered its common stock with the SEC under Section 12(b) of the Exchange Act.  Accordingly, Malvern Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

Other Regulations.

Malvern Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the:

•	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
•

the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, loan servicing transfers, lender-placed insurance, loss mitigation, error resolution and other customer communications and

•

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.

Item 1A. Risk Factors.

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. You should carefully consider the risks described below, as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be materially, adversely affected.

Risks Related to the COVID-19 Pandemic

The recent global COVID-19 pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which the Company operates. In response, many state and local governments, including the Commonwealth of Pennsylvania and the State of New Jersey, have instituted various emergency restrictions that continue to substantially limit the operation of non-essential businesses and the activities of individuals. These restrictions could result in significant adverse effects on our borrowers and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hotel, medical, leisure, hospitality and food and beverage industries, among many others, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions and communities in which we operate.

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

Our business depends on our ability to successfully measure and manage credit risk. We are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experience material disruption due to the COVID-19 pandemic, our borrowers may have difficulties in repaying their loans.  Governmental actions providing payment relief to borrowers affected by COVID-19 could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of troubled debt restructurings (“TDRs”) and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the FRB lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in certain sectors. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, and financial condition.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on the stock price, business prospects, financial condition or results of operations of the Company. Any future development is highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described herein will be heightened.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the Paycheck Protection Program (“PPP”), which could have a material adverse impact on our business, financial condition and results of operations.

The Company is a participating lender in the PPP, a loan program administered through the SBA, which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. As of September 30, 2020, the Company obtained approval from the SBA for 255 PPP loans totaling $20.8 million for both existing and new customers, with an average loan size of approximately $81,000. The net deferred fee related to PPP loan origination totaled $609,000 at September 30, 2020. The Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which these loans were originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Risks Related to Our Business

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

A return to a recessionary period could negatively impact our customers in a manner that would adversely affect our results of operations and financial condition.  Volatility in the housing markets, real estate values and unemployment levels, and the deterioration of economic conditions in our market area, could affect our customers’ ability to repay loans and adversely affect our results of operations and future growth potential in the following ways:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for our products and services may decline;
•	The carrying value of our OREO may decline further; and
•	Collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

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

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2020, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans of $498.5 million, or 47.8 percent of total loans;

•	residential real estate loans of $242.1 million, or 23.2 percent of total loans;
•	commercial and industrial loans of $116.6 million, or 11.2 percent of total loans;
•	construction and development loans of $68.8 million, or 6.6 percent of total loans and
•	consumer loans of $30.7 million, or 2.9 percent of total loans.

Commercial real estate loans expose us to a greater risk of loss than do residential mortgage loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

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

The concentration of our commercial real estate loan portfolio subjects us to heightened regulatory scrutiny.

The FDIC, the FRB and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the joint guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors: (i) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300 percent or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

The Bank’s total reported loans for construction, land development and other land represented 38.0 percent of risk based capital at September 30, 2020 as compared to 24.7 percent of capital at September 30, 2019. This ratio is below the regulatory commercial real estate concentration guideline level of 100 percent for land and construction loans. The Bank’s total reported commercial real estate loans to total risk based capital was 335.8 percent at September 30, 2020, as compared to 331.5 percent of capital at September 30, 2019. This ratio is above the regulatory commercial real estate concentration guideline level of 300 percent for all investor real estate loans. The Bank’s commercial real estate portfolio has increased by 14.6 percent over the preceding 36 months.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgements about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. At September 30, 2020, our allowance for loan losses was 1.12 percent of total loans, and 1.14 percent of total loans less PPP loans, which do not require a specific reserve. Significant additions to our allowance could materially decrease our net income.

Strong competition within our market area could hurt our profits and slow our growth.

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

Operational, Compliance and Legal Risks

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of September 30, 2020, the fair value of our investment securities portfolio was approximately $47.1 million. We have historically adopted a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, the Current Expected Credit Loss (“CECL”), that will be effective for the Company and the Bank for fiscal years beginning on October 1, 2023.  The CECL standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Reforms to and uncertainty regarding the US Dollar London Interbank Offered Rate (“LIBOR”) may adversely affect the business.

In 2014, a committee of private-market participants and their regulators (as ex officio members) convened by the FRB, the Alternative Reference Rates Committee (“ARRC”), was created to identify an alternative reference interest rate to replace LIBOR. In 2017, the ARRC announced Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. Also in 2017, the Chief Executive of the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 3, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.

LIBOR is used as a reference rate for many of our transactions, which means it is the base on which relevant interest rates are determined. Transactions include those in which we lend and borrow money, and enter into derivatives to manage our or our customers’ risk. Risks related to transitioning instruments to a new reference rate or to how LIBOR is calculated and its availability include impacts on the yield on loans or securities held by us, amounts paid on securities we have issued, or amounts received and paid on derivative instruments we have entered into. The value of loans, securities, or derivative instruments tied to LIBOR and the trading market for LIBOR-based securities could also be impacted upon its discontinuance or if it is limited.

While we expect LIBOR to continue to be available in substantially its current form until the end of 2021 or shortly before that, it is possible that LIBOR quotes will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition. On November 30, 2020, ICE Benchmark Administration Limited, the administrator of LIBOR, announced that it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining LIBOR settings immediately following the LIBOR publication on June 30, 2023. The outcome of such consultation and its impact on LIBOR could materially affect the economics as well as the timing of the transition away from LIBOR.

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

In connection with adopting its 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5 percent for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5 percent for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax privilege periods ending on or after July 31, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, and the Company cannot yet fully evaluate the impact of the legislation on overall tax expense or the valuation of the DTA. It is likely that the Company will lose benefits of various tax management strategies and, as a result, the total tax expense will increase.

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

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to effectively manage and mitigate risk while minimizing exposure to potential losses. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

We could be adversely affected by failure in our internal controls.

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

       At September 30, 2020, the Bank owns and maintains the premises in which the headquarters and five full-service financial centers are located in Paoli, Malvern, Coventry, Berwyn and Lionville, Pennsylvania. The Bank also leases the following:  one financial center located in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one credit administrative office located in Quakertown, Pennsylvania; one private banking office located in Morristown, New Jersey; one private banking office located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office located in Allentown, Pennsylvania. The specific location of each of the offices are as follows:

Paoli Headquarters	42 East Lancaster Avenue, Paoli, PA 19301
Paoli Financial Center	34 East Lancaster Avenue, Paoli, PA 19301
Malvern Financial Center	100 West King Street, Malvern, PA 19355
Coventry Financial Center	1000 Ridge Road, Pottstown, PA 19465
Berwyn Financial Center	650 Lancaster Avenue, Berwyn, PA 19312
Lionville Financial Center	537 West Uwchlan Avenue, Downingtown, PA 19335
Glen Mills Financial Center	940 Baltimore Pike, Glen Mills, PA 19342
Villanova Private Banking Office	801 East Lancaster Avenue, Villanova, PA 19085
Quakertown Credit Administrative Office	2100 Quakertown Point Drive, Quakertown PA 18951
Morristown Private Banking Office Palm Beach Private Banking Office Wellington Representative Office Allentown Representative Office

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “MLVF”. As of September 30, 2020, the Company had 385 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

For the years ended September 30, 2020 and 2019, no cash dividends per share of common stock were declared by the Company.  It is our policy to retain earnings, if any, to provide funds for use on our business.  Although we have never declared or paid dividends on our common stock, our board of directors periodically reviews whether to declare or pay cash dividends taking into account, among other things, general business conditions, our financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as our board may deem relevant.

Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval. For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Supervision and Regulation—Dividend Limitations.”

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under our 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) as of September 30, 2020. The 2014 Plan permits the grant of equity awards and other awards, including stock options and restricted stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,830	$21.57	318,651
Equity compensation plans not approved by security holders	—	—	—
Total	25,830	$21.57	318,651

Information on Unregistered Sales and Stock Repurchases

There were no unregistered sales of the Company’s stock during the fourth quarter of 2020.

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020 to December 31, 2020. This repurchase authority may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. As of September 30, 2020, there were no shares remaining in the repurchase plan.  The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2020:

Maximum
			Total Number of Shares Purchased as	Number of Shares that
	Number of	Average Price	Part of Publicly	May yet be Purchased
	Shares	Paid Per	Announced Plans or	Under the Plan or
	Repurchased	Share	Programs	Program

July 1, 2020 to
July 31, 2020	-	$-	-	-
August 1, 2020 to
August 31, 2020	-	$-	-	-
September 1, 2020 to
September 30, 2020	-	$-	-	-
Total for the quarter ended September 30, 2020	-		-

Item 6.  Selected Financial Data.

This Item has been omitted based on the Company’s status as a smaller reporting company.

Item 7.  Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s financial condition and results of operations for the periods indicated. To fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

See the first page of this Annual Report on Form 10-K for information regarding forward-looking statements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to our audited consolidated financial statements contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves more complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

Impact of COVID-19

The Company continues to take the following significant steps to protect the health and well-being of its employees and clients and to assist clients who have been impacted by COVID-19.

•	Continuing limited lobby hours; prioritizing drive-thru and appointment banking.
•	High-risk designated hours offered to assist our high-risk clients.
•	Continuing to assist customers in the Paycheck Protection Program.
•	Continuing to provide payment deferrals and forbearances to business customers and mortgage customers that are experiencing hardship because of the crisis.

Paycheck Protection Program

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Section 4013 of the CARES Act, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”).

The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administrated directly by the Small Business Administration (“SBA”).

The Company started accepting and processing applications for loans under the PPP in early April 2020, when the program was officially launched by the SBA and Treasury Department under the CARES Act. As of September 30, 2020, the Company obtained approval from the SBA for 255 PPP loans totaling $20.8 million for both existing and new customers, with an average loan size of approximately $81,000. Commercial and industrial loans represented 100 percent of PPP loans at September 30, 2020.  These loans are expected to generate fee income of approximately $574,000 to be recognized over the life of the loans or when the loan is forgiven.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost.

As of September 30, 2020, the Company had adequate sources of liquidity (excluding the Company’s ability to participate in the Paycheck Protection Program Liquidity Facility).

Capital Strength

The Company’s capital ratios continue to exceed the highest required regulatory benchmark levels. As of September 30, 2020, common equity Tier 1 capital ratio was 14.25 percent, Tier 1 leverage ratio was 11.87 percent, Tier 1 risk-based capital ratio was 14.25 percent and the total risk-based capital ratio was 17.85 percent.

Deferral Requests

As of September 30, 2020, the Company had 43 COVID-19 loan modification agreements with respect to $147.9 million representing 14.2 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under the CARES Act Section 4013, and further details regarding these modifications are provided in the table below.  At January 15, 2020, the Company had 15 COVID-19-related modified loan deferrals totaling $71.3 million or 7.1% of total loans. Of the remaining $71.3 million deferrals, approximately $37.3 million or 52.3% of the deferrals are paying the contractual interest payments.  For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity will continue beyond fiscal year 2020.

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	134,488	498,538	12.90%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	146,041	700,548	14.01%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$147,925	$1,042,141	14.19%

Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Industries:
Hotel	6	$58,640	5.63%
Retail	9	28,315	2.72%
Office/Medical Office	1	6,927	0.66%
Fitness Centers	1	11,400	1.09%
Restaurants and food service	1	1,191	0.11%
Other	3	28,015	2.69%
Total Outstanding Exposure	21	$134,488	12.90%

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

Qualitative or environmental factors that may result in further adjustments to the quantitative analyses include items such as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, and value of underlying collateral. The total net adjustments due to all qualitative factors increased the allowance for loan losses by approximately $9.2 million and $6.7 million at September 30, 2020 and September 30, 2019, respectively.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Other Real Estate Owned

Assets acquired through foreclosure consist of OREO and financial assets acquired from debtors. OREO is carried at the lower of cost or fair value, less estimated selling costs. The fair value of OREO is determined using current market appraisals obtained from approved independent appraisers, agreements of sale, and comparable market analysis from real estate brokers, where applicable. Changes in the fair value of assets acquired through foreclosure at future reporting dates or at the time of disposition will result in an adjustment in assets acquired through foreclosure expense or net gain (loss) on sale of assets acquired through foreclosure, respectively.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2020, the Company had $16.3 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

Income Taxes

We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our DTAs, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for DTAs if, based on the available evidence, it is more likely than not that some portion of the recorded DTAs will not be realized in future periods. These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover DTAs, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions for taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our DTAs. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Realization of a DTA requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net DTA amounted to $3.5 million and $2.8 million at September 30, 2020 and at September 30, 2019, respectively. In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net DTA beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company did not have a DTA valuation allowance as of September 30, 2020 and September 30, 2019.

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

Other assets increased from $12.5 million at September 30, 2019 to $16.3 million at September 30, 2020 while other liabilities increased from $8.5 million at September 30, 2019 to $13.4 million at September 30, 2020 primarily due to the Bank’s commercial loan hedging program during fiscal 2020.

Results of Operations

Net income for the year ended September 30, 2020 was $3.6 million as compared to $9.3 million earned in fiscal 2019. Our net income for fiscal 2020 decreased by 61.4 percent compared to fiscal 2019.  For fiscal 2020, the fully diluted earnings per common share was $0.47 as compared with $1.22 per share in fiscal 2019.

The decreases in net income and diluted earnings per share were primarily due to higher loan loss provision expense necessitated by the COVID-19 pandemic and lower net interest income, as well as the partial charge-off of $2.3 million in the first fiscal quarter ended December 31, 2019 related to one commercial loan relationship and a partial charge-off of $2.9 million in the fourth fiscal quarter ended September 30, 2020 related to another separate commercial loan relationship.

For the year ended September 30, 2020, the Company’s return on average equity (‘‘ROAE’’) was 2.49 percent and its return on average assets (‘‘ROAA’’) was 0.29 percent. The comparable ratios for the year ended September 30, 2019 were ROAE of 6.78 percent and ROAA of 0.80 percent.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated.

Net Interest Income

	Year Ended September 30,
	2020			2019 (As Restated)
(In thousands)	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
Interest income:
Loans, including fees	$41,441	$(2,313)	(5.29)	$43,754	$6,712	18.12
Investment securities	1,172	(17)	(1.43)	1,189	(156)	(11.60)
Dividends, restricted stock	631	4	0.64	627	160	34.26
Interest-bearing cash accounts	1,063	(1,202)	(53.07)	2,265	909	67.04
Total interest income	44,307	(3,528)	(7.38)	47,835	7,625	18.96
Interest expense:
Deposits	12,846	(1,502)	(10.47)	14,348	5,148	55.96
Short-term borrowings	—	(7)	(100.00)	7	(61)	(89.71)
Long-term borrowings	2,898	25	0.87	2,873	493	20.71
Subordinated debt	1,531	(1)	(0.07)	1,532	5	0.33
Total interest expense	17,275	(1,485)	(7.92)	18,760	5,585	42.39
Net interest income	$27,032	$(2,043)	(7.03)	$29,075	$2,040	7.55

Net interest income is directly affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, which support those assets, as well as changes in the rates earned and paid.

Net interest income for the year ended September 30, 2020 decreased $2.1 million, or 7.0 percent, to $27.0 million, from $29.1 million for fiscal 2019. The Company’s net interest margin decreased twenty-six basis points to 2.30 percent in fiscal 2020 from 2.56 percent for the fiscal year ended September 30, 2019.  During fiscal 2020, our net interest margin was impacted by a decrease in the yield on interest-earning assets, as well as a decrease in the cost of deposits and borrowings.

The decrease in net interest income during fiscal 2020 was attributable in part to the continued decrease in short-term interest rates throughout 2020.  The Company experienced a decrease of $5.3 million in non-interest bearing deposits during fiscal 2020 and a decrease of $57.6 million in interest-bearing demand, savings, money market and time deposits during fiscal 2020.  During the fiscal year ended September 30, 2020, the Company’s net interest spread decreased by twenty-one basis points reflecting a forty-three basis points decrease in the average yield on interest-earning assets as well as a twenty-two basis points decrease in the average interest rates paid on interest-bearing liabilities.

For the fiscal year ended September 30, 2020, average interest-earning assets increased by $37.3 million to $1.2 billion, as compared with the fiscal year ended September 30, 2019. The fiscal 2020 change in average interest-earning asset volume was primarily due to increased loan volume. Average interest-bearing liabilities increased by $41.0 million in fiscal 2020 compared to fiscal 2019, due primarily to an increase in average interest-bearing deposits of $24.7 million and a $16.4 million increase in average borrowings.

The factors underlying the year-to-year changes in net interest income are reﬂected in the tables presented on page 34. The table on page 35 (Average Statements of Condition with Interest and Average Rates) shows the Company’s consolidated average balance of assets, liabilities and shareholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

Total Interest Income

Interest income for the year ended September 30, 2020 decreased by approximately $3.5 million or 7.4 percent as compared with the year ended September 30, 2019. This decrease was due primarily to a decrease in the rate earned on loans.

The average balance of the Company’s loan portfolio increased $48.3 million in fiscal 2020 to $1.03 billion from $977.9 million in fiscal 2019, primarily driven by an increase in commercial loans and residential loans.

The average loan portfolio represented approximately 87.5 percent of the Company’s interest-earning assets (on average) during fiscal 2020 and 86.1 percent for fiscal 2019.  Average investment securities decreased during fiscal 2020 by $5.1 million compared to fiscal 2019. The average yield on interest-earning assets decreased from 4.21 percent in fiscal 2019 to 3.78 percent in fiscal 2020.

Interest Expense

Interest expense for the year ended September 30, 2020 was principally impacted by rate related factors. The changes resulted in decreased expense of $1.5 million primarily due to a decrease in rates paid on interest bearing liabilities from fiscal 2019 to fiscal 2020.

The Company’s net interest spread, (i.e., the average yield on average interest-earning assets minus the average rate paid on interest-bearing liabilities) decreased twenty-one basis points to 2.09 percent in fiscal 2020 from 2.30 percent for the year ended September 30, 2019. The decrease in fiscal 2020 reflected a decrease between yields earned on interest-earning assets that exceeded the decrease in overall cost of funds.

The cost of total average interest-bearing liabilities decreased to 1.69 percent for the year ended September 30, 2020, a decrease of twenty-two basis points, from 1.91 percent for the year ended September 30, 2019.

Net Interest Margin

The following table quantiﬁes the impact on net interest income resulting from changes in average balances and average rates over the past two years. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Fiscal 2020/2019 Increase (Decrease) Due to Change in:
(In thousands)	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$2,161	$(4,474)	$(2,313)
Investment securities	(125)	108	(17)
Interest-bearing cash accounts	(159)	(1,043)	(1,202)
Dividends, restricted stock	79	(75)	4
Total interest-earning assets	1,956	(5,484)	(3,528)
Interest-bearing liabilities:
Money market deposits	48	(824)	(776)
Savings deposits	(1)	2	1
Certificates of deposit	(395)	(70)	(465)
Other interest-bearing deposits	605	(867)	(262)
Total interest-bearing deposits	257	(1,759)	(1,502)
Borrowings	496	(479)	17
Total interest-bearing liabilities	753	(2,238)	(1,485)
Change in net interest income	$1,203	$(3,246)	$(2,043)

The following table, ‘‘Average Statements of Condition with Interest and Average Rates’’ presents for the years ended September 30, 2020 and 2019, the Company’s average assets, liabilities and shareholders’ equity. The Company’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reﬂected.

	Year Ended September 30,
	2020			2019 (As Restated)
	Average Outstanding Balance	Interest Earned /Paid	Average Yield /Rate	Average Outstanding Balance	Interest Earned /Paid	Average Yield/ Rate
	(In thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$1,026,221	$41,441	4.04%	$977,876	$43,754	4.47%
Investment securities	43,237	1,172	2.71	48,327	1,189	2.46
Deposits in other banks	93,807	1,063	1.13	100,864	2,265	2.25
FHLB stock	10,089	631	6.25	8,954	627	7.00
Total interest earning assets(1)	1,173,354	44,307	3.78	1,136,021	47,835	4.21
Non-interest earning assets
Cash and due from banks	15,365			1,426
Bank owned life insurance	20,260			19,656
Other assets	28,133			20,627
Other real estate owned	5,796			4,510
Allowance for loan losses	(10,386)			(9,562)
Total non-interest earning assets	59,168			36,657
Total assets	$1,232,522			$1,172,678
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Money Market accounts	$280,427	$4,010	1.43%	$277,644	$4,786	1.72%
Savings accounts	42,983	50	0.12	43,587	49	0.11
Certificate accounts	244,980	5,262	2.15	263,086	5,727	2.18
Other interest-bearing deposits	294,523	3,524	1.20	253,936	3,786	1.49
Total deposits	862,913	12,846	1.49	838,253	14,348	1.71
Borrowed funds	162,109	4,429	2.73	145,749	4,412	3.03
Total interest-bearing liabilities	1,025,022	17,275	1.69	984,002	18,760	1.91
Non-interest bearing liabilities
Demand deposits	44,833			41,932
Other liabilities	18,150			9,024
Total non-interest-bearing liabilities	62,983			50,956
Shareholders’ equity	144,517			137,720
Total liabilities and shareholders’ equity	$1,232,522			$1,172,678
Net interest spread			2.09%			2.30%
Net interest margin			2.30%			2.56%
Net Interest income		$27,032			$29,075

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other (“non-interest”) income for each of the years in the two-year period ended September 30, 2020.

	Year Ended September 30,
	2020	2019	Increase (Decrease)	% Change
	(In thousands)
Service charges and other fees	$1,316	$1,796	$(480)	(26.73)%
Rental income-other	217	243	(26)	(10.70)
Net gains on sale of investments	330	28	302	1,078.57
Net gains on sale of loans	116	37	79	213.51
Earnings on bank-owned life insurance	509	488	21	4.30
Total other income	$2,488	$2,592	$(104)	(4.01)%

For the fiscal year ended September 30, 2020, total other income decreased $104,000 compared to the fiscal year ended September 30, 2019. This decrease was primarily a result of decreases of $480,000 in service charges and other fees, partially offset by increases of $302,000 in gain on sale of investments and $79,000 in gain on sale of loans.

The decrease in service charges and other fees during the fiscal year ended September 30, 2020 is primarily due to the recognition of approximately $428,000 less of net swap fees through the Bank’s commercial loan hedging program.

The increase on the sale of investments resulted from managing and optimizing normal portfolio activity, while the gain on sale of loans was a result of a strategic effort to originate and sell residential loans in the current low interest rate environment.

Other Expense

The following table presents the principal categories of other expense for each of the years in the two-year period ended September 30, 2020.

	Year Ended September 30,
	2020	2019	Increase (Decrease)	% Change
	(In thousands)
Salaries and employee benefits	$8,889	$8,541	$348	4.07%
Occupancy expense	2,309	2,256	53	2.35
Federal deposit insurance premium	155	221	(66)	(29.86)
Advertising	119	107	12	11.21
Data processing	1,105	1,024	81	7.91
Professional fees	1,995	1,799	196	10.89
Other real estate owned expense, net	88	192	(104)	(54.17)
Pennsylvania shares tax	678	431	247	57.31
Other operating expense	2,964	2,916	48	1.65
Total other expense	$18,302	$17,487	$815	4.66%

For the fiscal year ended September 30, 2020, total other expense increased $815,000, or 4.7 percent, compared to the fiscal year ended September 30, 2019.

This increase primarily reflects a $348,000 increase in salaries and employee benefits, a $247,000 increase in the Pennsylvania shares tax, and a $196,000 increase in professional fees.  These increases were partially offset by a $104,000 decrease in OREO expense, net, and a $66,000 decrease in the federal deposit insurance premium.

The increase in salaries and employee benefits during the fiscal year ended September 30, 2020 reflects normal increases to salary and benefits and additional hires to support overall franchise growth.

The increased Pennsylvania shares tax was due to the Bank not being subject to this tax until the second quarter of 2019.

The increase in professional fees was due to higher legal and professional services expenses of $182,000 and $160,000, respectively, partially offset by lower audit and accounting expenses of approximately $143,000.

The decrease in OREO expense, net, was due to successfully managing and leasing the space while actively working to dispose of the associated property.

The reduction in the federal deposit insurance premium resulted from the Deposit Insurance Fund reserve ratio exceeding the official required reserve ratio, which in turn generated credits to qualified participating banks. These credits have been fully utilized in fiscal 2020.

Financial Condition

Investment Portfolio

For the year ended September 30, 2020, the average volume of investment securities decreased by $5.1 million to approximately $43.2 million or 3.7 percent of average interest-earning assets, from $48.3 million or 4.3 percent of average interest-earning assets, in fiscal 2019. At September 30, 2020, the total investment portfolio amounted to $46.5 million, an increase of $5.6 million from September 30, 2019. The increase in the investment portfolio was primarily due to purchases of $30.1 million, partially offset by maturities, calls and principal repayments in the amount of $15.8 million and sales in the amount of $8.9 million during fiscal 2020. At September 30, 2020, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and equity securities.

During the year ended September 30, 2020, volume related factors decreased investment revenue by $125,000, while rate related factors increased investment revenue by $108,000. The yield on investments increased by twenty-five basis points to 2.71 percent from a yield of 2.46 percent during the year ended September 30, 2019. The investment revenue decreased in fiscal 2020 compared to fiscal 2019 due primarily to decreased average volume.

As of September 30, 2020, the estimated fair value of the available-for-sale securities disclosed below was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. As of September 30, 2020, the Company held five corporate securities and one single issuer trust preferred security which were in an unrealized loss position. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2020 represents other-than-temporary impairment.

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

For fiscal 2020, proceeds of available-for-sale investment securities sold amounted to approximately $8.9 million. There were gains of approximately $352,000 associated with these sales. For fiscal 2019, proceeds of available-for-sale investment securities sold amounted to approximately $2.1 million. Gross realized gains on investment securities sold amounted to approximately $28,000.

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

The table below illustrates the maturity distribution and weighted average yield for investment securities at September 30, 2020, based on a contractual maturity.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Available for Sale Securities:
U.S. government agencies and obligations	$—	—%	$—	—%	$—	—%	$5,025	1.50%	$5,025	$5,040	1.50%
State and municipal obligations	426	1.33	2,675	2.00	—	—	—	—	3,101	3,105	1.91
Single issuer trust preferred security	—	—	—	—	1,000	0.88	—	—	1,000	925	0.88
Corporate debt securities	—	—	3,500	0.62	16,009	5.05	1,500	3.75	21,009	20,948	4.22
Mutual fund	—	—	500	2.00	—	—	1,023	—	1,523	1,523	0.66
Total	$426	1.33%	$6,675	1.28%	$17,009	4.81%	$7,548	1.74%	$31,658	$31,541	3.29%
Held to Maturity Securities:
State and municipal obligations	$—	—%	$—	—%	$1,794	2.24%	$—	—%	$1,794	$1,923	2.24%
Corporate debt securities	—	—	3,498	3.82	—	—	—	—	3,498	3,758	3.82
Mortgage- backed securities	—	—	—	—	468	1.90	9,210	1.77	9,678	9,927	1.78
Total	$—	—%	$3,498	3.82%	$2,262	2.17%	$9,210	1.77%	$14,970	$15,608	2.31%
Total Investment Securities	$426	1.33%	$10,173	2.15%	$19,271	4.50%	$16,758	1.76%	$46,628	$47,149	2.98%

For information regarding the carrying value of the investment portfolio, see Note 7 and Note 13 of the Notes to the Consolidated Financial Statements.

The following table sets forth the carrying value of the Company’s investment securities, as of September 30, for each of the last two years.

	2020	2019
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies and obligations	$5,040	$3,000
State and municipal obligations	3,105	4,732
Single issuer trust preferred security	925	923
Corporate debt securities	20,948	9,506
Mutual fund	1,523	250
Total available-for-sale	$31,541	$18,411
Investment Securities Held-to-Maturity:
U.S. government agencies	$—	$1,000
State and municipal obligations	1,794	4,515
Corporate debt securities	3,498	3,608
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	9,678	13,362
Total held-to-maturity	$14,970	$22,485
Total investment securities	$46,511	$40,896

For additional information regarding the Company’s investment portfolio, see Note 7 and Note 13 of the Notes to the Consolidated Financial Statements.

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

At September 30, 2020, total gross loans amounted to $1.0 billion, an increase of $20.7 million or 2.0 percent as compared to September 30, 2019. At September 30, 2020, total net loans amounted to $1.0 billion, an increase of $18.9 million or 1.9 percent as compared to September 30, 2019.   For the year ended September 30, 2020, growth of $25.0 million in construction and development loans and $22.1 million in residential mortgage loans were partially offset by decreases of $21.8 million in commercial loans and $4.6 million in consumer loans. Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships. Total loan growth for the fiscal year ended September 30, 2020 included $20.8 million of PPP commercial and industrial loans.

The average balance of our total loans increased $48.3 million or 4.9 percent for the year ended September 30, 2020 as compared to September 30, 2019, while the average yield on loans decreased forty-three basis points to 4.04 percent in fiscal 2020 from 4.47 percent in fiscal 2019. During fiscal 2020 compared to fiscal 2019, the volume-related factors during the period contributed to an increase of interest income on loans of $2.2 million, while the rate-related changes decreased interest income by $4.5 million.

The following table presents information regarding the components of the Company’s loan portfolio (which does not include loans held for sale, except as noted below) on the dates indicated.

	September 30,
	2020	2019 (As Restated)	2018 (As Restated)	2017 (As Restated)	2016
	(In thousands)
Residential mortgage	$242,090	$220,011	$197,219	$192,500	$209,186
Construction and Development:
Residential and commercial	65,703	40,346	37,433	35,622	18,579
Land	3,110	3,420	9,221	18,377	10,013
Total construction and development	68,813	43,766	46,654	53,999	28,592
Commercial:
Commercial real estate	498,538	547,727	498,229	442,060	231,439
Farmland	7,517	7,563	12,066	1,723	—
Multi-family	67,767	62,884	45,102	39,768	19,515
Commercial and industrial	116,584	99,747	73,895	70,677	33,832
Other	10,142	4,450	6,164	4,160	4,947
Total commercial	700,548	722,371	635,456	558,388	289,733
Consumer:
Home equity lines of credit	17,128	19,506	14,884	16,509	19,757
Second mortgages	10,711	13,737	18,363	22,480	29,204
Other	2,851	2,030	2,315	2,570	1,914
Total consumer	30,690	35,273	35,562	41,559	50,875
Total loans	1,042,141	1,021,421	914,891	846,446	578,386
Deferred loan fees and costs, net	326	663	566	590	1,208
Allowance for loan losses	(11,623)	(10,095)	(9,021)	(8,405)	(5,434)
Loans receivable, net	$1,030,844	$1,011,989	$906,436	$838,631	$574,160

At September 30, 2020, our net loan portfolio totaled $1.0 billion or 85.1 percent of total assets.  Our principal lending activity has been the origination of residential, commercial and commercial real estate loans. Through our loan policy, we utilize strict underwriting guidelines maintain low average loan-to-value (“LTV”) ratios, and require maximum gross debt ratios and minimum debt coverage ratios. We have invested in software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance.

Loans are subject to federal and state law and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the FRB, legislative tax policies and governmental budgetary matters.

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

Residential Lending. Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2020, $242.1 million, or 23.3 percent, of our total loans in portfolio consisted of single-family residential mortgage loans.  During fiscal 2020, we had no charge-offs of residential loans, as compared to $17,000 of charge-offs of residential loans at fiscal 2019.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Federal Home Loan Mortgage Corporation (“Freddie Mac”) and The Federal National Mortgage Association (“Fannie Mae”). Applications for one- to four-family residential mortgage loans are taken by our loan origination officers  and are accepted at any of our banking offices and are then referred to the lending department at our Morristown office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three, five or seven years and then adjusts annually. However, due to the low interest rate environment and demand for fixed rate products, we have not originated a significant amount of ARM loans in recent years. At September 30, 2020, $78.3 million, or 32.4 percent, of our one- to four-family residential mortgage loans consisted of ARM loans.

In prior years, the Company purchased single-family residential mortgage loans and consumer loans from a network of mortgage brokers. The Company now has correspondent lending relationships, but the Bank independently underwrites these loans.

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

Construction and Development Loans. The amount of our outstanding construction and development loans in portfolio increased to $68.8 million or 6.6 percent of gross loans at September 30, 2020 from $43.8 million or 4.2 percent of total loans as of September 30, 2019. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction loans also include single-family residential construction loans which may if approved convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm” loans). During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed. On residential construction to perm loans the interest rate is as approved. Upon the earlier of the completion of construction or one year, these loans if approved by the appropriate approving authority convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans. During fiscal 2020, $33.8 million of construction and development loans were originated.

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

Our loan portfolio included six loans secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $3.1 million, constituting 0.3 percent of total loans, at September 30, 2020.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2020, approximately $488,000, or 4.2 percent, of our allowance for loan losses was attributed to construction and development loans. We had no construction and development loans that were non-performing at September 30, 2020 and at September 30, 2019. We had no construction and development loans that were performing TDRs at September 30, 2020 and at September 30, 2019.

Commercial Lending. At September 30, 2020, our loans secured by commercial real estate amounted to $498.5 million and constituted 47.8 percent of our gross loans at such date. During the year ended September 30, 2020, the commercial real estate loan portfolio decreased by $49.2 million, or 9.0 percent.  During fiscal 2020, we had $5.2 million partial charge-offs of commercial real estate loans, as compared to $1.4 million of charge-offs of commercial real estate loans for fiscal 2019.

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

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2020, there was $17.6 million of non-accruing commercial real estate mortgage loans and an aggregate of $29.5 million of our commercial real estate loans at such date were classified for regulatory reporting purposes as substandard.  As of September 30, 2020, $7.9 million, or 67.8 percent of our allowance for loan losses was allocated to commercial real estate mortgage loans. In addition, at each of September 30, 2020 and 2019 we had $5.8 million of OREO which was acquired from a foreclosure, or our acceptance of a deed-in-lieu of foreclosure, on a commercial real estate loan. As of September 30, 2020, our commercial real estate loans held in portfolio that were deemed performing troubled debt restructurings increased to $11.4 million from $9.7 million at September 30, 2019 primarily due to the additions of two commercial real estate loans with an aggregate outstanding balance of approximately $10.9 million partially offset by a charge-off of one commercial real estate loan with an outstanding balance of $9.2 million during the fiscal year 2020.

At September 30, 2020, our loan portfolio included 23 loans with an aggregate book value of $67.8 million secured by multi-family (more than four units) properties, constituting 6.5 percent of our gross loans at such date. As of September 30, 2020, we had no non-accruing multi-family loans.

At September 30, 2020, we had $126.7 million in commercial business loans (12.2 percent of gross loans outstanding) in portfolio, which includes $20.8 million of PPP loans that are 100% guaranteed by the U.S. government. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area. The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2020, we had no non-accruing other commercial loans in our loan portfolio. At such date, approximately $629,000 or 5.4 percent of the allowance for loan losses was allocated to commercial business loans.  At September 30, 2020 and 2019, we held no other commercial loans in portfolio that were deemed performing troubled debt restructurings.

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

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $30.7 million or 2.9 percent of our total loan portfolio at September 30, 2020. The largest components of our consumer loans are home equity lines of credit, which amounted to $17.1 million at September 30, 2020 and loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $10.7 million at September 30, 2020. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity lines of credit are variable rate loans tied to LIBOR, treasury, and prime rates. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 15 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that the maximum loan-to-value ratio on our home equity lines of credit is 80 percent, when the Bank has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 75 percent, when the Bank does not have the first mortgage. At September 30, 2020, the unused portion of our home equity lines of credit was $24.8 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.  In the year ended September 30, 2020, we charged-off $66,000 of consumer loans mostly consisting of home equity lines of credit, as compared to $82,000 of charge-offs, mostly consisting of second mortgage loans, during fiscal 2019. As of September 30, 2020, we had $254,000 of non-accruing second mortgage loans and $26,000 of non-accruing home equity lines of credit, representing a decrease of $9,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2019. At September 30, 2020, $1.2 million of our consumer loans were classified as substandard consumer loans. At September 30, 2020, an aggregate of $326,000 of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

The following table presents the contractual maturity of our loans held in portfolio at September 30, 2020. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	At September 30, 2020, Maturing
	In One Year or Less	After One Years Through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$708	$4,031	$237,351	$242,090
Construction and Development:
Residential and commercial	39,793	18,291	7,619	65,703
Land	—	1,809	1,301	3,110
Total construction and development	39,793	20,100	8,920	68,813
Commercial:
Commercial real estate	32,258	172,212	294,068	498,538
Farmland	3,650	992	2,875	7,517
Multi-family	15,651	12,839	39,277	67,767
Commercial and industrial	16,715	85,075	14,794	116,584
Other	4,395	5,600	146	10,141
Total commercial	72,669	276,718	351,160	700,547
Consumer:
Home equity lines of credit	—	1,300	15,828	17,128
Second mortgages	641	2,266	7,804	10,711
Other	1,268	1,307	277	2,852
Total consumer	1,909	4,873	23,909	30,691
Total	$115,079	$305,722	$621,340	$1,042,141
Loans with:
Fixed rates	$41,639	$200,508	$280,889	$523,036
Variable rates	73,440	105,214	340,451	519,105
Total	$115,079	$305,722	$621,340	$1,042,141

For additional information regarding loans, see Note 8 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“ALLL” or “allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such qualitative factors as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, value of underlying collateral, the level and trend of interest rates, and peer group statistics are also reviewed. At fiscal 2020 year-end, the level of the allowance, was $11.6 million as compared to a level of $10.1 million at September 30, 2019. The Company made loan loss provisions of $6.7 million in fiscal 2020 compared with $2.4 million in fiscal 2019. Provision expense was higher during the fiscal year ended September 30, 2020 due primarily to impacts of partial charge-offs recorded and due to economic uncertainties caused by COVID-19. For the quarter ended December 31, 2018, the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of 10 banks with similar asset size within the same general geographic area of Malvern Bank. This new factor, added during the quarter ended December 31, 2018, amounted to an additional $390,000 added to the provision for the period. The level of the allowance during the respective annual fiscal periods of 2020 and 2019 reﬂects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Company’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2020, the allowance amounted to 1.12 percent of total loans, and 1.14 percent of total loans less PPP loans, which do not require a reserve. In management’s view, the level of the allowance at September 30, 2020 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a ‘‘Forward Looking Statement’’ under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance remains an estimate, which is subject to signiﬁcant judgment and short-term change. The OCC, as an integral part of its examination process, periodically reviews the Company’s allowance. The OCC may require the Company to increase the allowance based on its analysis of information available to it at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting real estate in the Bank’s market areas and a deterioration of the economic climate, as well as, operating, regulatory and other conditions beyond the Company’s control. The allowance as a percentage of total loans amounted to 1.12 percent and 0.99 percent at September 30, 2020 and 2019, respectively. At September 30, 2020 the allowance amounted to 1.14 percent of total loans less PPP loans, which do not require a reserve. The increase in the allowance as a percent of gross loans reflects an increase in qualitative factors as a result of COVID-19 and the economic impact it could have on the Company’s loan portfolio.

Net charge-offs were $5.1 million in fiscal 2020, compared to net charge-offs of $1.3 million in fiscal 2019. Charge-offs were higher primarily in the commercial real estate portfolio segment in fiscal 2020 than in fiscal 2019 due to two commercial real estate loans partially charged-off by $5.2 million compared to one commercial real estate loan charged down by $1.2 million.

Five-Year Statistical Allowance for Loan Losses

The following table reﬂects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past ﬁve years.

	September 30,
	2020	2019 (As Restated)	2018 (As Restated)	2017 (As Restated)	2016
	(In thousands)
Average loans outstanding	$1,026,221	$977,876	$860,366	$740,646	$507,973
Total loans at end of period	$1,042,141	$1,021,421	$914,891	$846,446	$578,386
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$10,095	$9,021	$8,405	$5,434	$4,667
Charge-offs:
Residential mortgage	—	17	60	—	9
Construction and Development:
Residential and commercial	—	—	—	—	91
Commercial:
Commercial real estate	5,190	1,418	276	—	99
Commercial and industrial	—	—	45	—	—
Consumer:
Home equity lines of credit	62	—	—	—	—
Second mortgages	3	45	88	218	291
Other	1	37	2	5	70
Total charge-offs	5,256	1,517	471	223	560
Recoveries:
Residential mortgage	25	79	58	2	17
Construction and Development:
Residential and commercial	—	—	—	90	243
Commercial:
Commercial real estate	6	23	11	40	3
Commercial and industrial	2	4	4	9	3
Consumer:
Home equity lines of credit	1	1	1	18	1
Second mortgages	88	94	52	232	100
Other	2	11	7	12	13
Total recoveries	124	212	133	403	380
Net charge-offs (recoveries)	5,132	1,305	338	(180)	180
Provision for loan losses	6,660	2,379	954	2,791	947
Balance at end of year	$11,623	$10,095	$9,021	$8,405	$5,434
Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.50%	0.13%	0.04%	(0.02)%	0.04%
Allowance for loan losses as a percentage of total loans at end of year	1.12%	0.99%	0.99%	0.99%	0.94%

For additional information regarding loans, see Note 8 of the Notes to the Consolidated Financial Statements.

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2020		2019 (As Restated)		2018 (As Restated)		2017 (As Restated)		2016
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(In thousands)
Residential mortgage	$1,667	23.3%	$1,364	21.6%	$1,062	21.6%	$1,004	22.7%	$1,201	36.2%
Construction and Development:
Residential and commercial	465	6.3	523	3.9	393	4.1	523	4.2	199	3.2
Land loans	23	0.3	20	0.3	49	1.0	132	2.2	97	1.7
Commercial:
Commercial real estate	7,886	47.8	5,903	53.7	5,031	54.4	3,581	52.2	1,874	40.0
Farmland	47	0.7	49	0.7	66	1.3	9	0.2	—	—
Multi-family	511	6.5	369	6.2	232	4.9	224	4.7	109	3.4
Commercial and industrial	578	11.2	615	9.8	443	8.1	520	8.3	155	5.8
Other	51	1.0	21	0.4	24	0.7	21	0.5	3	0.9
Consumer:
Home equity lines of credit	130	1.6	122	1.9	82	1.6	90	2.0	116	3.4
Second mortgages	196	1.0	267	1.3	326	2.0	402	2.7	467	5.0
Other	29	0.3	23	0.2	51	0.3	27	0.3	34	0.4
Total allocated	11,583	100.0	9,276	100.0	7,759	100.0	6,533	100.0	4,255	100.0
Unallocated	40	—	819	—	1,262	—	1,872	—	1,179	—
Balance at end of period	$11,623	100.0%	$10,095	100.0%	$9,021	100.0%	$8,405	100.0%	$5,434	100.0%

In assessing the adequacy of the allowance, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of credit losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  At present, components of the commercial loan segments of the portfolio are new originations and the associated volumes continue to see increased growth.  At the same time, historical loss levels have decreased as factors in assessing the portfolio.  Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and a satisfactory period of ongoing repayment exists. Accruing loans past due 90 days or more are generally well secured and in the process of collection. For additional information regarding loans, see Note 8 of the Notes to the Consolidated Financial Statements.

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Company’s general policy to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modiﬁed terms. For additional information regarding loans, see Note 8 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and troubled debt restructurings.

	At September 30,
	2020	2019	2018	2017	2016
	(In thousands)
Non-accrual loans	$19,870	$1,821	$2,687	$1,038	$1,617
Accruing loans past due 90 days or more	58	502	374	173	696
Total non-performing loans	19,928	2,323	3,061	1,211	2,313
Other real estate owned	5,796	5,796	—	—	—
Total non-performing assets	$25,724	$8,119	$3,061	$1,211	$2,313
Troubled debt restructured loans — performing	$13,418	$12,170	$18,640	$2,238	$2,039

At September 30, 2020, non-performing assets totaled $25.7 million, or 2.12 percent of total assets, as compared with $8.1 million, or 0.64 percent, at September 30, 2019. The increase in non-accrual loans was primarily due to additions of three commercial real estate loans totaling $17.6 million, four residential mortgage loans totaling $617,000, and two second mortgage consumer loans totaling $64,000. Subsequent to the fiscal year ended September 30, 2020, a $6.7 million non-accrual TDR commercial loan was returned to accruing status on January 4, 2021. The loan is performing in accordance with its modified terms and has a positive payment history. Had this occurred prior to September 30, 2020, it would have reduced non-accrual loans from $19.9 million to $13.2 million and total non-performing assets from $25.7 million to $19.1 million.

TDR loans totaled $21.7 million and $13.3 million at September 30, 2020 and at September 30, 2019, respectively. A total of $13.4 million and $12.2 million of TDR loans were performing pursuant to the terms of their respective modifications at September 30, 2020 and September 30, 2019, respectively. At September 30, 2020, eight TDR loans with an outstanding balance of approximately $8.3 million, were deemed non-performing, while four TDR loans with an outstanding balance of approximately $1.1 million, were deemed non-performing at September 30, 2019. The performing TDR loans increased by $1.2 million at September 30, 2020 compared to September 30, 2019 primarily due to two commercial real estate loan and one residential loan with an aggregate outstanding balance of approximately $10.9 million and $203,000, respectively, moving to TDR status partially offset by a full charge-off of one commercial real estate loan and a payoff of one residential loan with an aggregate outstanding balance of approximately $9.2 million and $23,000, respectively, during fiscal 2020.

Provision for Income Taxes

The Company recorded $957,000 in income tax expense in fiscal 2020 compared to $2.5 million in income tax expense in fiscal 2019. The effective tax rates for the Company for the years ended September 30, 2020 and 2019 were 21.0 percent and 20.9 percent, respectively. For a more detailed description of income taxes see Note 14 of the Notes to Consolidated Financial Statements.

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

The Company’s interest rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (“RSA”) and rate sensitive liabilities (“RSL”). For example, a short-funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, an RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset-sensitive position and a ratio less than 1 indicates a liability-sensitive position.

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

At September 30, 2020, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.40:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low throughout 2020, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2020, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2020, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(In thousands)
Interest-earning assets(1):
Loans receivable(2)	$347,782	$86,120	$258,082	$243,886	$86,401	$1,022,271
Investment securities and restricted securities	15,934	1,183	4,828	19,570	14,618	56,133
Other interest-earning assets	45,053	—	—	—	—	45,053
Total interest-earning assets	408,769	87,303	262,910	263,456	101,019	1,123,457
Interest-bearing liabilities:
Demand and NOW accounts	13,214	13,214	52,857	52,857	171,540	303,682
Money market accounts	28,031	28,031	112,125	108,877	647	277,711
Savings accounts	1,957	1,957	7,829	7,829	25,500	45,072
Certificate accounts	102,525	56,483	35,892	17,241	1,878	214,019
Borrowings	94,225	20,000	44,776	—	—	159,001
Total interest-bearing liabilities	239,952	119,685	253,479	186,804	199,565	999,485
Interest-earning assets less interest- bearing liabilities	$168,817	$(32,382)	$9,431	$76,652	$(98,546)	$123,972
Cumulative interest-rate sensitivity gap(3)	$168,817	$136,435	$145,866	$222,518	$123,972
Cumulative interest-rate gap as a percentage of total assets at September 30, 2020	13.93%	11.26%	12.03%	18.36%	10.23%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2020	170.35%	137.94%	123.79%	127.82%	112.40%

(1)

Interest-earning assets are included in the period in which the balances are expected to be redeployed and /or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable excludes non-accrual loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loans fees.
(3)	Interest-rate sensitivity gap represents the net cumulative difference between interest-earning assets and interest-bearing liabilities.

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

The table below sets forth as of September 30, 2020 and 2019 the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2020			As of September 30, 2019
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(In thousands)
+300	$157,804	$3,988	3%	$166,280	$(4,588)	(3)%
+200	161,245	7,429	5	170,385	(483)	—
+100	160,495	6,679	4	172,926	2,058	1
0	153,816	—	—	170,868	—	—
-100	160,762	6,946	5	164,043	(6,825)	(4)

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2020.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(In thousands)
200	$31,621	$2,938	10.24%
100	30,283	1,600	5.58
Static	28,683	—	—
(100)	27,738	(945)	(3.29)

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

Impact of Inflation and Changing Prices

The financial statements and notes thereto presented elsewhere herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations; unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

At September 30, 2020, the Company had $61.4 million in cash and cash equivalents compared to $153.5 million at September 30, 2019. The decrease in cash and cash equivalents year over year was strategic to better match funding expectations and improve the margin. In addition, our investment securities available-for-sale amounted to $31.5 million at September 30, 2020 and $18.4 million at September 30, 2019.

Deposits

Total deposits decreased to $890.9 million at September 30, 2020 from $953.8 million at September 30, 2019. Total interest-bearing deposits decreased from $898.1 million at September 30, 2019 to $840.5 million at September 30, 2020, a decrease of $57.6 million or 6.4 percent. Time deposits $100,000 and over decreased $57.7 million at September 30, 2020 as compared to September 30, 2019, and represented 16.2 percent of total deposits at September 30, 2020 compared to 21.1 percent at September 30, 2019. We had brokered deposits totaling $31.1 million at September 30, 2020 compared to $73.1 million at September 30, 2019.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. The reductions in deposits are in line with the Bank’s overall funding strategy to reduce excess on balance sheet cash and better match funding needs along with improvement in the deposit mix with the reduction of wholesale certificates of $14.8 million and reduction of money market public fund deposits of $58.5 million. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base which in turn will allow the Company to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by interest rates with percentages to total deposits at September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(In thousands)
Balances by types of deposit:
Savings	$45,072	5.0%	$41,875	4.4%	$3,197
Money market accounts	277,711	31.2	276,644	29.0	1,067
Interest bearing demand	303,682	34.1	302,039	31.7	1,643
Non-interest bearing demand	50,422	5.7	55,684	5.8	(5,262)
	$676,887	76.0	$676,242	70.9	$645
Certificates of deposit	214,019	24.0	277,569	29.1	(63,550)
Total	$890,906	100.0%	$953,811	100.0%	$(62,905)

At September 30, 2020, our certificates of deposit and other time deposits with a balance of $100,000 or more amounted to $145.7 million, of which $118.8 million are scheduled to mature within twelve months. At September 30, 2020, the weighted average remaining maturity of our certificate of deposit accounts was 11.8 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $100,000 or more at September 30, 2020.

Amount
(In thousands)
Maturity Period:
Three months or less	$47,214
Over three months through six months	35,688
Over six months through twelve months	35,905
Over twelve months	26,853
Total	$145,660

Borrowings

Borrowings from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2020 and 2019, the Company’s outstanding balance of FHLB advances, totaled $130.0 million and $133.0 million, respectively. Of the $130.0 million in advances as of September 30, 2020, $40.0 million represents long-term, fixed-rate advances maturing in 2021 and 2022 that have terms enabling the FHLB to call the borrowing at its option prior to maturity. At September 30, 2020, there were three short-term FHLB advances totaling $90.0 million of fixed-rate borrowing with rollover of 90 days.

During both fiscal 2020 and 2019, the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source. The Company has a secured borrowing agreement with a third party based on two loans totaling $4.2 million and $4.3 million at September 30, 2020 and 2019, respectively. The Company originated $1.3 million of the secured borrowing agreement on April 20, 2017 with a 4 month maturity and interest rate of 3.875%, and $3.0 million of the secured borrowing agreement on August 15, 2017 with an 18 month maturity and an interest rate of 4.25%. Subsequent to September 30, 2020, the two loan participation agreements were extinguished and are no longer secured borrowings.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the year ended September 30, 2020, cash and cash equivalents decreased by $92.1 million from the balance at September 30, 2019. Net cash of $11.7 million was provided by operating activities in fiscal 2020 compared to net cash of $10.2 million provided by operating activities in fiscal 2019. Net cash used in investing activities amounted to approximately $35.3 million in fiscal 2020 compared to net cash used in investing activities of approximately $103.1 million in fiscal 2019. Net cash of $68.5 million was used in financing activities in fiscal 2020 compared to net cash of $215.6 million provided by financing activities in fiscal 2019.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In thousands)
Commitments to extend credit:(1)
Future loan commitments	$7,687	$40,976
Undisbursed construction loans	24,551	27,645
Undisbursed home equity lines of credit	24,751	21,447
Undisbursed commercial lines of credit	81,363	88,164
Overdraft protection lines	1,362	1,363
Standby letters of credit	9,074	11,589
Total commitments	$148,788	$191,184

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Shareholders’ Equity

Total shareholders’ equity amounted to $143.6 million, or 11.8 percent of total assets, at September 30, 2020, compared to $142.5 million, or 11.2 percent of total assets at September 30, 2019. Book value per common share was $18.86 at September 30, 2020, compared to $18.35 at September 30, 2019.

Capital

Malvern Bank’s capital ratios as of September 30, 2020 and September 30, 2019 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$158,532	13.03%	$48,685	4.00%	$60,856	5.00%	$97,676	8.03%
Common equity Tier 1 (to risk-weighted assets)	$158,532	15.65	45,591	4.50	65,854	6.50	92,678	9.15
Tier 1 risk-based capital (to risk-weighted assets)	$158,532	15.65	60,788	6.00	81,051	8.00	77,481	7.65
Total risk-based capital (to risk-weighted assets)	$170,237	16.80	81,051	8.00	101,314	10.00	68,923	6.80
As of September 30, 2019 (As Restated):
Tier 1 leverage (core) capital (to adjusted tangible assets)	$153,086	12.19%	$50,226	4.00%	$62,783	5.00%	$90,303	7.19%
Common equity Tier 1 (to risk-weighted assets)	$153,086	15.32	44,980	4.50	64,972	6.50	88,114	8.82
Tier 1 risk-based capital (to risk-weighted assets)	$153,086	15.32	59,974	6.00	79,965	8.00	73,121	7.32
Total risk-based capital (to risk-weighted assets)	$163,253	16.33	79,965	8.00	99,957	10.00	63,296	6.33

Malvern Bancorp’s capital ratios as of September 30, 2020 and September 30, 2019 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$144,638	11.87%	$48,743	4.00%	$60,929	5.00%	$83,709	6.87%
Common equity Tier 1 (to risk-weighted assets)	$144,638	14.25	$45,660	4.50	$65,954	6.50	$78,684	7.75
Tier 1 risk-based capital (to risk-weighted assets)	$144,638	14.25	$60,880	6.00	$81,174	8.00	$63,464	6.25
Total risk-based capital (to risk-weighted assets)	$181,119	17.85	$81,174	8.00	$101,467	10.00	$79,652	7.85
As of September 30, 2019 (As Restated):
Tier 1 leverage (core) capital (to adjusted tangible assets)	$142,508	11.34%	$50,263	4.00%	$62,828	5.00%	$79,680	6.34%
Common equity Tier 1 (to risk-weighted assets)	$142,508	14.24	45,031	4.50	65,044	6.50	77,464	7.74
Tier 1 risk-based capital (to risk-weighted assets)	$142,508	14.24	60,041	6.00	80,054	8.00	62,454	6.24
Total risk-based capital (to risk-weighted assets)	$177,293	17.72	80,054	8.00	100,068	10.00	77,225	7.72

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Malvern Bancorp, Inc. and Subsidiaries (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. We have also audited the Company’s internal control over financial as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the following:

1) the Company’s ineffective design and operation of policies and procedures with respect to the  review of certain loan participation contracts, and changes to recourse provisions therein;

2) the Company’s annual and quarterly financial reporting process of analyzing certain necessary information in order to adequately evaluate and assess risk of impairment on a timely basis for COVID-19 modified loans.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements

Restatement of Previously Issued Financial Statements

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2019 consolidated financial statements to correct misstatements.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provides a reasonable basis for our opinions.

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

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2018.

Allentown, Pennsylvania

January 29, 2021

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2020	2019 (As Restated)
	(Dollars in thousands, except share data)
Assets
Cash and due from depository institutions	$16,386	$1,400
Interest bearing deposits in depository institutions	45,053	152,143
Cash and Cash Equivalents	61,439	153,543
Investment securities available for sale, at fair value (amortized cost of $31,658 and $18,522 at September 30, 2020 and 2019, respectively)	31,541	18,411
Investment securities held to maturity, at cost (fair value of $15,608 and $22,609 at September 30, 2020 and 2019, respectively)	14,970	22,485
Restricted stock, at cost	9,622	11,129
Loans receivable, net of allowance for loan losses of $11,623 and $10,095 at September 30, 2020 and 2019, respectively	1,030,844	1,011,989
Other real estate owned	5,796	5,796
Accrued interest receivable	3,677	4,253
Operating lease right-of-use-assets	2,638	—
Property and equipment, net	6,274	6,678
Deferred income taxes, net	3,476	2,840
Bank-owned life insurance	25,400	19,891
Other assets	16,344	12,482
Total Assets	$1,212,021	$1,269,497
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Deposits-noninterest-bearing	$50,422	$55,684
Deposits-interest-bearing	840,484	898,127
Total Deposits	890,906	953,811
FHLB advances	130,000	133,000
Secured borrowing	4,225	4,275
Subordinated debt	24,776	24,619
Advances from borrowers for taxes and insurance	1,741	1,761
Accrued interest payable	728	978
Operating lease liabilities	2,671	—
Other liabilities	13,424	8,545
Total Liabilities	1,068,471	1,126,989
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at September 30, 2020 and 7,782,258 and 7,765,395 shares issued and outstanding, respectively, at September 30, 2019	76	78
Additional paid-in-capital	85,127	84,783
Retained earnings	63,345	59,744
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,047)	(1,192)
Accumulated other comprehensive loss	(1,088)	(569)
Treasury stock, at cost: 194,516 shares and 16,863 shares at September 30, 2020 and September 30, 2019, respectively	(2,863)	(336)
Total Shareholders’ Equity	143,550	142,508
Total Liabilities and Shareholders’ Equity	$1,212,021	$1,269,497

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2020	2019 (As Restated)
	(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$41,441	$43,754
Investment securities, taxable	1,048	982
Investment securities, tax-exempt	124	207
Dividends, restricted stock	631	627
Interest-bearing cash accounts	1,063	2,265
Total Interest and Dividend Income	44,307	47,835
Interest Expense
Deposits	12,846	14,348
Short-term borrowings	—	7
Long-term borrowings	2,898	2,873
Subordinated debt	1,531	1,532
Total Interest Expense	17,275	18,760
Net Interest Income	27,032	29,075
Provision for Loan Losses	6,660	2,379
Net Interest Income after Provision for Loan Losses	20,372	26,696
Other Income
Service charges and other fees	1,316	1,796
Rental income	217	243
Net gains on sale and call of investments	330	28
Net gains on sale of loans	116	37
Earnings on bank-owned life insurance	509	488
Total Other Income	2,488	2,592
Other Expense
Salaries and employee benefits	8,889	8,541
Occupancy expense	2,309	2,256
Federal deposit insurance premium	155	221
Advertising	119	107
Data processing	1,105	1,024
Professional fees	1,995	1,799
Other real estate owned expense, net	88	192
Pennsylvania shares tax	678	431
Other operating expenses	2,964	2,916
Total Other Expenses	18,302	17,487
Income before income tax expense	4,558	11,801
Income tax expense	957	2,469
Net Income	$3,601	$9,332
Earnings Per Common Share:
Basic	$0.47	$1.22
Diluted	$0.47	$1.22
Weighted Average Common Shares Outstanding
Basic	7,597,528	7,638,866
Diluted	7,597,726	7,639,166

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2020	2019
Net Income	$3,601	$9,332
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding gains on available-for-sale securities	320	419
Tax effect	(67)	(88)
Net of tax amount	253	331
Reclassification adjustment for net gains arising during the period(1)	(330)	(28)
Tax effect	69	6
Net of tax amount	(261)	(22)
Adjustment for loss recorded on replacement of derivative	31	—
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	3	4
Tax effect	(1)	(1)
Net of tax amount	2	3
Fair value adjustment on derivatives	(681)	(1,855)
Tax effect	137	390
Net of tax amount	(544)	(1,465)
Total other comprehensive loss	(519)	(1,153)
Total comprehensive income	$3,082	$8,179

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended September 30, 2020 and 2019

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(In thousands, except share data)
Balance, October 1, 2018	$66	$61,099	$50,412	$(1,338)	$584	—	$110,823
Net Income	—	—	9,332	—	—	—	9,332
Other comprehensive loss	—	—	—	—	(1,153)	—	(1,153)
Treasury stock activity	—	—	—	—	—	(336)	(336)
Stock issuance (net issuance of proceeds of $25,000)	12	23,332	—	—	—	—	23,344
Committed to be released ESOP shares (14,400 shares)	—	143	—	146	—	—	289
Stock based compensation	—	209	—	—	—	—	209
Balance, September 30, 2019	$78	$84,783	$59,744	$(1,192)	$(569)	$(336)	$142,508
Net Income	—	—	3,601	—	—	—	3,601
Other comprehensive loss	—	—	—	—	(519)	—	(519)
Treasury stock activity	(2)	—	—	—	—	(2,527)	(2,529)
Committed to be released ESOP shares (14,400 shares)	—	91	—	145	—	—	236
Stock based compensation	—	253	—	—	—	—	253
Balance, September 30, 2020	$76	$85,127	$63,345	$(1,047)	$(1,088)	$(2,863)	$143,550

See notes to consolidated financial statements.

63

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2020	2019 (As Restated)
	(In thousands)
Cash Flows from Operating Activities
Net income	$3,601	$9,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	745	761
Provision for loan losses	6,660	2,379
Deferred income taxes (benefit) expense	(636)	231
ESOP expense	236	289
Stock based compensation	253	209
Amortization of premiums and discounts on investment securities, net	215	275
Amortization of loan origination fees and costs	513	183
Amortization of mortgage service rights	67	45
Amortization of subordinated debt issuance costs	157	158
Net gain on sale and call of investment securities available for sale	(330)	(28)
Net loss on sale of fixed assets	4	—
Net gain on disposal of fixed assets	(45)	—
Net gain on sale of secondary market loans	(116)	(37)
Proceeds on sale of secondary market loans	5,231	2,867
Originations of secondary market loans	(5,115)	(2,830)
Earnings on bank-owned life insurance	(509)	(488)
Decrease (increase) in accrued interest receivable	576	(453)
(Decrease) increase in accrued interest payable	(250)	194
Operating lease liability payments	(667)	—
Increase in other liabilities	7,550	6,630
Increase in other assets	(6,414)	(9,476)
Net Cash Provided by Operating Activities	11,726	10,241
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(30,146)	(17,890)
Sales	8,901	2,055
Maturities, calls and principal repayments	8,378	22,092
Investment securities held-to-maturity:
Maturities, calls and principal repayments	7,362	7,385
Proceeds from sale of loans	—	384
Net increase in loans	(26,028)	(114,295)
Purchase of bank-owned life insurance	(5,000)	—
Net decrease (increase) in restricted stock	1,507	(2,592)
Purchases of property and equipment	(300)	(258)
Net Cash Used in Investing Activities	(35,326)	(103,119)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(62,905)	179,648
Proceeds for long-term borrowings	25,000	70,000
Repayment of long-term borrowings	(28,000)	(55,000)
Repayment of other borrowed money	(50)	(2,525)
(Decrease) increase in advances from borrowers for taxes and insurance	(20)	456
Net proceeds from issuance of common stock	—	23,344
Acquisition of treasury stock	(2,529)	(336)
Net Cash (Used in) Provided by Financing Activities	(68,504)	215,587
Net (Decrease) Increase in Cash and Cash Equivalents	(92,104)	122,709
Cash and Cash Equivalent - Beginning	153,543	30,834
Cash and Cash Equivalent - Ending	$61,439	$153,543
Supplementary Cash Flows Information
Interest paid	$17,347	$18,386
Non-cash transfer to other real estate owned	$—	$5,796
Non-cash transfer of loans to loans held for sale	$—	$367
Income taxes paid	$1,477	$1,367
Impact of ASC 842 adoption:
Right-of-use asset	$3,279	$—
Operating lease liability	$3,279	$—

See notes to consolidated financial statements.

64

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one- to four-family residential real estate loans, construction and development loans, commercial business loans, home equity loans and lines of credit and other consumer loans, as well as investing in investment securities. We also maintain a portfolio of investment securities, primarily comprised of corporate bonds, mortgage-backed securities, U.S. agency and bank qualified municipal obligations. Malvern Bank now serves as one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity.

We derive substantially all of our income from our net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). The Bank’s revenues are derived principally from interest on loans and investment securities, loan commitment and customer service fees and our mortgage banking operation. Deposits serve as the primary source of funding for our interest-earning assets, but we also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, card income, including credit and debit card interchange fees, gift card fees, and other miscellaneous fees. In addition, the Bank generates additional non-interest revenue associated with residential loan origination and sale, back to back customer swaps, loan servicing, late fees and merchant services. The Bank’s primary expenses are interest expense on deposits and borrowings, provisions for loan losses and general operating expenses.

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its nine other banking locations in Chester and Delaware counties, Pennsylvania, Morristown, New Jersey, its New Jersey regional headquarters and Palm Beach, Florida. The Bank also maintains representative offices in Wellington, Florida and Allentown, Pennsylvania.  The Bank’s primary market niche is providing personalized service to its client base.

The Bank has the following subsidiary interests:

•

The Bank owns 100 percent of Malvern Insurance Associates, LLC (“Malvern Associates”), a Pennsylvania limited liability company.  Malvern Associates is a licensed insurance broker under Pennsylvania and New Jersey law.

•

Certain mortgage-backed securities of the Bank are held through Delaware statutory trusts, 5 percent of which are owned by the Bank and 95 percent of which are owned by Coastal Asset Management Co., a Delaware corporation which is wholly owned by the Bank.

•	The Bank owns 100 percent of Joliet 55 LLC., an Illinois limited liability company which holds an other real estate owned (“OREO”) asset.
•	The Bank owns a 10 percent non-controlling interest in Bell Rock Capital, LLC (“Bell Rock”), an investment advisor registered with the SEC.
•	The Bank owns a 3.39 percent interest in Bankers Settlement Services Capital Region, LLC, a Pennsylvania limited liability company which acts as a title insurance agent or agency.

The banking industry is highly regulated.  The Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”), and the Company is supervised by the Board of Governors of the Federal Reserve Board (the “FRB”).

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date and through the date these consolidated financial statements are being issued for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2020 and 2019 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of DTAs.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester County, Pennsylvania and Morris County, New Jersey. Our lending efforts are also focused in Bucks County, Montgomery County and Delaware County, which are also in southeastern Pennsylvania, New Jersey and the New York metropolitan marketplace. Note 7 discusses the types of investment securities that the Company invests in.  Note 8 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified portfolio, its debtor’s ability to honor their contracts is influenced by, among other factors, the region’s economy.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Under Section 4013 of the CARES Act, and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19, are not considered to be troubled debt restructurings (“TDRs”).  Some of the provisions applicable to the Company include, but are not limited to:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

•

Accounting for Loan Modifications – Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR.  The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who are current prior to any relief are not TDRs.  This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payments.  Loan modifications were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions working with customers affected by COVID-19 and therefore were not classified as TDRs.

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the CARES Act was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including estimates regarding expected credit losses on loans receivable, and other-than-temporary impairment of investment securities.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions and interest-bearing deposits.

The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available. Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank of Philadelphia in the amount of zero at September 30, 2020 and 2019.

Investment Securities

Held-to-maturity (“HTM”) are securities that includes debt securities that the Company has the positive intent and the ability to hold to maturity. These securities are reported at amortized cost and adjusted for unamortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2020 and 2019, the Company had no investment securities classified as trading. Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

In underwriting one- to four-family residential mortgage loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers reviewed and approved by the Bank’s third-party appraisal management companies. The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by The Federal Home Loan Mortgage Company, or Freddie Mac, and The Federal National Mortgage Association, or Fannie Mae.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Troubled Debt Restructurings

Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate.

We do not accrue interest on loans that were non-accrual prior to the TDR until they have performed in accordance with their restructured terms for a period of at least six months. We continue to accrue interest on troubled debt restructurings which were performing in accordance with their terms prior to the restructure and continue to perform in accordance with their restructured terms. Management evaluates the ALLL with respect to TDRs under the same policy and guidelines as all other performing loans are evaluated with respect to the ALLL.

In March 2020, various regulatory agencies, including the FRB and the FDIC issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19.  The interagency statement was effective immediately and impacted accounting for loan modifications.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other consideration set forth in the interagency statements were met.  Borrowers considered current were those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at December 31, 2019.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the previously established carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses from OREO.

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2020 and 2019, restricted stock consists of the common stock of the Federal Reserve Bank, FHLB and Atlantic Community Bankers Bank (“ACBB”).

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

During the years ended September 30, 2020 and 2019, there were net repurchases of restricted stock of $1.5 million and $2.6 million, respectively. Also, as of September 30, 2020 and 2019, the number of outstanding restricted shares was 122,177 and 137,148, respectively. There were approximately $631,000 and $627,000 of dividends on restricted stock received or recognized in income for fiscal years 2020 and 2019, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company accounts for certain participation interests in commercial loans receivable (loan participation agreements) sold as a sale of financial assets pursuant to ASC 860, Transfers and Servicing.  Loan participation agreements that meet the sale criteria under ASC 860 are derecognized from the Consolidated Statement of Financial Condition at the time of transfer. If the transfer of loans subject to loan participation does not meet the sale criteria or participating interest criteria under ASC 860, the transfer is accounted for as a secured borrowing and the loan is not de-recognized and a participating liability is recorded in the Consolidated Statements of Financial Condition.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $131,000 and $135,000 for fiscal 2020 and 2019, respectively.

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $784,000 and $875,000 at September 30, 2020 and 2019, respectively. Distributions from the Plan for each of the fiscal years 2020 and 2019 were approximately $94,000 and $100,000, respectively. The expense associated with the Plans was $4,000 for each of the years ended September 30, 2020 and 2019.

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

The Company recognized $371,000 and $795,000 of net swap fees through the Bank’s commercial loan hedging program during fiscal 2020 and fiscal 2019, respectively.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense was $119,000 and $107,000 in fiscal 2020 and 2019, respectively.

Income Taxes

DTAs and deferred tax liabilities (“DTLs”) are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and  interpretations used in determining the current and deferred income tax assets and liabilities.

A valuation allowance is required to be recognized if it is “more likely than not” that a portion of the DTAs will not be realized. The Company’s policy is to evaluate the DTA on a quarterly basis and record a valuation allowance for our DTA if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the DTA will be realized. The Company’s policy is to account for interest and penalties as components of income tax expense.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, investment securities, derivatives as well as revenue related to BOLI, sales of investment securities, rental income, and gain on sale of loans. Revenue-generating activities that are within the scope of ASC 606, which are presented in our consolidated statements of operations as components of other income include certain fees such as credit card fee income, DDA service and fee income, and debit card fees.

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated statements of financial condition.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated statement of financial condition. No loans were classified as held for sale as of September 30, 2020 and 2019.

Treasury stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Leases

           The Company accounts for its leases in accordance with FASB ASC 842 - Leases. Most of our leases are recognized on the consolidated statement of financial condition by recording a right-of-use asset and lease liability for each lease. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

As a lessee, the Company enters into operating leases for certain bank branches, office space, and office equipment. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments, which include renewal options where management is reasonably certain they will be exercised. The net present value is determined using the incremental borrowing rate based on the FHLB liquidity and funding rates at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability is amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements

Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. This ASU requires lessees to recognize a right-of-use (“ROU”) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors remains largely unchanged from current GAAP. This ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has applied the new transition method upon adoption. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which aligned the new lease guidance with the existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard. The Company adopted the guidance in these ASUs on October 1, 2019 and will not restate comparative periods. As a result, the Company recorded ROU assets and related lease liabilities of $3.3 million at October 1, 2019. At September 30, 2020 the Company had ROU assets and related lease liabilities of $2.7 million.

Recent Accounting Pronouncements Yet to Be Adopted

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Company, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict a new rate index replacement, but we anticipate will be the Secured Overnight Financing Rate (“SOFR”). The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Restatement of Previously Issued Consolidated Financial Statements

The consolidated financial statements for the year ended September 30, 2019 have been restated to reflect the correction of misstatements. We have also restated all amounts impacted within the Notes to the consolidated financial statements.

The prior period restatement is related to two commercial loan participation agreements that were partial participation sales, originated by Malvern Bank and sold to other financial institutions. Upon further review of the two agreements for compliance with FASB ASC 860-10-40, which relates to sale accounting treatment of participation interests, it was determined that the two agreements should have been recorded as secured borrowing arrangements. The related balance sheet adjustment for treating such participation interests as secured borrowing arrangements as of September 30, 2019 is to gross up “Loans Receivable” by approximately $4.3 million and to record a “Secured Borrowing” of approximately $4.3 million.

The related income statement adjustment for treating such participation interests as secured borrowing arrangements for the year ended September 30, 2019 is to increase interest income on loans and interest expense on long-term borrowings by approximately $180,000. Net income for the year ended September 30, 2019 does not change due to the adjustments.

The related statement of cash flows adjustment for treating such participation interests as secured borrowing arrangements for the year ended September 30, 2019 is to decrease the “Net increase on loans” and to increase the “Repayment of other borrowed money” by approximately $25,000, which is the change in balance of the secured borrowings from the year ended September 30, 2018 to the year ended September 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2019 (As Previously Reported on Form 10-K)	Adjustments	2019 (As Restated)
	(Dollars in thousands, except share data)
Assets
Cash and due from depository institutions	$1,400	$—	$1,400
Interest bearing deposits in depository institutions	152,143	—	152,143
Cash and Cash Equivalents	153,543	—	153,543
Investment securities available for sale, at fair value (amortized cost of $18,522)	18,411	—	18,411
Investment securities held to maturity, at cost (fair value of $22,609)	22,485	—	22,485
Restricted stock, at cost	11,129	—	11,129
Loans receivable, net of allowance for loan losses of $10,095	1,007,714	4,275	1,011,989
Other real estate owned	5,796	—	5,796
Accrued interest receivable	4,253	—	4,253
Property and equipment, net	6,678	—	6,678
Deferred income taxes, net	2,840	—	2,840
Bank-owned life insurance	19,891	—	19,891
Other assets	12,482	—	12,482
Total Assets	$1,265,222	$4,275	$1,269,497
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Deposits-noninterest-bearing	$55,684	$—	$55,684
Deposits-interest-bearing	898,127	—	898,127
Total Deposits	953,811	—	953,811
FHLB advances	133,000	—	133,000
Secured borrowing	—	4,275	4,275
Subordinated debt	24,619	—	24,619
Advances from borrowers for taxes and insurance	1,761	—	1,761
Accrued interest payable	978	—	978
Other liabilities	8,545	—	8,545
Total Liabilities	1,122,714	4,275	1,126,989
Commitments and Contingencies	—	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,782,258 and 7,765,395 shares issued and outstanding, respectively	78	—	78
Additional paid-in-capital	84,783	—	84,783
Retained earnings	59,744	—	59,744
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,192)	—	(1,192)
Accumulated other comprehensive loss	(569)	—	(569)
Treasury stock, at cost: 16,863 shares	(336)	—	(336)
Total Shareholders’ Equity	142,508	—	142,508
Total Liabilities and Shareholders’ Equity	$1,265,222	$4,275	$1,269,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2019 (As Previously Reported on Form 10-K)	Adjustments	2019 (As Restated)
		(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$43,574	$180	$43,754
Investment securities, taxable	982	—	982
Investment securities, tax-exempt	207	—	207
Dividends, restricted stock	627	—	627
Interest-bearing cash accounts	2,265	—	2,265
Total Interest and Dividend Income	47,655	180	47,835
Interest Expense
Deposits	14,348	—	14,348
Short-term borrowings	7	—	7
Long-term borrowings	2,693	180	2,873
Subordinated debt	1,532	—	1,532
Total Interest Expense	18,580	180	18,760
Net Interest Income	29,075	—	29,075
Provision for Loan Losses	2,379	—	2,379
Net Interest Income after Provision for Loan Losses	26,696	—	26,696
Other Income
Service charges and other fees	1,796	—	1,796
Rental income	243	—	243
Net gains on sale and call of investments	28	—	28
Net gains on sale of loans	37	—	37
Earnings on bank-owned life insurance	488	—	488
Total Other Income	2,592	—	2,592
Other Expense
Salaries and employee benefits	8,541	—	8,541
Occupancy expense	2,256	—	2,256
Federal deposit insurance premium	221	—	221
Advertising	107	—	107
Data processing	1,024	—	1,024
Professional fees	1,799	—	1,799
Other real estate owned expense, net	192	—	192
Pennsylvania shares tax	431	—	431
Other operating expenses	2,916	—	2,916
Total Other Expenses	17,487	—	17,487
Income before income tax expense	11,801	—	11,801
Income tax expense	2,469	—	2,469
Net Income	$9,332	$—	$9,332
Earnings Per Common Share:
Basic	$1.22	$—	$1.22
Diluted	$1.22	$—	$1.22
Weighted Average Common Shares Outstanding
Basic	7,638,866	—	7,638,866
Diluted	7,639,166	—	7,639,166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2019 (As Previously Reported on Form 10-K)	Adjustments	2019 (As Restated)
	(In thousands)
Cash Flows from Operating Activities
Net income	$9,332	$—	$9,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	761	—	761
Provision for loan losses	2,379	—	2,379
Deferred income taxes (benefit) expense	231	—	231
ESOP expense	289	—	289
Stock based compensation	209	—	209
Amortization of premiums and discounts on investment securities, net	275	—	275
Amortization of loan origination fees and costs	183	—	183
Amortization of mortgage service rights	45	—	45
Amortization of subordinated debt issuance costs	158	—	158
Net gain on sale and call of investment securities available for sale	(28)	—	(28)
Net gain on sale of secondary market loans	(37)	—	(37)
Proceeds on sale of secondary market loans	2,867	—	2,867
Originations of secondary market loans	(2,830)	—	(2,830)
Earnings on bank-owned life insurance	(488)	—	(488)
Decrease (increase) in accrued interest receivable	(453)	—	(453)
(Decrease) increase in accrued interest payable	194	—	194
Increase in other liabilities	6,630	—	6,630
Increase in other assets	(9,476)	—	(9,476)
Net Cash Provided by Operating Activities	10,241	—	10,241
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(17,890)	—	(17,890)
Sales	2,055	—	2,055
Maturities, calls and principal repayments	22,092	—	22,092
Investment securities held-to-maturity:
Maturities, calls and principal repayments	7,385	—	7,385
Proceeds from sale of loans	384	—	384
Net increase in loans	(114,320)	25	(114,295)
Net decrease (increase) in restricted stock	(2,592)	—	(2,592)
Purchases of property and equipment	(258)	—	(258)
Net Cash Used in Investing Activities	(103,144)	25	(103,119)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	179,648	—	179,648
Proceeds for long-term borrowings	70,000	—	70,000
Repayment of long-term borrowings	(55,000)	—	(55,000)
Repayment of other borrowed money	(2,500)	(25)	(2,525)
(Decrease) increase in advances from borrowers for taxes and insurance	456	—	456
Net proceeds from issuance of common stock	23,344	—	23,344
Acquisition of treasury stock	(336)	—	(336)
Net Cash (Used in) Provided by Financing Activities	215,612	(25)	215,587
Net (Decrease) Increase in Cash and Cash Equivalents	122,709	—	122,709
Cash and Cash Equivalent - Beginning	30,834	—	30,834
Cash and Cash Equivalent - Ending	$153,543	$—	$153,543
Supplementary Cash Flows Information
Interest paid	$18,386	$—	$18,386
Non-cash transfer to other real estate owned	$5,796	$—	$5,796
Non-cash transfer of loans to loans held for sale	$367	$—	$367
Income taxes paid	$1,367	$—	$1,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended September 30,
(In thousands)	2020	2019
Rental income	$217	$243
Net gains on sale and call of investments	330	28
Net gains on sale of loans	116	37
Earnings on bank-owned life insurance	509	488
Non-interest income within the scope of other GAAP topics	1,172	796
ATM fees	10	6
Credit card fee income	21	24
DDA fee income	79	132
DDA service fees	76	75
Debit card fees	245	251
Other loan fee income	621	1,036
Other fee income	257	238
Other non-interest income	7	34
Non-interest income from contracts with customers	$1,316	$1,796
Total Non-interest Income	$2,488	$2,592

The decrease in other loan fee income during the fiscal year ended September 30, 2020 is primarily due to greater activity and recognition of net swap fees through the Bank’s commercial loan hedging program during fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal year ended September 30, 2020, the Company issued stock options to purchase 7,000 shares of common stock, as well as 22,211 restricted shares, which are considered CSEs. For the fiscal year ended September 30, 2019, the Company issued stock options to purchase 7,000 shares of common stock, as well as 12,674 restricted shares, which are considered CSEs.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except share data)	2020	2019
Net Income	$3,601	$9,332
Weighted average shares outstanding	7,690,675	7,746,409
Average unearned ESOP shares	(93,147)	(107,543)
Basic weighted average shares outstanding	7,597,528	7,638,866
Plus: effect of dilutive options and restricted stock	198	300
Diluted weighted average common shares outstanding	7,597,726	7,639,166
Earnings per share:
Basic	$0.47	$1.22
Diluted	$0.47	$1.22

Note 6 – Employee Stock Ownership Plan

The Company established an ESOP for substantially all of its full-time employees. As of September 30, 2020, the current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5 percent, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During each of the years ended September 30, 2020 and 2019, there were 14,400 shares committed to be released.  At September 30, 2020, there were 85,965 unallocated shares and 173,253 allocated shares held by the ESOP.  The unallocated shares had an aggregate fair value of approximately $1.0 million at September 30, 2020.

Note 7 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at September 30, 2020 and 2019. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

Transfers of debt securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security. Premiums or discounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information related to the Company’s investment securities at September 30, 2020 and 2019.

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,025	$15	$—	$5,040
State and municipal obligations	3,101	4	—	3,105
Single issuer trust preferred security	1,000	—	(75)	925
Corporate debt securities	21,009	182	(243)	20,948
Mutual fund	1,523	—	—	1,523
Total	$31,658	$201	$(318)	$31,541
Investment Securities Held-to-Maturity:
U.S. government agencies	$—	$—	$—	$—
State and municipal obligations	1,794	129	—	1,923
Corporate debt securities	3,498	260	—	3,758
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	9,678	249	—	9,927
Total	$14,970	$638	$—	$15,608
Total investment securities	$46,628	$839	$(318)	$47,149

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,000	$—	$—	$3,000
State and municipal obligations	4,715	17	—	4,732
Single issuer trust preferred security	1,000	—	(77)	923
Corporate debt securities	9,557	181	(232)	9,506
Mutual fund	250	—	—	250
Total	$18,522	$198	$(309)	$18,411
Investment Securities Held-to-Maturity:
U.S. government agencies	$1,000	$—	$—	$1,000
State and municipal obligations	4,515	75	—	4,590
Corporate debt securities	3,608	182	—	3,790
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	13,362	3	(136)	13,229
Total	$22,485	$260	$(136)	$22,609
Total investment securities	$41,007	$458	$(445)	$41,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Investment Securities (Continued)

For fiscal 2020, proceeds of available-for-sale investment securities sold amounted to approximately $8.9 million. There were gains of approximately $352,000 associated with these sales. For fiscal 2019, proceeds of available-for-sale investment securities sold amounted to approximately $2.1 million and gross realized gains on investment securities sold amounted to approximately $28,000.

The varying amount of sales from the available-for-sale portfolio over the past few years reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Company to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Company has the flexibility to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2020 and 2019.

	September 30, 2020
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
Single issuer trust preferred security	$—	$—	$925	$(75)	$925	$(75)
Corporate debt securities	4,426	(74)	3,330	(169)	7,756	(243)
Total	$4,426	$(74)	$4,255	$(244)	$8,681	$(318)
Investment Securities Held-to-Maturity:
Mortgage-backed securities:
CMO, fixed-rate	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
Total investment securities	$4,426	$(74)	$4,255	$(244)	$8,681	$(318)

	September 30, 2019
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
Single issuer trust preferred security	$—	$—	$923	$(77)	$923	$(77)
Corporate debt securities	—	—	3,268	(232)	3,268	(232)
Total	$—	$—	$4,191	$(309)	$4,191	$(309)
Investment Securities Held-to-Maturity:
Mortgage-backed securities:
CMO, fixed-rate	$1,315	$(4)	$10,894	$(132)	$12,209	$(136)
Total	$1,315	$(4)	$10,894	$(132)	$12,209	$(136)
Total investment securities	$1,315	$(4)	$15,085	$(441)	$16,400	$(445)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Investment Securities (Continued)

As of September 30, 2020, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2020, the Company held five corporate securities and one single issuer trust preferred security which were in an unrealized loss position. As of September 30, 2019, the Company held two corporate securities, thirty-four mortgage-backed securities, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2020 represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $4.6 million and $6.4 million at September 30, 2020 and September 30, 2019, respectively, were pledged to secure public deposits. At September 30, 2020, no investment securities were pledged to secure hedges. Pledged investment securities having a carrying value of $4.0 million at September 30, 2019 were pledged to secure hedges. In addition, no investment securities were pledged to secure short-term borrowings of FHLB borrowings at September 30, 2020 and September 30, 2019.

The following table presents information for investment securities at September 30, 2020, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2020
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$426	$426
Due after one year through five years	6,675	6,509
Due after five years through ten years	17,009	17,072
Due after ten years	7,548	7,534
Total	$31,658	$31,541
Investment Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	3,498	3,758
Due after five years through ten years	1,794	1,923
Due after ten years	—	—
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	9,678	9,927
Total	$14,970	$15,608
Total investment securities	$46,628	$47,149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated:

	September 30,
	2020	2019 (As Restated)
	(In thousands)
Residential mortgage	$242,090	$220,011
Construction and Development:
Residential and commercial	65,703	40,346
Land	3,110	3,420
Total Construction and Development	68,813	43,766
Commercial:
Commercial real estate	498,538	547,727
Farmland	7,517	7,563
Multi-family	67,767	62,884
Commercial and industrial	116,584	99,747
Other	10,142	4,450
Total Commercial	700,548	722,371
Consumer:
Home equity lines of credit	17,128	19,506
Second mortgages	10,711	13,737
Other	2,851	2,030
Total Consumer	30,690	35,273
Total loans	1,042,141	1,021,421
Deferred loan fees and cost, net	326	663
Allowance for loan losses	(11,623)	(10,095)
Total loans receivable, net	$1,030,844	$1,011,989

Commercial and industrial loans include $20.8 million of PPP loans and the net deferred loan fees related to the PPP loans totaled $609,000 at September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2020 and 2019.

	Year Ended September 30, 2020
		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	—	—	—	(5,190)	—	—	—	—	(62)	(3)	(1)	—	(5,256)
Recoveries	25	—	—	6	—	—	2	—	1	88	2	—	124
Provisions	278	(58)	3	7,167	(2)	142	(39)	30	69	(156)	5	(779)	6,660
Ending Balance	$1,667	$465	$23	$7,886	$47	$511	$578	$51	$130	$196	$29	$40	$11,623
Ending balance: individually evaluated for impairment	$—	$—	$—	$808	$—	$—	$—	$—	$—	$81	$—	$—	$889
Ending balance: collectively evaluated for impairment	$1,667	$465	$23	$7,078	$47	$511	$578	$51	$130	$115	$29	$40	$10,734
Loans receivable:
Ending balance	$242,090	$65,703	$3,110	$498,538	$7,517	$67,767	$116,584	$10,142	$17,128	$10,711	$2,851		$1,042,141
Ending balance: individually evaluated for impairment	$3,388	$—	$—	$29,066	$—	$—	$—	$—	$26	$882	$—		$33,362
Ending balance: collectively evaluated for impairment	$238,702	$65,703	$3,110	$469,472	$7,517	$67,767	$116,584	$10,142	$17,102	$9,829	$2,851		$1,008,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2019 (As Restated)
		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	—	—	(1,418)	—	—	—	—	—	(45)	(37)	—	(1,517)
Recoveries	79	—	—	23	—	—	4	—	1	94	11	—	212
Provisions	240	130	(29)	2,267	(17)	137	168	(3)	39	(108)	(2)	(443)	2,379
Ending Balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Ending balance: individually evaluated for impairment	$—	$—	$—	$57	$—	$—	$—	$—	$—	$100	$—	$—	$157
Ending balance: collectively evaluated for impairment	$1,364	$523	$20	$5,846	$49	$369	$615	$21	$122	$167	$23	$819	$9,938
Loans receivable:
Ending balance	$220,011	$40,346	$3,420	$547,727	$7,563	$62,884	$99,747	$4,450	$19,506	$13,737	$2,030		$1,021,421
Ending balance: individually evaluated for impairment	$3,526	$—	$—	$9,707	$—	$—	$—	$—	$30	$728	$—		$13,991
Ending balance: collectively evaluated for impairment	$216,485	$40,346	$3,420	$538,020	$7,563	$62,884	$99,747	$4,450	$19,476	$13,009	$2,030		$1,007,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents impaired loans in portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2020 and 2019.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2020:
Residential mortgage	$—	$—	$3,388	$3,388	$3,598
Commercial:
Commercial real estate	11,267	808	17,799	29,066	36,945
Consumer:
Home equity lines of credit	—	—	26	26	30
Second mortgages	101	81	781	882	949
Total impaired loans	$11,368	$889	$21,994	$33,362	$41,522
September 30, 2019:
Residential mortgage	$—	$—	$3,526	$3,526	$3,713
Commercial:
Commercial real estate	9,176	57	531	9,707	9,707
Consumer:
Home equity lines of credit	—	—	30	30	32
Second mortgages	123	100	605	728	790
Total impaired loans	$9,299	$157	$4,692	$13,991	$14,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized year ended September 30, 2020 and 2019.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2020:
Residential mortgages	$3,506	$86
Construction and Development:
Land	—	—
Commercial:
Commercial real estate	14,218	235
Consumer:
Home equity lines of credit	28	—
Second mortgages	858	6
Other	—	—
Total	$18,610	$327

Year Ended September 30, 2019:
Residential mortgages	$3,575	$89
Construction and Development:
Land	46	2
Commercial:
Commercial real estate	11,251	304
Consumer:
Home equity lines of credit	35	—
Second mortgages	670	9
Other	7	—
Total	$15,584	$404

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2020 and 2019. The majority of movement in the special mention and substandard risk ratings was due to the impact of COVID-19. These loans continue to be monitored and the risk rating reviewed on an on-going basis.

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$238,610	$—	$3,480	$—	$242,090
Construction and Development:
Residential and commercial	65,703	—	—	—	65,703
Land	3,110	—	—	—	3,110
Commercial:
Commercial real estate	422,143	46,892	29,503	—	498,538
Farmland	7,517	—	—	—	7,517
Multi-family	58,285	9,482	—	—	67,767
Commercial and industrial	110,216	6,368	—	—	116,584
Other	10,142	—	—	—	10,142
Consumer:
Home equity lines of credit	16,969	—	159	—	17,128
Second mortgages	9,573	76	1,062	—	10,711
Other	2,851	—	—	—	2,851
Total	$945,119	$62,818	$34,204	$—	$1,042,141

	September 30, 2019 (As Restated)
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$216,376	$—	$3,635	$—	$220,011
Construction and Development:
Residential and commercial	40,346	—	—	—	40,346
Land	3,420	—	—	—	3,420
Commercial:
Commercial real estate	523,123	14,601	10,003	—	547,727
Farmland	7,563	—	—	—	7,563
Multi-family	62,483	401	—	—	62,884
Commercial and industrial	99,613	—	134	—	99,747
Other	4,450	—	—	—	4,450
Consumer:
Home equity lines of credit	19,385	—	121	—	19,506
Second mortgages	12,727	85	925	—	13,737
Other	2,030	—	—	—	2,030
Total	$991,516	$15,087	$14,818	$—	$1,021,421

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2020	2019
	(In thousands)
Residential mortgage	$2,036	$1,532
Commercial:
Commercial real estate	17,554	—
Consumer:
Home equity lines of credit	26	30
Second mortgages	254	259
Other	—	—
Total non-accrual loans	$19,870	$1,821

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. The increase in non-accrual loans was primarily due to additions of three commercial real estate loans totaling $17.6 million, four residential mortgage loans totaling $617,000, and two second mortgage consumer loans totaling $64,000. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $425,000 and $39,000 for fiscal 2020 and 2019, respectively. At September 30, 2020 and 2019 there were approximately $58,000 and $502,000, respectively, loans past due 90 days or more and still accruing interest. Subsequent to the fiscal year ended September 30, 2020, a $6.7 million non-accrual TDR commercial loan was returned to accruing status on January 4, 2021. The loan is performing in accordance with its modified terms and has a positive payment history. Had this occurred prior to September 30, 2020, it would have reduced non-accrual loans from $19.9 million to $13.2 million and total non-performing assets from $25.7 million to $19.1 million.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2020 and 2019.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2020:
Residential mortgage	$239,623	$68	$694	$1,705	$2,467	$242,090	$—
Construction and Development:
Residential and commercial	65,703	—	—	—	—	65,703	—
Land	3,110	—	—	—	—	3,110	—
Commercial:
Commercial real estate	498,227	—	—	311	311	498,538	—
Farmland	7,517	—	—	—	—	7,517	—
Multi-family	67,767	—	—	—	—	67,767	—
Commercial and industrial	116,584	—	—	—	—	116,584	—
Other	10,142	—	—	—	—	10,142	—
Consumer:
Home equity lines of credit	17,080	—	—	48	48	17,128	48
Second mortgages	10,325	157	33	196	386	10,711	10
Other	2,850	—	1	—	1	2,851	—
Total	$1,038,928	$225	$728	$2,260	$3,213	$1,042,141	$58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2019 (As Restated):
Residential mortgage	$219,062	$62	$381	$506	$949	$220,011	$207
Construction and Development:
Residential and commercial	40,346	—	—	—	—	40,346	—
Land	3,420	—	—	—	—	3,420	—
Commercial:
Commercial real estate	547,432	—	—	295	295	547,727	295
Farmland	7,563	—	—	—	—	7,563	—
Multi-family	62,884	—	—	—	—	62,884	—
Commercial and industrial	99,247	500	—	—	500	99,747	—
Other	4,450	—	—	—	—	4,450	—
Consumer:
Home equity lines of credit	19,506	—	—	—	—	19,506	—
Second mortgages	13,102	379	112	144	635	13,737	—
Other	2,030	—	—	—	—	2,030	—
Total	$1,019,042	$941	$493	$945	$2,379	$1,021,421	$502

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

The Company had twenty-six and twenty-four loans classified as TDRs with an aggregate outstanding balance of $21.7 million and $13.3 million at September 30, 2020 and 2019, respectively. At September 30, 2020, these loans were also classified as impaired. Eighteen of the TDR loans continue to perform under the restructured terms through September 30, 2020 and we continued to accrue interest on such loan through such date.

The increase in TDRs at September 30, 2020 compared to September 30, 2019 was primarily due to one residential loan and two commercial real estate loans with an aggregate outstanding balance of approximately $203,000, and $10.9 million respectively, moving to TDR status during fiscal 2020, partially offset by one residential mortgage loan paying off its balance of approximately $23,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $175,000 and $111,000 of residential real estate properties in the process of foreclosure at September 30, 2020 and 2019, respectively.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
At September 30, 2020:
Residential mortgage	17	$3,435	7	$1,617
Commercial:
Commercial real estate	5	18,091	1	6,652
Consumer
Second mortgages	4	161	—	—
Total	26	$21,687	8	$8,269
At September 30, 2019:
Residential mortgage	17	$3,372	4	$1,090
Commercial:
Commercial real estate	3	9,707	—	—
Consumer
Second mortgages	4	181	—	—
Total	24	$13,260	4	$1,090

The following table reports the performing status of all TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	September 30,
	2020		2019
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Residential mortgage	$1,818	$1,617	$2,282	$1,090
Commercial:
Commercial real estate	11,439	6,652	9,707	—
Consumer
Second mortgages	161	—	181	—
Total	$13,418	$8,269	$12,170	$1,090

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the new TDRs for the twelve months ended September 30, 2020 and 2019.

	September 30,
	2020			2019
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$207	$203	7	$1,664	$1,586
Commercial:
Commercial real estate	2	10,930	10,926	—	—	—
Consumer:
Second mortgages	—	—	—	2	97	92
Total	3	$11,137	$11,129	9	$1,761	$1,678

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
	2020	2019
	(In thousands)
Balance at beginning of year	$12,478	$8,691
New loans	2,073	10,191
Repayments	(818)	(6,404)
Balance at end of year	$13,733	$12,478

At September 30, 2020 and 2019, the Company was servicing loans for the benefit of others in the amounts of $20.1 million and $24.3 million, respectively.  A summary of mortgage servicing rights included within other assets in the consolidated statements of financial condition and the activity therein follows for the periods indicated:

	September 30,
	2020	2019
	(In thousands)
Balance at beginning of year	$178	$223
Amortization	(67)	(45)
Balance at end of year	$111	$178

For the fiscal year ended September 30, 2020 and 2019, the fair value of servicing rights was determined using a base discount rate between 11 percent and 12 percent. The fair market value is evaluated by a third-party vendor on a quarterly basis for impairment purposes only.  For the fiscal year ended September 30, 2020, we sold $5.2 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $116,000. For the year ended September 30, 2020, the Company only sold loans with servicing released.  For the fiscal year ended September 30, 2019, we sold $2.9 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $37,000.  For the year ended September 30, 2019, the Company only sold loans with servicing released.

No valuation allowance on servicing rights has been recorded at September 30, 2020 or 2019.

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19, are not considered to be troubled debt restructurings (“TDRs”). As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At September 30, 2020, the Company had 43 COVID-19 modified loan deferrals totaling approximately $147.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of these loans by loan segments as of September 30, 2020:

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	134,488	498,538	12.90%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	146,041	700,548	14.01%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$147,925	$1,042,141	14.19%

Note 9 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2020 and 2019:

		September 30,
	Estimated Useful Life (years)	2020	2019
		(In thousands)
Land	—	$707	$711
Building and improvements	10-39	11,909	11,742
Construction in process	—	6	16
Furniture, fixtures and equipment	3-7	5,852	5,709
		18,474	18,178
Accumulated depreciation		(12,200)	(11,500)
		$6,274	$6,678

Depreciation expense was approximately $745,000 and $761,000  for the years ended September 30, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2020 and 2019 consisted of the following:

	September 30,
	2020		2019
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(In thousands)
Balances by types of deposit:
Savings	$45,072	5.06%	$41,875	4.39%
Money market accounts	277,711	31.17	276,644	29.00
Interest bearing demand	303,682	34.09	302,039	31.67
Non-interest bearing demand	50,422	5.66	55,684	5.84
	676,887	75.98	676,242	70.90
Certificates of deposit	214,019	24.02	277,569	29.10
Total	$890,906	100.00%	$953,811	100.00%

The total amount of certificates of deposit of $250,000 and greater at September 30, 2020 and 2019 was $48.4 million and $63.5 million, respectively.  We had brokered deposits totaling $31.1 million and $73.1 million at September 30, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Deposits (Continued)

Interest expense on deposits consisted of the following for the years:

	September 30,
	2020	2019
	(In thousands)
Savings accounts	$51	$49
Money market accounts	4,010	4,352
Interest bearing demand	3,523	4,221
Certificates of deposit	5,262	5,726
Total deposits	$12,846	$14,348

The following is a schedule of certificates of deposit maturities.

September 30, 2020
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2021	$158,983
2022	27,050
2023	8,866
2024	10,925
2025	6,316
Thereafter	1,879
$214,019

Deposits from related parties held by the Company at September 30, 2020 and 2019 amounted to $35.9 million and $10.4 million, respectively.

Note 11 - Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $150.0 million, of which none was outstanding at September 30, 2020 or 2019.  The interest rate on the line of credit at September 30, 2020 and 2019 was 0.39 percent and 2.08 percent, respectively.

The summary of long-term borrowings as of September 30, 2020 and 2019 are as follows:

	September 30,
	2020		2019
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
	(In thousands)
Due by September 30:
2020	$—	—	$93,000	1.78
2021	110,000	0.76	20,000	1.79
2022	20,000	2.29	20,000	1.78
Total FHLB Advances	$130,000	0.99%	$133,000	1.78%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Borrowings (Continued)

At September 30, 2020, the Company had $130.0 million in outstanding long-term fixed rate FHLB advances and $364.9 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

During both fiscal 2020 and 2019, the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source. The Company has a secured borrowing agreement with a third party based on two loans totaling $4.2 million and $4.3 million at September 30, 2020 and 2019, respectively. The Company originated $1.3 million of the secured borrowing agreement on April 20, 2017 with a 4 month maturity and interest rate of 3.875%, and $3.0 million of the secured borrowing agreement on August 15, 2017 with an 18 month maturity with an interest rate of 4.25%. Subsequent to September 30, 2020, the two loan participation agreements were extinguished and are no longer secured borrowings.

Note 12 - Derivatives

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At September 30, 2020, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $974,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Derivatives (Continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of September 30, 2020 and 2019:

	September 30, 2020
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$—	$—	Other assets	$90,000	$1,291	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$45,162	$8,752	Other assets	$45,162	$8,756	Other liabilities

	September 30, 2019
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$35,000	$126	Other assets	$30,000	$736	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$29,916	$5,019	Other assets	$29,916	$5,018	Other liabilities

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$8,752	$—	$8,752	$—	$—	$8,752

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$10,047	$—	$10,047	$1,498	$12,857	$(4,308)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Derivatives (Continued)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,145	$—	$5,145	$173	$—	$4,972

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2019
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$5,754	$—	$5,754	$767	$2,754	$2,233

The tables below present the net gains (losses) recorded in accumulated other comprehensive (loss) income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended September 30, 2020 and 2019.

	For the Year Ended September 30, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(1,088)	$(437)
Total derivatives	$(1,088)	$(437)

	For the Year Ended September 30, 2019
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(1,557)	$298
Total derivatives	$(1,557)	$298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended September 30, 2020 and 2019.

	For the Year Ended September 30, 2020
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$(6)
Total		$(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended September 30, 2019
	Consolidated Statements of Operations	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$1
Total		$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Derivatives (Continued)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At September 30, 2020 and 2019, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at September 30, 2020 and 2019.  At September 30, 2020 and 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $12.9 million and $6.4 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 13 - Fair Value Measurements

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the years ended September 30, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Fair Value Measurements (Continued)

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2020 and 2019:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$5,040	$—	$5,040	$—
State and municipal obligations	3,105	—	3,105	—
Single issuer trust preferred security	925	—	925	—
Corporate debt securities	20,948	—	20,948	—
Mutual funds	1,523	1,023	—	500
Total investment securities available-for-sale	$31,541	$1,023	$30,018	$500

Derivative instruments	$8,752	$—	$8,752	$—

Liabilities:
Derivative instruments	$10,047	$—	$10,047	$—

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. treasury notes	$3,000	$—	$3,000	$—
State and municipal obligations	4,732	—	4,732	—
Single issuer trust preferred security	923	—	923	—
Corporate debt securities	9,506	—	9,506	—
Mutual funds	250	—	—	250
Total investment securities available-for-sale	$18,411	$—	$18,161	$250

Derivative instruments	$5,145	$—	$5,145	$—

Liabilities:
Derivative instruments	$5,754	$—	$5,754	$—

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2020 and September 30, 2019:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Fair Value Measurements (Continued)

Fair value measurements using significant unobservable inputs (Level 3)
(In thousands)
Balance, October 1, 2019	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	250
Transfers in and/or out of Level 3	-
Balance, September 30, 2020	$500

Fair value measurements using significant unobservable inputs (Level 3)
(In thousands)
Balance, October 1, 2018	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, September 30, 2019	$250

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

For assets measured at fair value on a nonrecurring basis in fiscal 2020 and fiscal 2019 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2020 and 2019:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$—	$—	$5,796
Impaired loans(1)	10,479	—	—	10,479
Total	$16,275	$—	$—	$16,275

	September 30, 2020
	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	10,479	Appraisal of Collateral(2)	Collateral discount(3)	0.0% - 15%/(14.4%)
Total	$16,275

(1)	Consisted of seven loans with an aggregate balance of $11.4 million and with $889,000 in specific loan loss allowance.

Note 13 - Fair Value Measurements (Continued)

(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$—	$—	$5,796
Impaired loans(1)	9,142	—	—	9,142
Total	$14,938	$—	$—	$14,938

	September 30, 2019
	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,142	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$14,938

(1)	Consisted of four loans with an aggregate balance of $9.3 million and with $157,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense

At September 30, 2020 and 2019, the Company did not have any additions to our mortgage servicing assets.  At September 30, 2020 the Company sold loans with servicing retained. At September 30, 2019, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2020 and 2019 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Fair Value Measurements (Continued)

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

Note 13 - Fair Value Measurements (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2020 and 2019 were as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2020:
Financial assets:
Cash and cash equivalents	$61,439	$61,439	$61,439	$—	$—
Investment securities available-for-sale	31,541	31,541	1,023	30,018	500
Investment securities held-to-maturity	14,970	15,608	—	15,608	—
Loans receivable, net (including impaired loans)	1,031,392	1,039,891	—	—	1,039,891
Accrued interest receivable	3,677	3,677	—	3,677	—
Restricted stock	9,622	9,622	—	9,622	—
Mortgage servicing rights (included in Other Assets)	111	111	—	111	—
Derivatives (included in Other Assets)	8,752	8,752	—	8,752	—
Financial liabilities:
Savings accounts	45,072	45,072	—	45,072	—
Checking and NOW accounts	354,104	354,104	—	354,104	—
Money market accounts	277,711	277,711	—	277,711	—
Certificates of deposit	214,019	217,212	—	217,212	—
Borrowings (excluding sub debt)	134,225	135,101	—	135,101	—
Subordinated debt	24,776	25,030	—	25,030	—
Derivatives (included in Other Liabilities)	10,047	10,047	—	10,047	—
Accrued interest payable	728	728	—	728	—

September 30, 2019 (As Restated):
Financial assets:
Cash and cash equivalents	$153,543	$153,543	$153,543	$—	$—
Investment securities available-for-sale	18,411	18,411	—	18,161	250
Investment securities held-to-maturity	22,485	22,609	—	22,609	—
Loans receivable, net (including impaired loans)	1,011,989	1,014,717	—	—	1,014,717
Accrued interest receivable	4,253	4,253	—	4,253	—
Restricted stock	11,129	11,129	—	11,129	—
Mortgage servicing rights (included in Other) Assets)	178	178	—	178	—
Derivatives (included in Other Assets)	5,145	5,145	—	5,145	—
Financial liabilities:
Savings accounts	41,875	41,875	—	41,875	—
Checking and NOW accounts	357,723	357,723	—	357,723	—
Money market accounts	276,644	276,644	—	276,644	—
Certificates of deposit	277,569	280,024	—	280,024	—
Borrowings (excluding sub debt)	137,275	137,820	—	137,820	—
Subordinated debt	24,619	24,471	—	24,471	—
Derivatives (included in Other Liabilities)	5,754	5,754	—	5,754	—
Accrued interest payable	978	978	—	978	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net DTA beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective.

Deferred income taxes at September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In thousands)
DTAs:
Allowance for loan losses	$2,855	$2,431
Non-accrual interest	29	84
Supplement Employer Retirement Plan	193	216
Federal and State net operating loss	—	56
Unrealized loss on investments available-for-sale	296	158
Depreciation	36	—
Lease liability	656	—
Other	88	45
Total DTAs	4,153	2,990
Valuation allowance for DTAs	—	—
Total DTAs, Net of Valuation Allowance	$4,153	$2,990
DTLs:
Unrealized gain on derivatives	—	—
Mortgage servicing rights	(27)	(46)
Right of use asset	(648)	0
Depreciation	—	(87)
Other	(2)	(17)
Total DTLs	(677)	(150)
DTAs, Net	$3,476	$2,840

Of these DTAs, the carryforward periods for certain tax attributes are as follows:

•

The Company has recorded state net operating loss carryforwards of approximately $12,000 and $3.0 million as of September 30, 2020 and 2019, respectively. These net operating losses will begin to expire in 2033.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Taxes (Continued)

Income tax expense for the fiscal years ended September 30, 2020 and 2019 was comprised of the following:

	September 30,
	2020	2019
	(In thousands)
Federal:
Current	$1,019	$1,579
Deferred	(335)	570
	684	2,149
State:
Current	435	228
Deferred	(162)	92
	273	320
Total income tax expense	$957	$2,469

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income for the fiscal years ended September 30, 2020 and 2019:

	September 30,
	2020		2019
	(In thousands)
Tax at statutory rate	$957	21.0%	$2,478	21.0%
Adjustments resulting from:
State tax, net of federal benefit	216	4.7	252	2.1
Tax-exempt interest	(59)	(1.3)	(53)	(0.4)
Earnings on bank-owned life insurance	(107)	(2.3)	(103)	(0.9)
Other	(50)	(1.1)	(105)	(0.9)
Total	$957	21.0%	$2,469	20.9%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities.  As of September 30, 2020 and 2019, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2017 to September 30, 2020.

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

Note 15 – Leases

          The Company determines if an arrangement is a lease at inception. The Company adopted the guidance of ASC 842 Leases and recorded ROU assets and related lease liabilities of $3.3 million at October 1, 2019. Operating leases are included in operating lease ROU assets and operating lease liabilities on our consolidated statements of financial condition. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, in order to determine the present value of future payments for office leases we used our incremental borrowing rate based on the FHLB liquidity and funding rates. Our lease terms may include options to extend when it is reasonably certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

           As of September 30, 2020, the Company leases one financial center located in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one private banking office in Morris County located in Morristown, New Jersey; one private banking office located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office located in Allentown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for two private banking office leases and two representative office leases whose terms are twelve months or less and are considered short-term leases. All of the financial center leases and two private banking office leases include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense for the fiscal years ended September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	In thousands
Operating lease cost	$698	$487
Finance lease cost	—	—
Short-term lease cost	104	65
Total	$802	$552

Supplemental information at and for September 30, 2020 and the fiscal year ended September 30, 2020 related to leases was as follows:

September 30, 2020
(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$2,638
Operating lease liabilities	$2,671
Weighted average remaining lease term	5.40 years
Weighted average discount rate	1.99%

Twelve Months Ended September 30, 2020
(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$667
ROU assets obtained in exchange for lease obligations	$3,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Leases (Continued)

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Years ended September 30:
2021	$601
2022	492
2023	474
2024	474
2025	477
Thereafter	269
Total lease payments	$2,787
Less: imputed interest	(116)
Total	$2,671

The Company receives rents from the lease of office and residential space owned by the Company. Rental income is included in Other Income.  Future minimum rental commitments under these leases are (In thousands):

Years ending September 30:
2021	$128
2022	95
2023	—
2024	—
2025	—
$223

Note 16 - Commitments and Contingencies

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At September 30, 2020 and 2019, the uncollateralized portion of the letters of credit extended by the Company was approximately $9.1 million and $11.6 million, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2020 or 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingencies (Continued)

At September 30, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2020	2019
	(In thousands)
Commitments to extend credit:
Future loan commitments	$7,687	$40,976
Undisbursed construction loans	24,551	27,645
Undisbursed home equity lines of credit	24,751	21,447
Undisbursed commercial lines of credit	22,918	27,782
Undisbursed commercial unsecured lines of credit	58,445	60,382
Overdraft protection lines	1,362	1,363
Standby letters of credit	9,074	11,589
Total Commitments	$148,788	$191,184

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

Note 17 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020 to December 31, 2020. This repurchase authority may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. During the fiscal year ended September 30, 2020, the Company purchased 177,653 shares of its common stock in the open market under the repurchase plan at an average cost of $14.23 per share. As of September 30, 2020, no shares remain available for issuance under the repurchase plan.

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Regulatory Matters (Continued)

and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Bank, a common equity Tier 1 capital ratio of 4.5 percent became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0 percent to 6.0 percent beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5 percent above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0 percent, (2) a Tier 1 capital ratio of 8.5 percent, and (3) a total capital ratio of 10.5 percent. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of September 30, 2020, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2020 and 2019:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2020:
Tier 1 Leverage (Core) Capital (to average assets)	$144,638	11.87%	$48,743	4.00%	$60,929	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	144,638	14.25%	45,660	4.50%	65,954	6.50%
Tier 1 Capital (to risk-weighted assets)	144,638	14.25%	60,880	6.00%	81,174	8.00%
Total Risk-Based Capital (to risk- weighted assets)	181,119	17.85%	81,174	8.00%	101,467	10.00%
As of September 30, 2019 (As Restated):
Tier 1 Leverage (Core) Capital (to average assets)	$142,508	11.34%	$50,263	4.00%	$62,828	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	142,508	14.24%	45,031	4.50%	65,044	6.50%
Tier 1 Capital (to risk-weighted assets)	142,508	14.24%	60,041	6.00%	80,054	8.00%
Total Risk-Based Capital (to risk- weighted assets)	177,293	17.72%	80,054	8.00%	100,068	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Regulatory Matters (Continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2020 and 2019:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2020:
Tier 1 Leverage (Core) Capital (to average assets)	$158,532	13.03%	$48,685	4.00%	$60,856	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	158,532	15.65%	45,591	4.50%	65,854	6.50%
Tier 1 Capital (to risk-weighted assets)	158,532	15.65%	60,788	6.00%	81,051	8.00%
Total Risk-Based Capital (to risk-weighted assets)	170,237	16.80%	81,051	8.00%	101,314	10.00%
As of September 30, 2019 (As Restated):
Tier 1 Leverage (Core) Capital (to average assets)	$153,086	12.19%	$50,226	4.00%	$62,783	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	153,086	15.32%	44,980	4.50%	64,972	6.50%
Tier 1 Capital (to risk-weighted assets)	153,086	15.32%	59,974	6.00%	79,965	8.00%
Total Risk-Based Capital (to risk-weighted assets)	163,253	16.33%	79,965	8.00%	99,957	10.00%

The following table presents a reconciliation of the Bank’s equity determined using GAAP and its regulatory capital amounts as of September 30, 2020 and 2019:

	September 30,
	2020	2019
	(In thousands)
Bank GAAP equity	$157,444	$152,517
Net unrealized loss on securities available for sale, net of income taxes	93	87
Net unrealized loss on derivatives, net of income taxes	995	482
Tangible Capital, Core Capital and Tier 1 Capital	158,532	153,086
Allowance for loan losses	11,705	10,167
Total Risk-Based Capital	$170,237	$163,253

Note 18 – Comprehensive Income

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30,
	2020	2019
	(In thousands)
Net unrealized holding losses on available-for- sale securities	$(118)	$(111)
Tax effect	25	24
Net of tax amount	(93)	(87)
Fair value adjustment on derivatives	(1,260)	(610)
Tax effect	265	128
Net of tax amount	(995)	(482)
Total accumulated other comprehensive loss	$(1,088)	$(569)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive loss and related tax effects are presented in the following table:

	Year Ended September 30,
	2020	2019
	(In thousands)
Net unrealized holding gains on available-for-sale securities	$320	$419
Net realized gain on securities available-for-sale	(330)	(28)
Adjustment for loss recorded on replacement of derivative	31	—
Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	3	4
Fair value adjustment on derivatives	(681)	(1,855)
Other comprehensive loss before taxes	(657)	(1,460)
Tax effect	138	307
Total other comprehensive loss	$(519)	$(1,153)

Note 19 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of September 30, 2020, there were 318,651 remaining shares available for future grants.

Restricted stock and option awards granted during fiscal 2020 vest in 20 percent increments beginning on the one- year anniversary of the grant date, and accelerate upon a change in control of the Company.  The options generally expire ten years from the date of grant.  All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting.  Shares of restricted stock have the same dividend and voting rights as common stock while options do not.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Equity Based Incentive Compensation Plan (Continued)

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

During fiscal 2020 and 2019, stock options covering a total 7,000 and 7,000 shares of common stock, respectively, were granted. During fiscal 2020 and 2019, stock options covering a total of zero and 4,166 shares of common stock, respectively, were forfeited.  Total compensation expense related to options granted under the 2014 Plan was approximately $29,000 for fiscal 2020 and $35,000 for fiscal 2019.

During fiscal 2020, 23,821 shares of restricted stock were awarded and 1,610 of those shares were forfeited. During fiscal 2019, 12,674 shares of restricted stock were awarded and 1,772 of those shares were forfeited.   The compensation expense related to restricted stock awards was approximately $225,000 for fiscal 2020 and $174,000 for fiscal 2019.

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

Stock Options

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2020 are as follows:

Weighted average fair value of awards	$4.72
Risk-free rate	1.22%
Dividend yield	—%
Volatility	19.86%
Expected life	6.5 years

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2019 are as follows:

Weighted average fair value of awards	$5.72
Risk-free rate	2.50%
Dividend yield	—%
Volatility	20.39%
Expected life	6.5 years

The following is a summary of currently outstanding options at September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	18,830	$22.05		$21,350
Granted	7,000	$20.28		$—
Exercised	—	$—		$—
Forfeited/cancelled/expired	—	$—		$—
Outstanding, end of year	25,830	$21.57	7.819	$—
Exercisable at end of year	8,140	$21.50	6.794	$—
Nonvested at end of year	17,690	$21.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Equity Based Incentive Compensation Plan (Continued)

The following is a summary of currently outstanding options at September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	15,996	$22.34		$41,490
Granted	7,000	$20.90		—
Exercised	—	—		—
Forfeited/cancelled/expired	(4,166)	$21.24		$4,120
Outstanding, end of year	18,830	$22.05	8.231	$21,350
Exercisable at end of year	4,370	$21.02	7.421	$8,632
Nonvested at end of year	14,460	$22.36

As of September 30, 2020, there was $84,000 of total unrecognized compensation cost related to non-vested options under the Plan.  The cost is expected to be recognized over a weighted average period of 3.20 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2020:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	18,493	$21.78
Granted	23,821	19.62
Vested	(10,051)	16.62
Forfeited/cancelled/expired	(1,610)	21.43
Outstanding, end of year	30,653	$21.98

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2019:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	14,340	$22.95
Granted	12,674	20.40
Vested	(6,749)	21.41
Forfeited/cancelled/expired	(1,772)	22.87
Outstanding, end of year	18,493	$21.78

As of September 30, 2020, there was $543,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.60 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125 percent fixed-to-floating rate subordinated notes due 2027 (the “Notes”). The Notes have a stated maturity of February 15, 2027, are redeemable, in whole or in part, on or after February 15, 2022, and at any time upon the occurrences of certain events. The Notes bear interest at a fixed rate of 6.125 percent per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s net subordinated debt totaled $24.8 million ($737,000 represent original debt issuance costs) at September 30, 2020.

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

Note 21 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2020	2019
	(In thousands)
Assets
Cash and Cash Equivalents	$8,411	$12,438
Investment in subsidiaries	157,444	152,517
Loans receivable, net	1,104	1,266
Other assets	1,536	1,116
Total Assets	$168,495	$167,337
Liabilities
Subordinated debt	$24,776	$24,619
Other borrowings	—	—
Accrued interest payable	196	196
Accounts payable	(27)	14
Total Liabilities	24,945	24,829
Shareholders’ Equity	143,550	142,508
Total Liabilities and Shareholders’ Equity	$168,495	$167,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Operations

	Year Ended September 30,
	2020	2019
	(In thousands)
Income
Interest income	$59	$67
Total Interest Income	59	67
Expense
Long-term borrowings	1,531	1,537
Total Interest Expense	1,531	1,537
Other operating expenses	375	582
Total Other Expenses	375	582
Total Expense	1,906	2,119
Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Expense	(1,847)	(2,052)
Equity in Undistributed Net Income of Subsidiaries	5,028	10,911
Income tax benefit	(420)	(473)
Net Income	$3,601	$9,332

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2020	2019
Net Income	$3,601	$9,332
Other Comprehensive (Loss) Income , Net of Tax:
Unrealized holding gains on available-for- sale securities	320	419
Tax effect	(67)	(88)
Net of tax amount	253	331
Reclassification adjustment for net gains arising during the period(1)	(330)	(28)
Tax effect	69	6
Net of tax amount	(261)	(22)
Adjustment for loss recorded on replacement of derivative	31	—
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	3	4
Tax effect	(1)	(1)
Net of tax amount	2	3
Fair value adjustment on derivatives	(681)	(1,855)
Tax effect	137	390
Net of tax amount	(544)	(1,465)
Total other comprehensive loss	(519)	(1,153)
Total comprehensive income	$3,082	$8,179

(1) Amounts are included in net gains on sales and calls of investments on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities
Net income	$3,601	$9,332
Undistributed net income of subsidiaries	(5,028)	(10,911)
ESOP expense	236	289
Stock based compensation	253	209
Amortization of subordinated debt issuance costs	157	158
Increase in other assets	(838)	(888)
Decrease in other liabilities	(41)	(20)
Net Cash Used in Operating Activities	(1,660)	(1,831)
Cash Flows from Investing Activities
Net decrease in loans	162	155
Net Cash Provided by Investing Activities	162	155
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	23,344
Cash contributed to the Bank	—	(10,000)
Acquisition of treasury stock	(2,529)	(336)
Repayment of other borrowed money	—	(2,500)
Net Cash (Used in) Provided by Financing Activities	(2,529)	10,508
Net (Decrease) Increase in Cash and Cash Equivalents	(4,027)	8,832
Cash and Cash Equivalents - Beginning	12,438	3,606
Cash and Cash Equivalents - Ending	$8,411	$12,438
Supplementary Cash Flows Information
Non-cash transfer of investment securities from Parent Company to Bank	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Quarterly Financial Information (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2020 and 2019.

	2020
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
		(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Total Interest and Dividend Income (1)	$10,340	$10,498	$11,629	$11,840
Total Interest Expense (1)	3,620	3,867	4,836	4,952
Net Interest Income	6,720	6,631	6,793	6,888
Provision for Loan Losses	3,450	435	625	2,150
Total Other Income	692	389	964	443
Total Other Expenses	4,558	4,684	4,638	4,422
Income (Loss) before income tax expense	(596)	1,901	2,494	759
Income tax (benefit) expense	(50)	447	586	(26)
Net (Loss) Income	$(546)	$1,454	$1,908	$785

Earnings Per Common Share:
Basic	$(0.07)	$0.19	$0.25	$0.10
Diluted	$(0.07)	$0.19	$0.25	$0.10

Weighted Average Common Shares Outstanding
Basic	7,522,199	7,538,375	7,663,771	7,665,842
Diluted	7,522,360	7,538,375	7,663,771	7,665,842

(1) As restated amount includes additional $44,000 for the 3rd Quarter and $45,000 for the 2nd Quarter and the 1st Quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
		(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Cash and due from depository institutions	$16,386	$30,653	$1,829	$1,337
Interest-bearing deposits in depository institutions	45,053	28,291	124,239	158,465
Investment securities, available for sale, at fair value	31,541	33,245	21,839	23,723
Investment securities held to maturity	14,970	15,921	18,046	20,578
Restricted stock, at cost	9,622	9,766	10,913	11,115
Loans receivable, net of allowance for loan losses (1)	1,030,844	1,032,318	1,007,132	996,879
OREO	5,796	5,796	5,796	5,796
Accrued interest receivable	3,677	5,680	4,121	4,061
Operating lease right-of-use-assets	2,638	2,799	2,959	3,119
Property and equipment, net	6,274	6,355	6,476	6,594
Deferred income taxes, net	3,476	3,103	2,974	2,806
Bank-owned life insurance	25,400	20,270	20,144	20,018
Other assets	16,344	13,873	13,869	8,341
Total assets	$1,212,021	$1,208,070	$1,240,337	$1,262,832
Deposits	$890,906	$884,444	$915,900	$943,819
FHLB advances	130,000	130,000	133,000	133,000
Secured borrowing (1)	4,225	4,225	4,225	4,250
Subordinated debt	24,776	24,737	24,697	24,658
Operating lease liabilities	2,671	2,824	2,976	3,128
Other liabilities	15,893	18,309	16,389	10,442
Shareholders' equity	143,550	143,531	143,150	143,535
Total liabilities and shareholders' equity	$1,212,021	$1,208,070	$1,240,337	$1,262,832

(1) As restated amount includes additional $4,225,000 for the 3rd Quarter and the 2nd Quarter, and $4,250,000 for the 1st Quarter.

	2019
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Total Interest and Dividend Income (1)	$12,731	$12,501	$11,646	$10,957
Total Interest Expense (1)	5,313	5,040	4,397	4,010
Net Interest Income	7,418	7,461	7,249	6,947
Provision for Loan Losses	—	56	870	1,453
Total Other Income	551	454	441	1,146
Total Other Expenses	4,453	4,497	4,443	4,094
Income before income tax expense	3,516	3,362	2,377	2,546
Income tax expense	817	706	411	535
Net Income	$2,699	$2,656	$1,966	$2,011

Earnings Per Common Share:
Basic	$0.35	$0.35	$0.26	$0.27
Diluted	$0.35	$0.35	$0.26	$0.27

Weighted Average Common Shares Outstanding
Basic	7,663,242	7,669,851	7,667,518	7,555,810
Diluted	7,663,593	7,670,106	7,667,518	7,555,969

(1) As restated amount includes additional $45,000 for each Quarter of 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Cash and due from depository institutions	$1,400	$1,535	$1,370	$1,377
Interest-bearing deposits in depository institutions	152,143	148,501	109,450	98,499
Investment securities, available for sale, at fair value	18,411	23,552	19,371	19,231
Investment securities held to maturity	22,485	23,323	26,789	29,323
Restricted stock, at cost	11,129	10,404	8,952	9,493
Loans receivable, net of allowance for loan losses (1)	1,011,989	1,014,259	1,001,414	928,939
OREO	5,796	5,796	5,796	5,796
Accrued interest receivable	4,253	4,237	4,344	3,724
Property and equipment, net	6,678	6,795	6,948	7,067
Deferred income taxes, net	2,840	3,542	3,434	3,367
Bank-owned life insurance	19,891	19,766	19,643	19,524
Other assets	12,482	8,468	7,029	6,452
Total assets	$1,269,497	$1,270,178	$1,214,540	$1,132,792
Deposits	$953,811	$957,199	$942,374	$843,200
FHLB advances	133,000	133,000	98,000	118,000
Secured borrowing (1)	4,275	4,300	4,300	4,300
Subordinated debt	24,619	24,579	24,540	24,500
Other liabilities	11,284	11,432	7,758	7,113
Shareholders' equity	142,508	139,668	137,568	135,679
Total liabilities and shareholders' equity	$1,269,497	$1,270,178	$1,214,540	$1,132,792

(1) As restated amount includes additional $4,275,000 for the 4th Quarter and $4,300,000 for the 3rd Quarter, the 2nd Quarter, and the 1st Quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Subsequent Event

The Company started accepting and processing applications for loans under the PPP in early April 2020, when the program was officially launched by the SBA and Treasury Department under the CARES Act. As of September 30, 2020, the Company obtained approval from the SBA for 255 PPP loans totaling $20.8 million for both existing and new customers, with an average loan size of approximately $81,000. Recognizing the significance of operational risk that this portfolio poses, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, management decided that it is in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in mid December the Bank sold substantially all of its PPP loans to a seasoned and experienced non-bank lender and servicer of SBA loans. In connection with the sale, the Company recognized a $202,000 gross gain on the sale of approximately $19.7 million of PPP loans which was recorded as non-interest income.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Restatement of Previously Issued Financial Statements

As described in the “Explanatory Note” at the beginning of this Annual Report on Form 10-K, on January 20, 2021, the Audit Committee of the Company, after considering the recommendations of management, concluded that the Company’s audited annual consolidated financial statements and the unaudited interim consolidated financial statements for the Restated Periods contain balance sheet errors that require restatement of the Restated Periods relating to two commercial real estate loans totaling approximately $4.2 million that should be treated as secured borrowings rather than sold loans as of the Restated Periods.

  In addition, the Company’s earnings release, dated November 9, 2020, for the fourth fiscal quarter and fiscal year ended September 30, 2020 contains errors relating to the impairment of a single $13.5 million commercial credit as collateral dependent.  While the impairment is based on information that was received from the borrower in December 2020, the Company has determined that an adjustment to the allowance for loan losses is required as of September 30, 2020.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of September 30, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13(a)-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. An adequate system of internal control encompasses the processes and procedures that have been established by management to, among other things:

•	Maintain records that accurately reflect the Company’s transactions;
•	Prepare consolidated financial statements and footnote disclosures in accordance with U.S. GAAP that can be relied upon by external users; and
•	Prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect and correct misstatements on a timely basis. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

As of September 30, 2020, based on management’s assessment, the Company’s internal control over financial reporting was not effective due to the fact that there are material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As of September 30, 2020, management identified a material weakness related to the ineffective design and operation of policies and procedures with respect to the Company’s review of certain loan participation contracts, and changes to recourse provisions therein. More specifically; certain provisions drafted into the two loan participation agreements, including certain amendments and modifications, resulted in these loans being accounted for as secured borrowings.  As a result of this control deficiency, the Company failed to detect and correct, on a timely basis, errors in its accounting for loan participation interests. This material weakness resulted in the restatement of the Company’s annual and quarterly consolidated financial statements for the Restated Periods.

With respect to loan impairment, management also identified a material weakness related to the annual and quarterly financial reporting process associated with the assessment of certain information relating to COVID-19 modified loans necessary to adequately evaluate risk of impairment of such loans on a timely basis.  As a result of this material weakness, for one COVID modified commercial real estate loan, there was a failure to properly consider loan credit quality information in a timely manner relating to the pandemic’s impact on various factors affecting the fair value of the collateral, which ultimately caused the loan to become collateral dependent and impaired.   This material weakness resulted in the issuance of a preliminary earnings press release with materially incorrect information.

The effectiveness of our internal control over financial reporting as of September 30, 2020, has been audited by Baker Tilly US, LLP, our independent registered public accounting firm as stated in their report which appears herein.

Remediation Plan and Status

        In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has begun to dedicate significant resources, including additional employee training, toward efforts to improve our internal control over financial reporting. We implemented additional control procedures, including redesigning and enhancing control activities related to preparation and review of existing and new loan participation agreements, and any amendments thereto.  In addition, we have developed enhanced financial reporting procedures for assessing the market value impact and other relevant and potentially material information with respect to credits affected by the COVID-19 pandemic.

         We believe the measures described above will remediate these material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures, and we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table presents information regarding the members of the Company’s Board.

Ages of the directors are reflected as of September 30, 2020.

Name	Age	Position with Malvern Bancorp and Principal Occupation During the Past Five Years	Director Since
Julia D. Corelli	60

Director. Mrs. Corelli is a partner at Troutman Pepper Hamilton Sanders LLP, a large U.S. law firm that resulted from the 2020 merger of Troutman Sanders, LLP and Pepper Hamilton LLP. Prior to the merger, Mrs. Corelli had been a partner at Pepper Hamilton for more than 25 years. Mrs. Corelli’s law practice focuses on counseling all kinds of investment vehicles on formation, regulation and operations, as well as business and transactions counseling to family offices and life science companies. Mrs. Corelli served for 12 years on Pepper Hamilton’s governing body, including as its Vice Chair from 2013 to 2017. She also served for 7 years as co-chair or chair of its Commercial Department. Mrs. Corelli has also served since 2014 on the Board of Directors of BioIncept, LLC., a privately held biotech company, and since 2016 on the Northeast Regional Board of Trustees of Boys & Girls Clubs of America.

			2018

Norman Feinstein	73

Director. Mr. Feinstein is a Senior Managing and Board Member of Hampshire Stateside LLC, a private real estate company investing in institutional quality commercial real estate. Mr. Feinstein was formerly the Vice Chairman of The Hampshire Companies, a full-service, privately held, fully integrated real estate firm, with assets valued at over $2.5 billion. Mr. Feinstein served as the Manager of The Hampshire Generational Fund and was a member of Hampshire’s Investment Committee. Prior to joining Hampshire in 1998, Mr. Feinstein was a practicing attorney for over 25 years, specializing in real estate law.

			2016

Andrew Fish	37

Director. Mr. Fish is a director of The Real Estate Equity Company (“TREECO”) in Englewood, New Jersey, where he is responsible for leasing of the entire firm’s real estate portfolio, acquisitions and development projects. TREECO owns and manages over 1.5 million square feet of shopping centers. Prior to joining TREECO in 2009, Mr. Fish was the director of leasing for Vornado Realty Trust. Mr. Fish is also currently a director of American Spraytech in Branchburg, New Jersey. During his career, he has served on various boards including Union Center National Bank’s Advisory Board and the Board of the Englewood Chamber of Commerce.

			2016

Howard Kent	73	Director and, since February 2016, Chairman of the Board of the Directors. Mr. Kent is a principal and co-founder of Real Estate Equities Group, LLC and its affiliated entities in Englewood, New Jersey. Mr. Kent served as director of ConnectOne Bancorp Inc., and ConnectOne Bank, from July 2014 to March 2015. Mr. Kent also served as chairman of the board of Union Center National Bank from 2013 to 2014 and as a director of Center Bancorp, Inc. from 2008 to 2014.	2015

Cynthia Felzer Leitzell	71	Director. Mrs. Leitzell is a partner and president of Leitzell & Economidis PC, a full-service firm of Certified Public Accountants located in Media, Pennsylvania. Mrs. Leitzell has served as chairman of the board of the Chester Water Authority since 2012. She also served two four-year elected terms as Delaware County controller.	2016

Stephen P. Scartozzi	68	Director. President of The Hardware Center, Inc. in Paoli, Pennsylvania, since 2008.	2010

Name	Age	Position with Malvern Bancorp and Principal Occupation During the Past Five Years	Director Since

Anthony C. Weagley	59	Director. Mr. Weagley has also served as Chief Executive Officer and President of Malvern Bancorp and Malvern Bank since September 2014. Mr. Weagley previously served as president and chief executive officer of Center Bancorp, Inc. and Union Center National Bank from 2007 to 2014.	2014

James Barrett	42	Director. Mr. Barrett is Managing Director of LBCW, LP and Acrewood Holdings LLC, investment firms headquartered in Bryn Mawr, Pennsylvania. He has been affiliated with these firms since 2010.	2019

Executive Officers Who Are Not Also Directors

Joseph D. Gangemi, age 40, has served as Executive Vice President of the Company and the Bank since December 18, 2019, and Chief Financial Officer and Secretary of the Company and the Bank since May 25, 2015. Prior to being promoted to Executive Vice President, Mr. Gangemi served as Senior Vice President since May 26, 2015. Mr. Gangemi previously served as Treasurer/Investment Officer of the Company and the Bank from September 30, 2014 to May 26, 2015. Prior thereto, Mr. Gangemi served as Senior Vice President, Corporate Secretary, Chief of Staff and head of Treasury at Union Center National Bank from 2004 to 2014.

William J. Boylan, age 56, has served as Executive Vice President and Chief Lending Officer of the Company and the Bank since April 5, 2017. He served as Senior Vice President and Chief Lending Officer of the Company and the Bank from April 25, 2016 to April 5, 2017. He also served as Senior Vice President and Chief Lending Officer of the Bank’s New Jersey Division from August 19, 2015 to April 25, 2016. He previously served as Senior Vice President of Commercial Lending for ConnectOne Bank and its predecessor, Union Center National Bank, from 2008 to 2015.

William H. Woolworth III, age 54, has served as Executive Vice President of the Company and the Bank since December 18, 2019, and Chief Risk Officer of the Company and the Bank since August 13, 2015. Prior to being promoted to Executive Vice President, Mr. Woolworth served as Senior Vice President since August 13, 2015. Previously, Mr. Woolworth was Senior Vice President and Director of Enterprise Risk Management, Chief Auditor and Chief Compliance Officer for Customers Bank, located in Phoenixville and Wyomissing, Pennsylvania from March 2010 to July 2015. Additionally, he was the Chief Risk Officer at First National Bank of Chester County, located in West Chester, Pennsylvania from 2007 to 2010 and the Director of Internal Audit for the Brokerage firm of Ferris, Baker Watts, Inc., located in Baltimore, Maryland, from 2005 to 2007.

Director Nominations

Nominations for director of Malvern Bancorp are made by (i) a majority of the Board of Directors or (ii) any shareholder entitled to vote at an annual meeting of shareholders. The Board of Directors considers the recommendations of the Nominating and Corporate Governance Committee in selecting nominees for director. All of our directors participate in the consideration of director nominees and will consider candidates for director suggested by other directors, as well as our management and shareholders. A shareholder who desires to recommend a prospective nominee for director should notify our Secretary in writing with whatever supporting material the shareholder considers appropriate. Any shareholder wishing to make a nomination must follow our procedures for shareholder nominations, which are described under “Shareholder Proposals, Nominations and Communications with the Board of Directors” in our Proxy statement.

The charter of the Nominating and Corporate Governance Committee sets forth certain criteria the committee may consider when recommending individuals for nomination as a director, including: (a) ensuring that the Board of Directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with our business and industry, independence of thought and an ability to work collegially. The committee also may consider the extent to which the candidate would fill a present need on the Board of Directors.

Committees and Meetings of the Board of Directors

During the fiscal year ended September 30, 2020, the Board of Directors of Malvern Bancorp met fifteen times.

No director of Malvern Bancorp attended fewer than 75% of the aggregate of the total number of Board of Director meetings held during the period for which he or she has been a director and the total number of meetings held by all committees of the Board of Directors on which he or she served during the periods that he or she served.

Membership on Certain Board Committees. The Board of Directors of Malvern Bancorp has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The membership of the committees set forth in the following paragraphs is as of the date of this Form 10-k.

Audit Committee. The Board of Directors has established an Audit Committee consisting of Mrs. Leitzell (Chair), Mr. Scartozzi and Mr. Barrett. The Audit Committee reviews with management and the independent registered public accounting firm the systems of internal control and the annual financial statements, including the Annual Report on Form 10-K, and monitors Malvern Bancorp’s adherence in accounting and financial reporting to generally accepted accounting principles. The Board of Directors has evaluated the independence of each of the members of our Audit Committee and has affirmatively determined that (1) each of the members of our Audit Committee is an “independent director” under the Nasdaq listing standards, (2) each of the members satisfies the enhanced independence standards under applicable SEC rules for audit committee service, and (3) each of the members has the ability to read and understand fundamental financial statements. The Board of Directors has determined that Mrs. Leitzell meets the qualifications established for an audit committee financial expert under the rules and regulations of the SEC. The Audit Committee met five times in the fiscal year ended September 30, 2020. The Audit Committee charter as presently in effect is available on the Company’s website at http://ir.malvernbancorp.com.

Compensation Committee. It is the responsibility of the Compensation Committee to set the compensation of our Chief Executive Officer as well as our other executive officers. The Compensation Committee consists of Mr. Kent (Chair), Mr. Feinstein, Mrs. Corelli and Mrs. Leitzell. The Compensation Committee met four times in the fiscal year ended September 30, 2020. The Board of Directors has evaluated the independence of each of the members of the Compensation Committee and has affirmatively determined that each of the members of our

Compensation Committee meets the definition of an “independent director” under the Nasdaq listing standards. The Board of Directors has also determined that each of the members of the Compensation Committee qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Compensation Committee charter as presently in effect is available on our website at http://ir.malvernbancorp.com.

Nominating and Corporate Governance Committee. It is the responsibility of the Nominating and Corporate Governance Committee to, among other functions, recommend nominees for the consideration of the Board of Directors in selecting nominees for election at the annual meeting of shareholders. The Nominating and Corporate Governance Committee consists of Messrs. Barrett, Feinstein, Fish, Kent, Scartozzi, Mrs. Corelli and Mrs. Leitzell. The Nominating and Corporate Governance Committee met one time in the fiscal year ended September 30, 2020. The Board of Directors has evaluated the independence of each of the members of the Nominating and Corporate Governance Committee and has affirmatively determined that each of the members of our Nominating and Corporate Governance Committee meets the definition of an “independent director” under the Nasdaq listing standards. The Nominating and Corporate Governance Committee charter as presently in effect is available on our website at http://ir.malvernbancorp.com.

Board Leadership Structure and the Board’s Role in Risk Oversight

Anthony C. Weagley serves as our President and Chief Executive Officer and Howard Kent serves as Chairman of the Board of Directors. The Board of Directors has determined that separation of the offices of Chairman of the Board and President and Chief Executive Officer enhances Board of Directors independence and oversight. Further, the separation of the Chairman of the Board of Directors permits the President and Chief Executive Officer to better focus on his responsibilities of managing the daily operations of Malvern Bancorp, enhancing shareholder value and expanding and strengthening our franchise, while allowing the Chairman to lead the Board of Directors in its fundamental role of providing independent oversight and advice to management. Mr. Kent is an “independent director” under the Nasdaq listing standards.

Risk is inherent with every business, particularly financial institutions. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputational risk. Management is responsible for the day-to-day management of the risks Malvern Bancorp encounters, while the Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to ensure that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board of Directors receives reports on this topic from executive management, other officers of the Bank and the Chairpersons of the Company/Bank’s Audit, ERM/ALCO and Compliance Committees. The Chairman of the Board of Directors and independent directors work together to provide strong, independent oversight of Malvern Bancorp’s management and affairs through its committees and meetings of independent directors. The Company believes that its Board of Directors leadership structure supports this approach to risk management.

Directors’ Attendance at Annual Meetings

Directors are expected to attend every annual meeting of shareholders absent a valid reason for not doing so. All of our directors, with the exception of Director Fish, attended our 2020 Annual Meeting of Shareholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the officers and directors, and persons who own more than 10% of Malvern Bancorp’s common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by regulation to furnish Malvern Bancorp with copies of all Section 16(a) forms they file. We know of no person who owns 10% or more of our common stock.

Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that all such Section 16(a) reports were timely filed with respect to the fiscal year ended September 30, 2020, except that Director Leitzell inadvertently reported one stock purchase one day late.

Item 11.  Executive Compensation.

Directors’ Compensation

We do not pay separate compensation to directors for their service on the Board of Directors of Malvern Bancorp. Fees are paid to directors by the Bank only, and all of our directors serve on both the Boards of Directors of the Company and the Bank. Each of our directors, other than Mr. Weagley, receives an annual retainer of $26,500. The Bank’s Chairman of the Board of Directors currently receives an additional annual retainer of $10,600. Each of our directors, other than Mr. Weagley, currently receives a fee of $1,018 for attending regularly scheduled monthly Board of Directors meetings of the Bank and for special meetings of the Board beginning with the fourth special Board of Directors meeting. The Chairs of the Audit Committee and Loan Committee receives an additional retainer of $7,950 per year. Board members receive a fee of $318 for attending committee meetings on which they serve, except for members of the Nominating and Corporate Governance Committee who do not receive any such fee. At least seventy-five percent (75%) of the fees payable to each director of the Company and the Bank are paid in the form of fully vested, unrestricted shares of common stock of the Company.

The table below summarizes the total compensation paid by the Bank to those persons who served as our non-employee directors for the fiscal year ended September 30, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards	Stock Option Awards	All Other Compensation	Total
James Barrett	$38,202	$14,196	$4,720	$—	$57,118
Julia Corelli	39,792	14,196	4,720	—	58,708
Norman Feinstein	41,064	14,196	4,720	—	59,980
Andrew Fish	40,365	14,196	4,720	—	59,281
Howard Kent	58,342	14,196	4,720	—	77,258
Cynthia Felzer Leitzell	46,152	14,196	4,720	—	65,068
Stephen Scartozzi	41,382	14,196	4,720	—	60,298

In the table above,

•

when we refer to “Fees Earned or Paid in Cash”, we are referring to all cash fees that we paid or were accrued in the fiscal year ended September 30, 2020, including annual retainer fees, committee and/or chairmanship fees and meeting fees; and

•

when we refer to “stock awards” or “stock options”, we are referring to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. On February 26, 2020, each of Messrs, Feinstein, Fish, Kent, Barrett and Scartozzi and Mrs. Leitzell and Mrs. Corelli was granted 700 shares of restricted stock and stock options to purchase 1,000 shares of common stock at an exercise price of $20.28 per share. The 700 shares of restricted stock vest in five 20% increments, beginning on the one year anniversary of the grant date and vesting 20% on each of the four anniversaries of the grant date thereafter. The stock options become exercisable in five 20% increments, beginning on the one year anniversary of the grant date and vesting 20% on each of the four anniversaries of the grant date thereafter, and expire on February 26, 2030.

None of the directors received any nonqualified deferred compensation earnings during the fiscal year ended September 30, 2020.

Executive Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation paid by the Bank for services rendered in all capacities during the fiscal years ended September 30, 2020 and 2019 to our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of September 30, 2020. Malvern Bancorp, the holding company of the Bank, has not paid separate cash compensation to our executive officers. We refer to these three executives as our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Anthony C. Weagley Chief Executive Officer and President of Malvern Bancorp and the Bank	2020	526,703	108,650	295,623	—	65,417	996,393
	2019	512,142	106,000	68,905	—	50,608	737,655
Joseph D. Gangemi Executive Vice President, Chief Financial Officer and Secretary of Malvern Bancorp and the Bank	2020	250,466	—	12,112	24,994	30,843	318,415
	2019	225,216	—	18,041	22,527	29,683	295,466
William J. Boylan Executive Vice President and Chief Lending Officer of Malvern Bancorp and the Bank	2020	240,875	—	—	60,750	48,043	349,669
	2019	239,293	—	23,896	143,797	45,822	452,807

The amounts shown in the “Bonus” column for Mr. Weagley for the fiscal years ended September 30, 2020 and 2019 were paid to him as a result of the achievement of specific performance goals under a performance bonus plan outlined in his December 11, 2018 Employment Agreement. See below for a description of such Employment Agreement.

The Compensation Committee reviewed Mr. Weagley’s equity compensation in connection with the Company’s performance goals for the fiscal year ended September 30, 2019, and the level of equity compensation granted to executive officers of peer institutions. In light of this analysis, the Compensation Committee approved granting Mr. Weagley restricted stock in the amount of $225,004, based on the five day trading average for the previous five trading days prior to the date of grant. Although the grant of restricted stock was determined based on an analysis from the fiscal year ended September 30, 2019, such grant was made in the fiscal year ended September 30, 2020 and is included under the “Stock Awards” column above.

In connection with the Company’s performance for the fiscal year ended September 30, 2020, Mr. Boylan is entitled to receive under the Bank’s Executive Achievement Incentive Compensation Plan (“EAICP”) $12,646 worth of restricted stock at the five day average for the previous five trading days prior to the date of grant. Such grant of restricted stock will be made in the fiscal year ending September 30, 2021.

The amounts shown in the “Non-Equity Incentive Plan Compensation” column for Mr. Boylan represent amounts paid to him under the Bank’s Loan Incentive Plan (the “Lender Plan”). The Lender Plan provides a semi-annual incentive payout based on quarterly loan originations that meet certain underwriting standards. Quarterly originations must meet a hurdle of $2.0 million for a payout to occur. Incentive amounts are based on the achievement of individual goals (weighted at 30%) and Bank-wide goals (weighted at 70%). The Compensation Committee can make discretionary adjustments to the quarterly incentive payout amounts.

The amounts shown in the “Non-Equity Incentive Plan Compensation” column for Mr. Gangemi represent amounts paid under the EAICP. The EAICP is a performance-based incentive program designed to reward key executives and reinforce the goals of the Bank for profitable growth and achievement of Company financial objectives. The EAICP provides the executive with the opportunity to earn both equity and non-equity (cash) awards, expressed as a percentage of salary. Individuals are assigned specific objectives throughout the year, which comprise each individual’s “personal” goals. These personal goals typically represent 50% of the total available payout and can range up to 100% of the total available payout under the EAICP. The other component may be a “Bank” goal, which accounts for up to 50% of the total payout, but is usually no more than 25% of the total available payout. Performance metrics include a number of key performance factors, including profitability, growth, and financial operating condition. The last fiscal year’s performance metrics included return on assets, return on equity, net income before tax, loan growth, non-performing assets and a composite score for achievement of other annual objectives.

In connection with the last fiscal year’s performance, under the EAICP, Mr. Gangemi is also entitled to $13,454 worth of restricted stock at the five day average for the previous five trading days prior to the date of grant. Such grant of restricted stock will be made in the fiscal year ending September 30, 2021. In connection with the fiscal year ended September 30, 2019 performance, under the EAICP, Mr. Gangemi was also entitled to $12,112 worth of restricted stock at the market price on the date of grant. Such grant of restricted stock was made to him in the fiscal year ended September 30, 2020 and is shown under the “Stock Awards” column.

In the table above, when we refer to amounts under “Stock Awards”, we are referring to the aggregate grant date fair value in accordance with FASB ASC Topic 718. The shares were granted under the Company’s 2014 Long-Term Incentive Compensation Plan. These shares granted to Messrs. Gangemi and Boylan are restricted shares that vest in 20% increments, beginning on the one year anniversary of the grant date and vesting 20% on each of the four anniversaries of the grant date thereafter. These shares granted to Mr. Weagley are non-restricted shares that were granted to him in accordance with his Employment Agreement.

“All Other Compensation” for the fiscal year ended September 30, 2020 consists of the following:

For Mr. Weagley, $4,575 for premiums for insurance for Mr. Weagley’s benefit, $37,642 for the use of an automobile and cell phone, a contribution of $6,509 to the Company’s 401(k) plan on Mr. Weagley’s behalf to match a pre-tax deferral contribution (included under “Salary”) made by Mr. Weagley to that plan and $16,692, representing the fair market value, on December 31, 2019, of 723 shares allocated to Mr. Weagley’s ESOP account on such date;

For Mr. Gangemi, $3,160 for premiums for insurance for Mr. Gangemi’s benefit, $7,600 for the use of an automobile and cell phone, a contribution of $4,095 to the Company’s 401(k) plan on Mr. Gangemi’s behalf to match a pre-tax deferral contribution (included under “Salary”) made by Mr. Gangemi to that plan and $15,988, representing the fair market value, on December 31, 2019, of 692 shares allocated to Mr. Gangemi’s ESOP account on such date; and

For Mr. Boylan, $1,890 for premiums for insurance for Mr. Boylan’s benefit, $22,235.94 for the use of an automobile and cell phone and a contribution of $7,226 to the Company’s 401(k) plan on Mr. Boylan’s behalf to match a pre-tax deferral contribution (included under “Salary”) made by Mr. Boylan to that plan; and $16,692, representing the fair market value, on December 31, 2019, of 723 shares allocated to Mr. Boylan’s ESOP account on such date.

Agreements with Named Executive Officers

Mr. Weagley

On June 23, 2016, Malvern Bancorp and the Bank entered into an employment agreement with Anthony C. Weagley, Chief Executive Officer and President of the Company and the Bank, which was amended and restated on May 25, 2017, and further amended on December 11, 2018 (as amended, the “Employment Agreement”).

The Employment Agreement provides that Mr. Weagley will continue to serve as President and Chief Executive

Officer of the Company and the Bank for successive one year periods, unless either party has provided written notice at least 60 days prior to the end of the then current annual period that such party does not agree to renew the Employment Agreement. The Employment Agreement also provides that Mr. Weagley will serve as a director of the Company and the Bank.

Pursuant to the Employment Agreement, Mr. Weagley will receive an annual base salary at the rate of $492,836.50 per year, plus an additional annual base compensation of $108,650, of which 35% shall be paid during the year in accordance with the Bank’s regular payroll processes and the remaining 65% shall be paid in shares of the Company’s common stock. Such amounts, which are collectively referred to as “Annual Base Salary” in the Employment Agreement, may be reviewed and increased by the Boards of Directors of the Company and the Bank.

The stock component is paid on April 1 of each year, or the next business day thereafter, and the number of shares will equal the quotient determined by dividing the stock component amount by the average of the daily closing sales prices of the Company’s common stock for the five consecutive trading days immediately preceding the stock payment date.

Mr. Weagley will also be entitled to participate in a performance bonus plan, with a target bonus of $108,650, upon the achievement of specified performance goals approved by the Compensation Committee and the Company’s Board of Directors. He is also entitled to participate in other employee benefit plans maintained for executive officers of the Bank.

If Mr. Weagley’s employment is terminated by the Company or the Bank without “Cause” (as defined in the Employment Agreement) (other than for death or disability) or if the Company or the Bank terminate the Employment Agreement by delivering a non-renewal notice, in either case occurring after a “Change in Control” (as defined in the Employment Agreement), or if Mr. Weagley terminates his employment for “Good Reason” (as defined in the Employment Agreement) after a Change in Control, he will be entitled to receive, after signing a release, a lump sum cash payment equal to three (3) years of his Annual Base Salary, in addition to any amounts he has already earned as of the date of termination, and any vesting restrictions on any grants of equity that have been made to him will be waived.

Upon termination by the Company or the Bank without Cause (other than for death or disability) or if the Company or the Bank terminate the Employment Agreement by delivering a non-renewal notice, in either case occurring absent a Change in Control, or if Mr. Weagley terminates his employment for Good Reason absent a Change in Control, he will be entitled to receive, after signing a release, a lump sum cash payment equal to two (2) years of his Annual Base Salary, in addition to any amounts he has already earned as of the date of termination.

In the event that Mr. Weagley is terminated for Cause, his rights under the Employment Agreement shall cease as of the effective date of the termination. The Bank shall pay the unpaid portion of Mr. Weagley’s Annual Base Salary through the date of termination, any expense reimbursement due to him on or prior to the date of termination, and any post-employment benefits as may be available to him under the terms of the employee benefit plans.

Mr. Weagley’s Employment Agreement also provides that he will be entitled to reimbursement of the premium otherwise payable for COBRA continuation coverage for the 18 months immediately following the date of termination of employment.

The Employment Agreement shall terminate automatically upon Mr. Weagley’s death and his rights under the Employment Agreement shall cease as of the date of such termination, except that (i) the Bank shall pay to his spouse, personal representative, or estate the unpaid portion, if any, of his accrued unpaid Annual Base Salary as of the date of death and any expense reimbursement due to him as of his date of death, and (ii) the Bank shall provide to his dependents any benefits due under the Bank’s employee benefit plans. If Mr. Weagley becomes Disabled (within the meaning of Section 409A of the Code), and becomes eligible for employer-provided short-term and/or long-term disability benefits, or worker’s compensation benefits, then the Bank’s obligation to pay him his Annual Base Salary shall be reduced by the amount of the disability or worker’s compensation benefits received by him. If, in the judgment of the Board of Directors, he is unable, as a result of illness or injury, to perform the essential functions of his position on a full-time basis with or without a reasonable accommodation and without posing a direct threat to himself or others for a period of six months, his employment hereunder shall terminate at the end of the six-month period, and all of his rights under the Employment Agreement shall cease, with the exception of the Accrued Obligations (as defined in the Employment Agreement).

In addition, the Employment Agreement provides that the amounts and benefits payable to Mr. Weagley in the circumstances described above will be reduced to the extent necessary to avoid causing any of the payments or benefits to be nondeductible under Section 280G of the Code, or subject to an excise tax under Section 4999 of the Code, unless his after-tax amounts and benefits would be greater without such a reduction.

The Employment Agreement contains 12 month post-termination non-compete, non-solicitation of customers and non-solicitation of employees provisions.

Mr. Gangemi

On May 23, 2016, the Bank entered into a Change of Control Agreement with Joseph Gangemi, Executive Vice President and Chief Financial Officer of the Company and the Bank, which was amended on May 25, 2017 (as amended, the “Change of Control Agreement”).

The Change of Control Agreement provides that if Mr. Gangemi’s employment with the Bank ceases within 12 months following the date of a Change of Control (as defined in the Change of Control Agreement), or during the 90 days immediately preceding a Change of Control, as a result of termination by the Bank without Cause (as defined in the Change of Control Agreement) or for Good Reason (as defined in the Change of Control Agreement), then Mr. Gangemi will be entitled to receive any base salary that remains unpaid through the date of termination, any bonus that remains unpaid and which is payable with respect to a fiscal year which ended prior to the effective date of termination, and any expense reimbursement which is due and remains unpaid, plus a lump sum cash payment equal to 150% of his base salary as in effect on the date of termination.

In addition, if Mr. Gangemi elects to receive continuation coverage under the Bank’s group health plan under COBRA, the Change of Control Agreement provides that he will be entitled to reimbursement of the premium otherwise payable for COBRA continuation coverage for the 12 months immediately following the date of termination of employment, to the extent such premium exceeds the monthly amount charged to active similarly-situated employees of the Bank for the same coverage.

The Change of Control Agreement provides that it is in lieu of, and not in addition to, any other severance plan, fund, agreement or other arrangement maintained by the Bank. Payment of the lump sum cash amounts and reimbursement for COBRA premiums described above are conditioned on Mr. Gangemi’s execution and delivery of a release.

If Mr. Gangemi’s employment with the Company ceases for any reason other than as described above (including but not limited to (a) termination by the Company for Cause, (b) resignation by him without Good Reason, (c) termination as a result of the his Disability (as defined in the Change of Control Agreement), or (d) his death), then the Company’s obligation to him will be limited solely to the payment of accrued and unpaid base salary through the date of such cessation of employment. All compensation and benefits will cease at the time of such cessation of employment and, except as otherwise provided by COBRA, the Company will have no further liability or obligation by reason of such termination.

In addition, the Change of Control Agreement provides that the amounts and benefits payable to Mr. Gangemi in the circumstances described above will be reduced to the extent necessary to avoid causing any of the payments or benefits to be nondeductible under Section 280G of the Code, or subject to an excise tax under Section 4999 of the Code, unless his after-tax amounts and benefits would be greater without such a reduction.

In exchange for an increase in the severance amount, Mr. Gangemi entered into a Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement (the “Restrictive Covenants Agreement”) with the Bank, also dated May 25, 2017. Mr. Gangemi’s Restrictive Covenants Agreement provides that during the course of his employment with the Bank and for a period of 12 months after his termination of employment with the Bank for any reason (the “Restricted Period”), Mr. Gangemi will not, directly or indirectly, engage, participate or invest in any Competing Business (as defined in the Amendment) in the Competitive Territory (as defined in the Amendment). The Restrictive Covenants Agreement also contains provisions prohibiting the solicitation of employees and customers of the Company or the Bank or any of their respective affiliates.

Mr. Boylan

On May 25, 2017, the Company, the Bank and William J. Boylan entered into an employment agreement (the “Boylan Employment Agreement”), which provides that Mr. Boylan will serve as Executive Vice President and Chief Lending Officer of the Company and the Bank. The initial term of the Boylan Employment Agreement expired on April 2, 2019, and the employment period is deemed to be automatically extended for successive one year periods, unless at least 60 calendar days prior to the expiration of any extended term, the Company or the Bank shall give written notice to Mr. Boylan, or Mr. Boylan shall give written notice to the Company or the Bank, of its or his intention not to renew the employment period.

The Boylan Employment Agreement provides that Mr. Boylan’s compensation will include a base salary of $235,000 per year, subject to review and increase by the Boards of Directors of the Company or the Bank. Mr. Boylan will also be eligible for such annual bonus as the Boards of Directors of the Company or the Bank, or an applicable committee thereof, determines in its sole discretion to be appropriate based upon achievement of such performance goals or other factors as such Board of Directors or committee deems appropriate.

If Mr. Boylan’s employment is terminated by the Company or the Bank without Cause (as defined in the Boylan Employment Agreement) (other than due to death or disability) or if the Company or the Bank terminate the Boylan

Employment Agreement pursuant to a non-renewal notice, in each case on or after a Change in Control (as defined in the Boylan Employment Agreement), or if Mr. Boylan’s employment is terminated by him for Good Reason (as defined in the Boylan Employment Agreement) on or after a Change in Control, Mr. Boylan will be entitled to receive all unpaid salary and accrued benefits to the termination date, plus, subject to his execution of a mutually satisfactory release, a lump sum cash payment equal to any unpaid annual bonus earned and owed to him for a previous calendar year and any amounts earned by him but unpaid under the Bank’s Lender Incentive Plan, plus 24 months’ of his base salary. In addition, Mr. Boylan would become fully vested in all equity-based options and other equity awards, and he would be entitled to reimbursement for COBRA premiums paid by him for up to 18 months immediately following termination.

If Mr. Boylan’s employment is terminated by the Company or the Bank without Cause (other than due to death or disability) or if the Company or the Bank terminate the Boylan Employment Agreement pursuant to a non-renewal notice, in each case before a Change in Control, or if Mr. Boylan’s employment is terminated by him for Good Reason before a Change in Control, he will be entitled to receive all unpaid salary and accrued benefits to the termination date, plus, subject to his execution of a mutually satisfactory release, his then annual rate of base salary for twelve months, as severance. He would also be entitled to reimbursement for COBRA premiums for up to six months.

If Mr. Boylan’s employment is terminated at any time for Cause or if he resigns without Good Reason, he will be entitled to receive only unpaid salary and accrued benefits up to the termination date.

The Boylan Employment Agreement shall terminate automatically upon Mr. Boylan’s death and his rights thereunder shall cease as of the date of such termination, except that (i) the Bank shall pay to his spouse, personal representative, or estate the unpaid portion, if any, of his accrued unpaid base salary as of the date of death and any expense reimbursement due to him as of his date of death, and (ii) the Bank shall provide to his dependents any benefits due under the Bank’s employee benefit plans. The Boylan Employment Agreement and Mr. Boylan’s employment thereunder may also be terminated by the Company or the Bank at any time if he is unable, as a result of Disability (as defined in the Boylan Employment Agreement), to perform the essential functions of his position on a full-time basis. In such event, all of his rights under the Boylan Employment Agreement shall cease, except that the Bank shall pay or provide to him the Accrued Obligations (as defined in the Boylan Employment Agreement).

In addition, the Boylan Employment Agreement provides that the amounts and benefits payable to Mr. Boylan in the circumstances described above will be reduced to the extent necessary to avoid causing any of the payments or benefits to be nondeductible under Section 280G of the Code, or subject to an excise tax under Section 4999 of the Code, unless his after-tax amounts and benefits would be greater without such a reduction.

In connection with executing the Boylan Employment Agreement, Mr. Boylan executed a Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement, which is comparable to Mr. Gangemi’s Restrictive Covenants Agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each of the Named Executive Officers, information regarding restricted stock awards outstanding at September 30, 2020. As of September 30, 2020, no Named Executive Officer held any stock options.

Named Executive Officer (a)	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#) (b)	Market Value of Shares or Units of Stock That Have Not Vested ($) (c)
Anthony C. Weagley	9,847	$116,195
Joseph D. Gangemi	1,998	$23,576
William Boylan	1,415	$16,697

In the table above, we are disclosing:

•	in column (b), the number of shares of our common stock covered by restricted stock awards that were not vested as of September 30, 2020; and
•	in column (c), the aggregate market value as of September 30, 2020 of the stock awards referenced in column (b).

In calculating the market values of restricted stock in the table above, we have multiplied the closing market price of a share of our common stock on September 30, 2020, the last trading day in the fiscal year ended September 30, 2020, which was $11.80, by the applicable number of shares of our common stock underlying each Named Executive Officer’s restricted stock awards.

At September 30, 2020:

•	Mr. Weagley held a total of 9,847 shares of restricted stock, which vest as follows: 1,969 shares vest on each of January 9, 2021, 2022, 2023, 2024 and 1,971 on January 9, 2025.
•

Mr. Gangemi held a total of 1,998 shares of restricted stock, which vest as follows: 143 shares vest on December 30, 2020, 185 shares vest on January 31, 2021, and 183 shares vest on January 31, 2022, 75 shares vest on each of December 29, 2020, 2021 and 2022, and 184 shares vest on each of December 6, 2020, 2021, 2022 and 185 shares vest on December 6, 2023; 105 shares vest on each of December 20, 2020, 2021, 2022, 2023 and 2024.

•

Mr. Boylan held a total of 1,415 shares of restricted stock, which vest as follows: 62 shares vest on each of December 30, 2020, 219 shares vest on each of January 31, 2021 and 218 shares vest on January 31, 2022, 229 shares vest on each February 26, 2021, 2022, 2023 and 2024.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

The following table sets forth as of January 14, 2021, which is the record date for the 2021 annual meeting of shareholders, certain information as to the common stock beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) the directors and director nominees of Malvern Bancorp, (iii) the Named Executive Officers of Malvern Bancorp, and (iv) all current directors, director nominees and executive officers of Malvern Bancorp as a group.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of January 14, 2021(1)	Percent of Common Stock
PL Capital Advisors, LLC. 750 Eleventh Street South Suite 202 Naples, FL 34102	746,461(2)	9.8%

Seidman & Associates, LLC 100 Misty Lane, 1st Floor. Parsippany, NJ 07054	705,782(3)	9.1%

FJ Capital Management LLC 1313 Dolley Madison Blvd Suite 306 McLean, VA 22101	684,000(4)	9.0%

EJF Capital LLC 2107 Wilson Blvd., Suite 410 Arlington, VA 22201	640,587(5)	8.4%

The Banc Funds Company, LLC 20 North Wacker, Suite 3300 Chicago, IL 60606	516,142(6)	6.6%

Directors and Nominees:
Norman Feinstein	17,374(7)	*
Andrew Fish	11,771(8)	*
Cynthia Felzer Leitzell	18,328(9)	*
Stephen P. Scartozzi	18,462(10)	*
Anthony C. Weagley	75,683(11)	*
Howard Kent	197,280(12)	2.6%
Julia Corelli	14,404(13)	*
James Barrett	17,157(14)	*

Other Named Executive Officers:	*
Joseph Gangemi	13,056(15)	*
William Boylan	6,643(16)	*

All Current Directors, Director Nominees and Executive Officers as a Group (10 persons)	390,156(17)	5.1%

*	Represents less than 1.0% of our outstanding common stock.
(1)

Based upon filings made with the SEC pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of common stock are deemed to be beneficially owned by a person if he, she or it directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2)

According to a filing under the Exchange Act made on August 7, 2020 by PL Capital Advisors, LLC and certain affiliates, PL Capital Advisors as of such filing has shared voting and dispositive power over 746,461 shares of common stock.

(3)

According to a filing under the Exchange Act made on April 1, 2019 by Lawrence B. Seidman and certain affiliated entities, Mr. Seidman as of such filing has sole voting and dispositive power over 705,782 shares of common stock. Mr. Seidman, (i) as the manager of Seidman and Associates, L.L.C. (“SAL”), may be deemed the beneficial owner of the 144,699 shares owned by SAL, (ii) as the sole officer of Veteri Place Corporation (“Veteri”), the general partner of each of Seidman Investment Partnership, L.P. (“SIP”) and Seidman Investment Partnership II, L.P. (“SIPII”), may be deemed the beneficial owner of the 104,034 shares owned by SIP and the 136,047 shares owned by SIPII, (iii) as the managing member of JBRC I, LLC, a co-general partner of Seidman Investment Partnership III, L.P. (“SIP III”), may be deemed the beneficial owner of the 33,473 shares owned by SIPIII, (iv) as the sole officer of Veteri, the trading advisor of LSBK06-08, L.L.C. (“LSBK”) and CBPS, LLC (“CBPS”), may be deemed the beneficial owner of the 81,025 shares owned by LSBK and the 90,572 shares owned by CBPS, and (v) as the investment manager for each of Broad Park Investors, L.L.C. (“Broad Park”) and Chewy Gooey Cookies, L.P. (“Chewy”), may be deemed the beneficial owner of the 92,292 shares owned by Broad Park and the 23,640 shares owned by Chewy. Accordingly, Mr. Seidman may be deemed the beneficial owner of an aggregate of 705,782 shares. In the foregoing capacities, Mr. Seidman has sole and exclusive investment discretion and voting authority with respect to all such shares.

(4)

According to a filing under the Exchange Act made on February 13, 2020 by Financial Opportunity Fund LLC, FJ Capital Management, LLC, Martin S. Friedman and other entities, FJ Capital Management LLC as of such filing has shared voting and dispositive power over 698,522 shares of common stock. Mr. Friedman is the managing member of FJ Capital Management LLC.

(5)

According to a filing under the Exchange Act made on February 14, 2018 by EJF Capital LLC, Emanuel J. Friedman and EJF Sidecar Fund, Series LLC—Series E, the reporting persons as of such filing have shared voting and dispositive power over 640,587 shares of common stock.

(6)

According to a filing under the Exchange Act made on February 13, 2020 by The Banc Funds Company, L.L.C., Banc Fund X L.P., Banc Fund VIII L.P. and Banc Fund IX L.P., the reporting persons as of such filing have voting and dispositive power over an aggregate of 516,142 shares of common stock (with Banc Fund X L.P. having sole voting and dispositive power over 42,133 of such shares, Banc Fund VIII L.P having sole voting and dispositive power over 242,904 of such shares, and Banc Fund IX L.P. having sole voting and dispositive power over 242,004 of such shares).

(7)

Includes 2,028 shares subject to restricted stock awards which have not yet vested as of February 1, 2021 and 1,268 shares subject to options which are exercisable as of February 1, 2021, for Mr. Feinstein.

(8)

Includes 2,028 shares subject to restricted stock awards which have not yet vested as of February 1, 2021 and 1,268 shares subject to options which are exercisable as of February 1, 2021, for Mr. Fish.

(9)

Includes 2,028 shares subject to restricted stock awards which have not yet vested as of February 1, 2021 and 1,268 shares subject to options which are exercisable as of February 1, 2021, for Mrs. Leitzell.

(10)

Includes 2,028 shares subject to restricted stock awards which have not yet vested as of February 1, 2021 and 2,068 shares subject to options which were exercisable as of February 1, 2021, for Mr. Scartozzi.

(11)	Includes 9,847 shares subject to a restricted stock award which has not yet vested as of February 1, 2021, 1,731 shares held in the 401(k) Plan and 4,985 shares allocated to Mr. Weagley in the ESOP.
(12)

Includes 2,028 shares subject to restricted stock awards which have not yet vested as of February 1, 2021 and 2,068 shares subject to options which were exercisable as of February 1, 2021 for Mr. Kent.

(13)

Includes 1,260 shares subject to restricted stock awards which have not yet vested as of February 1, 2021 and 200 shares subject to options which were exercisable as of February 1, 2021 for Mrs. Corelli.

(14)	Includes 700 shares subject to a restricted stock award which has not yet vested as of February 1, 2021 for Mr. Barrett.
(15)

Includes 360 shares held in the 401(k) Plan, 900 shares held in trust for Mr. Gangemi’s children, 1,306 shares subject to a restricted stock award which have not yet vested as of February 1, 2021 and 3,869 shares allocated to Mr. Gangemi in the ESOP.

(16)	Includes 13 shares held in the 401(k) Plan; 3,406 shares allocated to Mr. Boylan in the ESOP and 1,134 shares subject to a restricted stock award which have not yet vested as of February 1, 2021.
(17)	Includes an aggregate of 2,103 shares allocated to the 401(k) Plan accounts of executive officers.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

No director or nominee for director is related to any other director or executive officer of the Company by blood, marriage or adoption. Shareholders are not permitted to use cumulative voting for the election of directors. Our Board of Directors has determined each of Messrs. Barrett, Feinstein, Fish, Kent, Scartozzi, Mrs. Corelli and Mrs. Leitzell is an “independent director,” as defined in the Nasdaq listing standards. In determining the independence of the directors, the Board of Directors considered certain amounts paid for property and legal services provided by certain directors or entities in which they have interests. This includes the following relationship that Mrs. Corelli has with the Company outside of her director position: Troutman Pepper Hamilton Sanders LLP, a law firm of which Mrs. Corelli is a partner, has been engaged by the Bank for legal services. During the fiscal year ended September 30, 2020, the law firm was paid approximately $119,000 for its services. This also includes the following relationship that

Mr. Scartozzi has with the Company outside of his director position: The Hardware Store, a company of which Mr. Scartozzi is president, sells consumer goods to the Bank. During the fiscal year ended September 30, 2020, The Hardware Store was paid approximately $2,250 for consumer goods. After considering these relationships, the Board of Directors determined that such transactions and relationships would not interfere with the directors’ exercise of independent judgment in carrying out the responsibilities of a director.

Related Party Transactions

Malvern Bank has made, and expects to make in the future, in the ordinary course of business, loans to directors, officers, principal shareholders and their associates. All loans to such persons were made, and will be made, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees paid by us to Baker Tilly for professional services rendered by the firm in connection with the audit of Malvern Bancorp’s consolidated financial statements for the fiscal years ended September 30, 2020 and 2019, respectively, as well as the fees paid by us to Baker Tilly for audit-related services, tax services and all other services rendered by the firm to us during the fiscal years ended September 30, 2020 and 2019, respectively.

	Year Ended September 30,
	2020	2019
Audit fees(1)	$474,450	$277,135
Audit-related fees(2)	23,500	23,500
Tax fees	46,850	58,085
All other fees	—	—
Total	$544,800	$358,720

(1)

Audit fees consist of fees incurred in connection with the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Qs, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by FDICIA or Section 404 of the Sarbanes-Oxley Act), including out-of-pocket expenses.

(2)	Audit related fees consist of fees incurred in connection with the audit of our employee benefit plan.
(3)	Tax fees include fees billed for the preparation of state and federal tax returns and assistance with calculating estimated tax payments.

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Malvern Bancorp. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis, and separately approves other individual engagements as necessary.

Each new engagement of the Company’s independent registered public accounting firm was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the SEC’s rules.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.	(2)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(3)
4.1	Indenture, dated February 7, 2017, by and between Malvern Bancorp, Inc. and U.S. Bank National Association, as trustee	(4)
4.2	Forms of 6.125% Subordinated Note due 2027 (included as Exhibit A-1 and Exhibit A-2 to the Indenture referenced above)	(5)
4.3	Description of Registrant’s Securities	Filed herewith
10.1	Malvern Bancorp 2014 Long Term Incentive Plan*	(6)
10.2	Change of Control Agreement, dated May 23, 2016, with Joseph D. Gangemi*	(7)
10.3	Change of Control Agreement, dated May 23, 2016, with William Woolworth*	(8)
10.4	Amended and Restated Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Bank and Anthony C. Weagley*	(9)
10.5	Amendment to Change in Control Agreement, dated May 25, 2017, between Joseph Gangemi and Malvern Bank, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(10)
10.6	Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Bank and William J. Boylan, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(11)
10.7	Amendment to Employment Agreement, dated December 11, 2018, among Malvern Bancorp, Inc., Malvern Bank and Anthony C. Weagley	(12)
21.1	Subsidiaries of the Registrant	Filed herewith
23.0	Consent of Baker Tilly US, LLP.	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.**	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2020 and 2019, (ii) the Consolidated Statement of Operations for the years ended September 30, 2020 and 2019, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2020 and 2019, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2020 and 2019, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2020 and 2019 (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

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

MALVERN BANCORP, INC.

January 29, 2021	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on January 29, 2021.

/s/ Anthony C. Weagley	Director, President and Chief Executive Officer
Anthony C. Weagley	(principal executive officer)

/s/ Howard Kent	Chairman of the Board
Howard Kent

/s/ James Barrett	Director
James Barrett

/s/ Cynthia Felzer Leitzell	Director
Cynthia Felzer Leitzell

/s/ Norman Feinstein	Director
Norman Feinstein

/s/Andrew Fish	Director
Andrew Fish

/s/ Stephen P. Scartozzi	Director
Stephen P. Scartozzi

/s/ Julia Corelli	Director
Julia Corelli

/s/ Joseph D. Gangemi	Executive Vice President and Chief Financial Officer
Joseph D. Gangemi	(principal financial and accounting officer)