Form 10-K/A
period 2020-09-30
MALVERN BANCORP, INC.
filed 2021-02-26
CIK 1550603

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

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of February 25, 2021 was 7,609,953.

MALVERN BANCORP, INC.

EXPLANATORY NOTE REGARDING RESTATEMENT

Malvern Bancorp, Inc., a Pennsylvania corporation (“Malvern Bancorp” or the “Company”), is filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“Amended Report”) to reflect restatement of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 29, 2021 (the “Original 10-K”).

Restatement of Previously Issued Consolidated Financial Statements (September 30, 2020)

As disclosed in the Original 10-K, the Company recorded the impairment as of September 30, 2020 of a $13.5 million commercial real estate loan (“the Loan”) as collateral dependent, based on information received in December 2020. The Loan, which was initially classified as an accruing COVID-19 deferred loan, is a retail property located in New York City that was directly affected by the COVID-19 pandemic, and the borrower under the Loan was provided temporary payment relief under the CARES Act. As per FASB ASC 855-10-20, this new information received in December 2020 constituted a (Type I) subsequent event, providing additional evidence about events and conditions that existed at the balance sheet date and as such management recorded the adjustment at September 30, 2020. The Company estimated the fair value of the collateral and recorded a partial charge down of approximately $2.9 million and a specific reserve of approximately $581,000, impairing the Loan, placed the Loan on non-accrual status, and reversed approximately $266,000 of interest income as of September 30, 2020, pending the receipt of a third party appraisal (the “Impairment”), which as previously disclosed by the Company in the Original 10-K, could result in further impairment. Unless otherwise noted herein, all monetary amounts in this Amended Report, other than share and per share amounts, are stated in thousands.

Subsequent to the filing of the Original 10-K, the Company received the third-party appraisal report dated February 11, 2021, which provides a collateral value materially less than the Company’s previously reported estimate as of September 30, 2020, indicating an additional $3.1 million impairment.  The variance to the Company’s previously reported estimate is primarily due to COVID-19 pandemic’s impact on, and dislocation within, the New York City real estate market.  Based upon the third-party appraisal and resulting impairment, the Company has determined to record an additional $3.95 million provision for loan losses for the three months ended September 30, 2020.  The additional loan impairment (“Additional Impairment”) constitutes a (Type I) subsequent event in the quarter and fiscal year ended September 30, 2020.

On February 16, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after consultation with management, determined that the Company’s audited annual consolidated financial statements for the fiscal year ended September 30, 2020 and the unaudited interim consolidated financial statements for the quarterly period ended September 30, 2020 should not be relied upon due to errors identified in such consolidated financial statements.

The principal effects of the Restatement for the respective comparative periods are as follows:

	September 30, 2020
	As Previously Reported on Original 10-K	Adjustments	As Restated
	(Dollars in thousands)
Consolidated Statement of Condition:
Loans receivable, net of allowance for loan losses	$1,030,844	$(3,950)	$1,026,894
Deferred income taxes, net	3,476	204	3,680
Total Assets	1,212,021	(3,746)	1,208,275
Other liabilities	13,424	(789)	12,635
Total Liabilities	1,068,471	(789)	1,067,682
Retained earnings	63,345	(2,957)	60,388
Total Shareholders’ Equity	143,550	(2,957)	140,593
Total Liabilities and Shareholders’ Equity	1,212,021	(3,746)	1,208,275

	Year Ended September 30, 2020
	As Previously Reported on Original 10-K	Adjustments	As Restated
	(Dollars in thousands, except share data)
Consolidated Statement of Operations:
Provision for Loan Losses	$6,660	$3,950	$10,610
Net Interest Income after Provision for Loan Losses	20,372	(3,950)	16,422
Income before income tax expense	4,558	(3,950)	608
Income tax expense (benefit)	957	(993)	(36)
Net Income	3,601	(2,957)	644
Earnings Per Common Share:
Basic	$0.47	$(0.39)	$0.08
Diluted	$0.47	$(0.39)	$0.08

Consolidated Statement of Cash Flows:
Net income	$3,601	$(2,957)	$644
Provision for loan losses	6,660	3,950	10,610
Deferred income taxes benefit	(636)	(204)	(840)
Increase in other liabilities	7,550	(789)	6,761

	Quarter Ended September 30, 2020
	As Previously Reported on Original 10-K	Adjustments	As Restated
	(Dollars in thousands, except share data)
Consolidated Statement of Operations:
Provision for Loan Losses	$3,450	$3,950	$7,400
Net Interest Income (Loss) after Provision for Loan Losses	3,270	(3,950)	(680)
Loss before income tax benefit	(596)	(3,950)	(4,546)
Income tax benefit	(50)	(993)	(1,043)
Net Loss	(546)	(2,957)	(3,503)
Net Loss Per Common Share:
Basic	$(0.07)	$(0.39)	$(0.46)
Diluted	$(0.07)	$(0.39)	$(0.46)

Restatement of Previously Issued Consolidated Financial Statements (September 30, 2019)

As originally disclosed in the Company’s Current Report on Form 8-K filed on January 20, 2021, the Audit Committee, after considering the recommendations of management, concluded that the Company’s audited annual consolidated financial statements for the fiscal year ended September 30, 2019 and the unaudited interim consolidated financial statements for the quarterly periods ended December 31, 2019, March 31, 2020 and June 30, 2020 (together, the “Restated Periods”), should not be relied upon due to errors identified in such consolidated financial statements. Specifically, the Company determined that participation interests relating to two commercial real estate loans totaling approximately $4.2 million should be treated as secured borrowings rather than sold loans (referred to herein as “Balance Sheet Changes”) as of the Restated Periods. The Audit Committee also determined that investors should no longer rely upon the preliminary earnings release, dated November 9, 2020, for the fourth fiscal quarter and fiscal year ended September 30, 2020 due to the Impairment of the Loan (as noted above).

The Balance Sheet Changes for the Restated Periods were reflected in the Original 10-K through grossing up “Loans Receivable” by approximately $4.3 million and recording a “Secured Borrowing” of approximately $4.3 million. The Balance Sheet Changes did not have any impact on the Company’s provision for loan losses, net (loss) income or earnings per share.

***

This Amended Report restates amounts included in the audited consolidated financial statements for the years ended September 30, 2020 and 2019, which will allow investors to review all pertinent data in a single presentation. The Company does not intend to file amendments to its annual report for the fiscal year ended September 30, 2019, quarterly reports for the quarterly periods ended December 31, 2019, March 31, 2020 and June 30, 2020, or the preliminary earnings release for the quarterly period ended September 30, 2020 furnished on a Form 8-K filed on November 9, 2020 (collectively, the “Affected Reports”).  Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods that are contained in this Amended Report, and not on the Affected Reports, the Original 10-K, or any reports, earnings releases or similar communications relating to those periods.

For additional information on the above Restatements, see Note 3 Restatement of Previously Issued Consolidated Financial Statements.

***

Items Amended in this Filing

For the reasons discussed above, we are filing this Amended Report in order to amend the following items in our Original 10-K to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amended Report:

•	Part I, Item 1. Business
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures

Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters is also updated to reflect an updated beneficial ownership table. Except as otherwise noted above, no other information in our Original 10-K is amended hereby.

In order to preserve the nature and character of the disclosures set forth in the Original 10-K, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original 10-K, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in filings with the SEC subsequent to the date of the Original 10-K. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the Original Report.

Control Considerations

In connection with the above management has assessed the effectiveness of our disclosure controls and procedures and has included applicable disclosure in Item 9A herein, “Controls and Procedures.” Management identified material weaknesses in our internal control over financial reporting as described under “Management’s Report on Internal Control over Financial Reporting” in Item 9A, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and internal control over financial reporting were not effective at a reasonable assurance level as of September 30, 2020. Management has taken and is taking additional steps, as described under “Remediation Plan and Status” in Item 9A, to remediate these material weaknesses in our internal control over financial reporting.

Information included in or incorporated by reference in this Amended Report, other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward looking statements and associated risks in ‘‘Item 1 — Business’’ and ‘‘Item 1A — Risk factors’’ in this Amended Report.

PART I.

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Malvern Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern’’ or similar expressions or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ ‘‘may’’ or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors that might cause such a difference include, but are not limited to: (1) the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of the coronavirus (“COVID-19”) pandemic; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any regulatory or legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Malvern Bancorp, Inc. are included in Item 1A of this Amended Report and in Malvern Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Malvern Bancorp, Inc.  Malvern Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

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

The Company’s common stock is traded on The Nasdaq Stock Market, LLC (“Nasdaq”) under the ticker symbol “MLVF.” There are 50,000,000 authorized shares of the Company’s common stock, and 10,000,000 authorized shares of preferred stock. Our executive offices are located at 42 East Lancaster Avenue, Paoli, Pennsylvania, 19301, and our telephone number is (610) 644-9400. Our website address is https://mymalvernbank.com.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at http://ir.malvernbancorp.com without charge as soon as reasonably practicable after filing with or furnishing them to the SEC. These reports are also available at the Internet site maintained by the SEC (http://www.sec.gov). Also available on the website are the Company’s corporate code of ethics that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The information contained on our website or in any websites linked by our website is not a part of this Amended Report.

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

As of September 30, 2020, the Company had 43 COVID-19 loan modification agreements with respect to $144.8 million representing 13.9 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under the CARES Act Section 4013, and further details regarding these modifications are provided in the table on page 28.  At January 15, 2021, the Company had 15 COVID-19-related modified loan deferrals totaling $68.2 million or 6.8% of total loans. Of the remaining $68.2 million deferrals, approximately $37.3 million or 54.7% of the deferrals are paying the contractual interest payments.  For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity will continue beyond fiscal year 2020.

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

Maintain Robust Capital and Liquidity Levels

The Company’s capital position provides a source of strength and continues to significantly exceed all regulatory capital guidelines, as demonstrated by the September 30, 2020 Tier 1 Leverage ratios of the Company and the Bank of 11.63 percent and 12.78 percent, respectively. We plan to continue to maintain robust capital reserves, in part due to the risks and uncertainties associated with the COVID-19 pandemic.

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

Ensure the Adequacy of Our Allowance for Credit Losses

The economic implications of the COVID-19 pandemic and the resulting impact on our asset quality remain unclear at this time. Notwithstanding this uncertainty reserve levels remained adequate with total allowance amounting to $12.4 million at September 30, 2020.

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

Malvern Bank’s capital ratios as of September 30, 2020 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$155,575	12.78%	$48,685	4.00%	$60,856	5.00%	$94,719	7.78%
Common equity Tier 1 (to risk-weighted assets)	$155,575	15.40	45,459	4.50	65,663	6.50	89,912	8.90
Tier 1 risk-based capital (to risk-weighted assets)	$155,575	15.40	60,612	6.00	80,816	8.00	74,759	7.40
Total risk-based capital (to risk-weighted assets)	$168,090	16.64	80,816	8.00	101,020	10.00	67,070	6.64

Failure to meet any of the capital requirements could result in enforcement actions by the regulators, including a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

Malvern Bancorp’s capital ratios as of September 30, 2020 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$141,681	11.63%	$48,743	4.00%	$60,929	5.00%	$80,752	6.63%
Common equity Tier 1 (to risk-weighted assets)	$141,681	14.00	45,528	4.50	65,763	6.50	75,918	7.50
Tier 1 risk-based capital (to risk-weighted assets)	$141,681	14.00	60,704	6.00	80,939	8.00	60,742	6.00
Total risk-based capital (to risk-weighted assets)	$178,972	17.69	80,939	8.00	101,174	10.00	77,798	7.69

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

•

Stock exchanges, which includes Nasdaq, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.  See “—Incentive Compensation” below.

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

Lending Limits

As a national bank, the Bank’s lending limit to any one borrower is 15 percent of the Bank’s capital and surplus (defined as Tier 1 and Tier 2 capital calculated under the risk-based capital standards applicable to the Bank plus the allowance for loan losses (“ALLL”, “allowance”) not included in the Bank’s Tier 2 capital) for most loans ($25.2 million at September 30, 2020) and 25 percent of the Bank’s capital and surplus for loans secured by readily marketable collateral ($42.0 million at September 30, 2020).  At September 30, 2020, the Bank’s largest committed relationship totaled $23.1 million.

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

Item 1A. Risk Factors.

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. You should carefully consider the risks described below, as well as all other information contained in this Amended Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be materially, adversely affected.

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

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2020, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans of $495.4 million, or 47.7 percent of total loans;

•	residential real estate loans of $242.1 million, or 23.3 percent of total loans;
•	commercial and industrial loans of $116.6 million, or 11.2 percent of total loans;
•	construction and development loans of $68.8 million, or 6.6 percent of total loans and
•	consumer loans of $30.7 million, or 3.0 percent of total loans.

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

The Bank’s total reported loans for construction, land development and other land represented 38.4 percent of risk based capital at September 30, 2020 as compared to 24.7 percent of capital at September 30, 2019. This ratio is below the regulatory commercial real estate concentration guideline level of 100 percent for land and construction loans. The Bank’s total reported commercial real estate loans to total risk based capital was 338.2 percent at September 30, 2020, as compared to 331.5 percent of capital at September 30, 2019. This ratio is above the regulatory commercial real estate concentration guideline level of 300 percent for all investor real estate loans. The Bank’s commercial real estate portfolio has increased by 14.0 percent over the preceding 36 months.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgements about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. At September 30, 2020, our allowance for loan losses was 1.20 percent of total loans, and 1.22 percent of total loans less PPP loans, which do not require a specific reserve. Significant additions to our allowance could materially decrease our net income.

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

See the first page of this Amended Report for information regarding forward-looking statements.

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

Capital Strength

The Company’s capital ratios continue to exceed the highest required regulatory benchmark levels. As of September 30, 2020, common equity Tier 1 capital ratio was 14.00 percent, Tier 1 leverage ratio was 11.63 percent, Tier 1 risk-based capital ratio was 14.00 percent and the total risk-based capital ratio was 17.69 percent.

Deferral Requests

As of September 30, 2020, the Company had 43 COVID-19 loan modification agreements with respect to $144.8 million representing 13.9 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under the CARES Act Section 4013, and further details regarding these modifications are provided in the table below.  At January 15, 2020, the Company had 15 COVID-19-related modified loan deferrals totaling $68.2 million or 6.8% of total loans. Of the remaining $68.2 million deferrals, approximately $37.3 million or 54.7% of the deferrals are paying the contractual interest payments.  For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity will continue beyond fiscal year 2020.

	September 30, 2020 (As Restated)
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.64%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic, such as the following:

	September 30, 2020 (As Restated)
	Number of Loans	Loan Deferment Exposure	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Industries:
Hotel	6	$58,640	5.64%
Retail	9	28,315	2.73%
Office/Medical Office	1	6,927	0.67%
Fitness Centers	1	11,400	1.10%
Restaurants and food service	1	1,191	0.11%
Other	3	24,875	2.39%
Total Outstanding Exposure	21	$131,348	12.64%

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

Qualitative or environmental factors that may result in further adjustments to the quantitative analyses include items such as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, and value of underlying collateral. The total net adjustments due to all qualitative factors increased the allowance for loan losses by approximately $8.6 million and $6.7 million at September 30, 2020 and September 30, 2019, respectively.

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

Realization of a DTA requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net DTA amounted to $3.7 million and $2.8 million at September 30, 2020 and at September 30, 2019, respectively. In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net DTA beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company did not have a DTA valuation allowance as of September 30, 2020 and September 30, 2019.

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

Other assets increased from $12.5 million at September 30, 2019 to $16.3 million at September 30, 2020 while other liabilities increased from $8.5 million at September 30, 2019 to $12.6 million at September 30, 2020 primarily due to the Bank’s commercial loan hedging program during fiscal 2020.

Results of Operations

Net income for the year ended September 30, 2020 was $644,000 as compared to $9.3 million earned in fiscal 2019. For fiscal 2020, the fully diluted earnings per common share was $0.08 as compared with $1.22 per share in fiscal 2019.

The decreases in net income and diluted earnings per share were primarily due to higher loan loss provision expense necessitated by the COVID-19 pandemic and lower net interest income, as well as the partial charge-off of $2.3 million in the first fiscal quarter ended December 31, 2019 related to one commercial loan relationship and a partial charge-off of $6.0 million in the fourth fiscal quarter ended September 30, 2020 related to another separate commercial loan relationship.

For the year ended September 30, 2020, the Company’s return on average equity (‘‘ROAE’’) was 0.45 percent and its return on average assets (‘‘ROAA’’) was 0.05 percent. The comparable ratios for the year ended September 30, 2019 were ROAE of 6.78 percent and ROAA of 0.80 percent.

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

At September 30, 2020, total gross loans amounted to $1.0 billion, an increase of $17.6 million or 1.7 percent as compared to September 30, 2019. At September 30, 2020, total net loans amounted to $1.0 billion, an increase of $14.9 million or 1.5 percent as compared to September 30, 2019.   For the year ended September 30, 2020, growth of $25.0 million in construction and development loans and $22.1 million in residential mortgage loans were partially offset by decreases of $25.0 million in commercial loans and $4.6 million in consumer loans. Even though the Company continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships. Total loan growth for the fiscal year ended September 30, 2020 included $20.8 million of PPP commercial and industrial loans.

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

	September 30,
	2020 (As Restated)	2019 (As Restated)	2018 (As Restated)	2017 (As Restated)	2016
	(In thousands)
Residential mortgage	$242,090	$220,011	$197,219	$192,500	$209,186
Construction and Development:
Residential and commercial	65,703	40,346	37,433	35,622	18,579
Land	3,110	3,420	9,221	18,377	10,013
Total construction and development	68,813	43,766	46,654	53,999	28,592
Commercial:
Commercial real estate	495,398	547,727	498,229	442,060	231,439
Farmland	7,517	7,563	12,066	1,723	—
Multi-family	67,767	62,884	45,102	39,768	19,515
Commercial and industrial	116,584	99,747	73,895	70,677	33,832
Other	10,142	4,450	6,164	4,160	4,947
Total commercial	697,408	722,371	635,456	558,388	289,733
Consumer:
Home equity lines of credit	17,128	19,506	14,884	16,509	19,757
Second mortgages	10,711	13,737	18,363	22,480	29,204
Other	2,851	2,030	2,315	2,570	1,914
Total consumer	30,690	35,273	35,562	41,559	50,875
Total loans	1,039,001	1,021,421	914,891	846,446	578,386
Deferred loan fees and costs, net	326	663	566	590	1,208
Allowance for loan losses	(12,433)	(10,095)	(9,021)	(8,405)	(5,434)
Loans receivable, net	$1,026,894	$1,011,989	$906,436	$838,631	$574,160

At September 30, 2020, our net loan portfolio totaled $1.0 billion or 85.0 percent of total assets.  Our principal lending activity has been the origination of residential, commercial and commercial real estate loans. Through our loan policy, we utilize strict underwriting guidelines maintain low average loan-to-value (“LTV”) ratios, and require maximum gross debt ratios and minimum debt coverage ratios. We have invested in software which facilitates our ability to internally review and grade loans in our portfolio and to monitor loan performance.

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

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2020, approximately $488,000, or 3.9 percent, of our allowance for loan losses was attributed to construction and development loans. We had no construction and development loans that were non-performing at September 30, 2020 and at September 30, 2019. We had no construction and development loans that were performing TDRs at September 30, 2020 and at September 30, 2019.

Commercial Lending. At September 30, 2020, our loans secured by commercial real estate amounted to $495.4 million and constituted 47.7 percent of our gross loans at such date. During the year ended September 30, 2020, the commercial real estate loan portfolio decreased by $52.3 million, or 9.6 percent.  During fiscal 2020, we had $8.3 million partial charge-offs of commercial real estate loans, as compared to $1.4 million of charge-offs of commercial real estate loans for fiscal 2019.

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

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2020, there was $14.4 million of non-accruing commercial real estate mortgage loans and an aggregate of $26.4 million of our commercial real estate loans at such date were classified for regulatory reporting purposes as substandard.  As of September 30, 2020, $8.7 million, or 69.8 percent of our allowance for loan losses was allocated to commercial real estate mortgage loans. In addition, at each of September 30, 2020 and 2019 we had $5.8 million of OREO which was acquired from a foreclosure, or our acceptance of a deed-in-lieu of foreclosure, on a commercial real estate loan. As of September 30, 2020, our commercial real estate loans held in portfolio that were deemed performing troubled debt restructurings increased to $11.4 million from $9.7 million at September 30, 2019 primarily due to the additions of two commercial real estate loans with an aggregate outstanding balance of approximately $10.9 million partially offset by a charge-off of one commercial real estate loan with an outstanding balance of $9.2 million during the fiscal year 2020.

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

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2020, we had no non-accruing other commercial loans in our loan portfolio. At such date, approximately $629,000 or 5.1 percent of the allowance for loan losses was allocated to commercial business loans.  At September 30, 2020 and 2019, we held no other commercial loans in portfolio that were deemed performing troubled debt restructurings.

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

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $30.7 million or 3.0 percent of our total loan portfolio at September 30, 2020. The largest components of our consumer loans are home equity lines of credit, which amounted to $17.1 million at September 30, 2020 and loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $10.7 million at September 30, 2020. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

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

	At September 30, 2020 (As Restated), Maturing
	In One Year or Less	After One Years Through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$708	$4,031	$237,351	$242,090
Construction and Development:
Residential and commercial	39,793	18,291	7,619	65,703
Land	—	1,809	1,301	3,110
Total construction and development	39,793	20,100	8,920	68,813
Commercial:
Commercial real estate	32,258	172,212	290,928	495,398
Farmland	3,650	992	2,875	7,517
Multi-family	15,651	12,839	39,277	67,767
Commercial and industrial	16,715	85,075	14,794	116,584
Other	4,396	5,600	146	10,142
Total commercial	72,670	276,718	348,020	697,408
Consumer:
Home equity lines of credit	—	1,300	15,828	17,128
Second mortgages	641	2,266	7,804	10,711
Other	1,267	1,307	277	2,851
Total consumer	1,908	4,873	23,909	30,690
Total	$115,079	$305,722	$618,200	$1,039,001
Loans with:
Fixed rates	$41,639	$200,508	$280,889	$523,036
Variable rates	73,440	105,214	337,311	515,965
Total	$115,079	$305,722	$618,200	$1,039,001

For additional information regarding loans, see Note 8 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“ALLL” or “allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such qualitative factors as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, value of underlying collateral, the level and trend of interest rates, and peer group statistics are also reviewed. At fiscal 2020 year-end, the level of the allowance, was $12.4 million as compared to a level of $10.1 million at September 30, 2019. The Company made loan loss provisions of $10.6 million in fiscal 2020 compared with $2.4 million in fiscal 2019. Provision expense was higher during the fiscal year ended September 30, 2020 due primarily to the impairment of a single $13.5 million commercial real estate credit identified as collateral dependent and due to economic uncertainties caused by COVID-19. For the quarter ended December 31, 2018, the Company added a new qualitative factor, defined as Regulatory Oversight, to its allowance methodology to address the difference in the required allowance based on asset quality and the directionally consistent level of the allowance. Unique to the other factors, this is a single calculation figure which is subsequently applied to the loan portfolio by loan type (Commercial, Residential and Consumer) based upon the percent of each to total loans. It is derived from a review of a peer group consisting of 10 banks with similar asset size within the same general geographic area of Malvern Bank. This new factor, added during the quarter ended December 31, 2018, amounted to an additional $390,000 added to the provision for the period. The level of the allowance during the respective annual fiscal periods of 2020 and 2019 reﬂects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Company’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2020, the allowance amounted to 1.20 percent of total loans, and 1.22 percent of total loans less PPP loans, which do not require a reserve. In management’s view, the level of the allowance at September 30, 2020 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a ‘‘Forward Looking Statement’’ under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance remains an estimate, which is subject to signiﬁcant judgment and short-term change. The OCC, as an integral part of its examination process, periodically reviews the Company’s allowance. The OCC may require the Company to increase the allowance based on its analysis of information available to it at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting real estate in the Bank’s market areas and a deterioration of the economic climate, as well as, operating, regulatory and other conditions beyond the Company’s control. The allowance as a percentage of total loans amounted to 1.20 percent and 0.99 percent at September 30, 2020 and 2019, respectively. At September 30, 2020 the allowance amounted to 1.22 percent of total loans less PPP loans, which do not require a reserve. The increase in the allowance as a percent of gross loans reflects an increase in qualitative factors as a result of COVID-19 and the economic impact it could have on the Company’s loan portfolio.

Net charge-offs were $8.3 million in fiscal 2020, compared to net charge-offs of $1.3 million in fiscal 2019. Charge-offs were higher primarily in the commercial real estate portfolio segment in fiscal 2020 than in fiscal 2019 due to two commercial real estate loans partially charged-off by $8.3 million compared to one commercial real estate loan charged down by $1.2 million.

Five-Year Statistical Allowance for Loan Losses

The following table reﬂects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past ﬁve years.

	September 30,
	2020 (As Restated)	2019 (As Restated)	2018 (As Restated)	2017 (As Restated)	2016
	(In thousands)
Average loans outstanding	$1,026,221	$977,876	$860,366	$740,646	$507,973
Total loans at end of period	$1,039,001	$1,021,421	$914,891	$846,446	$578,386
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$10,095	$9,021	$8,405	$5,434	$4,667
Charge-offs:
Residential mortgage	—	17	60	—	9
Construction and Development:
Residential and commercial	—	—	—	—	91
Commercial:
Commercial real estate	8,330	1,418	276	—	99
Commercial and industrial	—	—	45	—	—
Consumer:
Home equity lines of credit	62	—	—	—	—
Second mortgages	3	45	88	218	291
Other	1	37	2	5	70
Total charge-offs	8,396	1,517	471	223	560
Recoveries:
Residential mortgage	25	79	58	2	17
Construction and Development:
Residential and commercial	—	—	—	90	243
Commercial:
Commercial real estate	6	23	11	40	3
Commercial and industrial	2	4	4	9	3
Consumer:
Home equity lines of credit	1	1	1	18	1
Second mortgages	88	94	52	232	100
Other	2	11	7	12	13
Total recoveries	124	212	133	403	380
Net charge-offs (recoveries)	8,272	1,305	338	(180)	180
Provision for loan losses	10,610	2,379	954	2,791	947
Balance at end of year	$12,433	$10,095	$9,021	$8,405	$5,434
Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.81%	0.13%	0.04%	(0.02)%	0.04%
Allowance for loan losses as a percentage of total loans at end of year	1.20%	0.99%	0.99%	0.99%	0.94%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2020 (As Restated)		2019 (As Restated)		2018 (As Restated)		2017 (As Restated)		2016
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(In thousands)
Residential mortgage	$1,667	23.3%	$1,364	21.6%	$1,062	21.6%	$1,004	22.7%	$1,201	36.2%
Construction and Development:
Residential and commercial	465	6.3	523	3.9	393	4.1	523	4.2	199	3.2
Land loans	23	0.3	20	0.3	49	1.0	132	2.2	97	1.7
Commercial:
Commercial real estate	8,682	47.7	5,903	53.7	5,031	54.4	3,581	52.2	1,874	40.0
Farmland	47	0.7	49	0.7	66	1.3	9	0.2	—	—
Multi-family	511	6.5	369	6.2	232	4.9	224	4.7	109	3.4
Commercial and industrial	578	11.2	615	9.8	443	8.1	520	8.3	155	5.8
Other	51	1.0	21	0.4	24	0.7	21	0.5	3	0.9
Consumer:
Home equity lines of credit	130	1.7	122	1.9	82	1.6	90	2.0	116	3.4
Second mortgages	196	1.0	267	1.3	326	2.0	402	2.7	467	5.0
Other	29	0.3	23	0.2	51	0.3	27	0.3	34	0.4
Total allocated	12,379	100.0	9,276	100.0	7,759	100.0	6,533	100.0	4,255	100.0
Unallocated	54	—	819	—	1,262	—	1,872	—	1,179	—
Balance at end of period	$12,433	100.0%	$10,095	100.0%	$9,021	100.0%	$8,405	100.0%	$5,434	100.0%

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

	At September 30,
	2020 (As Restated)	2019	2018	2017	2016
	(In thousands)
Non-accrual loans	$16,730	$1,821	$2,687	$1,038	$1,617
Accruing loans past due 90 days or more	58	502	374	173	696
Total non-performing loans	16,788	2,323	3,061	1,211	2,313
Other real estate owned	5,796	5,796	—	—	—
Total non-performing assets	$22,584	$8,119	$3,061	$1,211	$2,313
Troubled debt restructured loans — performing	$13,418	$12,170	$18,640	$2,238	$2,039

At September 30, 2020, non-performing assets totaled $22.6 million, or 1.87 percent of total assets, as compared with $8.1 million, or 0.64 percent, at September 30, 2019. The increase in non-accrual loans was primarily due to additions of three commercial real estate loans totaling $14.5 million, four residential mortgage loans totaling $617,000, and two second mortgage consumer loans totaling $64,000. Subsequent to the fiscal year ended September 30, 2020, a $6.7 million non-accrual TDR commercial loan was returned to accruing status on January 4, 2021. The loan is performing in accordance with its modified terms and has a positive payment history. Had this occurred prior to September 30, 2020, it would have reduced non-accrual loans from $16.7 million to $10.0 million and total non-performing assets from $22.6 million to $15.9 million.

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

Provision for Income Taxes

The Company recorded a $36,000 income tax benefit in fiscal 2020 compared to $2.5 million in income tax expense in fiscal 2019. The effective tax rates for the Company for the years ended September 30, 2020 and 2019 were (5.9) percent and 20.9 percent, respectively. For a more detailed description of income taxes see Note 14 of the Notes to Consolidated Financial Statements.

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

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(In thousands)
Interest-earning assets(1):
Loans receivable(2)	$347,782	$86,120	$258,082	$243,886	$86,401	$1,022,271
Investment securities and restricted securities	15,934	1,183	4,828	19,570	14,618	56,133
Other interest-earning assets	45,053	—	—	—	—	45,053
Total interest-earning assets	408,769	87,303	262,910	263,456	101,019	1,123,457
Interest-bearing liabilities:
Demand and NOW accounts	13,214	13,214	52,857	52,857	171,540	303,682
Money market accounts	28,031	28,031	112,125	108,877	647	277,711
Savings accounts	1,957	1,957	7,829	7,829	25,500	45,072
Certificate accounts	102,525	56,483	35,892	17,241	1,878	214,019
Borrowings	94,225	20,000	44,776	—	—	159,001
Total interest-bearing liabilities	239,952	119,685	253,479	186,804	199,565	999,485
Interest-earning assets less interest- bearing liabilities	$168,817	$(32,382)	$9,431	$76,652	$(98,546)	$123,972
Cumulative interest-rate sensitivity gap(3)	$168,817	$136,435	$145,866	$222,518	$123,972
Cumulative interest-rate gap as a percentage of total assets at September 30, 2020 (As Restated)	13.97%	11.29%	12.07%	18.42%	10.26%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2020	170.35%	137.94%	123.79%	127.82%	112.40%

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

	As of September 30, 2020 (As Restated)			As of September 30, 2019
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(In thousands)
+300	$155,658	$3,988	3%	$166,280	$(4,588)	(3)%
+200	159,099	7,429	5	170,385	(483)	—
+100	158,349	6,679	4	172,926	2,058	1
0	151,670	—	—	170,868	—	—
-100	158,616	6,946	5	164,043	(6,825)	(4)

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

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

Shareholders’ Equity

Total shareholders’ equity amounted to $140.6 million, or 11.6 percent of total assets, at September 30, 2020, compared to $142.5 million, or 11.2 percent of total assets at September 30, 2019. Book value per common share was $18.48 at September 30, 2020, compared to $18.35 at September 30, 2019.

Capital

Malvern Bank’s capital ratios as of September 30, 2020 and September 30, 2019 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020 (As Restated):	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$155,575	12.78%	$48,685	4.00%	$60,856	5.00%	$94,719	7.78%
Common equity Tier 1 (to risk-weighted assets)	$155,575	15.40	45,459	4.50	65,663	6.50	89,912	8.90
Tier 1 risk-based capital (to risk-weighted assets)	$155,575	15.40	60,612	6.00	80,816	8.00	74,759	7.40
Total risk-based capital (to risk-weighted assets)	$168,090	16.64	80,816	8.00	101,020	10.00	67,070	6.64
As of September 30, 2019 (As Restated):
Tier 1 leverage (core) capital (to adjusted tangible assets)	$153,086	12.19%	$50,226	4.00%	$62,783	5.00%	$90,303	7.19%
Common equity Tier 1 (to risk-weighted assets)	$153,086	15.32	44,980	4.50	64,972	6.50	88,114	8.82
Tier 1 risk-based capital (to risk-weighted assets)	$153,086	15.32	59,974	6.00	79,965	8.00	73,121	7.32
Total risk-based capital (to risk-weighted assets)	$163,253	16.33	79,965	8.00	99,957	10.00	63,296	6.33

Malvern Bancorp’s capital ratios as of September 30, 2020 and September 30, 2019 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020 (As Restated):	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$141,681	11.63%	$48,743	4.00%	$60,929	5.00%	$80,752	6.63%
Common equity Tier 1 (to risk-weighted assets)	$141,681	14.00	$45,528	4.50	$65,763	6.50	$75,918	7.50
Tier 1 risk-based capital (to risk-weighted assets)	$141,681	14.00	$60,704	6.00	$80,939	8.00	$60,742	6.00
Total risk-based capital (to risk-weighted assets)	$178,972	17.69	$80,939	8.00	$101,174	10.00	$77,798	7.69
As of September 30, 2019 (As Restated):
Tier 1 leverage (core) capital (to adjusted tangible assets)	$142,508	11.34%	$50,263	4.00%	$62,828	5.00%	$79,680	6.34%
Common equity Tier 1 (to risk-weighted assets)	$142,508	14.24	45,031	4.50	65,044	6.50	77,464	7.74
Tier 1 risk-based capital (to risk-weighted assets)	$142,508	14.24	60,041	6.00	80,054	8.00	62,454	6.24
Total risk-based capital (to risk-weighted assets)	$177,293	17.72	80,054	8.00	100,068	10.00	77,225	7.72

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

This ‘‘Looking Forward’’ discussion constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above, on the first page of this Amended Report and in other sections of this Amended Report.
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

2) the Company’s annual and quarterly financial reporting processes of analyzing certain necessary information in order to adequately evaluate and assess risk of impairment on a timely basis for COVID-19 modified loans.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2020 and 2019 consolidated financial statements to correct misstatements.

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

Allentown, Pennsylvania

January 29, 2021 (except for the effect of the restatement

disclosed in Note 3A, as to which the date is February 26, 2021)

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2020 (As Restated)	2019 (As Restated)
	(Dollars in thousands, except share data)
Assets
Cash and due from depository institutions	$16,386	$1,400
Interest bearing deposits in depository institutions	45,053	152,143
Cash and Cash Equivalents	61,439	153,543
Investment securities available for sale, at fair value (amortized cost of $31,658 and $18,522 at September 30, 2020 and 2019, respectively)	31,541	18,411
Investment securities held to maturity, at cost (fair value of $15,608 and $22,609 at September 30, 2020 and 2019, respectively)	14,970	22,485
Restricted stock, at cost	9,622	11,129
Loans receivable, net of allowance for loan losses of $12,433 and $10,095 at September 30, 2020 and 2019, respectively	1,026,894	1,011,989
Other real estate owned	5,796	5,796
Accrued interest receivable	3,677	4,253
Operating lease right-of-use-assets	2,638	—
Property and equipment, net	6,274	6,678
Deferred income taxes, net	3,680	2,840
Bank-owned life insurance	25,400	19,891
Other assets	16,344	12,482
Total Assets	$1,208,275	$1,269,497
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Deposits-noninterest-bearing	$50,422	$55,684
Deposits-interest-bearing	840,484	898,127
Total Deposits	890,906	953,811
FHLB advances	130,000	133,000
Secured borrowing	4,225	4,275
Subordinated debt	24,776	24,619
Advances from borrowers for taxes and insurance	1,741	1,761
Accrued interest payable	728	978
Operating lease liabilities	2,671	—
Other liabilities	12,635	8,545
Total Liabilities	1,067,682	1,126,989
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at September 30, 2020 and 7,782,258 and 7,765,395 shares issued and outstanding, respectively, at September 30, 2019	76	78
Additional paid-in-capital	85,127	84,783
Retained earnings	60,388	59,744
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,047)	(1,192)
Accumulated other comprehensive loss	(1,088)	(569)
Treasury stock, at cost: 194,516 shares and 16,863 shares at September 30, 2020 and September 30, 2019, respectively	(2,863)	(336)
Total Shareholders’ Equity	140,593	142,508
Total Liabilities and Shareholders’ Equity	$1,208,275	$1,269,497

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2020 (As Restated)	2019 (As Restated)
	(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$41,441	$43,754
Investment securities, taxable	1,048	982
Investment securities, tax-exempt	124	207
Dividends, restricted stock	631	627
Interest-bearing cash accounts	1,063	2,265
Total Interest and Dividend Income	44,307	47,835
Interest Expense
Deposits	12,846	14,348
Short-term borrowings	—	7
Long-term borrowings	2,898	2,873
Subordinated debt	1,531	1,532
Total Interest Expense	17,275	18,760
Net Interest Income	27,032	29,075
Provision for Loan Losses	10,610	2,379
Net Interest Income after Provision for Loan Losses	16,422	26,696
Other Income
Service charges and other fees	1,316	1,796
Rental income	217	243
Net gains on sale and call of investments	330	28
Net gains on sale of loans	116	37
Earnings on bank-owned life insurance	509	488
Total Other Income	2,488	2,592
Other Expense
Salaries and employee benefits	8,889	8,541
Occupancy expense	2,309	2,256
Federal deposit insurance premium	155	221
Advertising	119	107
Data processing	1,105	1,024
Professional fees	1,995	1,799
Other real estate owned expense, net	88	192
Pennsylvania shares tax	678	431
Other operating expenses	2,964	2,916
Total Other Expenses	18,302	17,487
Income before income tax expense	608	11,801
Income tax expense	(36)	2,469
Net Income	$644	$9,332
Earnings Per Common Share:
Basic	$0.08	$1.22
Diluted	$0.08	$1.22
Weighted Average Common Shares Outstanding
Basic	7,597,528	7,638,866
Diluted	7,597,726	7,639,166

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2020 (As Restated)	2019
Net Income	$644	$9,332
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding gains on available-for-sale securities	320	419
Tax effect	(67)	(88)
Net of tax amount	253	331
Reclassification adjustment for net gains arising during the period(1)	(330)	(28)
Tax effect	69	6
Net of tax amount	(261)	(22)
Adjustment for loss recorded on replacement of derivative	31	—
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	3	4
Tax effect	(1)	(1)
Net of tax amount	2	3
Fair value adjustment on derivatives	(681)	(1,855)
Tax effect	137	390
Net of tax amount	(544)	(1,465)
Total other comprehensive loss	(519)	(1,153)
Total comprehensive income	$125	$8,179

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended September 30, 2020 and 2019

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(In thousands, except share data)
Balance, October 1, 2018	$66	$61,099	$50,412	$(1,338)	$584	—	$110,823
Net Income	—	—	9,332	—	—	—	9,332
Other comprehensive loss	—	—	—	—	(1,153)	—	(1,153)
Treasury stock activity	—	—	—	—	—	(336)	(336)
Stock issuance (net issuance of proceeds of $25,000)	12	23,332	—	—	—	—	23,344
Committed to be released ESOP shares (14,400 shares)	—	143	—	146	—	—	289
Stock based compensation	—	209	—	—	—	—	209
Balance, September 30, 2019	$78	$84,783	$59,744	$(1,192)	$(569)	$(336)	$142,508
Net Income	—	—	644	—	—	—	644
Other comprehensive loss	—	—	—	—	(519)	—	(519)
Treasury stock activity	(2)	—	—	—	—	(2,527)	(2,529)
Committed to be released ESOP shares (14,400 shares)	—	91	—	145	—	—	236
Stock based compensation	—	253	—	—	—	—	253
Balance, September 30, 2020 (As Restated)	$76	$85,127	$60,388	$(1,047)	$(1,088)	$(2,863)	$140,593

See notes to consolidated financial statements.

63

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2020 (As Restated)	2019 (As Restated)
	(In thousands)
Cash Flows from Operating Activities
Net income	$644	$9,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	745	761
Provision for loan losses	10,610	2,379
Deferred income taxes (benefit) expense	(840)	231
ESOP expense	236	289
Stock based compensation	253	209
Amortization of premiums and discounts on investment securities, net	215	275
Amortization of loan origination fees and costs	513	183
Amortization of mortgage service rights	67	45
Amortization of subordinated debt issuance costs	157	158
Net gain on sale and call of investment securities available for sale	(330)	(28)
Net loss on sale of fixed assets	4	—
Net gain on disposal of fixed assets	(45)	—
Net gain on sale of secondary market loans	(116)	(37)
Proceeds on sale of secondary market loans	5,231	2,867
Originations of secondary market loans	(5,115)	(2,830)
Earnings on bank-owned life insurance	(509)	(488)
Decrease (increase) in accrued interest receivable	576	(453)
(Decrease) increase in accrued interest payable	(250)	194
Operating lease liability payments	(667)	—
Increase in other liabilities	6,761	6,630
Increase in other assets	(6,414)	(9,476)
Net Cash Provided by Operating Activities	11,726	10,241
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(30,146)	(17,890)
Sales	8,901	2,055
Maturities, calls and principal repayments	8,378	22,092
Investment securities held-to-maturity:
Maturities, calls and principal repayments	7,362	7,385
Proceeds from sale of loans	—	384
Net increase in loans	(26,028)	(114,295)
Purchase of bank-owned life insurance	(5,000)	—
Net decrease (increase) in restricted stock	1,507	(2,592)
Purchases of property and equipment	(300)	(258)
Net Cash Used in Investing Activities	(35,326)	(103,119)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(62,905)	179,648
Proceeds for long-term borrowings	25,000	70,000
Repayment of long-term borrowings	(28,000)	(55,000)
Repayment of other borrowed money	(50)	(2,525)
(Decrease) increase in advances from borrowers for taxes and insurance	(20)	456
Net proceeds from issuance of common stock	—	23,344
Acquisition of treasury stock	(2,529)	(336)
Net Cash (Used in) Provided by Financing Activities	(68,504)	215,587
Net (Decrease) Increase in Cash and Cash Equivalents	(92,104)	122,709
Cash and Cash Equivalent - Beginning	153,543	30,834
Cash and Cash Equivalent - Ending	$61,439	$153,543
Supplementary Cash Flows Information
Interest paid	$17,347	$18,386
Non-cash transfer to other real estate owned	$—	$5,796
Non-cash transfer of loans to loans held for sale	$—	$367
Income taxes paid	$1,477	$1,367
Impact of ASC 842 adoption:
Right-of-use asset	$3,279	$—
Operating lease liability	$3,279	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Restatement of Previously Issued Consolidated Financial Statements

The consolidated financial statements for the years ended September 30, 2020 and 2019 have been restated to reflect the correction of misstatements. In addition to the below, various footnotes reflect the effects of these restatements, including but not limited to, Note 5, Earnings Per Share; Note 8, Loans Receivable and Related Allowance for Loan Losses; Note 14, Income Taxes; Note 17, Regulatory Matters; and Note 22, Quarterly Financial Information (unaudited).

Note 3A – Restatement of Previously Issued Consolidated Financial Statements (September 30, 2020)

On February 16, 2021, the Audit Committee of the Board of Directors of the Company, after consultation with management, determined that the Company’s audited annual consolidated financial statements for the fiscal year ended September 30, 2020 and the unaudited interim consolidated financial statements for the quarterly period ended September 30, 2020 should not be relied upon due to errors identified in such consolidated financial statements.

As disclosed in the Original 10-K, the Company recorded the impairment as of September 30, 2020 of a $13.5 million commercial real estate loan (“the Loan”) as collateral dependent, based on information received in December 2020. The Loan, which was initially classified as an accruing COVID-19 deferred loan, is a retail property located in New York City that was directly affected by the COVID-19 pandemic, and the borrower under the Loan was provided temporary payment relief under the CARES Act. As per FASB ASC 855-10-20, this new information received in December 2020 constituted a (Type I) subsequent event, providing additional evidence about events and conditions that existed at the balance sheet date and as such management recorded the adjustment at September 30, 2020. The Company estimated the fair value of the collateral and recorded a partial charge down of approximately $2.9 million and a specific reserve of approximately $581,000,impairing the Loan, placed the Loan on non-accrual status, and reversed approximately $266,000 of interest income as of September 30, 2020, pending the receipt of a third party appraisal (the “Impairment”), which as previously disclosed by the Company in the Original 10-K, could result in further impairment.

Subsequent to the filing of the Original 10-K, the Company received the third-party appraisal report dated February 11, 2021, which provides a collateral value materially less than the Company’s previously reported estimate as of September 30, 2020, indicating an additional $3.1 million impairment.  The variance to the Company’s previously reported estimate is primarily due to COVID-19 pandemic’s impact on, and dislocation within, the New York City real estate market.  Based upon the third-party appraisal and resulting impairment, the Company has determined to record an additional $3.95 million provision for loan losses for the three months ended September 30, 2020. The additional loan impairment (“Additional Impairment”) constitutes a (Type I) subsequent event in the quarter and fiscal year ended September 30, 2020.

The effects of the Restatement on the consolidated statement of condition as of September 30, 2020 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2020 (As Previously Reported on Original 10-K)	Adjustments	2020 (As Restated)
	(Dollars in thousands, except share data)
Assets
Cash and due from depository institutions	$16,386	$—	$16,386
Interest bearing deposits in depository institutions	45,053	—	45,053
Cash and Cash Equivalents	61,439	—	61,439
Investment securities available for sale, at fair value (amortized cost of $31,658)	31,541	—	31,541
Investment securities held to maturity, at cost (fair value of $15,608)	14,970	—	14,970
Restricted stock, at cost	9,622	—	9,622
Loans receivable, net of allowance for loan losses of $12,433	1,030,844	(3,950)	1,026,894
Other real estate owned	5,796	—	5,796
Accrued interest receivable	3,677	—	3,677
Operating lease right-of-use-assets	2,638	—	2,638
Property and equipment, net	6,274	—	6,274
Deferred income taxes, net	3,476	204	3,680
Bank-owned life insurance	25,400	—	25,400
Other assets	16,344	—	16,344
Total Assets	$1,212,021	$(3,746)	$1,208,275
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Deposits-noninterest-bearing	$50,422	$—	$50,422
Deposits-interest-bearing	840,484	—	840,484
Total Deposits	890,906	—	890,906
FHLB advances	130,000	—	130,000
Secured borrowing	4,225	—	4,225
Subordinated debt	24,776	—	24,776
Advances from borrowers for taxes and insurance	1,741	—	1,741
Accrued interest payable	728	—	728
Operating lease liabilities	2,671	—	2,671
Other liabilities	13,424	(789)	12,635
Total Liabilities	1,068,471	(789)	1,067,682
Commitments and Contingencies	—	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,804,469 and 7,609,953 shares issued and outstanding, respectively	76	—	76
Additional paid-in-capital	85,127	—	85,127
Retained earnings	63,345	(2,957)	60,388
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,047)	—	(1,047)
Accumulated other comprehensive loss	(1,088)	—	(1,088)
Treasury stock, at cost: 194,516 shares	(2,863)	—	(2,863)
Total Shareholders’ Equity	143,550	(2,957)	140,593
Total Liabilities and Shareholders’ Equity	$1,212,021	$(3,746)	$1,208,275

The effects of the Restatement on the consolidated statements of operations and consolidated statements of cash flows for the fiscal year ended September 30, 2020 are as follows: (in thousands, except for per share data):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2020 (As Previously Reported on Original 10-K)	Adjustments	2020 (As Restated)
		(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$41,441	$—	$41,441
Investment securities, taxable	1,048	—	1,048
Investment securities, tax-exempt	124	—	124
Dividends, restricted stock	631	—	631
Interest-bearing cash accounts	1,063	—	1,063
Total Interest and Dividend Income	44,307	—	44,307
Interest Expense
Deposits	12,846	—	12,846
Short-term borrowings	—	—	—
Long-term borrowings	2,898	—	2,898
Subordinated debt	1,531	—	1,531
Total Interest Expense	17,275	—	17,275
Net Interest Income	27,032	—	27,032
Provision for Loan Losses	6,660	3,950	10,610
Net Interest Income after Provision for Loan Losses	20,372	(3,950)	16,422
Other Income
Service charges and other fees	1,316	—	1,316
Rental income	217	—	217
Net gains on sale and call of investments	330	—	330
Net gains on sale of loans	116	—	116
Earnings on bank-owned life insurance	509	—	509
Total Other Income	2,488	—	2,488
Other Expense
Salaries and employee benefits	8,889	—	8,889
Occupancy expense	2,309	—	2,309
Federal deposit insurance premium	155	—	155
Advertising	119	—	119
Data processing	1,105	—	1,105
Professional fees	1,995	—	1,995
Other real estate owned expense, net	88	—	88
Pennsylvania shares tax	678	—	678
Other operating expenses	2,964	—	2,964
Total Other Expenses	18,302	—	18,302
Income before income tax expense	4,558	(3,950)	608
Income tax expense	957	(993)	(36)
Net Income	$3,601	$(2,957)	$644
Earnings Per Common Share:
Basic	$0.47	$(0.39)	$0.08
Diluted	$0.47	$(0.39)	$0.08
Weighted Average Common Shares Outstanding
Basic	7,597,528	—	7,597,528
Diluted	7,597,726	—	7,597,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2020 (As Previously Reported on Original 10-K)	Adjustments	2020 (As Restated)
	(In thousands)
Cash Flows from Operating Activities
Net income	$3,601	$(2,957)	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	745	—	745
Provision for loan losses	6,660	3,950	10,610
Deferred income taxes (benefit) expense	(636)	(204)	(840)
ESOP expense	236	—	236
Stock based compensation	253	—	253
Amortization of premiums and discounts on investment securities, net	215	—	215
Amortization of loan origination fees and costs	513	—	513
Amortization of mortgage service rights	67	—	67
Amortization of subordinated debt issuance costs	157	—	157
Net gain on sale and call of investment securities available for sale	(330)	—	(330)
Net loss on sale of fixed assets	4	—	4
Net gain on disposal of fixed assets	(45)	—	(45)
Net gain on sale of secondary market loans	(116)	—	(116)
Proceeds on sale of secondary market loans	5,231	—	5,231
Originations of secondary market loans	(5,115)	—	(5,115)
Earnings on bank-owned life insurance	(509)	—	(509)
Decrease (increase) in accrued interest receivable	576	—	576
(Decrease) increase in accrued interest payable	(250)	—	(250)
Operating lease liability payments	(667)	—	(667)
Increase in other liabilities	7,550	(789)	6,761
Increase in other assets	(6,414)	—	(6,414)
Net Cash Provided by Operating Activities	11,726	—	11,726
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(30,146)	—	(30,146)
Sales	8,901	—	8,901
Maturities, calls and principal repayments	8,378	—	8,378
Investment securities held-to-maturity:			—
Maturities, calls and principal repayments	7,362	—	7,362
Net increase in loans	(26,028)	—	(26,028)
Purchase of bank-owned life insurance	(5,000)	—	(5,000)
Net decrease (increase) in restricted stock	1,507	—	1,507
Purchases of property and equipment	(300)	—	(300)
Net Cash Used in Investing Activities	(35,326)	—	(35,326)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(62,905)	—	(62,905)
Proceeds for long-term borrowings	25,000	—	25,000
Repayment of long-term borrowings	(28,000)	—	(28,000)
Repayment of other borrowed money	(50)	—	(50)
(Decrease) increase in advances from borrowers for taxes and insurance	(20)	—	(20)
Acquisition of treasury stock	(2,529)	—	(2,529)
Net Cash (Used in) Provided by Financing Activities	(68,504)	—	(68,504)
Net (Decrease) Increase in Cash and Cash Equivalents	(92,104)	—	(92,104)
Cash and Cash Equivalent - Beginning	153,543	—	153,543
Cash and Cash Equivalent - Ending	$61,439	$—	$61,439
Supplementary Cash Flows Information
Interest paid	$17,347	$—	$17,347
Income taxes paid	$1,477	$—	$1,477
Impact of ASC 842 adoption:
Right-of-use asset	$3,279	$—	$3,279
Operating lease liability	$3,279	$—	$3,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3B - Restatement of Previously Issued Consolidated Financial Statements (September 30, 2019)

The prior period restatement related to fiscal year ended September 30, 2019 is related to two commercial loan participation agreements that were partial participation sales, originated by Malvern Bank and sold to other financial institutions. Upon further review of the two agreements for compliance with FASB ASC 860-10-40, which relates to sale accounting treatment of participation interests, it was determined that the two agreements should have been recorded as secured borrowing arrangements. The related balance sheet adjustment for treating such participation interests as secured borrowing arrangements as of September 30, 2019 is to gross up “Loans Receivable” by approximately $4.3 million and to record a “Secured Borrowing” of approximately $4.3 million.

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

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except share data)	2020 (As Restated)	2019
Net Income	$644	$9,332
Weighted average shares outstanding	7,690,675	7,746,409
Average unearned ESOP shares	(93,147)	(107,543)
Basic weighted average shares outstanding	7,597,528	7,638,866
Plus: effect of dilutive options and restricted stock	198	300
Diluted weighted average common shares outstanding	7,597,726	7,639,166
Earnings per share:
Basic	$0.08	$1.22
Diluted	$0.08	$1.22

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated:

	September 30,
	2020 (As Restated)	2019 (As Restated)
	(In thousands)
Residential mortgage	$242,090	$220,011
Construction and Development:
Residential and commercial	65,703	40,346
Land	3,110	3,420
Total Construction and Development	68,813	43,766
Commercial:
Commercial real estate	495,398	547,727
Farmland	7,517	7,563
Multi-family	67,767	62,884
Commercial and industrial	116,584	99,747
Other	10,142	4,450
Total Commercial	697,408	722,371
Consumer:
Home equity lines of credit	17,128	19,506
Second mortgages	10,711	13,737
Other	2,851	2,030
Total Consumer	30,690	35,273
Total loans	1,039,001	1,021,421
Deferred loan fees and cost, net	326	663
Allowance for loan losses	(12,433)	(10,095)
Total loans receivable, net	$1,026,894	$1,011,989

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

	Year Ended September 30, 2020 (As Restated)
		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	—	—	—	(8,330)	—	—	—	—	(62)	(3)	(1)	—	(8,396)
Recoveries	25	—	—	6	—	—	2	—	1	88	2	—	124
Provisions	278	(58)	3	11,103	(2)	142	(39)	30	69	(156)	5	(765)	10,610
Ending Balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Ending balance: individually evaluated for impairment	$—	$—	$—	$227	$—	$—	$—	$—	$—	$81	$—	$—	$308
Ending balance: collectively evaluated for impairment	$1,667	$465	$23	$8,455	$47	$511	$578	$51	$130	$115	$29	$54	$12,125
Loans receivable:
Ending balance	$242,090	$65,703	$3,110	$495,398	$7,517	$67,767	$116,584	$10,142	$17,128	$10,711	$2,851		$1,039,001
Ending balance: individually evaluated for impairment	$3,388	$—	$—	$25,926	$—	$—	$—	$—	$26	$882	$—		$30,222
Ending balance: collectively evaluated for impairment	$238,702	$65,703	$3,110	$469,472	$7,517	$67,767	$116,584	$10,142	$17,102	$9,829	$2,851		$1,008,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2019 (As Restated)
		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,062	$393	$49	$5,031	$66	$232	$443	$24	$82	$326	$51	$1,262	$9,021
Charge-offs	(17)	—	—	(1,418)	—	—	—	—	—	(45)	(37)	—	(1,517)
Recoveries	79	—	—	23	—	—	4	—	1	94	11	—	212
Provisions	240	130	(29)	2,267	(17)	137	168	(3)	39	(108)	(2)	(443)	2,379
Ending Balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Ending balance: individually evaluated for impairment	$—	$—	$—	$57	$—	$—	$—	$—	$—	$100	$—	$—	$157
Ending balance: collectively evaluated for impairment	$1,364	$523	$20	$5,846	$49	$369	$615	$21	$122	$167	$23	$819	$9,938
Loans receivable:
Ending balance	$220,011	$40,346	$3,420	$547,727	$7,563	$62,884	$99,747	$4,450	$19,506	$13,737	$2,030		$1,021,421
Ending balance: individually evaluated for impairment	$3,526	$—	$—	$9,707	$—	$—	$—	$—	$30	$728	$—		$13,991
Ending balance: collectively evaluated for impairment	$216,485	$40,346	$3,420	$538,020	$7,563	$62,884	$99,747	$4,450	$19,476	$13,009	$2,030		$1,007,430

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

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2020 (As Restated):
Residential mortgage	$—	$—	$3,388	$3,388	$3,598
Commercial:
Commercial real estate	676	227	25,250	25,926	36,945
Consumer:
Home equity lines of credit	—	—	26	26	30
Second mortgages	101	81	781	882	949
Total impaired loans	$777	$308	$29,445	$30,222	$41,522
September 30, 2019:
Residential mortgage	$—	$—	$3,526	$3,526	$3,713
Commercial:
Commercial real estate	9,176	57	531	9,707	9,707
Consumer:
Home equity lines of credit	—	—	30	30	32
Second mortgages	123	100	605	728	790
Total impaired loans	$9,299	$157	$4,692	$13,991	$14,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized year ended September 30, 2020 and 2019.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2020 (As Restated):
Residential mortgages	$3,506	$86
Construction and Development:
Land	—	—
Commercial:
Commercial real estate	14,209	235
Consumer:
Home equity lines of credit	28	—
Second mortgages	858	6
Other	—	—
Total	$18,601	$327

Year Ended September 30, 2019:
Residential mortgages	$3,575	$89
Construction and Development:
Land	46	2
Commercial:
Commercial real estate	11,251	304
Consumer:
Home equity lines of credit	35	—
Second mortgages	670	9
Other	7	—
Total	$15,584	$404

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

	September 30, 2020 (As Restated)
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$238,610	$—	$3,480	$—	$242,090
Construction and Development:
Residential and commercial	65,703	—	—	—	65,703
Land	3,110	—	—	—	3,110
Commercial:
Commercial real estate	422,143	46,892	26,363	—	495,398
Farmland	7,517	—	—	—	7,517
Multi-family	58,285	9,482	—	—	67,767
Commercial and industrial	110,099	6,368	117	—	116,584
Other	10,142	—	—	—	10,142
Consumer:
Home equity lines of credit	16,969	—	159	—	17,128
Second mortgages	9,573	76	1,062	—	10,711
Other	2,851	—	—	—	2,851
Total	$945,002	$62,818	$31,181	$—	$1,039,001

	September 30, 2019 (As Restated)
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$216,376	$—	$3,635	$—	$220,011
Construction and Development:
Residential and commercial	40,346	—	—	—	40,346
Land	3,420	—	—	—	3,420
Commercial:
Commercial real estate	523,123	14,601	10,003	—	547,727
Farmland	7,563	—	—	—	7,563
Multi-family	62,483	401	—	—	62,884
Commercial and industrial	99,613	—	134	—	99,747
Other	4,450	—	—	—	4,450
Consumer:
Home equity lines of credit	19,385	—	121	—	19,506
Second mortgages	12,727	85	925	—	13,737
Other	2,030	—	—	—	2,030
Total	$991,516	$15,087	$14,818	$—	$1,021,421

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2020 (As Restated)	2019
	(In thousands)
Residential mortgage	$2,036	$1,532
Commercial:
Commercial real estate	14,414	—
Consumer:
Home equity lines of credit	26	30
Second mortgages	254	259
Other	—	—
Total non-accrual loans	$16,730	$1,821

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. The increase in non-accrual loans was primarily due to additions of three commercial real estate loans totaling $14.4 million, four residential mortgage loans totaling $617,000, and two second mortgage consumer loans totaling $64,000. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $425,000 and $39,000 for fiscal 2020 and 2019, respectively. At September 30, 2020 and 2019 there were approximately $58,000 and $502,000, respectively, loans past due 90 days or more and still accruing interest. Subsequent to the fiscal year ended September 30, 2020, a $6.7 million non-accrual TDR commercial loan was returned to accruing status on January 4, 2021. The loan is performing in accordance with its modified terms and has a positive payment history. Had this occurred prior to September 30, 2020, it would have reduced non-accrual loans from $16.7 million to $10.0 million and total non-performing assets from $22.6 million to $15.9 million.

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

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2020 (As Restated):
Residential mortgage	$239,623	$68	$694	$1,705	$2,467	$242,090	$—
Construction and Development:
Residential and commercial	65,703	—	—	—	—	65,703	—
Land	3,110	—	—	—	—	3,110	—
Commercial:
Commercial real estate	495,087	—	—	311	311	495,398	—
Farmland	7,517	—	—	—	—	7,517	—
Multi-family	67,767	—	—	—	—	67,767	—
Commercial and industrial	116,584	—	—	—	—	116,584	—
Other	10,142	—	—	—	—	10,142	—
Consumer:
Home equity lines of credit	17,080	—	—	48	48	17,128	48
Second mortgages	10,325	157	33	196	386	10,711	10
Other	2,850	—	1	—	1	2,851	—
Total	$1,035,788	$225	$728	$2,260	$3,213	$1,039,001	$58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2019 (As Restated):
Residential mortgage	$219,062	$62	$381	$506	$949	$220,011	$207
Construction and Development:
Residential and commercial	40,346	—	—	—	—	40,346	—
Land	3,420	—	—	—	—	3,420	—
Commercial:
Commercial real estate	547,432	—	—	295	295	547,727	295
Farmland	7,563	—	—	—	—	7,563	—
Multi-family	62,884	—	—	—	—	62,884	—
Commercial and industrial	99,247	500	—	—	500	99,747	—
Other	4,450	—	—	—	—	4,450	—
Consumer:
Home equity lines of credit	19,506	—	—	—	—	19,506	—
Second mortgages	13,102	379	112	144	635	13,737	—
Other	2,030	—	—	—	—	2,030	—
Total	$1,019,042	$941	$493	$945	$2,379	$1,021,421	$502

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

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19, are not considered to be troubled debt restructurings (“TDRs”). As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At September 30, 2020, the Company had 43 COVID-19 modified loan deferrals totaling approximately $144.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of these loans by loan segments as of September 30, 2020:

	September 30, 2020 (As Restated)
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.64%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

Note 9 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2020 and 2019:

		September 30,
	Estimated Useful Life (years)	2020	2019
		(In thousands)
Land	—	$707	$711
Building and improvements	10-39	11,909	11,742
Construction in process	—	6	16
Furniture, fixtures and equipment	3-7	5,852	5,709
		18,474	18,178
Accumulated depreciation		(12,200)	(11,500)
		$6,274	$6,678

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

For assets measured at fair value on a nonrecurring basis in fiscal 2020 and fiscal 2019 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2020 and 2019:

	September 30, 2020 (As Restated)
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$—	$—	$5,796
Impaired loans(1)	7,920	—	—	7,920
Total	$13,716	$—	$—	$13,716

	September 30, 2020 (As Restated)
	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	7,920	Appraisal of Collateral(2)	Collateral discount(3)	(2.0%) - 20%/(1.4%)
Total	$13,716

(1)	Consisted of seven loans with an aggregate balance of $8.2 million and with $308,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Fair Value Measurements (Continued)

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$—	$—	$5,796
Impaired loans(1)	9,142	—	—	9,142
Total	$14,938	$—	$—	$14,938

	September 30, 2019
	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,142	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$14,938

(1)	Consisted of four loans with an aggregate balance of $9.3 million and with $157,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2020 and 2019 were as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2020 (As Restated):
Financial assets:
Cash and cash equivalents	$61,439	$61,439	$61,439	$—	$—
Investment securities available-for-sale	31,541	31,541	1,023	30,018	500
Investment securities held-to-maturity	14,970	15,608	—	15,608	—
Loans receivable, net (including impaired loans)	1,026,984	1,035,941	—	—	1,035,941
Accrued interest receivable	3,677	3,677	—	3,677	—
Restricted stock	9,622	9,622	—	9,622	—
Mortgage servicing rights (included in Other Assets)	111	111	—	111	—
Derivatives (included in Other Assets)	8,752	8,752	—	8,752	—
Financial liabilities:
Savings accounts	45,072	45,072	—	45,072	—
Checking and NOW accounts	354,104	354,104	—	354,104	—
Money market accounts	277,711	277,711	—	277,711	—
Certificates of deposit	214,019	217,212	—	217,212	—
Borrowings (excluding sub debt)	134,225	135,101	—	135,101	—
Subordinated debt	24,776	25,030	—	25,030	—
Derivatives (included in Other Liabilities)	10,047	10,047	—	10,047	—
Accrued interest payable	728	728	—	728	—

September 30, 2019 (As Restated):
Financial assets:
Cash and cash equivalents	$153,543	$153,543	$153,543	$—	$—
Investment securities available-for-sale	18,411	18,411	—	18,161	250
Investment securities held-to-maturity	22,485	22,609	—	22,609	—
Loans receivable, net (including impaired loans)	1,011,989	1,014,717	—	—	1,014,717
Accrued interest receivable	4,253	4,253	—	4,253	—
Restricted stock	11,129	11,129	—	11,129	—
Mortgage servicing rights (included in Other) Assets)	178	178	—	178	—
Derivatives (included in Other Assets)	5,145	5,145	—	5,145	—
Financial liabilities:
Savings accounts	41,875	41,875	—	41,875	—
Checking and NOW accounts	357,723	357,723	—	357,723	—
Money market accounts	276,644	276,644	—	276,644	—
Certificates of deposit	277,569	280,024	—	280,024	—
Borrowings (excluding sub debt)	137,275	137,820	—	137,820	—
Subordinated debt	24,619	24,471	—	24,471	—
Derivatives (included in Other Liabilities)	5,754	5,754	—	5,754	—
Accrued interest payable	978	978	—	978	—

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

Deferred income taxes at September 30, 2020 and 2019 were as follows:

	September 30,
	2020 (As Restated)	2019
	(In thousands)
DTAs:
Allowance for loan losses	$3,053	$2,431
Non-accrual interest	29	84
Supplement Employer Retirement Plan	193	216
Federal and State net operating loss	6	56
Unrealized loss on investments available-for-sale	296	158
Depreciation	36	—
Lease liability	656	—
Other	89	45
Total DTAs	4,358	2,990
Valuation allowance for DTAs	—	—
Total DTAs, Net of Valuation Allowance	$4,358	$2,990
DTLs:
Unrealized gain on derivatives	—	—
Mortgage servicing rights	(27)	(46)
Right of use asset	(648)	0
Depreciation	—	(87)
Other	(3)	(17)
Total DTLs	(678)	(150)
DTAs, Net	$3,680	$2,840

Of these DTAs, the carryforward periods for certain tax attributes are as follows:

•

The Company has recorded state net operating loss carryforwards of approximately $12,000 and $3.0 million as of September 30, 2020 and 2019, respectively. These net operating losses will begin to expire in 2033.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Taxes (Continued)

Income tax expense for the fiscal years ended September 30, 2020 and 2019 was comprised of the following:

	September 30,
	2020 (As Restated)	2019
	(In thousands)
Federal:
Current	$394	$1,579
Deferred	(495)	570
	(101)	2,149
State:
Current	271	228
Deferred	(206)	92
	65	320
Total income tax expense	$(36)	$2,469

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income for the fiscal years ended September 30, 2020 and 2019:

	September 30,
	2020 (As Restated)		2019
	(In thousands)
Tax at statutory rate	$128	21.0%	$2,478	21.0%
Adjustments resulting from:
State tax, net of federal benefit	51	8.5	252	2.1
Tax-exempt interest	(59)	(9.7)	(53)	(0.4)
Earnings on bank-owned life insurance	(107)	(17.6)	(103)	(0.9)
Other	(49)	(8.1)	(105)	(0.9)
Total	$(36)	(5.9)%	$2,469	20.9%

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

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2020 and 2019:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2020 (As Restated):
Tier 1 Leverage (Core) Capital (to average assets)	$141,681	11.63%	$48,743	4.00%	$60,929	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	141,681	14.00%	45,528	4.50%	65,763	6.50%
Tier 1 Capital (to risk-weighted assets)	141,681	14.00%	60,704	6.00%	80,939	8.00%
Total Risk-Based Capital (to risk- weighted assets)	178,972	17.69%	80,939	8.00%	101,174	10.00%
As of September 30, 2019 (As Restated):
Tier 1 Leverage (Core) Capital (to average assets)	$142,508	11.34%	$50,263	4.00%	$62,828	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	142,508	14.24%	45,031	4.50%	65,044	6.50%
Tier 1 Capital (to risk-weighted assets)	142,508	14.24%	60,041	6.00%	80,054	8.00%
Total Risk-Based Capital (to risk- weighted assets)	177,293	17.72%	80,054	8.00%	100,068	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Regulatory Matters (Continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2020 and 2019:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2020 (As Restated):
Tier 1 Leverage (Core) Capital (to average assets)	$155,575	12.78%	$48,685	4.00%	$60,856	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	155,575	15.40%	45,459	4.50%	65,663	6.50%
Tier 1 Capital (to risk-weighted assets)	155,575	15.40%	60,612	6.00%	80,816	8.00%
Total Risk-Based Capital (to risk-weighted assets)	168,090	16.64%	80,816	8.00%	101,020	10.00%
As of September 30, 2019 (As Restated):
Tier 1 Leverage (Core) Capital (to average assets)	$153,086	12.19%	$50,226	4.00%	$62,783	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	153,086	15.32%	44,980	4.50%	64,972	6.50%
Tier 1 Capital (to risk-weighted assets)	153,086	15.32%	59,974	6.00%	79,965	8.00%
Total Risk-Based Capital (to risk-weighted assets)	163,253	16.33%	79,965	8.00%	99,957	10.00%

The following table presents a reconciliation of the Bank’s equity determined using GAAP and its regulatory capital amounts as of September 30, 2020 and 2019:

	September 30,
	2020	2019
	(In thousands)
Bank GAAP equity	$154,487	$152,517
Net unrealized loss on securities available for sale, net of income taxes	93	87
Net unrealized loss on derivatives, net of income taxes	995	482
Tangible Capital, Core Capital and Tier 1 Capital	155,575	153,086
Allowance for loan losses	12,515	10,167
Total Risk-Based Capital	$168,090	$163,253

Note 18 – Comprehensive Income

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30,
	2020	2019
	(In thousands)
Net unrealized holding losses on available-for- sale securities	$(118)	$(111)
Tax effect	25	24
Net of tax amount	(93)	(87)
Fair value adjustment on derivatives	(1,260)	(610)
Tax effect	265	128
Net of tax amount	(995)	(482)
Total accumulated other comprehensive loss	$(1,088)	$(569)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive loss and related tax effects are presented in the following table:

	Year Ended September 30,
	2020	2019
	(In thousands)
Net unrealized holding gains on available-for-sale securities	$320	$419
Net realized gain on securities available-for-sale	(330)	(28)
Adjustment for loss recorded on replacement of derivative	31	—
Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	3	4
Fair value adjustment on derivatives	(681)	(1,855)
Other comprehensive loss before taxes	(657)	(1,460)
Tax effect	138	307
Total other comprehensive loss	$(519)	$(1,153)

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

Note 21 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2020 (As Restated)	2019
	(In thousands)
Assets
Cash and Cash Equivalents	$8,411	$12,438
Investment in subsidiaries	154,487	152,517
Loans receivable, net	1,104	1,266
Other assets	1,536	1,116
Total Assets	$165,538	$167,337
Liabilities
Subordinated debt	$24,776	$24,619
Accrued interest payable	196	196
Accounts payable	(27)	14
Total Liabilities	24,945	24,829
Shareholders’ Equity	140,593	142,508
Total Liabilities and Shareholders’ Equity	$165,538	$167,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Operations

	Year Ended September 30,
	2020 (As Restated)	2019
	(In thousands)
Income
Interest income	$59	$67
Total Interest Income	59	67
Expense
Long-term borrowings	1,531	1,537
Total Interest Expense	1,531	1,537
Other operating expenses	375	582
Total Other Expenses	375	582
Total Expense	1,906	2,119
Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Expense	(1,847)	(2,052)
Equity in Undistributed Net Income of Subsidiaries	2,071	10,911
Income tax benefit	(420)	(473)
Net Income	$644	$9,332

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2020 (As Restated)	2019
Net Income	$644	$9,332
Other Comprehensive (Loss) Income , Net of Tax:
Unrealized holding gains on available-for- sale securities	320	419
Tax effect	(67)	(88)
Net of tax amount	253	331
Reclassification adjustment for net gains arising during the period(1)	(330)	(28)
Tax effect	69	6
Net of tax amount	(261)	(22)
Adjustment for loss recorded on replacement of derivative	31	—
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	3	4
Tax effect	(1)	(1)
Net of tax amount	2	3
Fair value adjustment on derivatives	(681)	(1,855)
Tax effect	137	390
Net of tax amount	(544)	(1,465)
Total other comprehensive loss	(519)	(1,153)
Total comprehensive income	$125	$8,179

(1) Amounts are included in net gains on sales and calls of investments on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities
Net income	$644	$9,332
Undistributed net income of subsidiaries	(2,071)	(10,911)
ESOP expense	236	289
Stock based compensation	253	209
Amortization of subordinated debt issuance costs	157	158
Increase in other assets	(838)	(888)
Decrease in other liabilities	(41)	(20)
Net Cash Used in Operating Activities	(1,660)	(1,831)
Cash Flows from Investing Activities
Net decrease in loans	162	155
Net Cash Provided by Investing Activities	162	155
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	23,344
Cash contributed to the Bank	—	(10,000)
Acquisition of treasury stock	(2,529)	(336)
Repayment of other borrowed money	—	(2,500)
Net Cash (Used in) Provided by Financing Activities	(2,529)	10,508
Net (Decrease) Increase in Cash and Cash Equivalents	(4,027)	8,832
Cash and Cash Equivalents - Beginning	12,438	3,606
Cash and Cash Equivalents - Ending	$8,411	$12,438
Supplementary Cash Flows Information
Non-cash transfer of investment securities from Parent Company to Bank	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Quarterly Financial Information (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2020 and 2019.

	2020
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Total Interest and Dividend Income (1)	$10,340	$10,498	$11,629	$11,840
Total Interest Expense (1)	3,620	3,867	4,836	4,952
Net Interest Income	6,720	6,631	6,793	6,888
Provision for Loan Losses (2)	7,400	435	625	2,150
Total Other Income	692	389	964	443
Total Other Expenses	4,558	4,684	4,638	4,422
Income (Loss) before income tax expense	(4,546)	1,901	2,494	759
Income tax (benefit) expense (3)	(1,043)	447	586	(26)
Net (Loss) Income	$(3,503)	$1,454	$1,908	$785

(Loss) Earnings Per Common Share:
Basic	$(0.46)	$0.19	$0.25	$0.10
Diluted	$(0.46)	$0.19	$0.25	$0.10

Weighted Average Common Shares Outstanding
Basic	7,522,199	7,538,375	7,663,771	7,665,842
Diluted	7,522,360	7,538,375	7,663,771	7,665,842

(1) As restated amount includes additional $44,000 for the 3rd Quarter and $45,000 for the 2nd Quarter and the 1st Quarter.

(2) As restated amount includes additional $3.95 million provision for loan losses for the 4th Quarter.

(3) As restated amount includes additional $993,000 income tax benefit for the 4th Quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Cash and due from depository institutions	$16,386	$30,653	$1,829	$1,337
Interest-bearing deposits in depository institutions	45,053	28,291	124,239	158,465
Investment securities, available for sale, at fair value	31,541	33,245	21,839	23,723
Investment securities held to maturity	14,970	15,921	18,046	20,578
Restricted stock, at cost	9,622	9,766	10,913	11,115
Loans receivable, net of allowance for loan losses (1)	1,026,894	1,032,318	1,007,132	996,879
OREO	5,796	5,796	5,796	5,796
Accrued interest receivable	3,677	5,680	4,121	4,061
Operating lease right-of-use-assets	2,638	2,799	2,959	3,119
Property and equipment, net	6,274	6,355	6,476	6,594
Deferred income taxes, net (2)	3,680	3,103	2,974	2,806
Bank-owned life insurance	25,400	20,270	20,144	20,018
Other assets	16,344	13,873	13,869	8,341
Total assets	$1,208,275	$1,208,070	$1,240,337	$1,262,832
Deposits	$890,906	$884,444	$915,900	$943,819
FHLB advances	130,000	130,000	133,000	133,000
Secured borrowing (3)	4,225	4,225	4,225	4,250
Subordinated debt	24,776	24,737	24,697	24,658
Operating lease liabilities	2,671	2,824	2,976	3,128
Other liabilities (4)	15,104	18,309	16,389	10,442
Shareholders' equity (5)	140,593	143,531	143,150	143,535
Total liabilities and shareholders' equity	$1,208,275	$1,208,070	$1,240,337	$1,262,832

(1) As restated amount includes a reduction of $3,950,000 for the 4th Quarter, an additional $4,225,000 for the 3rd Quarter and the 2nd Quarter, and $4,250,000 for the 1st Quarter.

(2) As restated amount includes additional $204,000 for the 4th Quarter.

(3) As restated amount includes additional $4,225,000 for the 3rd Quarter and the 2nd Quarter, and $4,250,000 for the 1st Quarter.

(4) As restated amount includes a reduction of $789,000 for the 4th Quarter.

(5) As restated amount includes a reduction of $2,957,000 for the 4th Quarter.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Restatement of Previously Issued Financial Statements

As described in the “Explanatory Note” at the beginning of this Amended Report, on January 20, 2021, the Audit Committee of the Company, after considering the recommendations of management, concluded that the Company’s audited annual consolidated financial statements and the unaudited interim consolidated financial statements for the Restated Periods contain balance sheet errors that require restatement of the Restated Periods relating to two commercial real estate loans totaling approximately $4.2 million that should be treated as secured borrowings rather than sold loans as of the Restated Periods.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Amended Report under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

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

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of January 14, 2021(1)	Percent of Common Stock
PL Capital Advisors, LLC. 750 Eleventh Street South Suite 202 Naples, FL 34102	746,461(2)	9.8%

The Banc Funds Company, LLC 20 North Wacker, Suite 3300 Chicago, IL 60606	698,699(3)	9.2%

Seidman & Associates, LLC 100 Misty Lane, 1st Floor. Parsippany, NJ 07054	705,782(4)	9.1%

EJF Capital LLC 2107 Wilson Blvd., Suite 410 Arlington, VA 22201	640,587(5)	8.4%

Directors and Nominees:
Norman Feinstein	17,374(6)	*
Andrew Fish	11,771(7)	*
Cynthia Felzer Leitzell	18,328(8)	*
Stephen P. Scartozzi	18,462(9)	*
Anthony C. Weagley	75,683(10)	*
Howard Kent	197,280(11)	2.6%
Julia Corelli	14,404(12)	*
James Barrett	17,157(13)	*

Other Named Executive Officers:	*
Joseph Gangemi	13,056(14)	*
William Boylan	6,643(15)	*

All Current Directors, Director Nominees and Executive Officers as a Group (10 persons)	390,156(16)	5.1%

*	Represents less than 1.0% of our outstanding common stock.
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

(3)

According to a filing under the Exchange Act made on February 9, 2021 by The Banc Funds Company, L.L.C., Banc Fund X L.P., Banc Fund VIII L.P. and Banc Fund IX L.P., the reporting persons as of such filing have voting and dispositive power over an aggregate of 698,699 shares of common stock (with Banc Fund X L.P. having sole voting and dispositive power over 207,242 of such shares, Banc Fund VIII L.P having sole voting and dispositive power over 173,605 of such shares, and Banc Fund IX L.P. having sole voting and dispositive power over 317,852 of such shares).

(4)

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

(10)	Includes 9,847 shares subject to a restricted stock award which has not yet vested as of February 1, 2021, 1,731 shares held in the 401(k) Plan and 4,985 shares allocated to Mr. Weagley in the ESOP.

(11)

Includes 2,028 shares subject to restricted stock awards which have not yet vested as of February 1, 2021 and 2,068 shares subject to options which were exercisable as of February 1, 2021 for Mr. Kent.

(12)

Includes 1,260 shares subject to restricted stock awards which have not yet vested as of February 1, 2021 and 200 shares subject to options which were exercisable as of February 1, 2021 for Mrs. Corelli.

(13)	Includes 700 shares subject to a restricted stock award which has not yet vested as of February 1, 2021 for Mr. Barrett.

(14)

Includes 360 shares held in the 401(k) Plan, 900 shares held in trust for Mr. Gangemi’s children, 1,306 shares subject to a restricted stock award which have not yet vested as of February 1, 2021 and 3,869 shares allocated to Mr. Gangemi in the ESOP.

(15)	Includes 13 shares held in the 401(k) Plan; 3,406 shares allocated to Mr. Boylan in the ESOP and 1,134 shares subject to a restricted stock award which have not yet vested as of February 1, 2021.

(16)	Includes an aggregate of 2,103 shares allocated to the 401(k) Plan accounts of executive officers.

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

MALVERN BANCORP, INC.

February 26, 2021	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on February 26, 2021.

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