Form 10-Q
period 2020-12-31
MALVERN BANCORP, INC.
filed 2021-03-11
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:  N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01:	7,609,953 shares
(Title of Class)	(Outstanding as of March 8, 2021)

PART I – FINANCIAL INFORMATION

The following (a) consolidated balance sheet as of September 30, 2020, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2021, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as amended on February 26, 2021 (the “2020 Annual Report”), should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	September 30, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$83,764	$16,386
Interest bearing deposits in depository institutions	25,458	45,053
Cash and Cash Equivalents	109,222	61,439
Investment securities available for sale, at fair value (amortized cost of $35,239 and $31,658, respectively)	35,224	31,541
Investment securities held to maturity (fair value of $14,745 and $15,608, respectively)	14,161	14,970
Restricted stock, at cost	9,327	9,622
Loans receivable, net of allowance for loan losses of $13,035 and $12,433, respectively	990,346	1,026,894
Other real estate owned	5,796	5,796
Accrued interest receivable	4,051	3,677
Operating lease right-of-use assets	2,479	2,638
Property and equipment, net	6,154	6,274
Deferred income taxes	3,601	3,680
Bank-owned life insurance	25,564	25,400
Other assets	14,999	16,344
Total Assets	$1,220,924	$1,208,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Deposits-non-interest-bearing	49,264	50,422
Deposits-interest-bearing	851,201	840,484
Total Deposits	900,465	890,906
FHLB advances	130,000	130,000
Secured borrowing	-	4,225
Other short-term borrowing	5,000	-
Subordinated debt	24,816	24,776
Advances from borrowers for taxes and insurance	1,881	1,741
Accrued interest payable	1,078	728
Operating lease liabilities	2,512	2,671
Other liabilities	11,906	12,635
Total Liabilities	1,077,658	1,067,682
Commitments and Contingencies	-	-
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at December 31, 2020 and 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at September 30, 2020	76	76
Additional paid-in-capital	85,195	85,127
Retained earnings	62,661	60,388
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,010)	(1,047)
Accumulated other comprehensive loss	(793)	(1,088)
Treasury stock, at cost: 194,516 shares and 194,516 shares at December 31, 2020 and September 30, 2020, respectively	(2,863)	(2,863)
Total Shareholders’ Equity	143,266	140,593
Total Liabilities and Shareholders’ Equity	$1,220,924	$1,208,275

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
		Restated
	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$10,076	$10,926
Investment securities, taxable	347	215
Investment securities, tax-exempt	24	39
Dividends, restricted stock	141	188
Interest-bearing cash accounts	8	472
Total Interest and Dividend Income	10,596	11,840
Interest Expense
Deposits	2,257	3,737
Short-term borrowings	45	-
Long-term borrowings	607	832
Subordinated debt	383	383
Total Interest Expense	3,292	4,952
Net Interest Income	7,304	6,888
Provision for Loan Losses	550	2,150
Net Interest Income after Provision for Loan losses	6,754	4,738
Other Income
Service charges and other fees	247	259
Rental income	54	54
Net gains on sale and call of investments	355	-
Net gains on sale of loans	404	3
Earnings on bank-owned life insurance	164	127
Total Other Income	1,224	443
Other Expenses
Salaries and employee benefits	2,272	2,125
Occupancy expense	542	582
Federal deposit insurance premium	76	(3)
Advertising	32	22
Data processing	328	278
Professional fees	663	441
Other real estate owned expense, net	28	71
Pennsylvania shares tax	170	170
Other operating expenses	861	736
Total Other Expenses	4,972	4,422
Income before income tax expense	3,006	759
Income tax expense (benefit)	733	(26)
Net Income	$2,273	$785
Earnings Per Common Share:
Basic	$0.30	$0.10
Diluted	$0.30	$0.10
Weighted Average Common Shares Outstanding:
Basic	7,525,808	7,665,842
Diluted	7,526,376	7,665,842

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Net Income	$2,273	$785
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding (losses) gains on available-for-sale securities	457	71
Tax effect	(96)	(15)
Net of tax amount	361	56

Reclassification adjustment for net gains arising during the period (1)	(355)	-
Tax effect	74	-
Net of tax amount	(281)	-

Adjustment for loss recorded on replacement of derivative	(2)	-

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	1	1
Tax effect	-	-
Net of tax amount	1	1
Fair value adjustments on derivatives	273	91
Tax effect	(57)	(19)
Net of tax amount	216	72
Total other comprehensive income	295	129
Total comprehensive income	$2,568	$914

(1)	Amounts are included in net gains on sale of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2019	78	84,783	59,744	(1,192)	(569)	(336)	142,508
Net Income	-	-	785	-	-	-	785
Other comprehensive income	-	-	-	-	129	-	129
Committed to be released ESOP shares (3,600 shares)	-	45	-	36	-	-	81
Stock based compensation	-	32	-	-	-	-	32
Balance, December 31, 2019	78	84,860	60,529	(1,156)	(440)	(336)	143,535

Balance, October 1, 2020	76	85,127	60,388	(1,047)	(1,088)	(2,863)	140,593
Net Income	-	-	2,273	-	-	-	2,273
Other comprehensive income	-	-	-	-	295	-	295
Treasury stock activity	-	-	-	-	-	-	-
Committed to be released ESOP shares (3,600 shares)	-	16	-	37	-	-	53
Stock based compensation	-	52	-	-	-	-	52
Balance, December 31, 2020	$76	$85,195	$62,661	$(1,010)	$(793)	$(2,863)	$143,266

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,273	$785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	170	187
Provision for loan losses	550	2,150
Deferred income tax expense	79	34
ESOP expense	53	81
Stock based compensation	52	32
Amortization of premiums and discounts on investments securities, net	95	181
Amortization of loan origination fees and costs	1,218	1,535
Amortization of mortgage servicing rights	24	5
Net gain on sale and call of investments securities available-for-sale	(355)	-
Net gain on sale of secondary market loans	(404)	(3)
Proceeds from sale of secondary market loans	6,632	73
Originations of secondary market loans	(6,228)	(70)
Earnings on bank-owned life insurance	(164)	(127)
(Increase) decrease in accrued interest receivable	(374)	192
Increase in accrued interest payable	350	293
Operating lease liability payments	(172)	(166)
(Decrease) increase in other liabilities	(888)	1,410
Decrease in other assets	1,846	1,239
Amortization of subordinate debt	40	39
Net Cash Provided by Operating Activities	4,797	7,870

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(10,500)	(5,252)
Sales	6,830	-
Maturities, calls and principal repayments	428	2
Investment securities held-to-maturity:
Maturities, calls and principal repayments	730	1,737
Net decrease in loans	34,779	11,425
Net decrease in restricted stock	295	14
Purchase of property and equipment	(50)	(103)
Net Cash Provided by Investing Activities	32,512	7,823
Cash Flows from Financing Activities
Net increase (decrease) in deposits	9,559	(9,992)
Proceeds for long-term borrowings	90,000	-
Repayment of long-term borrowings	(90,000)	-
Repayment of secured borrowings	(4,225)	(25)
Proceeds of other borrowed money	5,000	-
Increase in advances from borrowers for taxes and insurance	140	583
Net Cash Provided by (Used in) Financing Activities	10,474	(9,434)
Net Increase in Cash and Cash Equivalents	47,783	6,259
Cash and Cash Equivalents - Beginning	61,439	153,543
Cash and Cash Equivalents - Ending	$109,222	$159,802
Supplemental Cash Flows Information
Interest paid	$2,942	$4,614
Impact of ASC 842 adoption:
Right-of-use asset	$-	$3,279
Operating lease liability	$-	$(3,279)

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one- to four-family residential real estate loans, construction and development loans, commercial business loans, home equity loans, lines of credit, and other consumer loans. We also invest in and maintain a portfolio of investment securities, primarily comprised of corporate bonds, mortgage-backed securities, U.S. agency and bank qualified municipal obligations. Malvern Bank is one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity. The Bank’s primary market niche is providing personalized service to its client base.

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its nine other banking locations in Chester and Delaware counties, Pennsylvania, Morristown, New Jersey, its New Jersey regional headquarters, and Palm Beach, Florida. The Bank also maintains representative offices in Wellington, Florida and Allentown, Pennsylvania.

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at December 31, 2020 and September 30, 2020 and the results of operations for the three months ended December 31, 2020 and 2019, and cash flows for the three months ended December 31, 2020 and 2019. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2020 Annual Report filed with the Securities and Exchange Commission (“SEC”). The consolidated statements of operations for the three months ended December 31, 2020 and the consolidated statements of cash flows for the three months ended December 31, 2020 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2021 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Under Section 4013 of the CARES Act, and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19, are not considered to be troubled debt restructurings (“TDRs”).  Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.

•

Paycheck Protection Program – The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administrated directly by the Small Business Administration (“SBA”).

•

Mortgage Forbearance – Under the CARES Act, through the earlier of December 31, 2020, mortgage customers experiencing financial hardship due to COVID-19 may request forbearance on a loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020).  Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR.  The agencies confirmed with the Financial Accounting Standards Board (“FASB”) staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who are current prior to any relief are not TDRs.  This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payments.  Loan modifications were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions working with customers affected by COVID-19 and therefore were not classified as TDRs.

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

Recent Accounting Pronouncements Yet to Be Adopted

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Company, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict a new rate index replacement, but we anticipate that it will be the Secured Overnight Financing Rate (“SOFR”). The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) making this ASU effective for interim and annual periods beginning after December 15, 2022. As such, the Company would be required to implement the ASU on October 1, 2023. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides guidance on stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13.  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impact on the consolidated earnings, financial position and cash flows of the Company upon adoption of this ASU are currently unknown.

Note 3 – Risks and Uncertainties

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Company activated its “Pandemic Plan” to protect the health of employees and clients, which includes temporarily limiting lobby hours and transitioning some of the Company’s workforce to remote work.

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

To work with clients impacted by COVID-19, the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumers and business customers across several lending products, as well as suspension of home foreclosures.  The initial payment deferrals and forbearances were expected to cover a period of three months. The Company subsequently approved a second forbearance period for a maximum of 90 additional days.  These offers are not classified as TDRs, will not be reported as past due during the deferral period, and do not result in loans being placed on nonaccrual status. As of December 31, 2020, the Company entered into 16 loan modification agreements with respect to $68.9 million worth of loans, representing 6.9 percent of loans outstanding, compared to 43 loan modification agreements with respect to $144.8 million worth of loans, representing 13.9 percent of loans outstanding, as of September 30, 2020. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

         As disclosed above, on March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.0 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the COVID-19 pandemic. A provision in the CARES Act includes a $349.0 billion fund for the creation of the PPP through the SBA and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven, conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Company participated in the initial PPP when the program was officially launched by the SBA and Treasury Department under the CARES Act. Recognizing the significance of operational risk that this portfolio of loans poses, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, the Company concluded that it was in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in mid-December, the Bank sold substantially all of its PPP loans to a seasoned and experienced non-bank lender and servicer of SBA loans. In connection with the sale, the Company recognized a $202,000 net gain on the sale of approximately $19.7 million of PPP loans, which was recorded as non-interest income for the period ended December 31, 2020. We are currently working with the same third party in order for our customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in December 2020 as part of the 2021 Consolidated Appropriations Act.

Subsequent to December 31, 2020 a $13.4 million commercial real estate loan classified as substandard loan as of December 31, 2020 was placed on non-accrual status during the quarter ended March 31, 2021, based on additional information received from the borrower.  As of December 31, 2020, this loan was current and borrower was making payments in accordance with loan’s contractual terms.

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

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Rental income	$54	$54
Net gains on sale and call of investments	355	-
Net gains on sale of loans	404	3
Earnings on bank-owned life insurance	164	127
Non-interest income within the scope of other GAAP topics	$977	$184
ATM fees	$3	$2
Credit card fee income	5	6
DDA fee income	22	30
DDA service fees	24	19
Debit card fees	64	66
Other loan fee income	72	77
Other fee income	55	57
Other non-interest income	2	2
Non-interest income from contracts with customers	$247	$259
Total Non-interest Income	$1,224	$443

Note 5 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three months ended December 31, 2020, there were no restricted shares issued. There were no stock options granted during the three months ended December 31, 2020.  During the three months ended December 31, 2019, the Company granted 1,764 restricted shares, which are considered CSEs. There were no stock options granted during the three months ended December 31, 2019.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended December 31,
	2020	2019
	(In thousands, except share data)
Net Income	$2,273	$785
Weighted average shares outstanding	7,609,953	7,764,383
Average unearned ESOP shares	(84,145)	(98,541)
Basic weighted average shares outstanding	7,525,808	7,665,842
Plus: effect of potential dilutive common stock equivalents - stock options	568	-
Diluted weighted average common shares outstanding	7,526,376	7,665,842
Earnings per common share:
Basic	$0.30	$0.10
Diluted	$0.30	$0.10

Note 6 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).  The ESOP loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During each of the three months ended December 31, 2020 and 2019, there were 3,600 shares, committed to be released.  At December 31, 2020, there were 82,365 unallocated shares and 176,853 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $1.3 million at December 31, 2020.

Note 7 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at December 31, 2020 and at September 30, 2020. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.   Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.

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

The following tables present information related to the Company’s investment securities at December 31, 2020 and September 30, 2020:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,012	$8	$-	$5,020
State and municipal obligations	2,675	3	-	2,678
Single issuer trust preferred security	1,000	-	(92)	908
Corporate debt securities	25,032	222	(156)	25,098
Mutual funds	1,520	-	-	1,520
Total	$35,239	$233	$(248)	$35,224
Investment Securities Held-to-Maturity:
State and municipal obligations	$1,785	$128	$-	$1,913
Corporate debt securities	3,469	233	-	3,702
Mortgage-backed securities:
Collateralized mortgage obligations (“CMO”), fixed-rate	8,907	223	-	9,130
Total	$14,161	$584	$-	$14,745
Total investment securities	$49,400	$817	$(248)	$49,969

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,025	$15	$-	$5,040
State and municipal obligations	3,101	4	-	3,105
Single issuer trust preferred security	1,000	-	(75)	925
Corporate debt securities	21,009	182	(243)	20,948
Mutual fund	1,523	-	-	1,523
Total	$31,658	$201	$(318)	$31,541
Investment Securities Held-to-Maturity:
State and municipal obligations	$1,794	$129	$-	$1,923
Corporate debt securities	3,498	260	-	3,758
Mortgage-backed securities:
CMO, fixed-rate	9,678	249	-	9,927
Total	$14,970	$638	$-	$15,608
Total investment securities	$46,628	$839	$(318)	$47,149

  For the three months ended December 31, 2020, proceeds of available-for-sale investment securities sold amounted to approximately $6.8 million. There were gains of approximately $355,000 associated with these sales. There were no available-for-sale investment securities sold during the three months ended December 31, 2019.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2020 and September 30, 2020:

	December 31, 2020
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$908	$(92)	$908	$(92)
Corporate debt securities	2,495	(5)	3,349	(151)	5,844	(156)
Total investment securities	$2,495	$(5)	$4,257	$(243)	$6,752	$(248)

	September 30, 2020
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$925	$(75)	$925	$(75)
Corporate debt securities	4,426	(74)	3,330	(169)	7,756	(243)
Total investment securities	$4,426	$(74)	$4,255	$(244)	$8,681	$(318)

As of December 31, 2020, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2020, the Company held four corporate debt securities and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell, and expects that it is unlikely that it will be required to sell, these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2020 represents an other-than-temporary impairment.

Investment securities having a carrying value of approximately $9.4 million and $4.6 million at December 31, 2020 and September 30, 2020, respectively, were pledged to secure deposits. No investment securities were pledged to secure hedges at December 31, 2020 or September 30, 2020. No investment securities were pledged to secure short-term borrowings at December 31, 2020 and September 30, 2020.

The following table presents information for investment securities at December 31, 2020, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Over 1 year through five years	$6,675	$6,528
After 5 years through ten years	22,052	22,178
Over 10 years	6,512	6,518
Total	$35,239	$35,224
Held-to-Maturity:
Over 1 year through five years	$4,581	$4,892
After 5 years through ten years	1,098	1,161
Mortgage-backed securities:
CMO, fixed-rate	8,482	8,692
Total	$14,161	$14,745

Total investment securities	$49,400	$49,969

Note 8 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31, 2020	September 30, 2020
	(In thousands)
Residential mortgage	$232,481	$242,090
Construction and Development:
Residential and commercial	73,000	65,703
Land	3,648	3,110
Total Construction and Development	76,648	68,813
Commercial:
Commercial real estate	478,808	495,398
Farmland	7,378	7,517
Multi-family	67,457	67,767
Commercial and industrial	101,852	116,584
Other	10,010	10,142
Total Commercial	665,505	697,408
Consumer:
Home equity lines of credit	16,389	17,128
Second mortgages	9,097	10,711
Other	2,388	2,851
Total Consumer	27,874	30,690
Total loans	1,002,508	1,039,001
Deferred loan fees and costs, net	873	326
Allowance for loan losses	(13,035)	(12,433)
Total loans receivable, net	$990,346	$1,026,894

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of December 31, 2020 and September 30, 2020.  Activity in the ALLL is presented for the three months ended December 31, 2020 and 2019 and the fiscal year ended September 30, 2020:

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2020
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Recoveries	1	-	-	1	-	-	1	-	-	50	-	-	53
Provisions	(65)	43	1	(710)	305	(3)	21	(1)	(5)	(67)	(3)	1,034	550
Ending balance	$1,603	$508	$24	$7,973	$352	$508	$600	$50	$125	$179	$25	$1,088	$13,035
Ending balance: individually evaluated for impairment	$-	$-	$-	$209	$317	$-	$-	$-	$-	$78	$-	$-	$604
Ending balance: collectively evaluated for impairment	$1,603	$508	$24	$7,764	$35	$508	$600	$50	$125	$101	$25	$1,088	$12,431
Loans receivable:
Ending balance	$232,481	$73,000	$3,648	$478,808	$7,378	$67,457	$101,852	$10,010	$16,389	$9,097	$2,388		$1,002,508
Ending balance: individually evaluated for impairment	$3,721	$-	$-	$25,547	$2,287	$-	$549	$-	$73	$365	$-		$32,542
Ending balance: collectively evaluated for impairment	$228,760	$73,000	$3,648	$453,261	$5,091	$67,457	$101,303	$10,010	$16,316	$8,732	$2,388		$969,966

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December, 2019
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(2,288)	-	-	-	-	-	(2)	-	-	(2,290)
Recoveries	-	-	-	1	-	-	-	-	-	6	-	-	7
Provisions	(82)	62	(2)	2,578	(11)	(173)	(151)	12	(21)	(36)	-	(26)	2,150
Ending balance	$1,282	$585	$18	$6,194	$38	$196	$464	$33	$101	$235	$23	$793	$9,962
Ending balance: individually evaluated for impairment	$-	$-	$-	$112	$-	$-	$-	$-	$-	$98	$-	$-	$210
Ending balance: collectively evaluated for impairment	$1,282	$585	$18	$6,082	$38	$196	$464	$33	$101	$137	$23	$793	$9,752
Loans receivable:
Ending balance	$234,738	$49,095	$3,625	$521,495	$7,563	$43,473	$99,494	$8,569	$18,372	$13,179	$2,160		$1,001,763
Ending balance: individually evaluated for impairment	$3,527	$-	$-	$7,649	$-	$-	$-	$-	$29	$902	$-		$12,107
Ending balance: collectively evaluated for impairment	$231,211	$49,095	$3,625	$513,846	$7,563	$43,473	$99,494	$8,569	$18,343	$12,277	$2,160		$989,656

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2020
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(8,330)	-	-	-	-	(62)	(3)	(1)	-	(8,396)
Recoveries	25	-	-	6	-	-	2	-	1	88	2	-	124
Provisions	278	(58)	3	11,103	(2)	142	(39)	30	69	(156)	5	(765)	10,610
Ending balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Ending balance: individually evaluated for impairment	$-	$-	$-	$227	$-	$-	$-	$-	$-	$81	$-	$-	$308
Ending balance: collectively evaluated for impairment	$1,667	$465	$23	$8,455	$47	$511	$578	$51	$130	$115	$29	$54	$12,125
Loans receivable:
Ending balance	$242,090	$65,703	$3,110	$495,398	$7,517	$67,767	$116,584	$10,142	$17,128	$10,711	$2,851		$1,039,001
Ending balance: individually evaluated for impairment	$3,388	$-	$-	$25,926	$-	$-	$-	$-	$26	$882	$-		$30,222
Ending balance: collectively evaluated for impairment	$238,702	$65,703	$3,110	$469,472	$7,517	$67,767	$116,584	$10,142	$17,102	$9,829	$2,851		$1,008,779

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

.

The increase in impaired loans with no specific allowance is primarily due to one commercial farmland loan of approximately $2.3 million. The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of December 31, 2020 and September 30, 2020:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2020
Residential mortgage	$-	$-	$3,721	$3,721	$3,979
Commercial:
Commercial real estate	363	209	25,184	25,547	30,519
Farmland	2,287	317	-	2,287	2,287
Commercial and industrial	-	-	549	549	549
Consumer:
Home equity lines of credit	-	-	73	73	77
Second mortgages	99	78	266	365	415
Total impaired loans	$2,749	$604	$29,793	$32,542	$37,826
September 30, 2020
Residential mortgage	$-	$-	$3,388	$3,388	$3,598
Commercial:
Commercial real estate	676	227	25,250	25,926	36,945
Consumer:
Home equity lines of credit	-	-	26	26	30
Second mortgages	101	81	781	882	949
Total impaired loans	$777	$308	$29,445	$30,222	$41,522

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,483	$15
Commercial:
Commercial real estate	25,727	105
Farmland	771	-
Commercial and industrial	185	2
Consumer:
Home equity lines of credit	74	-
Second mortgages	700	1
Total	$30,940	$123

	Three Months Ended December 31, 2019
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,532	$22
Commercial:
Commercial real estate	9,096	15
Consumer:
Home equity lines of credit	29	-
Second mortgages	845	9
Total	$13,502	$46

The following table presents the classes of the loan portfolio categorized as pass, special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2020 and September 30, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2020:
Residential mortgage	$228,646	$-	$3,835	$-	$232,481
Construction and Development:
Residential and commercial	73,000	-	-	-	73,000
Land	3,648	-	-	-	3,648
Commercial:
Commercial real estate	392,611	46,790	39,407	-	478,808
Farmland	5,091	-	2,287	-	7,378
Multi-family	58,025	9,432	-	-	67,457
Commercial and industrial	94,914	6,277	661	-	101,852
Other	10,010	-	-	-	10,010
Consumer:
Home equity lines of credit	16,232	-	157	-	16,389
Second mortgages	7,966	75	1,056	-	9,097
Other	2,388	-	-	-	2,388
Total	$892,531	$62,574	$47,403	$-	$1,002,508

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2020:
Residential mortgage	$238,610	$-	$3,480	$-	$242,090
Construction and Development:
Residential and commercial	65,703	-	-	-	65,703
Land	3,110	-	-	-	3,110
Commercial:
Commercial real estate	422,143	46,892	26,363	-	495,398
Farmland	7,517	-	-	-	7,517
Multi-family	58,285	9,482	-	-	67,767
Commercial and industrial	110,099	6,368	117	-	116,584
Other	10,142	-	-	-	10,142
Consumer:
Home equity lines of credit	16,969	-	159	-	17,128
Second mortgages	9,573	76	1,062	-	10,711
Other	2,851	-	-	-	2,851
Total	$945,002	$62,818	$31,181	$-	$1,039,001

The following table presents loans that are no longer accruing interest as of December 31, 2020 and September 30, 2020, by portfolio class:

	December 31, 2020	September 30, 2020
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,916	$2,036
Commercial:
Commercial real estate	14,042	14,414
Consumer:
Home equity lines of credit	73	26
Second mortgages	209	254
Total non-accrual loans	$16,240	$16,730

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $138,000 for the three months ended December 31, 2020, and approximately $17,000 for the three months ended December 31, 2019.  At December 31, 2020 and September 30, 2020, there were approximately $775,000 and $58,000, respectively, of loans past due 90 days or more and still accruing interest.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio categorized by the aging categories described above as of December 31, 2020 and September 30, 2020:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
December 31, 2020:
Residential mortgage	$228,711	$1,678	$520	$1,572	$3,770	$232,481	$710
Construction and Development:
Residential and commercial	73,000	-	-	-	-	73,000	-
Land	3,648	-	-	-	-	3,648	-
Commercial:
Commercial real estate	464,949	13,859	-	-	13,859	478,808	-
Farmland	5,091	2,287	-	-	2,287	7,378	-
Multi-family	67,457	-	-	-	-	67,457	-
Commercial and industrial	98,898	2,954	-	-	2,954	101,852	-
Other	10,010	-	-	-	-	10,010	-
Consumer:
Home equity lines of credit	16,230	86	-	73	159	16,389	-
Second mortgages	8,669	197	54	177	428	9,097	65
Other	2,387	1	-	-	1	2,388	-
Total	$979,050	$21,062	$574	$1,822	$23,458	$1,002,508	$775

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2020:
Residential mortgage	$239,623	$68	$694	$1,705	$2,467	$242,090	$-
Construction and Development:
Residential and commercial	65,703	-	-	-	-	65,703	-
Land	3,110	-	-	-	-	3,110	-
Commercial:
Commercial real estate	495,087	-	-	311	311	495,398	-
Farmland	7,517	-	-	-	-	7,517	-
Multi-family	67,767	-	-	-	-	67,767	-
Commercial and industrial	116,584	-	-	-	-	116,584	-
Other	10,142	-	-	-	-	10,142	-
Consumer:
Home equity lines of credit	17,080	-	-	48	48	17,128	48
Second mortgages	10,325	157	33	196	386	10,711	10
Other	2,850	-	1	-	1	2,851	-
Total	$1,035,788	$225	$728	$2,260	$3,213	$1,039,001	$58

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

The Company had 28 and 26 loans classified as TDRs at December 31, 2020 and September 30, 2020, respectively, with an aggregate outstanding balance of $24.4 million and $21.7 million, respectively. At December 31, 2020, these loans were also classified as impaired. 20 of the TDR loans continue to perform under the restructured terms through December 31, 2020 and we continued to accrue interest on such loans through such date.

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

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $624,000 and $175,000 of residential real estate properties in the process of foreclosure at December 31, 2020 and September 30, 2020, respectively. However, the Company has temporarily suspended collection and foreclosure efforts on past due loans in accordance with CARES Act guidance.  The following table presents total TDRs as of December 31, 2020 and September 30, 2020:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
December 31, 2020:
Residential mortgage	17	$3,359	7	$1,553
Commercial:
Commercial real estate	5	18,021	1	6,591
Farmland	1	2,287	-	-
Commercial and industrial	1	549	-	-
Consumer:
Second mortgages	4	156	-	-
Total	28	$24,372	8	$8,144
September 30, 2020:
Residential mortgage	17	$3,435	7	$1,617
Commercial:
Commercial real estate	5	18,091	1	6,652
Consumer:
Second mortgages	4	161	-	-
Total	26	$21,687	8	$8,269

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms:

	December 31, 2020		September 30, 2020
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$1,806	$1,553	$1,818	$1,617
Commercial:
Commercial real estate	11,431	6,591	11,439	6,652
Farmland	2,287	-	-	-
Commercial and industrial	549	-	-	-
Consumer:
Second mortgages	156	-	161	-
Total	$16,229	$8,144	$13,418	$8,269

  The following table shows the new TDRs for the three months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31,
	2020			2019
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	-	$-	$-	1	$207	$207
Commercial:
Commercial real estate	-	$-	$-	1	$295	$295
Farmland	1	$2,287	$2,287	-	$-	$-
Commercial and industrial	1	$549	$549	-	$-	$-
Total troubled debt restructurings	2	$2,836	$2,836	2	$502	$502

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19, are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At December 31, 2020, the Company had 16 COVID-19 modified loan deferrals totaling approximately $68.9 million. At September 30, 2020, the Company had 43 COVID-19 modified loan deferrals totaling approximately $144.8 million.

The following tables set forth the composition of these loans by loan segments as of December 31, 2020 and September 30, 2020:

	December 31, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans December 31, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$934	$232,481	0.09%

Construction and Development:
Residential and commercial	-	-	73,000	0.00%
Land loans	-	-	3,648	0.00%
Total Construction and Development	-	-	76,648	0.00%

Commercial:
Commercial real estate	7	67,082	478,808	6.69%
Farmland	-	-	7,378	0.00%
Multi-family	1	717	67,457	0.08%
Commercial and industrial	1	22	101,852	0.00%
Other	-	-	10,010	0.00%
Total Commercial	9	67,821	665,505	6.77%

Consumer:
Home equity lines of credit	1	131	16,389	0.01%
Second mortgages	1	17	9,097	0.00%
Other	-	-	2,388	0.00%
Total Consumer	2	148	27,874	0.01%
Total loans	16	$68,903	$1,002,508	6.87%

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.64%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

Note 9 - Regulatory Matters

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

As of December 31, 2020, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2020 and September 30, 2020:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$144,059	11.76%	$48,991	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	144,059	14.30%	45,347	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	144,059	14.30%	60,462	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	151,478	18.01%	80,616	8.00%	N/A	N/A
As of September 30, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$141,681	11.63%	$48,473	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	141,681	14.00%	45,528	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	141,681	14.00%	60,704	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	178,972	17.69%	80,939	8.00%	N/A	N/A

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2020 and September 30, 2020:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$158,399	12.95%	$48,929	4.00%	$61,162	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	158,399	15.74%	45,272	4.50%	65,393	6.50%
Tier 1 Capital (to risk weighted assets)	158,399	15.74%	60,363	6.00%	80,484	8.00%
Total Risk Based Capital (to risk weighted assets)	170,982	17.00%	80,484	8.00%	100,605	10.00%
As of September 30, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$155,575	12.78%	$48,685	4.00%	$60,856	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	155,575	15.40%	45,459	4.50%	65,663	6.50%
Tier 1 Capital (to risk weighted assets)	155,575	15.40%	60,612	6.00%	80,816	8.00%
Total Risk Based Capital (to risk weighted assets)	168,090	16.64%	80,816	8.00%	101,020	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At December 31, 2020, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $787,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2020 and September 30, 2020:

`	December 31, 2020
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$-	$-	Other assets	$90,000	$1,017	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$45,060	$7,488	Other assets	$45,060	$7,492	Other liabilities

	September 30, 2020
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$-	$-	Other assets	$90,000	$1,291	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$45,162	$8,752	Other assets	$45,162	$8,756	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of December 31, 2020 and September 30, 2020:

Offsetting of Derivative Assets	(In thousands)
as of December 31, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$7,488	$-	$7,488	$-	$-	$7,488

Offsetting of Derivative Liabilities	(In thousands)
as of December 31, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$8,509	$-	$8,509	$1,230	$12,857	$(5,578)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$8,752	$-	$8,752	$-	$-	$8,752

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$10,047	$-	$10,047	$1,498	$12,857	$(4,308)

The tables below present the net gains (losses) recorded in accumulated other comprehensive loss and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(8)	$(280)
Total derivatives	(8)	(280)

	Three Months Ended December 31, 2019
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$77	$(14)
Total derivatives	77	(14)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
	Consolidated Statements of Operations	Amount of Gain (Loss) Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$1
Total		$1

	Three Months Ended December 31, 2019
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$(3)
Total		$(3)

The Company has agreements with each of its derivative counterparties that contain a provision providing that if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At December 31, 2020 and September 30, 2020, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at December 31, 2020 and September 30, 2020. At December 31, 2020 and September 30, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $12.9 million and $12.9 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at December 31, 2020 or September 30, 2020.

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,020	$-	$5,020	$-
State and municipal obligations	2,678	-	2,678	-
Single issuer trust preferred security	908	-	908	-
Corporate debt securities	25,098	-	25,098	-
Mutual funds	1,520	1,020	-	500
Total investment securities available for sale	$35,224	$1,020	$33,704	$500

Derivative instruments	$7,488	$-	$7,488	$-

Liabilities:
Derivative instruments	$8,509	$-	$8,509	$-

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,040	$-	$5,040	$-
State and municipal obligations	3,105	-	3,105	-
Single issuer trust preferred security	925	-	925	-
Corporate debt securities	20,948	-	20,948	-
Mutual fund	1,523	1,023	-	500
Total investment securities available for sale	$31,541	$1,023	$30,018	$500

Derivative instruments	$8,752	$-	$8,752	$-

Liabilities:
Derivative instruments	$10,047	$-	$10,047	$-

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended December 31, 2020 and December 31, 2019.

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2020	$500
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, December 31, 2020	$500

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2020 and September 30, 2020:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	9,597	-	-	9,597
Total	$15,393	$-	$-	$15,393

	December 31, 2020
	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	9,597	Appraisal of Collateral(2)	Collateral discount(3)	(2.0%)-20.0%/(1.4%)
Total	$15,393

(1)	Consisted of seven loans with an aggregate balance of $10.2 million and with $604,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	7,920	-	-	7,920
Total	$13,716	$-	$-	$13,716

	September 30, 2020
	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	7,920	Appraisal of Collateral(2)	Collateral discount(3)	(2.0%) - 20.0%/(1.4%)
Total	$13,716

(1)	Consisted of seven loans with an aggregate balance of $8.2 million and with $308,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At December 31, 2020 and September 30, 2020, the Company did not have any additions to our mortgage servicing assets.  At December 31, 2020 the Company sold loans with servicing released. At September 30, 2020, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and September 30, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2020 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2020 and September 30, 2020 are presented below:

	December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$109,222	$109,222	$109,222	$-	$-
Investment securities available-for-sale	35,224	35,224	1,020	33,704	500
Investment securities held-to-maturity	14,161	14,745	-	14,745	-
Loans receivable, net (including impaired loans)	990,346	998,545	-	-	998,545
Accrued interest receivable	4,051	4,051	-	4,051	-
Restricted stock	9,327	9,327	-	9,327	-
Mortgage servicing rights (included in Other Assets)	87	87	-	87	-
Derivatives (included in Other Assets)	7,488	7,488	-	7,488	-
Financial liabilities:
Savings accounts	46,531	46,531	-	46,531	-
Checking and NOW accounts	352,799	352,799	-	352,799	-
Money market accounts	303,796	303,796	-	303,796	-
Certificates of deposit	197,339	199,959	-	199,959	-
Borrowings (excluding sub debt)	135,000	135,706	-	135,706	-
Subordinated debt	24,816	24,845	-	24,845	-
Derivatives (included in Other Liabilities)	8,509	8,509	-	8,509	-
Accrued interest payable	1,078	1,078	-	1,078	-

	September 30, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$61,439	$61,439	$61,439	$-	$-
Investment securities available-for-sale	31,541	31,541	1,023	30,018	500
Investment securities held-to-maturity	14,970	15,608	-	15,608	-
Loans receivable, net (including impaired loans)	1,031,392	1,039,981	-	-	1,039,981
Accrued interest receivable	3,677	3,677	-	3,677	-
Restricted stock	9,622	9,622	-	9,622	-
Mortgage servicing rights (included in Other Assets)	111	111	-	111	-
Derivatives (included in Other Assets)	8,752	8,752	-	8,752	-
Financial liabilities:
Savings accounts	45,072	45,072	-	45,072	-
Checking and NOW accounts	354,104	354,104	-	354,104	-
Money market accounts	277,711	277,711	-	277,711	-
Certificates of deposit	214,019	217,212	-	217,212	-
Borrowings (excluding sub debt)	134,225	135,101	-	135,101	-
Subordinated debt	24,776	25,030	-	25,030	-
Derivatives (included in Other Liabilities)	10,047	10,047	-	10,047	-
Accrued interest payable	728	728	-	728	-

Note 12 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	December 31, 2020	September 30, 2020
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(15)	$(118)
Tax effect	3	25
Net of tax amount	(12)	(93)
Fair value adjustments on derivatives	(989)	(1,260)
Tax effect	208	265
Net of tax amount	(781)	(995)
Total accumulated other comprehensive loss	$(793)	$(1,088)

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$457	$71

Net realized gain on securities available-for-sale	(355)	-

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	1

Adjustment for loss recorded on replacement of derivative	(2)	-

Fair value adjustments on derivatives	273	91
Other comprehensive income before taxes	374	163
Tax effect	(79)	(34)
Total other comprehensive income	$295	$129

Note 13 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of December 31, 2020, there were 318,651 remaining shares available for future grants.

Restricted stock and option awards granted vest annually in 20% increments beginning on the one year anniversary of the grant date, and accelerate upon a change in control of the Company.  The options generally expire ten years from the date of grant.  All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the award’s vesting.  Shares of restricted stock have the same dividend and voting rights as common stock while stock options do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

 The Company did not grant any stock options during the three months ended December 31, 2020 and December 31, 2019.  Total compensation expense related to stock options granted under the 2014 Plan was approximately $8,000 and $6,000 for the three months ended December 31, 2020 and December 31, 2019, respectively.

The Company did not award restricted shares during the three months ended December 31, 2020. The compensation expense related to restricted stock awards was approximately $44,000 during the three months ended December 31, 2020.  During the three months ended December 31, 2019 a total of 1,764 restricted shares were awarded. During the three months ended December 31, 2019 1,610 shares were forfeited. The compensation expense related to restricted stock awards was approximately $26,000 during the three months ended December 31, 2019.

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

Stock Options

The following is a summary of stock option activity for the three months ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	25,830	$21.57		$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, at December 31, 2020	25,830	$21.57	6.599	$-
Exercisable, at December 31, 2020	9,310	$22.09	8.113	$-
Nonvested, at December 31, 2020	16,520	$21.28

As of December 31, 2020, there was approximately $76,000 of total unrecognized compensation cost related to nonvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.00 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended December 31, 2020:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	30,653	$21.98
Granted	-	$-
Vested	(859)	$21.01
Forfeited/cancelled/expired	-	$-
Outstanding, end of year	29,794	$22.00

As of December 31, 2020, there was approximately $318,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.38 years.

Note 14 – Deposits

Deposits classified by type with percentages to total deposits at December 31, 2020 and September 30, 2020 consisted of the following:

	December 31,		September 30,
	2020		2020
	(Dollars in thousands)

Balances by types of deposit:
Savings	$46,531	5.17%	$45,072	5.06%
Money market accounts	303,796	33.73	277,711	31.17
Interest-bearing demand	303,535	33.71	303,682	34.09
Non-interest-bearing demand	49,264	5.47	50,422	5.66
	703,126	78.08%	676,887	75.98%

Certificates of deposit	197,339	21.92%	214,019	24.02%

Total Deposits	$900,465	100.00%	$890,906	100.00%

The total amount of certificates of deposit of $250,000 and greater at December 31, 2020 and September 30, 2020 was $54.4 million and $48.4 million, respectively.  We had brokered deposits totaling $6.1 million and $31.1 million at December 31, 2020 and September 30, 2020, respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Savings accounts	$18	$11
Money market accounts	791	1,098
Interest-bearing demand	547	1,181
Certificates of deposit	901	1,447
Total	$2,257	$3,737

As of December 31, 2020, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending December 31,
2021	$138,051
2022	25,402
2023	17,107
2024	9,551
2025	5,685
Thereafter	1,543
Total	$197,339

As of December 31, 2020, the scheduled maturities of certificates of deposits in amounts greater than $100,000 are as follows:

Scheduled Maturities
(In thousands)
Period Ending December 31,
Three months or less	$43,247
Over three through six months	44,048
Over six through twelve months	14,609
Over twelve months	31,261
Total	$133,165

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

           As of December 31, 2020, the Company leases one financial center in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one private banking office located in Morristown, New Jersey; one private banking office located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office located in Allentown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for two private banking office leases and two representative office leases whose terms are twelve months or less and are considered short-term leases. All of the financial center leases and two private banking office leases include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Operating lease cost	$171	$175
Finance lease cost	-	-
Short-term lease cost	22	25
Total	$193	$200

Supplemental information at and for December 31, 2020 and the three months ended December 31, 2020 related to leases was as follows:

December 31, 2020
(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$2,479
Operating lease liabilities	$2,512
Weighted average remaining lease term	5.24 years
Weighted average discount rate	1.99%

Three Months Ended December 31, 2020
(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$172
ROU assets obtained in exchange for lease obligations	$3,279

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Period Ending September 30,
Remainder of 2021	$426
2022	492
2023	474
2024	474
2025	477
Thereafter	269
Total lease payments	$2,612
Less: imputed interest	(100)
Total	$2,512

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2020 and September 30, 2020. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible other-than-temporary impairment of securities held by us; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers; unanticipated regulatory or judicial proceedings; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2020 Annual Report filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the ALLL, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2020 Annual Report.

There have been no significant changes to the Company’s Critical Accounting Policies as described in its 2020 Annual Report.

Impact of COVID-19

The Company continues to take the following significant steps to protect the health and well-being of its employees and clients and to assist clients who have been impacted by the COVID-19 pandemic.

•	Continuing limited lobby hours; prioritizing drive-thru and appointment banking.
•	High-risk designated hours offered to assist our high-risk clients.
•	Continuing to assist existing and new customers in the PPP.
•	Continuing to provide payment deferrals and forbearances to business customers and mortgage customers that are experiencing hardship because of the COVID-19 pandemic.

Paycheck Protection Program

The Company participated in the initial PPP when the program was officially launched by the SBA and Treasury Department under the CARES Act. Recognizing the significance of operational risk that this portfolio of loans poses, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, the Company concluded that it was in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in mid-December, the Bank sold substantially all of its PPP loans to a seasoned and experienced non-bank lender and servicer of SBA loans. In connection with the sale, the Company recognized a $202,000 net gain on the sale of approximately $19.7 million of PPP loans, which was recorded as non-interest income for the period ended December 31, 2020. We are currently working with the same third party in order for our customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in December 2020 as part of the 2021 Consolidated Appropriations Act.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized such sources based on available capacity, term flexibility, and cost. As of December 31, 2020, the Company had adequate sources of liquidity.

Capital Strength

The Company’s capital ratios continued to exceed the highest required regulatory benchmark levels.

•

As of December 31, 2020, common equity Tier 1 capital ratio was 14.30 percent, Tier 1 leverage ratio was 11.76 percent, Tier 1 risk-based capital ratio was 14.30 percent and the total risk-based capital ratio was 18.01 percent.

Deferral Requests

As of December 31, 2020, the Company had 16 COVID-19 loan modification agreements with respect to $68.9 million of loans representing 6.9 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under the CARES Act Section 4013, and further details regarding these modifications are provided in the table below.  At March 8, 2021, the Company had seven COVID-19-related modified loan deferrals totaling $1.9 million or 0.2% of total loans. Of the remaining $1.9 million of loan deferrals, approximately $1.5 million or 79% of the deferrals are paying the contractual interest payments.  For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

	December 31, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans December 31, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$934	$232,481	0.09%

Construction and Development:
Residential and commercial	-	-	73,000	0.00%
Land loans	-	-	3,648	0.00%
Total Construction and Development	-	-	76,648	0.00%

Commercial:
Commercial real estate	7	67,082	478,808	6.69%
Farmland	-	-	7,378	0.00%
Multi-family	1	717	67,457	0.08%
Commercial and industrial	1	22	101,852	0.00%
Other	-	-	10,010	0.00%
Total Commercial	9	67,821	665,505	6.77%

Consumer:
Home equity lines of credit	1	131	16,389	0.01%
Second mortgages	1	17	9,097	0.00%
Other	-	-	2,388	0.00%
Total Consumer	2	148	27,874	0.01%
Total loans	16	$68,903	$1,002,508	6.87%

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.64%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

Certain industries are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact   of the COVID-19 pandemic, such as the following:

	December 31, 2020			September 30, 2020
	Number of Loans	Loan Deferment Exposure	Percentage of Gross Loans on Deferral	Number of Loans	Loan Deferment Exposure	Percentage of Gross Loans on Deferral
		(Dollars in thousands)			(Dollars in thousands)
Industries:
Hotel	5	$46,208	4.61%	6	$58,640	5.64%
Retail	1	7,452	0.74%	9	28,315	2.73%
Office/Medical Office	0	-	0.00%	1	6,927	0.67%
Fitness Centers	0	-	0.00%	1	11,400	1.10%
Restaurants and food service	0	-	0.00%	1	1,191	0.11%
Other	1	13,422	1.34%	3	24,875	2.39%
Total Outstanding Exposure	7	$67,082	6.69%	21	$131,348	12.64%

Results of Operations

Net income available to common shareholders for the three months ended December 31, 2020 amounted to $2.3 million, or $0.30 per fully diluted common share, an increase of $1.5 million, or 189.6 percent, as compared with net income of $785,000, or $0.10 per common share, for the three months ended December 31, 2019. The increase in net income and diluted earnings per share from the first quarter of 2020 was primarily due to a decrease in provision for loan losses. Provision for loan losses for the quarter ended December 31, 2020 was $1.6 million lower than in the quarter ended December 31, 2019. The annualized return on average assets was 0.74 percent for the three months ended December 31, 2020, compared to annualized return on average assets of 0.26 percent for three months ended December 31, 2019. The annualized return on average shareholders’ equity was 6.38 percent for the three month period ended December 31, 2020, compared to 2.19 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2019.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated:

Net Interest Income

	For the Three Months Ended December 31,
	2020	2019	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$10,076	$10,926	$(850)	(7.78)%
Investment securities	371	254	117	46.06
Interest-bearing cash accounts	8	472	(464)	(98.31)
Dividends, restricted stock	141	188	(47)	(25.00)
Total interest income	10,596	11,840	(1,244)	(10.51)
Interest expense:
Deposits	2,257	3,737	(1,480)	(39.60)
Short-term borrowings	45	-	45	-
Long-term borrowings	607	832	(225)	(27.04)
Subordinated debt	383	383	-	-
Total interest expense	3,292	4,952	(1,660)	(33.52)
Net interest income	$7,304	$6,888	$416	6.04%

Net interest income was $7.3 million for the quarter ended December 31, 2020, an increase of $416,000, or 6.0 percent, from $6.9 million for the quarter ended December 31, 2019. The net interest margin (“NIM”) on an annualized basis increased from 2.33 for the quarter ended December 31, 2019 to 2.62 percent for the quarter ended December 31, 2020.

For the quarter ended December 31, 2020, NIM increased by 29 basis points to 2.62 percent, as compared to the quarter ended December 31, 2019. This increase was primarily driven by the decrease in the cost of interest-bearing deposits, which decreased by 67 basis points compared to the first fiscal quarter of 2020.

Total Interest Income

For the quarters ended December 31, 2020 and December 31, 2019, total interest income was $10.6 million and $11.8 million, respectively. Average interest-earning assets decreased $71.2 million for the quarter ended December 31, 2020 when compared to the quarter ended December 31, 2019, while the average yield on interest-earning assets declined 19 basis points when compared to the same period in 2019.  The average yield was affected by the Federal Reserve Board’s zero rate policy.

Interest Expense

For the three months ended December 31, 2020, interest expense decreased $1.7 million, or 33.5 percent, to $3.3 million, compared to the same three month period in fiscal year 2020. The decrease in interest expense on deposits is primarily attributable to a decrease of $56.5 million in certificates of deposits, and a 67 basis point decrease in the rate on interest-bearing deposits.

Variance in Net Interest Income

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31,
	2020 and 2019
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$232	$(1,082)	$(850)
Investment securities	56	61	117
Interest-bearing cash accounts	(388)	(76)	(464)
Dividends, restricted stock	(20)	(27)	(47)
Total interest-earning assets	$(120)	$(1,124)	$(1,244)
Interest Bearing Liabilities:
Money Market deposits	$163	$(470)	$(307)
Savings deposits	1	6	7
Certificates of deposits	(215)	(331)	(546)
Other interest-bearing deposits	(64)	(570)	(634)
Total interest-bearing deposits	(115)	(1,365)	$(1,480)
Borrowings	(9)	(171)	(180)
Total interest-bearing liabilities	$(124)	$(1,536)	$(1,660)
Change in net interest income	$4	$412	$416

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the NIM (net interest income as a percentage of average interest-earning assets). All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be. Quarterly rates, yields, spreads and margins throughout this MD&A are calculated on an annualized basis where appropriate.

	Three Months Ended December 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,032,483	$10,076	3.90%	$1,010,979	$10,926	4.32%
Investment securities	49,785	371	2.98%	40,855	254	2.49%
Interest-bearing cash accounts	21,690	8	0.15%	122,234	472	1.54%
Dividends, restricted stock	9,350	141	6.03%	10,448	188	7.20%
Total interest-earning assets(1)	1,113,308	10,596	3.81%	1,184,516	11,840	4.00%
Non-interest-earning assets:
Cash and due from banks	61,426			1,446
Bank-owned life insurance	25,468			19,968
Other assets	31,229			24,683
Other real estate owned	5,796			5,796
Allowance for loan losses	(12,462)			(10,095)
Total non-interest-earning assets	111,457			41,798
Total assets	$1,224,765			$1,226,314
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$311,103	791	1.02%	$270,980	1,098	1.62%
Savings deposits	45,621	18	0.16%	41,641	11	0.11%
Certificates of deposits	214,793	901	1.68%	252,358	1,447	2.29%
Other interest-bearing deposits	283,132	547	0.77%	299,338	1,181	1.58%
Total interest-bearing deposits	854,649	2,257	1.06%	864,317	3,737	1.73%
Borrowings	160,712	1,035	2.58%	161,891	1,215	3.00%
Total interest-bearing liabilities	1,015,361	3,292	1.30%	1,026,208	4,952	1.93%
Non-interest-bearing liabilities:
Demand deposits	48,152			41,716
Other liabilities	18,689			14,805
Total non-interest liabilities	66,841			56,521
Shareholders' equity	142,563			143,585
Total liabilities and shareholders' equity	$1,224,765			$1,226,314
Net interest spread			2.51%			2.07%
Net interest margin			2.62%			2.33%
Net interest income		$7,304			$6,888

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended December 31,
			Increase	Percent
	2020	2019	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$247	$259	$(12)	(4.63)%
Rental income-other	54	54	-	-
Net gains on sale and call of investments	355	-	355	100.00
Net gains on sale of loans	404	3	401	13,366.67
Earnings on bank-owned life insurance	164	127	37	29.13
Total other income	$1,224	$443	$781	176.30%

For the three months ended December 31, 2020, total other income amounted to $1.2 million, compared to total other income of $443,000 for the same period in fiscal year 2020. The increase in total other income was primarily due to increases of $401,000 in net gains on sale of loans which includes $202,000 on the gain on sale of $19.7 million of PPP loans and $355,000 in net gains on sale and call of investments. The gain on sale of non-PPP loans was a result of a strategic effort to orginate and sell residential loans in this low interest rate environment. The net gain on sale of investments resulted from managing and optimizing portfolio activity in the ordinary course of business.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended December 31,
			Increase	Percent
	2020	2019	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,272	$2,125	$147	6.92%
Occupancy expense	542	582	(40)	(6.87)
Federal deposit insurance premium	76	(3)	79	(2,633.33)
Advertising	32	22	10	45.45
Data processing	328	278	50	17.99
Professional fees	663	441	222	50.34
Other real estate owned expense, net	28	71	(43)	(60.56)
Pennsylvania shares tax	170	170	-	-
Other operating expenses	861	736	125	16.98
Total other expense	$4,972	$4,422	$550	12.44%

For the three months ended December 31, 2020, total other expense increased $550,000, or 12.4 percent, from the comparable three months ended December 31, 2019. The increase was primarily due to increases of $222,000 in professional fees associated with legal, accounting, and audit expenses. Other increases included $147,000 in salaries and employee benefits, mainly the result of normal increases to salary and benefits to support overall franchise growth, $125,000 in other operating expenses, and $79,000 in federal deposit insurance premium expense.

Income Taxes

The Company recorded $733,000 in income tax expense during the quarter ended December 31, 2020 compared to $26,000 in income tax benefit during the quarter ended December 31, 2019. The effective tax rates for the Company for the quarters ended December 31, 2020 and 2019 were 24.4 percent and (3.4) percent, respectively. During the quarter ended December 31, 2019, the company recorded discrete items that reduced the effective tax rate.

Investment Portfolio

For the three months ended December 31, 2020, the average volume of investment securities decreased by $8.9 million to approximately $49.8 million, or 4.5 percent, of average earning assets, from $40.9 million on average, or 3.5 percent of average earning assets, for the three months ended December 31, 2019. The increase in the investment portfolio was primarily due to purchases of $35.4 million partially offset by maturation, calls, and sales of $26.5 million. At December 31, 2020, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and taxable mutual funds.

During the three month period ended December 31, 2020, rate-related factors increased investment revenue by approximately $61,000, while volume-related factors increased investment revenue by approximately $56,000 from the three month period ended December 31, 2019. The yield on investments increased by forty-nine basis points to 2.98 percent for the three month period ended December 31, 2020 as compared to 2.49 percent for the three month period ended December 31, 2019. The yield on the portfolio increased due the purchase of higher yielding investments.

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

Total gross loans amounted to $1.003 billion at December 31, 2020 and $1.039 billion at September 30, 2020. The decrease in the gross loan portfolio at December 31, 2020 compared to September 30, 2020 primarily reflected decreases of $12.2 million in commercial loans net of the sale of $19.7 million of PPP loans, $9.6 million in residential mortgage loans, and $2.8 million in consumer loans, which were partially offset by an increase of $7.8 million in construction and development loans. For the quarter ended December 31, 2020, the Company originated a total new loan volume of $46.7 million, which was offset by loan payoffs of $44.0 million, PPP loan sales of $19.7 million, prepayments of $11.9 million, amortization of $7.0 million, and participations of $578,000.

At December 31, 2020, the Company had $115.7 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit and home equity lines of credit.

The average balance of our total loans increased $24.6 million, or 2.4 percent, for the three months ended December 31, 2020 as compared to the same period in fiscal 2020, while the average yield on loans decreased by forty-three basis points for the three months ended December 31, 2020 compared with the same period in fiscal year 2020. The increase in average total loan volume was due to the volume of new loan originations. During the first quarter of fiscal year 2021 compared to the same period fiscal year 2020, the volume-related factors during the period contributed to an increase of interest income on loans of $266,000, while the rate-related factors decreased interest income on loans by $1.1 million.

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

At December 31, 2020 the ALLL amounted to approximately $13.0 million, or 1.30 percent of total loans. At September 30, 2020, the ALLL amounted to approximately $12.4 million, or 1.22 percent of total loans, excluding approximately $20.8 million of PPP loans. The Company recorded a provision of $550,000 for loan losses during the quarter ended December 31, 2020 compared to $2.15 million for the quarter ended December 31, 2019. The increase in the ALLL as a percent of gross loans reflects an increase in qualitative factors as a result of COVID-19 and the economic impact it could have on the Company’s loan portfolio.

The net recoveries and net charge-offs were $52,000 and $2.3 million for the three months ended December 31, 2020 and 2019, respectively.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

The level of the ALLL for the respective periods of fiscal year 2021 and fiscal year 2020 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at December 31, 2020 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Three Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Average loans outstanding	$1,032,483	$1,010,979
Total gross loans at end of period	$1,002,508	$1,006,013
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$12,433	$10,095

Charge-offs:
Residential Mortgage	-	-
Commercial:
Commercial real estate	-	2,288
Consumer:
Home equity lines of credit	-	-
Second mortgages	-	2
Other	1	-
Total charge-offs	1	2,290
Recoveries:

Residential Mortgage	1	-
Commercial:
Commercial real estate	1	1
Commercial and industrial	1	-

Consumer:
Home equity lines of credit	-	-
Second mortgages	50	6
Other	-	-
Total recoveries	53	7
Net charge-offs	(52)	2,283
Provision for loan losses	550	2,150
Balance at end of period	$13,035	$9,962
Ratios:
Ratio of allowance for loan losses to non-performing loans	76.61%	115.17%
Ratio of net charge-offs to average loans outstanding (1)	-0.02%	0.90%
Ratio of net charge-offs to total allowance for loan losses	-0.40%	22.92%
(1)	Annualized

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	December 31, 2020	September 30, 2020
	(In thousands)
Non-accruing loans:
Non-accrual loans	$16,240	$16,730
Accruing loans more than 90 days past due	775	58
Total non-performing loans	17,015	16,788
OREO	5,796	5,796
Total non-performing assets	$22,811	$22,584
TDR loans - performing	$16,229	$13,418

Non-accrual loans were $16.2 million at December 31, 2020 and $16.7 million at September 30, 2020.  OREO was $5.8 million at December 31, 2020, September 30, 2020.  Total performing TDR loans were $16.2 million at December 31, 2020 and $13.4 million at September 30, 2020. See discussion in Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information.

At December 31, 2020, non-performing assets totaled $22.8 million, or 1.87 percent of total assets, as compared with $22.6 million, or 1.87 percent, at September 30, 2020.

Subsequent to December 31, 2020, on January 4, 2021, a $6.6 million non-accrual TDR commercial loan was returned to accruing status. The loan is performing in accordance with its modified terms and has a positive payment history.

Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated as “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At December 31, 2020, special mention loans were $62.6 million compared to $62.8 million at September 30, 2020. Substandard loans were $47.4 million and $31.2 million at December 31, 2020 and September 30, 2020, respectively. The increase in substandard loans is primarily due to one commercial real estate loan in the amount of $13.4 million, previously classified as pass and moved to substandard during the first fiscal quarter and one commercial farmland loan in the amount of $2.3 million, previously classified as pass and moved to substandard during the first fiscal quarter. Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

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

A negative gap and/or a rate sensitivity ratio less than 1 tends to expand NIMs in a falling rate environment and reduce NIMs in a rising rate environment. Conversely, when a positive gap occurs, generally margins expand in a rising rate environment and contract in a falling rate environment. From time to time, the Company may elect to deliberately mismatch liabilities and assets in a strategic gap position.

At December 31, 2020, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.38:1.00 at the cumulative one-year position.

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

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale. At December 31, 2020, the Company had $109.2 million in cash and cash equivalent compared to $61.4 million at September 30, 2020. In addition, our available for sale investment securities amounted to $35.2 million at December 31, 2020 and $31.5 million at September 30, 2020.

Deposits

Total deposits increased $9.6 million, or 1.1 percent, from $890.9 million at September 30, 2020 to $900.5 million at December 31, 2020. Total interest-bearing deposits increased $10.7 million from $840.5 million at September 30, 2020 to $851.2 million at December 31, 2020. Interest-bearing demand, savings and time deposits under $100,000 increased $22.1 million to a total of $769.1 million at December 31, 2020 as compared to $747.0 million at September 30, 2020. Time deposits $100,000 and over decreased $12.5 million as compared to September 30, 2020. Time deposits $100,000 and over represented 14.6 percent of total deposits at December 31, 2020 compared to 16.2 percent at September 30, 2020. We had brokered deposits totaling $6.1 million at December 31, 2020 compared to $31.1 million at September 30, 2020.

The Company continues to focus on the maintenance, development, and expansion of its deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base which in turn will allow the Company to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by type, with percentages to total deposits, at December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$46,531	5.17%	$45,072	5.06%	$1,459
Money market accounts	303,796	33.73	277,711	31.17	26,085
Interest bearing demand	303,535	33.71	303,682	34.09	(147)
Non-interest bearing demand	49,264	5.47	50,422	5.66	(1,158)
	$703,126	78.08	$676,887	75.98	$26,239
Certificates of deposit	197,339	21.92	214,019	24.02	(16,680)
Total	$900,465	100.00%	$890,906	100.00%	$9,559

Borrowings

Advances from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of December 31, 2020 and September 30, 2020, the Company’s outstanding balance of FHLB advances totaled $130.0 million.  Of the $130.0 million in advances, $20.0 million represent long-term, fixed-rate advances maturing in 2021 and $20.0 million represent long-term, fixed-rate advances maturing in 2022. At December 31, 2020, there were three short-term FHLB advances totaling $90.0 million of fixed-rate borrowings with rollover of 90 days.

The Company did not purchase any securities sold under agreements to repurchase as a short-term funding source during the first fiscal quarters of 2021 or 2020.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the three months ended December 31, 2020, cash and cash equivalents increased by $47.8 million from the balance at September 30, 2020. Net cash of $4.8 million was provided by operating activities primarily due to net income of $2.3 million, a decrease of $1.8 milion in other assets, and amortization of loan origination fees and costs of $1.2 million. Net cash provided by investing activities amounted to approximately $32.5 million primarily due to a net decrease in loans of $34.8 million. The increase in net cash from financing activities of $10.5 million was primarily from the increase in deposits of $9.6 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $143.3 million, or 11.7 percent of total assets, at December 31, 2020, compared to $140.6 million or 11.6 percent of total assets at September 30, 2020. Book value per common share was $18.83 at December 31, 2020, compared to $18.47 at September 30, 2020.

	December 31, 2020	September 30, 2020
	(In thousands, except for per share data)
Shareholders’ equity	143,266	140,593
Book value per common share	$18.83	$18.47

Capital

At December 31, 2020, the Bank’s common equity Tier 1 capital ratio was 15.74 percent, Tier 1 leverage ratio was 12.95 percent, Tier 1 risk-based capital ratio was 15.74 percent and the total risk-based capital ratio was 17.00 percent.  At September 30, 2020, the Bank’s common equity Tier 1 capital ratio was 15.40 percent, Tier 1 leverage ratio was 12.78 percent, Tier 1 risk-based capital ratio was 15.40 percent and the total risk-based capital ratio was 16.64 percent. At December 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements.

At December 31, 2020, the Company’s common equity Tier 1 capital ratio was 14.30 percent, Tier 1 leverage ratio was 11.76 percent, Tier 1 risk-based capital ratio was 14.30 percent and the total risk-based capital ratio was 18.01 percent.  At September 30, 2020, the Company’s common equity Tier 1 capital ratio was 14.00 percent, Tier 1 leverage ratio was 11.63 percent, Tier 1 risk-based capital ratio was 14.00 percent and the total risk-based capital ratio was 17.69 percent.  At December 31, 2020, the Company was in compliance with all applicable regulatory capital requirements.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, solely as a result of the material weakness in internal control over financial reporting described below, which continued to exist as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020.

Previously Disclosed Material Weaknesses

The Company disclosed in Item 9A - Controls and Procedures in its Annual Report on Form 10-K/A (“Item 9A”) that as of September 30, 2020, management identified a material weakness related to the ineffective design and operation of policies and procedures with respect to the Company’s review of certain loan participation contracts, and changes to recourse provisions therein. More specifically; certain provisions drafted into the two loan participation agreements, including certain amendments and modifications, resulted in these loans being accounted for as secured borrowings.  As a result of this material weakness, the Company failed to detect and correct, on a timely basis, errors in its accounting for loan participation interests.

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

Remediation Plan and Status

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has begun to dedicate significant resources, including additional employee training, toward efforts to improve our internal control over financial reporting. We implemented additional control procedures, including redesigning and enhancing control activities related to preparation and review of existing and new loan participation agreements, and any amendments thereto.  In addition, we have developed enhanced financial reporting procedures for assessing significant subsequent events related to loan modifications, including a quarterly identification and review of significant loan modifications occurring subsequent to quarter end but prior to the financial statements being issued, to ensure that the relevant accounting implications are identified and considered including the market value impact and potentially material information that may impact credit quality of loans.

We believe the measures described above will remediate these material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures, and we may take additional measures to address control deficiencies, or we may modify, certain activities of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls

Other than as disclosed in the Amendment No. 1 to our Annual Report on Form 10-K/A, filed on February 26, 2021, there were no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A - Risk Factors

There are no material changes to the risk factors as previously disclosed under the section titled “Risk Factors” in Part I, Item 1A of our 2020 Annual Report.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

           There were no repurchases or unregistered sales of the Company’s stock during the quarter.

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

MALVERN BANCORP, INC.

March 11, 2021	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

March 11, 2021	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer