Form 10-Q
period 2021-03-31
MALVERN BANCORP, INC.
filed 2021-05-17
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01:	7,622,316 shares
(Title of Class)	(Outstanding as of May 13, 2021)

PART I – FINANCIAL INFORMATION

The following (a) consolidated statement of financial condition as of September 30, 2020, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2021, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as amended on February 26, 2021 (the “2020 Annual Report”), should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021	September 30, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$99,358	$16,386
Interest bearing deposits in depository institutions	9,556	45,053
Cash and Cash Equivalents	108,914	61,439
Investment securities available for sale, at fair value (amortized cost of $29,165 and $31,658, respectively)	28,899	31,541
Investment securities held to maturity (fair value of $26,367 and $15,608, respectively)	25,834	14,970
Restricted stock, at cost	8,891	9,622
Loans receivable, net of allowance for loan losses of $12,601 and $12,433, respectively	974,596	1,026,894
Other real estate owned	5,796	5,796
Accrued interest receivable	3,598	3,677
Operating lease right-of-use assets	2,322	2,638
Property and equipment, net	6,040	6,274
Deferred income taxes	3,535	3,680
Bank-owned life insurance	25,725	25,400
Other assets	12,269	16,344
Total Assets	$1,206,419	$1,208,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Deposits-non-interest-bearing	54,210	50,422
Deposits-interest-bearing	858,003	840,484
Total Deposits	912,213	890,906
FHLB advances	110,000	130,000
Secured borrowing	-	4,225
Subordinated debt	24,855	24,776
Advances from borrowers for taxes and insurance	2,038	1,741
Accrued interest payable	648	728
Operating lease liabilities	2,357	2,671
Other liabilities	8,457	12,635
Total Liabilities	1,060,568	1,067,682
Commitments and Contingencies	-	-
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at March 31, 2021 and 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at September 30, 2020	76	76
Additional paid-in-capital	85,271	85,127
Retained earnings	64,885	60,388
Unearned Employee Stock Ownership Plan (ESOP) shares	(974)	(1,047)
Accumulated other comprehensive loss	(544)	(1,088)
Treasury stock, at cost: 194,516 shares at March 31, 2021 and September 30, 2020	(2,863)	(2,863)
Total Shareholders’ Equity	145,851	140,593
Total Liabilities and Shareholders’ Equity	$1,206,419	$1,208,275

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$9,069	$10,632	$19,145	$21,558
Investment securities, taxable	321	231	668	446
Investment securities, tax-exempt	23	34	47	73
Dividends, restricted stock	119	182	260	370
Interest-bearing cash accounts	7	550	15	1,022
Total Interest and Dividend Income	9,539	11,629	20,135	23,469
Interest Expense
Deposits	1,805	3,623	4,062	7,360
Short-term borrowings	3	-	48	-
Long-term borrowings	546	830	1,153	1,662
Subordinated debt	383	383	766	766
Total Interest Expense	2,737	4,836	6,029	9,788
Net Interest Income	6,802	6,793	14,106	13,681
Provision for Loan Losses	-	625	550	2,775
Net Interest Income after Provision for Loan losses	6,802	6,168	13,556	10,906
Other Income
Service charges and other fees	419	604	666	863
Rental income	54	55	108	109
Net gains on sale and call of investments	259	180	614	180
Net gains on sale of loans	274	-	678	3
Earnings on bank-owned life insurance	161	125	325	252
Total Other Income	1,167	964	2,391	1,407
Other Expenses
Salaries and employee benefits	2,275	2,271	4,547	4,396
Occupancy expense	568	591	1,110	1,173
Federal deposit insurance premium	83	3	159	-
Advertising	32	32	64	54
Data processing	306	272	634	550
Professional fees	884	502	1,547	943
Other real estate owned expense, net	3	(1)	31	70
Pennsylvania shares tax	169	170	339	340
Other operating expenses	743	798	1,604	1,534
Total Other Expenses	5,063	4,638	10,035	9,060
Income before income tax expense	2,906	2,494	5,912	3,253
Income tax expense	682	586	1,415	560
Net Income	$2,224	$1,908	$4,497	$2,693
Earnings Per Common Share:
Basic	$0.30	$0.25	$0.60	$0.35
Diluted	$0.30	$0.25	$0.60	$0.35
Weighted Average Common Shares Outstanding:
Basic	7,529,408	7,663,771	7,527,588	7,664,813
Diluted	7,530,151	7,663,771	7,528,189	7,664,813

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Net Income	$2,224	$1,908	$4,497	$2,693
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains on available-for-sale securities	7	62	464	133
Tax effect	(1)	(13)	(97)	(28)
Net of tax amount	6	49	367	105

Reclassification adjustment for net gains arising during the period (1)	(259)	(180)	(614)	(180)
Tax effect	55	38	129	38
Net of tax amount	(204)	(142)	(485)	(142)

Adjustment for loss recorded on replacement of derivative	(2)	-	(4)	-

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	1	1	2	2
Tax effect	(1)	-	(1)	-
Net of tax amount	-	1	1	2
Fair value adjustments on derivatives	567	(682)	840	(591)
Tax effect	(118)	143	(175)	124
Net of tax amount	449	(539)	665	(467)
Total other comprehensive income (loss)	249	(631)	544	(502)
Total comprehensive income	$2,473	$1,277	$5,041	$2,191

(1)	Amounts are included in net gains on sale of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, January 1, 2020	78	84,860	60,529	(1,156)	(440)	(336)	143,535
Net Income	-	-	1,908	-	-	-	1,908
Other comprehensive loss	-	-	-	-	(631)	-	(631)
Treasury stock activity	(1)	-	-	-	-	(1,776)	(1,777)
Committed to be released ESOP shares (3,600 shares)	-	33	-	36	-	-	69
Stock based compensation	-	46	-	-	-	-	46
Balance, March 31, 2020	77	84,939	62,437	(1,120)	(1,071)	(2,112)	143,150

Balance, January 1, 2021	76	85,195	62,661	(1,010)	(793)	(2,863)	143,266
Net Income	-	-	2,224	-	-	-	2,224
Other comprehensive income	-	-	-	-	249	-	249
Committed to be released ESOP shares (3,600 shares)	-	26	-	36	-	-	62
Stock based compensation	-	50	-	-	-	-	50
Balance, March 31, 2021	$76	$85,271	$64,885	$(974)	$(544)	$(2,863)	$145,851

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2019	78	84,783	59,744	(1,192)	(569)	(336)	142,508
Net Income	-	-	2,693	-	-	-	2,693
Other comprehensive loss	-	-	-	-	(502)	-	(502)
Treasury stock activity	(1)	-	-	-	-	(1,776)	(1,777)
Committed to be released ESOP shares (7,200 shares)	-	78	-	72	-	-	150
Stock based compensation	-	78	-	-	-	-	78
Balance, March 31, 2020	77	84,939	62,437	(1,120)	(1,071)	(2,112)	143,150

Balance, October 1, 2020	76	85,127	60,388	(1,047)	(1,088)	(2,863)	140,593
Net Income	-	-	4,497	-	-	-	4,497
Other comprehensive income	-	-	-	-	544	-	544
Committed to be released ESOP shares (7,200 shares)	-	42	-	73	-	-	115
Stock based compensation	-	102	-	-	-	-	102
Balance, March 31, 2021	$76	$85,271	$64,885	$(974)	$(544)	$(2,863)	$145,851

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net income	$4,497	$2,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	336	374
Provision for loan losses	550	2,775
Deferred income tax expense (benefit)	145	(134)
ESOP expense	115	150
Stock based compensation	102	78
Amortization of premiums and discounts on investments securities, net	94	97
Amortization of loan origination fees and costs	1,108	1,519
Amortization of mortgage servicing rights	15	33
Net gain on sale and call of investments securities available-for-sale	(614)	(180)
Net loss on sale of fixed assets	-	4
Net gain on sale of secondary market loans	(678)	(3)
Proceeds from sale of secondary market loans	18,934	73
Originations of secondary market loans	(18,256)	(70)
Earnings on bank-owned life insurance	(325)	(252)
Decrease in accrued interest receivable	79	132
Decrease in accrued interest payable	(80)	(105)
Operating lease liability payments	(326)	(332)
(Decrease) increase in other liabilities	(4,492)	7,354
Decrease (increase) in other assets	5,395	(4,506)
Amortization of subordinated debt	79	78
Net Cash Provided by Operating Activities	6,678	9,778

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(10,500)	(12,100)
Sales	13,132	5,045
Maturities, calls and principal repayments	446	3,740
Investment securities held-to-maturity:
Purchases	(12,500)	-
Maturities, calls and principal repayments	1,571	4,364
Net decrease in loans	50,640	564
Net decrease in restricted stock	731	216
Purchase of property and equipment	(102)	(176)
Net Cash Provided by Investing Activities	43,418	1,653
Cash Flows from Financing Activities
Net increase (decrease) in deposits	21,307	(37,911)
Proceeds for long-term borrowings	160,000	-
Repayment of long-term borrowings	(180,000)	-
Repayment of secured borrowings	(4,225)	(50)
Increase in advances from borrowers for taxes and insurance	297	832
Acquisition of treasury stock	-	(1,777)
Net Cash Used in Financing Activities	(2,621)	(38,906)
Net Increase (Decrease) in Cash and Cash Equivalents	47,475	(27,475)
Cash and Cash Equivalents - Beginning	61,439	153,543
Cash and Cash Equivalents - Ending	$108,914	$126,068
Supplemental Cash Flows Information
Interest paid	$6,109	$9,803
Income taxes paid	$894	$902
Impact of ASC 842 adoption:
Right-of-use asset	$-	$3,279
Operating lease liability	$-	$(3,279)

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one- to four-family residential real estate loans, construction and development loans, commercial business loans, home equity loans, lines of credit, and other consumer loans. We also invest in and maintain a portfolio of investment securities, primarily comprised of corporate debt securities, U.S. government agencies, mortgage-backed securities, and state and municipal obligations. Malvern Bank is one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect, and integrity. The Bank’s primary market niche is providing personalized service to its client base.

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at March 31, 2021 and September 30, 2020 and the results of operations for the three and six months ended March 31, 2021 and 2020, and cash flows for the six months ended March 31, 2021 and 2020. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2020 Annual Report filed with the Securities and Exchange Commission (“SEC”). The consolidated statements of operations for the three and six months ended March 31, 2021 and the consolidated statements of cash flows for the six months ended March 31, 2021 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2021 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act, as expanded by the Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act, enacted December 27, 2020 and the American Rescue Plan Act, enacted March 11, 2021, provides more than $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Under Section 4013 of the CARES Act, as amended, and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be troubled debt restructurings (“TDRs”).  Some of the provisions applicable to the Company include, but are not limited to:

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

•

Mortgage Forbearance – Under the CARES Act, certain mortgage customers experiencing financial hardship due to COVID-19 may request forbearance on a loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

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

Recent Accounting Pronouncements Yet to Be Adopted

Reference Rate Reform. In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Company, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict a new rate index replacement, but we anticipate that it will be the Secured Overnight Financing Rate (“SOFR”). The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position, or cash flows of the Company.

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). This ASU identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position, or cash flows of the Company.

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) making this ASU effective for interim and annual periods beginning after December 15, 2022. As such, the Company would be required to implement the ASU on October 1, 2023. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides guidance on stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13.  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impact on the consolidated earnings, financial position, and cash flows of the Company upon adoption of this ASU are currently unknown.

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

While significant progress is being made in the U.S. in connection with vaccine distribution efforts, and the macro-economic forecasts are generally more positive, uncertainty continues to exist regarding the speed of the economic recovery, and the full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

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

         As disclosed above, on March 27, 2020, the CARES Act was signed into law. The CARES Act, as expanded by the Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act, enacted December 27, 2020 and the American Rescue Plan Act, enacted March 11, 2021, provides a $2.2 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the COVID-19 pandemic. A provision in the CARES Act initially included a $349.0 billion fund for the creation of the PPP through the SBA and Treasury Department, which amount has since been increased to over $659.0 billion. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven, conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Company participated in the initial PPP when the program was officially launched by the SBA and Treasury Department under the CARES Act. Recognizing the significance of operational risk that this portfolio of loans poses, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, the Company concluded that it was in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in mid-December 2020, the Bank sold substantially all of its PPP loans to a seasoned and experienced non-bank lender and servicer of SBA loans. In connection with the sale, the Company recognized a $202,000 net gain on the sale of approximately $19.7 million of PPP loans, which was recorded as non-interest income for the period ended December 31, 2020. We are currently working with the same third party in order for our customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in December 2020 as part of the 2021 Consolidated Appropriations Act.

Note 4 – Non-Interest Income

A significant amount of the Company’s revenue is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Some sources of revenue included within non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Rental income	$54	$55	$108	$109
Net gains on sale and call of investments	259	180	614	180
Net gains on sale of loans	274	-	678	3
Earnings on bank-owned life insurance	161	125	325	252
Non-interest income within the scope of other GAAP topics	$748	$360	$1,725	$544
ATM fees	$3	$1	$6	$3
Credit card fee income	5	5	10	11
DDA fee income	20	26	42	56
DDA service fees	21	19	45	38
Debit card fees	65	61	129	127
Other loan fee income	248	429	320	506
Other fee income	55	61	110	118
Other non-interest income	2	2	4	4
Non-interest income from contracts with customers	$419	$604	$666	$863
Total Non-interest Income	$1,167	$964	$2,391	$1,407

Note 5 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three and six months ended March 31, 2021, there were no restricted shares issued. There were no stock options granted during the three and six months ended March 31, 2021.  During the three and six months ended March 31, 2020, the Company granted 16,357 and 18,121 restricted shares, respectively, which are considered CSEs. During the three and six months ended March 31, 2020, options to acquire a total of 7,000 shares of common stock were granted.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands, except share data)
Net Income	$2,224	$1,908	$4,497	$2,693
Weighted average shares outstanding	7,609,953	7,758,718	7,609,953	7,761,566
Average unearned ESOP shares	(80,545)	(94,947)	(82,365)	(96,753)
Basic weighted average shares outstanding	7,529,408	7,663,771	7,527,588	7,664,813
Plus: effect of potential dilutive common stock equivalents - stock options	743	-	601	-
Diluted weighted average common shares outstanding	7,530,151	7,663,771	7,528,189	7,664,813
Earnings per common share:
Basic	$0.30	$0.25	$0.60	$0.35
Diluted	$0.30	$0.25	$0.60	$0.35

Note 6 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During each of the three and six months ended March 31, 2021 and 2020, there were 3,600 shares and 7,200 shares, respectively, committed to be released. At March 31, 2021, there were 78,765 unallocated shares and 180,453 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $1.5 million at March 31, 2021.

Note 7 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at March 31, 2021 and at September 30, 2020. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.

Transfers of debt securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive loss and in the carrying value of the held-to-maturity investment security. Premiums or discounts on investment securities are amortized or accreted using the effective interest method over the life of the security as an adjustment of yield. Unrealized holding gains or losses that remain in accumulated other comprehensive loss are amortized or accreted over the remaining life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

The following tables present information related to the Company’s investment securities at March 31, 2021 and September 30, 2020:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$-	$(76)	$4,924
State and municipal obligations	2,675	3	-	2,678
Single issuer trust preferred security	1,000	-	(124)	876
Corporate debt securities	18,988	172	(241)	18,919
Mutual funds	1,502	-	-	1,502
Total	$29,165	$175	$(441)	$28,899
Investment Securities Held-to-Maturity:
U.S. government agencies	$12,500	$-	$(53)	$12,447
State and municipal obligations	1,776	118	-	1,894
Corporate debt securities	3,441	268	-	3,709
Mortgage-backed securities:
Collateralized mortgage obligations (“CMO”), fixed-rate	8,117	200	-	8,317
Total	$25,834	$586	$(53)	$26,367
Total investment securities	$54,999	$761	$(494)	$55,266

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,025	$15	$-	$5,040
State and municipal obligations	3,101	4	-	3,105
Single issuer trust preferred security	1,000	-	(75)	925
Corporate debt securities	21,009	182	(243)	20,948
Mutual fund	1,523	-	-	1,523
Total	$31,658	$201	$(318)	$31,541
Investment Securities Held-to-Maturity:
State and municipal obligations	$1,794	$129	$-	$1,923
Corporate debt securities	3,498	260	-	3,758
Mortgage-backed securities:
CMO, fixed-rate	9,678	249	-	9,927
Total	$14,970	$638	$-	$15,608
Total investment securities	$46,628	$839	$(318)	$47,149

  For the six months ended March 31, 2021, proceeds of available-for-sale investment securities sold amounted to approximately $13.1 million, and there were gains of approximately $614,000 associated with these sales. For the six months ended March 31, 2020, proceeds of available-for-sale investment securities sold amounted to approximately $5.0 million, and there were gains of approximately $180,000 associated with these sales.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2021 and September 30, 2020:

	March 31, 2021
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$4,924	$(76)	$-	$-	$4,924	$(76)
Single issuer trust preferred security	-	-	876	(124)	876	(124)
Corporate debt securities	10,296	(204)	1,463	(37)	11,759	(241)
Total	$15,220	$(280)	$2,339	$(161)	$17,559	$(441)

Investment Securities Held-to-Maturity:
U.S. government agencies	$7,447	$(53)	$-	$-	$7,447	$(53)
Total	$7,447	$(53)	$-	$-	$7,447	$(53)

Total investment securities	$22,667	$(333)	$2,339	$(161)	$25,006	$(494)

	September 30, 2020
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$925	$(75)	$925	$(75)
Corporate debt securities	4,426	(74)	3,330	(169)	7,756	(243)
Total investment securities	$4,426	$(74)	$4,255	$(244)	$8,681	$(318)

As of March 31, 2021, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2021, the Company held six corporate debt securities, three U.S. government agencies, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell, and expects that it is unlikely that it will be required to sell, these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2021 represents an other-than-temporary impairment.

Investment securities having a carrying value of approximately $3.8 million and $4.6 million at March 31, 2021 and September 30, 2020, respectively, were pledged to secure deposits. No investment securities were pledged to secure hedges at March 31, 2021 or September 30, 2020. No investment securities were pledged to secure short-term borrowings at March 31, 2021 and September 30, 2020.

The following table presents information for investment securities at March 31, 2021, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2021
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$500	$500
Over 1 year through five years	6,175	6,155
After 5 years through ten years	15,990	15,895
Over 10 years	6,500	6,349
Total	$29,165	$28,899
Held-to-Maturity:
Over 1 year through five years	$4,546	$4,888
After 5 years through ten years	8,171	8,162
Over 10 years	5,000	5,000
Mortgage-backed securities:
CMO, fixed-rate	8,117	8,317
Total	$25,834	$26,367

Total investment securities	$54,999	$55,266

Note 8 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31, 2021	September 30, 2020
	(In thousands)
Residential mortgage	$218,165	$242,090
Construction and Development:
Residential and commercial	76,257	65,703
Land	3,596	3,110
Total Construction and Development	79,853	68,813
Commercial:
Commercial real estate	482,611	495,398
Farmland	7,344	7,517
Multi-family	67,122	67,767
Commercial and industrial	94,706	116,584
Other	9,927	10,142
Total Commercial	661,710	697,408
Consumer:
Home equity lines of credit	15,936	17,128
Second mortgages	8,114	10,711
Other	2,650	2,851
Total Consumer	26,700	30,690
Total loans	986,428	1,039,001
Deferred loan fees and costs, net	769	326
Allowance for loan losses	(12,601)	(12,433)
Total loans receivable, net	$974,596	$1,026,894

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of March 31, 2021 and September 30, 2020.  Activity in the ALLL is presented for the three and six months ended March 31, 2021 and 2020 and the fiscal year ended September 30, 2020:

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31, 2021
Beginning balance	$1,603	$508	$24	$7,973	$352	$508	$600	$50	$125	$179	$25	$1,088	$13,035
Charge-offs	-	-	-	(484)	-	-	-	-	-	-	-	-	(484)
Recoveries	-	-	-	-	-	-	-	-	1	48	1	-	50
Provisions	(175)	24	-	888	(317)	(2)	(43)	(1)	(7)	(113)	(1)	(253)	-
Ending balance	$1,428	$532	$24	$8,377	$35	$506	$557	$49	$119	$114	$25	$835	$12,601

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31, 2020
Beginning balance	$1,282	$585	$18	$6,194	$38	$196	$464	$33	$101	$235	$23	$793	$9,962
Charge-offs	-	-	-	-	-	-	-	-	(62)	(1)	-	-	(63)
Recoveries	23	-	-	1	-	-	1	-	-	6	1	-	32
Provisions	187	(231)	6	1,087	4	248	51	2	88	(28)	(3)	(786)	625
Ending balance	$1,492	$354	$24	$7,282	$42	$444	$516	$35	$127	$212	$21	$7	$10,556

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2021
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	(484)	-	-	-	-	-	-	(1)	-	(485)
Recoveries	1	-	-	1	-	-	1	-	1	98	1	-	103
Provisions	(240)	67	1	178	(12)	(5)	(22)	(2)	(12)	(180)	(4)	781	550
Ending balance	$1,428	$532	$24	$8,377	$35	$506	$557	$49	$119	$114	$25	$835	$12,601
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,476	$-	$-	$-	$-	$-	$38	$-	$-	$1,514
Ending balance: collectively evaluated for impairment	$1,428	$532	$24	$6,901	$35	$506	$557	$49	$119	$76	$25	$835	$11,087
Loans receivable:
Ending balance	$218,165	$76,257	$3,596	$482,611	$7,344	$67,122	$94,706	$9,927	$15,936	$8,114	$2,650		$986,428
Ending balance: individually evaluated for impairment	$3,671	$-	$-	$38,838	$2,266	$-	$549	$-	$24	$352	$-		$45,700
Ending balance: collectively evaluated for impairment	$214,494	$76,257	$3,596	$443,773	$5,078	$67,122	$94,157	$9,927	$15,912	$7,762	$2,650		$940,728

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2020
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(2,288)	-	-	-	-	(62)	(3)	-	-	(2,353)
Recoveries	23	-	-	2	-	-	1	-	-	12	1	-	39
Provisions	105	(169)	4	3,665	(7)	75	(100)	14	67	(64)	(3)	(812)	2,775
Ending balance	$1,492	$354	$24	$7,282	$42	$444	$516	$35	$127	$212	$21	$7	$10,556
Ending balance: individually evaluated for impairment	$3	$-	$-	$110	$-	$-	$-	$-	$-	$90	$-	$-	$203
Ending balance: collectively evaluated for impairment	$1,489	$354	$24	$7,172	$42	$444	$516	$35	$127	$122	$21	$7	$10,353
Loans receivable:
Ending balance	$240,633	$52,313	$3,579	$511,467	$7,537	$59,978	$96,574	$7,604	$18,441	$12,393	$2,112		$1,012,631
Ending balance: individually evaluated for impairment	$3,469	$-	$-	$18,193	$-	$-	$-	$-	$29	$841	$-		$22,532
Ending balance: collectively evaluated for impairment	$237,164	$52,313	$3,579	$493,274	$7,537	$59,978	$96,574	$7,604	$18,412	$11,552	$2,112		$990,099

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2020
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(8,330)	-	-	-	-	(62)	(3)	(1)	-	(8,396)
Recoveries	25	-	-	6	-	-	2	-	1	88	2	-	124
Provisions	278	(58)	3	11,103	(2)	142	(39)	30	69	(156)	5	(765)	10,610
Ending balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Ending balance: individually evaluated for impairment	$-	$-	$-	$227	$-	$-	$-	$-	$-	$81	$-	$-	$308
Ending balance: collectively evaluated for impairment	$1,667	$465	$23	$8,455	$47	$511	$578	$51	$130	$115	$29	$54	$12,125
Loans receivable:
Ending balance	$242,090	$65,703	$3,110	$495,398	$7,517	$67,767	$116,584	$10,142	$17,128	$10,711	$2,851		$1,039,001
Ending balance: individually evaluated for impairment	$3,388	$-	$-	$25,926	$-	$-	$-	$-	$26	$882	$-		$30,222
Ending balance: collectively evaluated for impairment	$238,702	$65,703	$3,110	$469,472	$7,517	$67,767	$116,584	$10,142	$17,102	$9,829	$2,851		$1,008,779

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

.

The decrease in impaired loans with no specific allowance from $29.4 million at September 30, 2020  to $25.9 million at March 31, 2021, is primarily due to the removal of one commercial real estate loan of approximately $6.5 million, offset by the additions of one commercial farmland loan of approximately $2.3 million and one commercial real estate loan of approximately $539,000. The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of March 31, 2021 and September 30, 2020:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
March 31, 2021
Residential mortgage	$-	$-	$3,671	$3,671	$3,945
Commercial:
Commercial real estate	19,713	1,476	19,125	38,838	44,804
Farmland	-	-	2,266	2,266	2,266
Commercial and industrial	-	-	549	549	549
Consumer:
Home equity lines of credit	-	-	24	24	28
Second mortgages	105	38	247	352	405
Total impaired loans	$19,818	$1,514	$25,882	$45,700	$51,997
September 30, 2020
Residential mortgage	$-	$-	$3,388	$3,388	$3,598
Commercial:
Commercial real estate	676	227	25,250	25,926	36,945
Consumer:
Home equity lines of credit	-	-	26	26	30
Second mortgages	101	81	781	882	949
Total impaired loans	$777	$308	$29,445	$30,222	$41,522

The following table presents the average recorded investment in impaired loans in portfolio and related interest income recognized for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Six Months Ended March 31, 2021
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,383	$19	$3,434	$34
Commercial:
Commercial real estate	34,226	145	29,930	250
Farmland	2,278	19	1,516	19
Commercial and industrial	549	5	365	7
Consumer:
Home equity lines of credit	56	-	65	-
Second mortgages	658	2	679	3
Total	$41,150	$190	$35,989	$313

	Three Months Ended March 31, 2020		Six Months Ended March 31, 2020
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,481	$25	$3,507	$47
Commercial:
Commercial real estate	11,222	5	10,153	20
Consumer:
Home equity lines of credit	29	-	29	-
Second mortgages	879	3	862	12
Total	$15,611	$33	$14,551	$79

The following table presents the classes of the loan portfolio categorized as pass, special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2021 and September 30, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2021:
Residential mortgage	$214,982	$-	$3,183	$-	$218,165
Construction and Development:
Residential and commercial	76,257	-	-	-	76,257
Land	3,596	-	-	-	3,596
Commercial:
Commercial real estate	395,045	48,758	38,808	-	482,611
Farmland	4,676	402	2,266	-	7,344
Multi-family	57,742	9,380	-	-	67,122
Commercial and industrial	87,888	-	6,818	-	94,706
Other	9,927	-	-	-	9,927
Consumer:
Home equity lines of credit	15,829	-	107	-	15,936
Second mortgages	6,942	72	1,100	-	8,114
Other	2,650	-	-	-	2,650
Total	$875,534	$58,612	$52,282	$-	$986,428

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2020:
Residential mortgage	$238,610	$-	$3,480	$-	$242,090
Construction and Development:
Residential and commercial	65,703	-	-	-	65,703
Land	3,110	-	-	-	3,110
Commercial:
Commercial real estate	422,143	46,892	26,363	-	495,398
Farmland	7,517	-	-	-	7,517
Multi-family	58,285	9,482	-	-	67,767
Commercial and industrial	110,099	6,368	117	-	116,584
Other	10,142	-	-	-	10,142
Consumer:
Home equity lines of credit	16,969	-	159	-	17,128
Second mortgages	9,573	76	1,062	-	10,711
Other	2,851	-	-	-	2,851
Total	$945,002	$62,818	$31,181	$-	$1,039,001

The following table presents loans that are no longer accruing interest as of March 31, 2021 and September 30, 2020, by portfolio class:

	March 31, 2021	September 30, 2020
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,608	$2,036
Commercial:
Commercial real estate	20,350	14,414
Consumer:
Home equity lines of credit	24	26
Second mortgages	299	254
Total non-accrual loans	$22,281	$16,730

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $407,000 and $545,000 for the three and six months ended March 31, 2021, respectively, and approximately $3,000 and $4,000 for the three and six months ended March 31, 2020, respectively.  At March 31, 2021 and September 30, 2020, there were approximately $765,000 and $58,000, respectively, of loans past due 90 days or more and still accruing interest.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio categorized by the following aging categories as of March 31, 2021 and September 30, 2020:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
March 31, 2021:
Residential mortgage	$216,530	$713	$-	$922	$1,635	$218,165	$199
Construction and Development:
Residential and commercial	76,257	-	-	-	-	76,257	-
Land	3,596	-	-	-	-	3,596	-
Commercial:
Commercial real estate	474,438	212	-	7,961	8,173	482,611	510
Farmland	7,344	-	-	-	-	7,344	-
Multi-family	67,122	-	-	-	-	67,122	-
Commercial and industrial	91,752	2,954	-	-	2,954	94,706	-
Other	9,927	-	-	-	-	9,927	-
Consumer:
Home equity lines of credit	15,936	-	-	-	-	15,936	-
Second mortgages	7,913	13	-	188	201	8,114	56
Other	2,650	-	-	-	-	2,650	-
Total	$973,465	$3,892	$-	$9,071	$12,963	$986,428	$765

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2020:
Residential mortgage	$239,623	$68	$694	$1,705	$2,467	$242,090	$-
Construction and Development:
Residential and commercial	65,703	-	-	-	-	65,703	-
Land	3,110	-	-	-	-	3,110	-
Commercial:
Commercial real estate	495,087	-	-	311	311	495,398	-
Farmland	7,517	-	-	-	-	7,517	-
Multi-family	67,767	-	-	-	-	67,767	-
Commercial and industrial	116,584	-	-	-	-	116,584	-
Other	10,142	-	-	-	-	10,142	-
Consumer:
Home equity lines of credit	17,080	-	-	48	48	17,128	48
Second mortgages	10,325	157	33	196	386	10,711	10
Other	2,850	-	1	-	1	2,851	-
Total	$1,035,788	$225	$728	$2,260	$3,213	$1,039,001	$58

Restructured loans deemed to be TDRs are typically the result of an extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means, including covenant modifications, forbearance and other concessions. However, the Bank generally restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructuring.

The Company had 28 and 26 loans classified as TDRs at March 31, 2021 and September 30, 2020, respectively, with an aggregate outstanding balance of $24.2 million and $21.7 million, respectively. At March 31, 2021, these loans were also classified as impaired. 21 of the TDR loans continue to perform under the restructured terms through March 31, 2021 and the Company continued to accrue interest on such loans through such date.

Loans that have been classified as TDRs have modified payment terms and in some cases modified interest rates from the original agreements, which allow the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and could result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the ALLL. The level of any defaults will likely be affected by future economic conditions. A default on a TDR loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $431,000 and $175,000 of residential real estate properties in the process of foreclosure at March 31, 2021 and September 30, 2020, respectively. However, the Company has temporarily suspended collection and foreclosure efforts on past due loans in accordance with CARES Act and related regulatory guidance. The following table presents total TDRs as of March 31, 2021 and September 30, 2020:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
March 31, 2021:
Residential mortgage	17	$3,313	7	$1,530
Commercial:
Commercial real estate	5	17,948	-	-
Farmland	1	2,266	-	-
Commercial and industrial	1	549	-	-
Consumer:
Second mortgages	4	151	-	-
Total	28	$24,227	7	$1,530
September 30, 2020:
Residential mortgage	17	$3,435	7	$1,617
Commercial:
Commercial real estate	5	18,091	1	6,652
Consumer:
Second mortgages	4	161	-	-
Total	26	$21,687	8	$8,269

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms:

	March 31, 2021		September 30, 2020
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$1,783	$1,530	$1,818	$1,617
Commercial:
Commercial real estate	17,948	-	11,439	6,652
Farmland	2,266	-	-	-
Commercial and industrial	549	-	-	-
Consumer:
Second mortgages	151	-	161	-
Total	$22,697	$1,530	$13,418	$8,269

There were no new TDRs for the three months ended March 31, 2021 and 2020. The following table shows the new TDRs for the six months ended March 31, 2021 and 2020:

	For the Six Months Ended March 31,
	2021			2020
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	-	$-	$-	1	$207	$207
Commercial:
Commercial real estate	-	$-	$-	1	$295	$293
Farmland	1	$2,287	$2,287	-	$-	$-
Commercial and industrial	1	$549	$549	-	$-	$-
Total troubled debt restructurings	2	$2,836	$2,836	2	$502	$500

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At March 31, 2021, the Company had 12 COVID-19 modified loan deferrals totaling approximately $62.4 million. Of the $62.4 million of COVID-19 modified loans at March 31, 2021, $14.2 million were rated Pass and $48.2 million were rated Special Mention. At September 30, 2020, the Company had 43 COVID-19 modified loan deferrals totaling approximately $144.8 million.

The following tables set forth the composition of these loans by loan segments as of March 31, 2021 and September 30, 2020:

	March 31, 2021
	Number of Loans	Loan Deferment Exposure	Gross Loans March 31, 2021	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	1	$240	$218,165	0.02%

Construction and Development:
Residential and commercial	-	-	76,257	0.00%
Land loans	-	-	3,596	0.00%
Total Construction and Development	-	-	79,853	0.00%

Commercial:
Commercial real estate	7	61,858	482,611	6.28%
Farmland	-	-	7,344	0.00%
Multi-family	-	-	67,122	0.00%
Commercial and industrial	2	212	94,706	0.02%
Other	-	-	9,927	0.00%
Total Commercial	9	62,070	661,710	6.30%

Consumer:
Home equity lines of credit	-	-	15,936	0.00%
Second mortgages	2	88	8,114	0.01%
Other	-	-	2,650	0.00%
Total Consumer	2	88	26,700	0.01%
Total loans	12	$62,398	$986,428	6.33%

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.64%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

Note 9 - Regulatory Matters

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

In July 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as the Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and increased by that amount each year until it became fully implemented at 2.5% on January 1, 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined in the regulations) and of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations).

As of March 31, 2021 and as of September 30, 2020, the Company’s and the Bank’s current capital levels exceeded the required capital amounts to be considered “well capitalized” and they also met the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2021 and September 30, 2020:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$146,396	11.96%	$48,955	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	146,396	14.69%	44,845	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	146,396	14.69%	59,793	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	183,711	18.43%	79,724	8.00%	N/A	N/A
As of September 30, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$141,681	11.63%	$48,473	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	141,681	14.00%	45,528	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	141,681	14.00%	60,704	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	178,972	17.69%	80,939	8.00%	N/A	N/A

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2021 and September 30, 2020:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$161,106	13.18%	$48,896	4.00%	$61,120	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	161,106	16.20%	44,762	4.50%	64,657	6.50%
Tier 1 Capital (to risk weighted assets)	161,106	16.20%	59,683	6.00%	79,577	8.00%
Total Risk Based Capital (to risk weighted assets)	173,543	17.45%	79,577	8.00%	99,472	10.00%
As of September 30, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$155,575	12.78%	$48,685	4.00%	$60,856	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	155,575	15.40%	45,459	4.50%	65,663	6.50%
Tier 1 Capital (to risk weighted assets)	155,575	15.40%	60,612	6.00%	80,816	8.00%
Total Risk Based Capital (to risk weighted assets)	168,090	16.64%	80,816	8.00%	101,020	10.00%

Note 10 – Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At March 31, 2021, such derivatives were used to hedge the variable cash flows associated with advances from the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks (“FHLB”).

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $564,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of March 31, 2021 and September 30, 2020:

`	March 31, 2021
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$-	$-	Other assets	$70,000	$451	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,958	$3,914	Other assets	$44,958	$3,916	Other liabilities

	September 30, 2020
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$-	$-	Other assets	$90,000	$1,291	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$45,162	$8,752	Other assets	$45,162	$8,756	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of March 31, 2021 and September 30, 2020:

Offsetting of Derivative Assets	(In thousands)
as of March 31, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$3,914	$-	$3,914	$-	$-	$3,914

Offsetting of Derivative Liabilities	(In thousands)
as of March 31, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$4,367	$-	$4,367	$623	$7,857	$(4,113)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$8,752	$-	$8,752	$-	$-	$8,752

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$10,047	$-	$10,047	$1,498	$12,857	$(4,308)

The tables below present the net gains (losses) recorded in accumulated other comprehensive loss and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$322	$(243)
Total derivatives	322	(243)

	Six Months Ended March 31, 2021
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$314	$(523)
Total derivatives	314	(523)

	Three Months Ended March 31, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(730)	$(47)
Total derivatives	(730)	(47)

	Six Months Ended March 31, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(653)	$(61)
Total derivatives	(653)	(61)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Consolidated Statements of Operations	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$2
Total		$2

	Six Months Ended March 31, 2021
	Consolidated Statements of Operations	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$3
Total		$3

	Three Months Ended March 31, 2020
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$(3)
Total		$(3)

	Six Months Ended March 31, 2020
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$(6)
Total		$(6)

The Company has agreements with each of its derivative counterparties that contain a provision providing that if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At March 31, 2021 and September 30, 2020, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at March 31, 2021 and September 30, 2020. At March 31, 2021 and September 30, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $7.9 million and $12.9 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment, and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at March 31, 2021 or September 30, 2020.

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$4,924	$-	$4,924	$-
State and municipal obligations	2,678	-	2,678	-
Single issuer trust preferred security	876	-	876	-
Corporate debt securities	18,919	-	18,919	-
Mutual funds	1,502	1,002	-	500
Total investment securities available for sale	$28,899	$1,002	$27,397	$500

Derivative instruments	$3,914	$-	$3,914	$-

Liabilities:
Derivative instruments	$4,367	$-	$4,367	$-

	September 30, 2020
	Total	Level 1	Level 2	Level 3
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

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended March 31, 2021 and March 31, 2020:

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2020	$500
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, March 31, 2021	$500

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2021 and September 30, 2020:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	25,756	-	-	25,756
Total	$31,552	$-	$-	$31,552

	March 31, 2021
	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	25,756	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Total	$31,552

(1)	Consisted of six loans with an aggregate balance of $27.3 million and with $1.5 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$-	$-	$5,796
Impaired loans(1)	7,920	-	-	7,920
Total	$13,716	$-	$-	$13,716

	September 30, 2020
	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	0%/(0%)
Impaired loans(1)	7,920	Appraisal of Collateral(2)	Collateral discount(3)	(2.0%) - 20.0%/(1.4%)
Total	$13,716

(1)	Consisted of seven loans with an aggregate balance of $8.2 million and with $308,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At March 31, 2021 and September 30, 2020, the Company did not have any additions to our mortgage servicing assets.  At March 31, 2021 and September 30, 2020, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2021 and September 30, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2021 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Derivatives—The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs is actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2021 and September 30, 2020 are presented below:

	March 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$108,914	$108,914	$108,914	$-	$-
Investment securities available-for-sale	28,899	28,899	1,002	27,397	500
Investment securities held-to-maturity	25,834	26,367	-	26,367	-
Loans receivable, net (including impaired loans)	974,596	974,707	-	-	974,707
Accrued interest receivable	3,598	3,598	-	3,598	-
Restricted stock	8,891	8,891	-	8,891	-
Mortgage servicing rights (included in Other Assets)	96	96	-	96	-
Derivatives (included in Other Assets)	3,914	3,914	-	3,914	-
Financial liabilities:
Savings accounts	49,601	49,601	-	49,601	-
Checking and NOW accounts	368,075	368,075	-	368,075	-
Money market accounts	338,100	338,100	-	338,100	-
Certificates of deposit	156,437	158,572	-	158,572	-
Borrowings (excluding sub debt)	110,000	110,568	-	110,568	-
Subordinated debt	24,855	25,029	-	25,029	-
Derivatives (included in Other Liabilities)	4,367	8,509	-	8,509	-
Accrued interest payable	648	1,078	-	1,078	-

	September 30, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$61,439	$61,439	$61,439	$-	$-
Investment securities available-for-sale	31,541	31,541	1,023	30,018	500
Investment securities held-to-maturity	14,970	15,608	-	15,608	-
Loans receivable, net (including impaired loans)	1,031,392	1,039,981	-	-	1,039,981
Accrued interest receivable	3,677	3,677	-	3,677	-
Restricted stock	9,622	9,622	-	9,622	-
Mortgage servicing rights (included in Other Assets)	111	111	-	111	-
Derivatives (included in Other Assets)	8,752	8,752	-	8,752	-
Financial liabilities:
Savings accounts	45,072	45,072	-	45,072	-
Checking and NOW accounts	354,104	354,104	-	354,104	-
Money market accounts	277,711	277,711	-	277,711	-
Certificates of deposit	214,019	217,212	-	217,212	-
Borrowings (excluding sub debt)	134,225	135,101	-	135,101	-
Subordinated debt	24,776	25,030	-	25,030	-
Derivatives (included in Other Liabilities)	10,047	10,047	-	10,047	-
Accrued interest payable	728	728	-	728	-

Note 12 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2021	September 30, 2020
	(In thousands)
Net unrealized holding losses on available-for-sale securities	$(265)	$(118)
Tax effect	56	25
Net of tax amount	(209)	(93)
Fair value adjustments on derivatives	(424)	(1,260)
Tax effect	89	265
Net of tax amount	(335)	(995)
Total accumulated other comprehensive loss	$(544)	$(1,088)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Net unrealized holding gains on available-for-sale securities	$7	$62	$464	$133

Net realized gain on securities available-for-sale	(259)	(180)	(614)	(180)

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	1	2	2

Adjustment for loss recorded on replacement of derivative	(2)	-	(4)	-

Fair value adjustments on derivatives	567	(682)	840	(591)
Other comprehensive income (loss) before taxes	314	(799)	688	(636)
Tax effect	(65)	168	(144)	134
Total other comprehensive income (loss)	$249	$(631)	$544	$(502)

Note 13 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of March 31, 2021, there were 318,651 remaining shares available for future grants.

Restricted stock and option awards granted vest annually in 20% increments beginning on the one year anniversary of the grant date, and accelerate upon a change in control of the Company.  The options generally expire ten years from the date of grant.  All issuances are subject to forfeiture if the recipient leaves the Company or is terminated prior to the award’s vesting.  Shares of restricted stock have the same dividend and voting rights as common stock, while stock options do not have such rights.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

 The Company did not grant any stock options during the three and six months ended March 31, 2021. Total compensation expense related to stock options granted under the 2014 Plan was approximately $8,000 and $16,000 for the three and six months ended March 31, 2021, respectively. During the three and six months ended March 31, 2020, stock options to acquire a total of 7,000 shares of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was approximately $6,000 and $12,000 for the three and six months ended March 31, 2020, respectively.

The Company did not award restricted shares during the three and six months ended March 31, 2021. The compensation expense related to restricted stock awards was approximately $42,000 and $86,000 during the three and six months ended March 31, 2021, respectively.  During the three and six months ended March 31, 2020, a total of 16,357 and 18,121 restricted shares were awarded, respectively. During the three and six months ended March 31, 2020, 1,610 shares were forfeited. The compensation expense related to restricted stock awards was approximately $40,000 and $66,000 during the three and six months ended March 31, 2020, respectively.

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

Stock Options

There were no stock options granted for the six months ended March 31, 2021. The assumptions used in determining the fair value of stock option grants for the six months ended March 31, 2020 are as follows:

Weighted Average Fair Value of Awards	$4.72
Risk Free Rate	1.22%
Dividend Yield	-%
Volatility	19.86%
Expected Life	6.5 years

The following is a summary of stock option activity for the six months ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	25,830	$21.57		$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, at March 31, 2021	25,830	$21.57	6.694	$-
Exercisable, at March 31, 2021	13,310	$21.53	7.988	$-
Nonvested, at March 31, 2021	12,520	$21.61

As of March 31, 2021, there was approximately $69,000 of total unrecognized compensation cost related to nonvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 2.82 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended March 31, 2021:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	30,653	$21.98
Granted	-	$-
Vested	(7,978)	$21.92
Forfeited/cancelled/expired	-	$-
Outstanding, at March 31, 2021	22,675	$22.00

As of March 31, 2021, there was approximately $457,000 of total unrecognized compensation cost related to nonvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.18 years.

Note 14 – Deposits

Deposits classified by type with percentages to total deposits at March 31, 2021 and September 30, 2020 consisted of the following:

	March 31,		September 30,
	2021		2020
	(Dollars in thousands)

Balances by types of deposit:
Savings	$49,601	5.44%	$45,072	5.06%
Money market accounts	338,100	37.06	277,711	31.17
Interest-bearing demand	313,865	34.41	303,682	34.09
Non-interest-bearing demand	54,210	5.94	50,422	5.66
	755,776	82.85%	676,887	75.98%

Certificates of deposit	156,437	17.15%	214,019	24.02%

Total Deposits	$912,213	100.00%	$890,906	100.00%

The total amount of certificates of deposit greater than or equal to $250,000 at March 31, 2021 and September 30, 2020 was $38.0 million and $48.4 million, respectively.  The Company had brokered deposits totaling $6.1 million and $31.1 million at March 31, 2021 and September 30, 2020, respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Savings accounts	$16	$12	$34	$23
Money market accounts	676	1,121	1,467	2,219
Interest-bearing demand	478	1,078	1,026	2,259
Certificates of deposit	635	1,412	1,535	2,859
Total	$1,805	$3,623	$4,062	$7,360

As of March 31, 2021, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending March 31,
2021	$101,544
2022	21,165
2023	18,016
2024	7,858
2025	6,995
Thereafter	859
Total	$156,437

As of March 31, 2021, the scheduled maturities of certificates of deposits in amounts greater than $100,000 are as follows:

Scheduled Maturities
(In thousands)

Three months or less	$45,216
Over three through six months	7,780
Over six through twelve months	15,262
Over twelve months	28,232
Total	$96,490

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

           The Company currently leases one financial center in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one private banking office located in Morristown, New Jersey; one private banking office located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office located in Allentown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for two private banking office leases and two representative office leases whose terms are twelve months or less and are considered short-term leases. All of the financial center leases and two private banking office leases include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Operating lease cost	$169	$173	$340	$348
Finance lease cost	-	-	-	-
Short-term lease cost	25	28	47	53
Total	$194	$201	$387	$401

Supplemental information at and for March 31, 2021 and the six months ended March 31, 2021 related to leases was as follows:

March 31, 2021
(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$2,322
Operating lease liabilities	$2,357
Weighted average remaining lease term	5.04 years
Weighted average discount rate	2.00%

Six Months Ended March 31, 2021
(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$326
ROU assets obtained in exchange for lease obligations	$3,279

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Period Ending September 30,
Remainder of 2021	$275
2022	492
2023	474
2024	474
2025	477
Thereafter	269
Total lease payments	$2,461
Less: imputed interest	(104)
Total	$2,357

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2021 and September 30, 2020. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies and goals, and statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, and shareholder value creation.

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters; possible other-than-temporary impairment of securities held by us; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers; unanticipated regulatory or judicial proceedings; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2020 Annual Report filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

Further, given its ongoing and dynamic nature, it is difficult to predict the full and continuing impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened, and for how long it will remain as such. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we are subject to the following risks, any of which could continue to have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to continue to substantially reopen, and there are high levels of unemployment for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

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

Paycheck Protection Program

The Company participated in the initial PPP when the program was officially launched by the SBA and Treasury Department under the CARES Act. Recognizing the significance of operational risk that this portfolio of loans poses, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, the Company concluded that it was in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in mid-December 2020, the Bank sold substantially all of its PPP loans to a seasoned and experienced non-bank lender and servicer of SBA loans. In connection with the sale, the Company recognized a $202,000 net gain on the sale of approximately $19.7 million of PPP loans, which was recorded as non-interest income for the period ended December 31, 2020. We are currently working with the same third party in order for our customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in December 2020 as part of the 2021 Consolidated Appropriations Act.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized such sources based on available capacity, term flexibility, and cost. As of March 31, 2021, the Company had adequate sources of liquidity.

Capital Strength

The Company’s capital ratios continued to exceed the highest required regulatory benchmark levels. As of March 31, 2021, common equity Tier 1 capital ratio was 14.69 percent, Tier 1 leverage ratio was 11.96 percent, Tier 1 risk-based capital ratio was 14.69 percent and the total risk-based capital ratio was 18.43 percent.

Deferral Requests

As of March 31, 2021, the Company had 12 COVID-19 loan modified loans totaling $62.4 million, representing 6.33 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under Section 4013 of the CARES Act, as amended, and further details regarding these modifications are provided in the table below. At May 7, 2021, the Company had eight COVID-19-related modified loans totaling $60.8 million or 6.26 percent of total loans. Of the $60.8 million COVID-19 modified loans, $12.6 million were rated Pass and $48.2 million were rated Special Mention. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

Of the $62.4 million of COVID-19 modified loans at March 31, 2021, $14.2 million were rated Pass and $48.2 million were rated Special Mention. These loans are currently performing under their modified terms. These modifications are not currently reported as TDRs as they fall under Section 4013 of the CARES Act, as amended. On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2020 (“the CAA Act”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief. Among the additional relief measures included are certain extensions to elements of the CARES Act, including extensions of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates. Management will continue to monitor the performance of these loans, and evaluate the impact on the Company’s risk rating process and the allowance for loan loss.

	March 31, 2021
	Number of Loans	Loan Deferment Exposure	Gross Loans March 31, 2021	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	1	$240	$218,165	0.02%

Construction and Development:
Residential and commercial	-	-	76,257	0.00%
Land loans	-	-	3,596	0.00%
Total Construction and Development	-	-	79,853	0.00%

Commercial:
Commercial real estate	7	61,858	482,611	6.28%
Farmland	-	-	7,344	0.00%
Multi-family	-	-	67,122	0.00%
Commercial and industrial	2	212	94,706	0.02%
Other	-	-	9,927	0.00%
Total Commercial	9	62,070	661,710	6.30%

Consumer:
Home equity lines of credit	-	-	15,936	0.00%
Second mortgages	2	88	8,114	0.01%
Other	-	-	2,650	0.00%
Total Consumer	2	88	26,700	0.01%
Total loans	12	$62,398	$986,428	6.33%

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.64%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

Certain industries included within commercial real estate loans are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact   of the COVID-19 pandemic, such as the following:

	March 31, 2021			September 30, 2020
	Number of Loans	Loan Deferment Exposure	Percentage of Gross Loans on Deferral	Number of Loans	Loan Deferment Exposure	Percentage of Gross Loans on Deferral
		(Dollars in thousands)			(Dollars in thousands)
Industries:
Hotel	6	$60,612	6.15%	6	$58,640	5.64%
Retail	-	-	0.00%	9	28,315	2.73%
Office/Medical Office	-	-	0.00%	1	6,927	0.67%
Fitness Centers	-	-	0.00%	1	11,400	1.10%
Restaurants and food service	-	-	0.00%	1	1,191	0.11%
Other	1	1,246	0.13%	3	24,875	2.39%
Total Outstanding Exposure	7	$61,858	6.28%	21	$131,348	12.64%

Results of Operations

Net income available to common shareholders for the three months ended March 31, 2021 amounted to $2.2 million, or $0.30 per fully diluted common share, an increase of $316,000, or 16.6 percent, as compared with net income of $1.9 million, or $0.25 per common share, for the three months ended March 31, 2020. This increase in net income and diluted earnings per share was primarily due to a decrease in provision for loan losses of $625,000, and an increase in total other income of $203,000, offset by increases in total other expenses of $425,000.  The increase in total other income was primarily due to the increases net gains on sale of loans of $274,000 and net gains on sale and call of investments of $79,000 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in total other expenses was primarily due to increases in professional fees of $382,000 and Federal deposit insurance premium of $80,000 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The annualized return on average assets was 0.73 percent for the three months ended March 31, 2021, compared to annualized return on average assets of 0.61 percent for three months ended March 31, 2020. The annualized return on average shareholders’ equity was 6.14 percent for the three month period ended March 31, 2021, compared to 5.29 percent in annualized return on average shareholders’ equity for the three months ended March 31, 2020.

Net income available to common shareholders for the six months ended March 31, 2021 amounted to $4.5 million, or $0.60 per fully diluted common share, an increase of $2.4 million, or 88.2 percent, as compared with net income of $2.7 million, or $0.35 per common share, for the six months ended March 31, 2020. This increase in net income and diluted earnings per share was primarily due to a decrease in provision for loan losses of $2.2 million, an increase in total other income of $984,000, and an increase in net interest income of $425,000, offset by increases in total other expenses of $975,000 and income tax expense of $855,000.  The increase in total other income was primarily due to the increases net gains on sale of loans of $675,000 and net gains on sale and call of investments of $434,000 for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The increase in total other expenses was primarily due to increases in professional fees of $604,000 and Federal deposit insurance premium of $159, 000, and salaries and employee benefits of $151,000 for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The annualized return on average assets was 0.73 percent for the six months ended March 31, 2021, compared to annualized return on average assets of 0.43 percent for the six months ended March 31, 2020. The annualized return on average shareholders’ equity was 6.26 percent for the six months ended March 31, 2021, compared to 3.74 percent in annualized return on average shareholders’ equity for the six months ended March 31, 2020.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated:

Net Interest Income

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2021	2020	Increase (Decrease)	Percent Change	2021	2020	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$9,069	$10,632	$(1,563)	(14.70)%	$19,145	$21,558	$(2,413)	(11.19)%
Investment securities	344	265	79	29.81	715	519	196	37.76
Interest-bearing cash accounts	7	550	(543)	(98.73)	15	1,022	(1,007)	(98.53)
Dividends, restricted stock	119	182	(63)	(34.62)	260	370	(110)	(29.73)
Total interest income	9,539	11,629	(2,090)	(17.97)	20,135	23,469	(3,334)	(14.21)
Interest expense:
Deposits	1,805	3,623	(1,818)	(50.18)	4,062	7,360	(3,298)	(44.81)
Short-term borrowings	3	-	3	100.00	48	-	48	100.00
Long-term borrowings	546	830	(284)	(34.22)	1,153	1,662	(509)	(30.63)
Subordinated debt	383	383	-	-	766	766	-	-
Total interest expense	2,737	4,836	(2,099)	(43.40)	6,029	9,788	(3,759)	(38.40)
Net interest income	$6,802	$6,793	$9	0.13%	$14,106	$13,681	$425	3.11%

Net interest income was $6.8 million for the three months ended March 31, 2021 and 2020. The net interest margin (“NIM”) on an annualized basis increased by 30 basis points from 2.24 for the quarter ended March 31, 2020 to 2.54 percent for the quarter ended March 31, 2021. This increase in NIM was primarily driven by the decrease in the cost of interest-bearing deposits, which decreased by 79 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, offset in part by the impact of adjustments to loan interest income as a result of non-accrual interest and related COVID deferred interest. The cost of borrowings decreased by 42 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net interest income was $14.1 million for the six months ended March 31, 2021, an increase of $425,000, or 3.1 percent, from $13.7 million for the six months ended March 31, 2020. The net interest margin on an annualized basis increased by 30 basis points from 2.28 for the six months ended March 31, 2020 to 2.58 percent for the six months ended March 31, 2021. This increase in NIM was primarily driven by the decrease in the cost of interest-bearing deposits, which decreased by 74 basis points for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The cost of borrowings decreased by 43 basis points for the six months ended March 31, 2021 compared to the six months ended March 31, 2020.

Interest Income

For the quarters ended March 31, 2021 and March 31, 2020, total interest income was $9.5 million and $11.6 million, respectively. The average yield on interest-earning assets declined 27 basis points for the three months ended March 31, 2021 when compared to the same period in 2020. Total interest income fell for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a 53 basis point decrease on the average yield on loans.

For the six months ended March 31, 2021, total interest income was $20.1 million, a decrease of $3.3 million or 14.2 percent, from $23.5 million for the six months ended March 31, 2020. The average yield on interest-earning assets declined 22 basis points for the six months ended March 31, 2021 when compared to the same period in 2020. Total interest income fell for the six months ended March 31, 2021, compared to the six months ended March 31, 2020, primarily due to a 48 basis point decrease on the average yield on loans.

Interest Expense

For the three months ended March 31, 2021, interest expense decreased $2.1 million, or 43.4 percent, to $2.7 million, compared to $4.8 million for the same three month period in fiscal year 2020. The decrease in interest expense is primarily attributable to rate related factors, as the average rate on interest-bearing liabilities fell 75 basis points for the three months ended March 31, 2021 compared to the same period in 2020. This decline is reflected in a 79 basis point decrease in the average rate on interest-bearing deposits for the three months ended March 31, 2021 compared to the same period in 2020.

For the six months ended March 31, 2021, interest expense decreased $3.8 million, or 38.4 percent, to $6.0 million, compared to the $9.8 million for the same six month period in fiscal year 2020. The decrease in interest expense on deposits is primarily attributable to rate related factors. The average rate of total interest-bearing liabilities decreased to 1.19 percent for the six months ended March 31, 2021, from 1.88 percent for the six months ended March 31, 2020. This decrease primarily reflects a decrease in the average rate of interest-bearing deposits of 0.74 percent for the six months ended March 31, 2021 compared to the same period in 2020, and a decrease in the average rate of borrowings of 0.43 percent for the six months ended March 31, 2021 compared to the same period in 2020. The decrease in the average rate of interest-bearing deposits for this period consisted of a 0.77 percent decrease in average rate of other interest-bearing deposit accounts, a 0.72 percent decrease in the average rate of certificates of deposit, and a 0.70 percent decrease in the average rate of money market accounts.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31,			Six Months Ended March 31,
	2021 and 2020			2021 and 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$(252)	$(1,311)	$(1,563)	$(23)	$(2,390)	$(2,413)
Investment securities	63	16	79	118	78	196
Interest-bearing cash accounts	(470)	(73)	(543)	(859)	(148)	(1,007)
Dividends, restricted stock	(27)	(36)	(63)	(46)	(64)	(110)
Total interest-earning assets	$(686)	$(1,404)	$(2,090)	$(810)	$(2,524)	$(3,334)
Interest Bearing Liabilities:
Money Market deposits	$194	$(639)	$(445)	$357	$(1,109)	$(752)
Savings deposits	1	3	4	2	9	11
Certificates of deposits	(387)	(390)	(777)	(602)	(722)	(1,324)
Other interest-bearing deposits	(35)	(565)	(600)	(97)	(1,136)	(1,233)
Total interest-bearing deposits	(227)	(1,591)	$(1,818)	(340)	(2,958)	$(3,298)
Borrowings	(130)	(151)	(281)	(138)	(323)	(461)
Total interest-bearing liabilities	$(357)	$(1,742)	$(2,099)	$(478)	$(3,281)	$(3,759)
Change in net interest income	$(329)	$338	$9	$(332)	$757	$425

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the NIM (net interest income as a percentage of average interest-earning assets). All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be. Quarterly rates, yields, spreads, and margins throughout this MD&A are calculated on an annualized basis where appropriate.

	Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$990,913	$9,069	3.66%	$1,015,017	$10,632	4.19%
Investment securities	49,658	344	2.77%	40,165	265	2.64%
Interest-bearing cash accounts	21,506	7	0.13%	148,580	550	1.48%
Dividends, restricted stock	8,901	119	5.35%	10,427	182	6.98%
Total interest-earning assets(1)	1,070,978	9,539	3.56%	1,214,189	11,629	3.83%
Non-interest-earning assets:
Cash and due from banks	105,485			1,347
Bank-owned life insurance	25,631			20,089
Other assets	29,030			25,775
Other real estate owned	5,796			5,796
Allowance for loan losses	(13,037)			(9,756)
Total non-interest-earning assets	152,905			43,251
Total assets	$1,223,883			$1,257,440
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$326,110	676	0.83%	$277,926	1,121	1.61%
Savings deposits	47,888	16	0.13%	42,875	12	0.11%
Certificates of deposits	183,617	635	1.38%	252,973	1,412	2.23%
Other interest-bearing deposits	308,538	478	0.62%	318,809	1,078	1.35%
Total interest-bearing deposits	866,153	1,805	0.83%	892,583	3,623	1.62%
Borrowings	144,835	932	2.57%	162,205	1,213	2.99%
Total interest-bearing liabilities	1,010,988	2,737	1.08%	1,054,788	4,836	1.83%
Non-interest-bearing liabilities:
Demand deposits	50,327			41,916
Other liabilities	17,751			16,440
Total non-interest liabilities	68,078			58,356
Shareholders' equity	144,817			144,296
Total liabilities and shareholders' equity	$1,223,883			$1,257,440
Net interest spread			2.48%			2.00%
Net interest margin			2.54%			2.24%
Net interest income		$6,802			$6,793

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

	Six Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$1,011,927	$19,145	3.78%	$1,012,987	$21,558	4.26%
Investment securities	49,722	715	2.88%	40,512	519	2.56%
Interest-bearing cash accounts	21,599	15	0.14%	135,335	1,022	1.51%
Dividends, restricted stock	9,128	260	5.70%	10,438	370	7.09%
Total interest-earning assets(1)	1,092,376	20,135	3.69%	1,199,272	23,469	3.91%

Non-interest-earning assets:
Cash and due from banks	83,213			1,397
Bank-owned life insurance	25,549			20,028
Other assets	30,141			25,225
Other real estate owned	5,796			5,796
Allowance for loan losses	(12,746)			(9,926)
Total non-interest-earning assets	131,953			42,520
Total assets	$1,224,329			$1,241,792

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$318,524	1,467	0.92%	$274,434	2,219	1.62%
Savings deposits	46,742	34	0.15%	42,255	23	0.11%
Certificates of deposits	199,376	1,535	1.54%	252,664	2,859	2.26%
Other interest-bearing deposits	295,696	1,026	0.69%	309,020	2,259	1.46%
Total interest-bearing deposits	860,338	4,062	0.94%	878,373	7,360	1.68%
Borrowings	152,861	1,967	2.57%	162,047	2,428	3.00%
Total interest-bearing liabilities	1,013,199	6,029	1.19%	1,040,420	9,788	1.88%

Non-interest-bearing liabilities:
Demand deposits	49,228			41,816
Other liabilities	18,225			15,617
Total non-interest liabilities	67,453			57,433
Shareholders' equity	143,677			143,939
Total liabilities and shareholders' equity	$1,224,329			$1,241,792
Net interest spread			2.50%			2.03%
Net interest margin			2.58%			2.28%
Net interest income		$14,106			$13,681

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$419	$604	$(185)	(30.63)%	$666	$863	$(197)	(22.83)%
Rental income-other	54	55	(1)	(1.82)	108	109	(1)	(0.92)
Net gains on sale and call of investments	259	180	79	43.89	614	180	434	241.11
Net gains on sale of loans	274	-	274	100.00	678	3	675	22,500.00
Earnings on bank-owned life insurance	161	125	36	28.80	325	252	73	28.97
Total other income	$1,167	$964	$203	21.06%	$2,391	$1,407	$984	69.94%

For the three months ended March 31, 2021, total other income amounted to $1.2 million, compared to total other income of $964,000 for the three months ended March 31, 2020. This increase in total other income was primarily due to increases of $274,000 in net gains on sale of loans and $79,000 in net gains on sale of investments, partially offset by a decrease of $185,000 in service charges and other fees.  The net gain on sale of loans was a result of a strategic effort to originate and sell residential loans in the current low interest rate environment, and the net gain on sale of investments resulted from managing and optimizing portfolio activity in the ordinary course of business. The decrease in service charges and other fees was primarily due to the recognition of approximately $371,000 of net swap fees through the Bank’s commercial loan hedging program realized during the quarter ended March 31, 2020, offset by approximately $131,000 in prepayment penalties and $44,000 of PPP loan referral income recognized during the quarter ended March 31, 2021.

For the six months ended March 31, 2021, total other income amounted to $2.4 million, compared to total other income of $1.4 million for the same period in fiscal year 2020. This increase was primarily a result of a $675,000 increase in net gains on sale of loans and a $434,000 increase in net gains on sale of investments, offset by a decrease of $197,000 in service charges and other fees. As discussed above, the net gain on sale of loans was a result of a strategic effort to originate and sell residential loans in the current low interest rate environment, and the net gain on sale of investments resulted from managing and optimizing portfolio activity in the ordinary course of business. The decrease in service charges and other fees is primarily due to the recognition of approximately $371,000 less of net swap fees through the Bank’s commercial loan hedging program during the six months ended March 31, 2020.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,275	$2,271	$4	0.18%	$4,547	$4,396	$151	3.43%
Occupancy expense	568	591	(23)	(3.89)	1,110	1,173	(63)	(5.37)
Federal deposit insurance premium	83	3	80	2,666.67	159	-	159	100.00
Advertising	32	32	-	-	64	54	10	18.52
Data processing	306	272	34	12.50	634	550	84	15.27
Professional fees	884	502	382	76.10	1,547	943	604	64.05
Other real estate owned expense, net	3	(1)	4	(400.00)	31	70	(39)	(55.71)
Pennsylvania shares tax	169	170	(1)	(0.59)	339	340	(1)	(0.29)
Other operating expenses	743	798	(55)	(6.89)	1,604	1,534	70	4.56
Total other expense	$5,063	$4,638	$425	9.16%	$10,035	$9,060	$975	10.76%

For the three months ended March 31, 2021, total other expense increased $425,000, or 9.2 percent, from the comparable three months ended March 31, 2020. This increase was primarily due to increases of $382,000 in professional fees associated with legal, accounting, and audit expenses related to the recent 10-K/A filing. Other increases included $80,000 in federal deposit insurance premium expense due to expiration of credits generated from the Deposit Insurance Fund reserve ratio exceeding the official required reserve ratio in the prior period.

For the six months ended March 31, 2021, total other expense increased $975,000, or 10.8 percent, from the comparable six months ended March 31, 2020. This increase was primarily due to increases of $604,000 in professional fees associated with legal, accounting, and audit expenses related to the recent 10-K/A. Other increases included $159,000 in federal deposit insurance premium expense as addressed above, and $151,000 in salaries and employee benefits due to normal increases to salary and benefits to support overall franchise growth.

Income Taxes

The Company recorded a provision for income taxes of $682,000 and $1.4 million in income tax expense during the three and six months ended March 31, 2021, respectively, reflecting an effective tax rate of 23.5 percent and 23.9 percent, respectively. The Company recorded a provision for income taxes of $586,000 and $560,000 for the three and six months ended March 31, 2020, respectively, reflecting an effective tax rate of 23.5 percent and 17.2 percent, respectively. During the six months ended March 31, 2020, the Company recorded discrete items that reduced the effective tax rate.

Investment Portfolio

For the three months ended March 31, 2021, the average volume of investment securities increased by $9.5 million to approximately $49.7 million, or 4.6 percent of average earning assets, from $40.2 million on average, or 3.3 percent of average earning assets, for the three months ended March 31, 2020. During the six months ended March 31, 2021, the average volume of investment securities increased by $9.2 million to approximately $49.7 million, or 4.6 percent of average earning assets, from $40.5 million, or 3.4 percent of average earning assets, for the six months ended March 31, 2020. At March 31, 2021, the total investment portfolio amounted to $54.7 million, an increase of $8.2 million or 17.7 percent from September 30, 2020. This increase in the investment portfolio was primarily due to purchases of $23.0 million of investment securities, partially offset by maturation, calls, and sales of $15.1 million of investment securities. At March 31, 2021, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, a trust preferred security, and taxable mutual funds.

During the three month period ended March 31, 2021, rate-related factors increased investment revenue by approximately $16,000, while volume-related factors increased investment revenue by approximately $63,000 from the three month period ended March 31, 2020. The yield on investments increased by thirteen basis points to 2.77 percent for the three month period ended March 31, 2021, as compared to 2.64 percent for the three month period ended March 31, 2020. The yield on the entire investment portfolio increased primarily due to the purchase of higher yielding investments .

During the six month period ended March 31, 2021, rate-related factors increased investment revenue by approximately $78,000, while volume-related factors increased investment revenue by approximately $118,000 from the six month period ended March 31, 2020. The yield on investments increased by 32 basis points to 2.88 percent for the six month period ended March 31, 2021 as compared to 2.56 percent for the six month period ended March 31, 2020. The yield on the portfolio increased primarily due to the purchase of higher yielding investments.

Loan Portfolio

The Company’s loan portfolio consists of residential, construction and development, commercial, and consumer loans, serving the diverse customer base in its market area. The composition of the Company’s portfolio continues to change due to the local competition. Factors such as the economic climate, interest rates, real estate values and employment all contribute to changes in the composition of the Company’s portfolio. Growth is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets, and entry into new markets.

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

Total gross loans amounted to $986.4 million at March 31, 2021 and $1.039 billion at September 30, 2020. The $52.6 million decrease in the gross loan portfolio at March 31, 2021 compared to September 30, 2020 primarily reflected decreases of $16.0 million in commercial loans net of the sale of $19.7 million of PPP loans, $23.9 million in residential mortgage loans, and $4.0 million in consumer loans, which were partially offset by an increase of $11.0 million in construction and development loans. For the quarter ended March 31, 2021, the Company originated total new loans of $47.1 million, which was offset by loan payoffs of $37.6 million, prepayments of $18.1 million, amortization of $7.0 million, and participations of $442,000.

At March 31, 2021, the Company had $130.8 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit and home equity lines of credit.

The average balance of our total loans decreased $24.1 million, or 2.4 percent, for the three months ended March 31, 2021 as compared to the same period in fiscal year 2020, while the average yield on loans decreased by 53 basis points for the three months ended March 31, 2021 compared with the same period in fiscal year 2020. The decrease in average total loan volume was primarily due to increased paydowns. During the second quarter of fiscal year 2021 compared to the same period in fiscal year 2020, the volume-related factors during the period contributed to a decrease of interest income on loans of $252,000, while the rate-related factors decreased interest income on loans by $1.3 million.

The average balance of our total loans decreased $1.1 million, or 0.1 percent, for the six months ended March 31, 2021 as compared to the same period in fiscal year 2020, while the average yield on loans decreased by 48 basis points for the six months ended March 31, 2021 compared with the same period in fiscal year 2020. The decrease in average total loan volume was primarily due to increased paydowns. During the six months ended March 31, 2021 compared to the same period in fiscal year 2020, the volume-related factors during the period contributed to a decrease of interest income on loans of $23,000, while the rate-related factors decreased interest income on loans by $2.4 million.

Allowance for Loan Losses and Related Provision

The purpose of the ALLL is to absorb the impact of losses inherent in the loan portfolio. Additions to the ALLL are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The ALLL is maintained at an amount considered adequate by management to provide for probable loan losses inherent in the loan portfolio based upon a periodic evaluation of the portfolio’s risk characteristics. In establishing an appropriate ALLL, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the economic volatility impacting national, regional, and local markets, the Company’s analysis of its ALLL takes into consideration the potential impact that current trends may have on the Company’s borrower base.

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

At March 31, 2021, the ALLL amounted to approximately $12.6 million, or 1.28 percent of total loans. At September 30, 2020, the ALLL amounted to approximately $12.4 million, or 1.22 percent of total loans, excluding approximately $20.8 million of PPP loans. The Company did not record a provision for loan losses during the quarter ended March 31, 2021 compared to $625,000 for the quarter ended March 31, 2020. For the six months ended March 31, 2021, the Company recorded $550,000 in provision for loan losses compared to $2.8 million for the six months ended March 31, 2020. The increase in the ALLL as a percent of gross loans reflects an increase in qualitative factors as a result of COVID-19 and the economic impact it could have on the Company’s loan portfolio.

The net charge-offs were $434,000 and $382,000 for the three and six months ended March 31, 2021, respectively, compared to $31,000 and $2.3 million for the three and six months ended March 31, 2020, respectively.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

The level of the ALLL for the respective periods of fiscal year 2021 and fiscal year 2020 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2021 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Six Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Average loans outstanding	$1,011,927	$1,012,987
Total gross loans at end of period	$986,428	$1,016,881
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$12,433	$10,095

Charge-offs:
Residential Mortgage	-	-
Commercial:
Commercial real estate	484	2,288
Consumer:
Home equity lines of credit	-	62
Second mortgages	-	3
Other	1	-
Total charge-offs	485	2,353
Recoveries:

Residential Mortgage	1	23
Commercial:
Commercial real estate	1	2
Commercial and industrial	1	1

Consumer:
Home equity lines of credit	1	-
Second mortgages	98	12
Other	1	1
Total recoveries	103	39
Net charge-offs	382	2,314
Provision for loan losses	550	2,775
Balance at end of period	$12,601	$10,556
Ratios:
Ratio of allowance for loan losses to non-performing loans	54.68%	119.64%
Ratio of net charge-offs to average loans outstanding (1)	0.08%	0.46%
Ratio of net charge-offs to total allowance for loan losses	3.03%	21.92%
(1)	Annualized

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	March 31, 2021	September 30, 2020
	(In thousands)
Non-accruing loans:
Non-accrual loans	$22,281	$16,730
Accruing loans more than 90 days past due	765	58
Total non-performing loans	23,046	16,788
OREO	5,796	5,796
Total non-performing assets	$28,842	$22,584
TDR loans - performing	$22,697	$13,418

Non-accrual loans were $22.3 million at March 31, 2021 and $16.7 million at September 30, 2020.  OREO was $5.8 million at March 31, 2021 and September 30, 2020.  This increase in non-accrual loans was primarily due to one $12.9 million commercial real estate loan classified as substandard and non-accruing as of March 31, 2021. This loan was placed on non-accrual during the quarter due to the Bank becoming aware that the sole tenant will not be renewing its lease coming due in June 2021 and the property owner will be pursuing a sale of the property. The loan is currently making payments in accordance with the loan’s contractual term, which are being applied 100 percent to reduce the principal balance of the loan. This increase in non-accrual loans was partially offset by a $6.5 million commercial real estate, TDR loan that was returned to accrual status as of March 31, 2021. Total performing TDR loans were $22.7 million at March 31, 2021 and $13.4 million at September 30, 2020. This increase of performing TDR loans is primarily due to one commercial real estate loan of approximately $6.5 million returning to accrual status as of March 31, 2021. See discussion in Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information.

At March 31, 2021, non-performing assets totaled $28.8 million, or 2.39 percent of total assets, as compared with $22.6 million, or 1.87 percent, at September 30, 2020.

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

At March 31, 2021, special mention loans were $58.6 million compared to $62.8 million at September 30, 2020. Substandard loans were $52.3 million and $31.2 million at March 31, 2021 and September 30, 2020, respectively. This increase in substandard loans is primarily due to one commercial real estate loan in the amount of $13.4 million, previously classified as pass and moved to substandard during the first fiscal quarter (and subsequently partially charged-off by $484,000 in the second fiscal quarter), two commercial and industrial loans in the amount of $6.2 million, previously classified as special mention and moved to substandard during the second fiscal quarter, and one commercial farmland loan in the amount of $2.3 million, previously classified as pass and moved to substandard during the first fiscal quarter. Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

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

At March 31, 2021, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.20:1.00 at the cumulative one-year position.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including investment securities available-for-sale. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Liquidity

The liquidity position of the Company is dependent primarily on successful management of the Bank’s assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers’ requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets, and deposit inflows can satisfy such needs. The objective of liquidity management is to enable the Company to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner.

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

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale. At March 31, 2021, the Company had $108.9 million in cash and cash equivalent compared to $61.4 million at September 30, 2020. In addition, our available for sale investment securities amounted to $28.9 million at March 31, 2021 and $31.5 million at September 30, 2020.

Deposits

Total deposits increased $21.3 million, or 2.4 percent, from $890.9 million at September 30, 2020 to $912.2 million at March 31, 2021. Total interest-bearing deposits increased $17.5 million from $840.5 million at September 30, 2020 to $858.0 million at March 31, 2021. Interest-bearing demand, savings, and time deposits under $100,000 increased $69.8 million to a total of $816.8 million at March 31, 2021 as compared to $747.0 million at September 30, 2020. Time deposits $100,000 and over decreased $48.5 million as compared to September 30, 2020. Time deposits $100,000 and over represented 10.5 percent of total deposits at March 31, 2021 compared to 16.2 percent at September 30, 2020. We had brokered deposits totaling $6.1 million at March 31, 2021 compared to $31.1 million at September 30, 2020.

The Company continues to focus on the maintenance, development, and expansion of its deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base which in turn will allow the Company to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by type, with percentages to total deposits, at March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$49,601	5.44%	$45,072	5.06%	$4,529
Money market accounts	338,100	37.06	277,711	31.17	60,389
Interest bearing demand	313,865	34.41	303,682	34.09	10,183
Non-interest bearing demand	54,210	5.94	50,422	5.66	3,788
	$755,776	82.85	$676,887	75.98	$78,889
Certificates of deposit	156,437	17.15	214,019	24.02	(57,582)
Total	$912,213	100.00%	$890,906	100.00%	$21,307

Borrowings

Advances from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of each of March 31, 2021 and September 30, 2020, the Company’s outstanding balance of FHLB advances totaled $110.0 million.  Of the $110.0 million in advances, $20.0 million represent short-term, fixed-rate advances maturing in 2021 and $20.0 million represent long-term, fixed-rate advances maturing in 2022. At March 31, 2021, there were two short-term FHLB advances totaling $70.0 million of fixed-rate borrowings with rollover of 90 days.

The Company did not purchase any securities sold under agreements to repurchase as a short-term funding source during the second fiscal quarters of 2021 or 2020.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing, and financing activities. During the six months ended March 31, 2021, cash and cash equivalents increased by $47.5 million from the balance at September 30, 2020. Net cash of $6.7 million was provided by operating activities primarily due to net income of $4.5 million and a decrease of $5.4 million in other assets, and amortization of loan origination fees and costs of $1.1 million, partially offset by a decrease of $4.5 million in other liabilities. Net cash provided by investing activities amounted to approximately $43.4 million primarily due to a net decrease in loans of $50.6 million. The decrease in net cash from financing activities of $2.6 million was primarily from the net decrease of $20.0 million in long term borrowings and $4.2 million in secured borrowings, partially offset by the increase in deposits of $21.3 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $145.9 million, or 12.1 percent of total assets, at March 31, 2021, compared to $140.6 million or 11.6 percent of total assets at September 30, 2020. Book value per common share was $19.17 at March 31, 2021, compared to $18.47 at September 30, 2020.

	March 31, 2021	September 30, 2020
	(In thousands, except for per share data)
Shareholders’ equity	145,851	140,593
Book value per common share	$19.17	$18.47

Capital

At March 31, 2021, the Bank’s common equity Tier 1 capital ratio was 16.20 percent, Tier 1 leverage ratio was 13.18 percent, Tier 1 risk-based capital ratio was 16.20 percent and the total risk-based capital ratio was 17.45 percent.  At September 30, 2020, the Bank’s common equity Tier 1 capital ratio was 15.40 percent, Tier 1 leverage ratio was 12.78 percent, Tier 1 risk-based capital ratio was 15.40 percent and the total risk-based capital ratio was 16.64 percent. At March 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements.

At March 31, 2021, the Company’s common equity Tier 1 capital ratio was 14.69 percent, Tier 1 leverage ratio was 11.96 percent, Tier 1 risk-based capital ratio was 14.69 percent and the total risk-based capital ratio was 18.43 percent.  At September 30, 2020, the Company’s common equity Tier 1 capital ratio was 14.00 percent, Tier 1 leverage ratio was 11.63 percent, Tier 1 risk-based capital ratio was 14.00 percent and the total risk-based capital ratio was 17.69 percent.  At March 31, 2021, the Company was in compliance with all applicable regulatory capital requirements.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, solely as a result of the material weakness in internal control over financial reporting described below, which continued to exist as of March 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.

Previously Disclosed Material Weaknesses

The Company disclosed in Item 9A - Controls and Procedures in its 2020 Annual Report Item 9A that as of September 30, 2020, management identified a material weakness related to the ineffective design and operation of policies and procedures with respect to the Company’s review of certain loan participation contracts, and changes to recourse provisions therein. More specifically, certain provisions drafted into two loan participation agreements, including certain amendments and modifications, resulted in these loans being accounted for as secured borrowings.  As a result of this material weakness, the Company failed to detect and correct, on a timely basis, errors in its accounting for loan participation interests.

With respect to loan impairment, management also identified a material weakness related to the annual and quarterly financial reporting process associated with the assessment of certain information relating to COVID-19 modified loans necessary to adequately evaluate risk of impairment of such loans on a timely basis.  As a result of this material weakness, for one COVID-19 modified commercial real estate loan, there was a failure to properly consider loan credit quality information in a timely manner relating to the pandemic’s impact on various factors affecting the fair value of the collateral, which ultimately caused the loan to become collateral dependent and impaired.

Remediation Plan and Status

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has begun to dedicate significant resources, including additional employee training, toward efforts to improve our internal control over financial reporting. We implemented additional control procedures, including redesigning and enhancing control activities related to preparation and review of existing and new loan participation agreements, and any amendments thereto.  In addition, we have developed enhanced financial reporting procedures for assessing significant subsequent events related to loan modifications, including a quarterly identification and review of significant loan modifications occurring subsequent to quarter end but prior to the financial statements being issued, to ensure that the relevant accounting implications are identified and considered, including the market value impact and potentially material information that may impact credit quality of loans.

We believe the measures described above will remediate these material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures, and we may take additional measures to address control deficiencies, or we may modify, certain activities of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls

Other than as disclosed in the Amendment No. 1 to our Annual Report on Form 10-K/A, filed on February 26, 2021, there were no changes in the Company’s internal controls over financial reporting during the six months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

MALVERN BANCORP, INC.

May 17, 2021	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

May 17, 2021	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer