Form 10-Q
period 2021-06-30
MALVERN BANCORP, INC.
filed 2021-08-13
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01:	7,622,316 shares
(Title of Class)	(Outstanding as of August 13, 2021)

PART I – FINANCIAL INFORMATION

The following (a) consolidated statement of financial condition as of September 30, 2020, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2021, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K/A for the fiscal year ended September 30, 2020, as amended on February 26, 2021 (the “2020 Annual Report”), should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021	September 30, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$90,441	$16,386
Interest bearing deposits in depository institutions	14,513	45,053
Cash and Cash Equivalents	104,954	61,439
Investment securities available for sale, at fair value (amortized cost of $34,261 and $31,658, respectively)	34,502	31,541
Investment securities held to maturity (fair value of $32,360 and $15,608, respectively)	31,795	14,970
Restricted stock, at cost	7,896	9,622
Loans receivable, net of allowance for loan losses of $11,600 and $12,433, respectively	940,735	1,026,894
Other real estate owned	4,961	5,796
Accrued interest receivable	3,370	3,677
Operating lease right-of-use assets	2,168	2,638
Property and equipment, net	5,902	6,274
Deferred income taxes	3,389	3,680
Bank-owned life insurance	25,889	25,400
Other assets	20,183	16,344
Total Assets	$1,185,744	$1,208,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Deposits-non-interest-bearing	53,365	50,422
Deposits-interest-bearing	854,339	840,484
Total Deposits	907,704	890,906
FHLB advances	90,000	130,000
Secured borrowing	-	4,225
Subordinated debt	24,895	24,776
Advances from borrowers for taxes and insurance	2,502	1,741
Accrued interest payable	946	728
Operating lease liabilities	2,204	2,671
Other liabilities	9,301	12,635
Total Liabilities	1,037,552	1,067,682
Commitments and Contingencies	-	-
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,816,832 and 7,622,316 shares issued and outstanding, respectively, at June 30, 2021 and 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at September 30, 2020	76	76
Additional paid-in-capital	85,424	85,127
Retained earnings	66,486	60,388
Unearned Employee Stock Ownership Plan (ESOP) shares	(937)	(1,047)
Accumulated other comprehensive income (loss)	6	(1,088)
Treasury stock, at cost: 194,516 shares at June 30, 2021 and September 30, 2020	(2,863)	(2,863)
Total Shareholders’ Equity	148,192	140,593
Total Liabilities and Shareholders’ Equity	$1,185,744	$1,208,275

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$8,895	$10,068	$28,040	$31,626
Investment securities, taxable	378	253	1,046	699
Investment securities, tax-exempt	30	27	77	100
Dividends, restricted stock	110	124	370	494
Interest-bearing cash accounts	6	26	21	1,048
Total Interest and Dividend Income	9,419	10,498	29,554	33,967
Interest Expense
Deposits	1,446	2,876	5,508	10,236
Short-term borrowings	-	-	48	-
Long-term borrowings	461	608	1,614	2,270
Subordinated debt	383	383	1,149	1,149
Total Interest Expense	2,290	3,867	8,319	13,655
Net Interest Income	7,129	6,631	21,235	20,312
Provision for Loan Losses	-	435	550	3,210
Net Interest Income after Provision for Loan losses	7,129	6,196	20,685	17,102
Other Income
Service charges and other fees	344	195	1,010	1,058
Rental income	55	54	163	163
Net gains on sale and call of investments	165	1	779	181
Net gains on sale of loans	65	11	743	14
Earnings on bank-owned life insurance	164	128	489	380
Total Other Income	793	389	3,184	1,796
Other Expenses
Salaries and employee benefits	2,259	2,279	6,806	6,675
Occupancy expense	546	576	1,656	1,749
Federal deposit insurance premium	77	79	236	79
Advertising	12	33	76	87
Data processing	301	275	935	825
Professional fees	841	524	2,388	1,467
Other real estate owned expense, net	835	29	866	99
Pennsylvania shares tax	170	169	509	509
Other operating expenses	791	720	2,395	2,254
Total Other Expenses	5,832	4,684	15,867	13,744
Income before income tax expense	2,090	1,901	8,002	5,154
Income tax expense	489	447	1,904	1,007
Net Income	$1,601	$1,454	$6,098	$4,147
Earnings Per Common Share:
Basic	$0.21	$0.19	$0.81	$0.54
Diluted	$0.21	$0.19	$0.81	$0.54
Weighted Average Common Shares Outstanding:
Basic	7,545,371	7,538,375	7,533,516	7,622,820
Diluted	7,546,200	7,538,375	7,534,068	7,622,820

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net Income	$1,601	$1,454	$6,098	$4,147
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains on available-for-sale securities	671	(302)	1,135	(169)
Tax effect	(141)	62	(238)	34
Net of tax amount	530	(240)	897	(135)

Reclassification adjustment for net gains arising during the period (1)	(165)	(1)	(779)	(181)
Tax effect	34	-	163	38
Net of tax amount	(131)	(1)	(616)	(143)

Adjustment for loss recorded on replacement of derivative	(3)	23	(7)	23

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	1	1	3	3
Tax effect	-	-	(1)	-
Net of tax amount	1	1	2	3
Fair value adjustments on derivatives	194	(336)	1,034	(927)
Tax effect	(41)	66	(216)	190
Net of tax amount	153	(270)	818	(737)
Total other comprehensive income (loss)	550	(487)	1,094	(989)
Total comprehensive income	$2,151	$967	$7,192	$3,158

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, April 1, 2020	77	84,939	62,437	(1,120)	(1,071)	(2,112)	143,150
Net Income	-	-	1,454	-	-	-	1,454
Other comprehensive loss	-	-	-	-	(487)	-	(487)
Treasury stock activity	(1)	-	-	-	-	(751)	(752)
Committed to be released ESOP shares (3,600 shares)	-	5	-	37	-	-	42
Stock based compensation	-	124	-	-	-	-	124
Balance, June 30, 2020	76	85,068	63,891	(1,083)	(1,558)	(2,863)	143,531

Balance, April 1, 2021	76	85,271	64,885	(974)	(544)	(2,863)	145,851
Net Income	-	-	1,601	-	-	-	1,601
Other comprehensive income	-	-	-	-	550	-	550
Stock issuance	-	72	-	-	-	-	72
Committed to be released ESOP shares (3,600 shares)	-	31	-	37	-	-	68
Stock based compensation	-	50	-	-	-	-	50
Balance, June 30, 2021	$76	$85,424	$66,486	$(937)	$6	$(2,863)	$148,192

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2019	78	84,783	59,744	(1,192)	(569)	(336)	142,508
Net Income	-	-	4,147	-	-	-	4,147
Other comprehensive loss	-	-	-	-	(989)	-	(989)
Treasury stock activity	(2)	-	-	-	-	(2,527)	(2,529)
Committed to be released ESOP shares (10,800 shares)	-	83	-	109	-	-	192
Stock based compensation	-	202	-	-	-	-	202
Balance, June 30, 2020	76	85,068	63,891	(1,083)	(1,558)	(2,863)	143,531

Balance, October 1, 2020	76	85,127	60,388	(1,047)	(1,088)	(2,863)	140,593
Net Income	-	-	6,098	-	-	-	6,098
Other comprehensive income	-	-	-	-	1,094	-	1,094
Stock issuance	-	72	-	-	-	-	72
Committed to be released ESOP shares (10,800 shares)	-	73	-	110	-	-	183
Stock based compensation	-	152	-	-	-	-	152
Balance, June 30, 2021	$76	$85,424	$66,486	$(937)	$6	$(2,863)	$148,192

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net income	$6,098	$4,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	502	563
Provision for loan losses	550	3,210
Deferred income tax expense (benefit)	291	(263)
ESOP expense	183	192
Stock based compensation	152	202
Amortization of premiums and discounts on investments securities, net	145	163
Amortization of loan origination fees and costs	1,044	531
Amortization of mortgage servicing rights	28	58
Net gain on sale and call of investments securities available-for-sale	(779)	(181)
Net loss on sale of fixed assets	-	4
Net gain on sale of secondary market loans	(743)	(14)
Proceeds from sale of secondary market loans	20,900	449
Originations of secondary market loans	(20,157)	(435)
Valuation write down of other real estate owned	835	-
Earnings on bank-owned life insurance	(489)	(380)
Decrease (increase) in accrued interest receivable	307	(1,427)
Increase in accrued interest payable	218	118
Operating lease liability payments	(492)	(499)
(Decrease) increase in other liabilities	(3,802)	7,862
Increase in other assets	(2,167)	(4,389)
Amortization of subordinated debt	119	118
Net Cash Provided by Operating Activities	2,743	10,029

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(21,325)	(28,188)
Sales	17,297	5,297
Maturities, calls and principal repayments	2,174	7,844
Investment securities held-to-maturity:
Purchase	(24,337)	-
Maturities, calls and principal repayments	7,397	6,447
Net decrease (increase) in loans	84,564	(24,120)
Net decrease in restricted stock	1,726	1,363
Purchase of property and equipment	(130)	(244)
Net Cash Provided by (Used in) Investing Activities	67,366	(31,601)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	16,798	(69,367)
Proceeds for long-term borrowings	230,000	25,000
Repayment of long-term borrowings	(270,000)	(28,000)
Repayment of secured borrowings	(4,225)	-
Increase in advances from borrowers for taxes and insurance	761	1,869
Net proceeds from issuance of common stock	72	-
Acquisition of treasury stock	-	(2,529)
Net Cash Used in Financing Activities	(26,594)	(73,027)
Net Increase (Decrease) in Cash and Cash Equivalents	43,515	(94,599)
Cash and Cash Equivalents - Beginning	61,439	153,543
Cash and Cash Equivalents - Ending	$104,954	$58,944
Supplemental Cash Flows Information
Interest paid	$8,101	$13,403
Income taxes paid	$2,072	$1,077
Impact of ASC 842 adoption (ASU 2016-02):
Right-of-use asset	$-	$3,279
Operating lease liability	$-	$(3,279)

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one- to four-family residential real estate loans, construction and development loans, commercial business loans, home equity loans, lines of credit, and other consumer loans. The Company also invests in and maintains a portfolio of investment securities, primarily comprised of corporate debt securities, U.S. government agencies, mortgage-backed securities, and state and municipal obligations. Malvern Bank is one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect, and integrity. The Bank’s primary market niche is providing personalized service to its client base.

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

As used in this Quarterly Report on Form 10-Q, the terms “Malvern”, “the Company”, “registrant”, “we”, “us”, and “our” mean Malvern Bancorp, Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Note 2 – Summary of Significant Accounting Policies

Basis of financial statement presentation. The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at June 30, 2021 and September 30, 2020 and the results of operations for the three and nine months ended June 30, 2021 and 2020, and cash flows for the nine months ended June 30, 2021 and 2020. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2020 Annual Report filed with the Securities and Exchange Commission (“SEC”). The consolidated statements of operations for the three and nine months ended June 30, 2021 and the consolidated statements of cash flows for the nine months ended June 30, 2021 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2021 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has and continues to negatively impact the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act, as expanded by the Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act, enacted December 27, 2020 and the American Rescue Plan Act, enacted March 11, 2021, provides more than $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Under Section 4013 of the CARES Act, as amended, and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be troubled debt restructurings (“TDRs”).  Some of the provisions applicable to the Company include, but are not limited to:

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

•

Paycheck Protection Program – The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the Small Business Administration (“SBA”).

•

Mortgage Forbearance – Under the CARES Act, certain mortgage customers experiencing financial hardship due to COVID-19 may request forbearance on a loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request. In addition, the Company was permitted to temporarily suspend collection and foreclosure efforts on past due loans in accordance with CARES Act and related regulatory guidance.

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

Recent Accounting Pronouncements Yet to Be Adopted

Reference Rate Reform. In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Company, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict a new rate index replacement, but we anticipate that it will be the Secured Overnight Financing Rate (“SOFR”). The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position, or cash flows of the Company. ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 was issued to clarify certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. In addition, the ASU clarifies that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered eligible as a hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of the reference rate reform. ASU 2021-01 became effective January 7, 2021.

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

Note 3 – Risks and Uncertainties

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Company activated its “Pandemic Plan” to protect the health of employees and clients, which included temporarily limiting lobby hours and transitioning some of the Company’s workforce to remote work.

While significant progress is being made in the U.S. in connection with vaccine distribution efforts, and the macro-economic forecasts are generally more positive, uncertainty continues to exist regarding the speed of the economic recovery, COVID-19’s variants (including the “Delta” variant), the effectiveness of the vaccines against COVID-19 variants, and generally the full impact of COVID-19 is unknown and rapidly and continuously evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The outbreak has had, and may continue to have, a significant adverse impact on certain industries the Company serves, especially with respect to its loan portfolio. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company, including the Company’s loan portfolio. The Company will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

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

         As disclosed above, on March 27, 2020, the CARES Act was signed into law. The CARES Act, as expanded by the Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act, enacted December 27, 2020 and the American Rescue Plan Act, enacted March 11, 2021, provides a $2.2 trillion stimulus package to provide relief to U.S. businesses and consumers struggling as a result of the COVID-19 pandemic. A provision in the CARES Act initially included a $349.0 billion fund for the creation of the PPP through the SBA and Treasury Department, which amount has since been increased to over $659.0 billion. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven, conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Company participated in the initial PPP when the program was officially launched by the SBA and Treasury Department under the CARES Act. Recognizing the significance of operational risk that this portfolio of loans poses, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, the Company concluded that it was in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in mid-December 2020, the Bank sold substantially all of its PPP loans to a seasoned and experienced non-bank lender and servicer of SBA loans. In connection with the sale, the Company recognized a $202,000 net gain on the sale of approximately $19.7 million of PPP loans, which was recorded as non-interest income for the period ended December 31, 2020. We are currently working with the same third party in order for its customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in December 2020 as part of the 2021 Consolidated Appropriations Act.

Note 4 – Non-Interest Income

On October 1, 2018, the Company adopted the amendments of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. A significant amount of the Company’s revenue is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Some sources of revenue included within non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Rental income	$55	$54	$163	$163
Net gains on sale and call of investments	165	1	779	181
Net gains on sale of loans	65	11	743	14
Earnings on bank-owned life insurance	164	128	489	380
Non-interest income within the scope of other GAAP topics	$449	$194	$2,174	$738
ATM fees	$3	$2	$9	$5
Credit card fee income	6	5	16	16
DDA fee income	22	9	64	65
DDA service fees	23	16	68	54
Debit card fees	76	53	205	180
Other loan fee income	147	53	467	559
Other fee income	65	55	175	173
Other non-interest income	2	2	6	6
Non-interest income from contracts with customers	$344	$195	$1,010	$1,058
Total Non-interest Income	$793	$389	$3,184	$1,796

Note 5 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three and nine months ended June 30, 2021, the Company granted a total of 12,363 restricted shares, which are considered CSEs. During the three and nine months ended June 30, 2021, options to acquire a total of 7,000 shares of common stock were granted.  During the three and nine months ended June 30, 2020, the Company granted 5,700 and 23,821 restricted shares, respectively, which are considered CSEs. During the nine months ended June 30, 2020, options to acquire a total of 7,000 shares of common stock were granted.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Net Income	$1,601	$1,454	$6,098	$4,147
Weighted average shares outstanding	7,622,316	7,629,722	7,614,074	7,717,778
Average unearned ESOP shares	(76,945)	(91,347)	(80,558)	(94,958)
Basic weighted average shares outstanding	7,545,371	7,538,375	7,533,516	7,622,820
Plus: effect of potential dilutive common stock equivalents - stock options	829	-	552	-
Diluted weighted average common shares outstanding	7,546,200	7,538,375	7,534,068	7,622,820
Earnings per common share:
Basic	$0.21	$0.19	$0.81	$0.54
Diluted	$0.21	$0.19	$0.81	$0.54

Note 6 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During each of the three and nine months ended June 30, 2021 and 2020, there were 3,600 shares and 10,800 shares, respectively, committed to be released. At June 30, 2021, there were 79,830 unallocated shares and 103,723 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $1.5 million at June 30, 2021.

Note 7 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at June 30, 2021 and at September 30, 2020. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.

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

The following tables present information related to the Company’s investment securities at June 30, 2021 and September 30, 2020:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$-	$(5)	$4,995
State and municipal obligations	2,769	19	-	2,788
Single issuer trust preferred security	1,000	-	(121)	879
Corporate debt securities	23,988	351	(3)	24,336
Mutual funds	1,504	-	-	1,504
Total	$34,261	$370	$(129)	$34,502
Investment Securities Held-to-Maturity:
U.S. government agencies	$12,500	$23	$-	$12,523
State and municipal obligations	6,091	121	-	6,212
Corporate debt securities	3,412	257	-	3,669
Mortgage-backed securities:
Federal National Mortgage Association	2,492	-	-	2,492
Collateralized mortgage obligations (“CMO”), fixed-rate	7,300	164	-	7,464
Total	$31,795	$565	$-	$32,360
Total investment securities	$66,056	$935	$(129)	$66,862

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,025	$15	$-	$5,040
State and municipal obligations	3,101	4	-	3,105
Single issuer trust preferred security	1,000	-	(75)	925
Corporate debt securities	21,009	182	(243)	20,948
Mutual fund	1,523	-	-	1,523
Total	$31,658	$201	$(318)	$31,541
Investment Securities Held-to-Maturity:
State and municipal obligations	$1,794	$129	$-	$1,923
Corporate debt securities	3,498	260	-	3,758
Mortgage-backed securities:
CMO, fixed-rate	9,678	249	-	9,927
Total	$14,970	$638	$-	$15,608
Total investment securities	$46,628	$839	$(318)	$47,149

  For the nine months ended June 30, 2021, proceeds of available-for-sale investment securities sold amounted to approximately $17.3 million. During the same period, $1.7 million of available-for-sale investment securities and $5.0 million of held-to-maturity investment securities were called. There were gains of approximately $779,000 associated with these sales and calls. For the nine months ended June 30, 2020, proceeds of available-for-sale investment securities sold amounted to approximately $5.3 million. During the same period, $7.8 million of available-for-sale investment securities and $3.7 million of held-to-maturity securities were called. There were gains of approximately $181,000 associated with these sales and calls.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2021 and September 30, 2020:

	June 30, 2021
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$4,995	$(5)	$-	$-	$4,995	$(5)
Single issuer trust preferred security	-	-	879	(121)	879	(121)
Corporate debt securities	2,000	-	1,498	(3)	3,498	(3)
Total investment securities	$6,995	$(5)	$2,377	$(124)	$9,372	$(129)

	September 30, 2020
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
Single issuer trust preferred security	$-	$-	$925	$(75)	$925	$(75)
Corporate debt securities	4,426	(74)	3,330	(169)	7,756	(243)
Total investment securities	$4,426	$(74)	$4,255	$(244)	$8,681	$(318)

As of June 30, 2021, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2021, the Company held two corporate debt securities, one U.S. government agency, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell, and expects that it is unlikely that it will be required to sell, these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2021 represents an other-than-temporary impairment.

Investment securities having a carrying value of approximately $3.3 million and $4.6 million at June 30, 2021 and September 30, 2020, respectively, were pledged to secure deposits. No investment securities were pledged to secure hedges at June 30, 2021 or September 30, 2020. No investment securities were pledged to secure short-term borrowings at June 30, 2021 and September 30, 2020.

The following table presents information for investment securities at June 30, 2021, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2021
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$500	$500
Over 1 year through five years	4,445	4,444
After 5 years through ten years	20,992	21,212
Over 10 years	8,324	8,346
Total	$34,261	$34,502
Held-to-Maturity:
Over 1 year through five years	$4,511	$4,839
After 5 years through ten years	13,168	13,235
Over 10 years	4,324	4,330
Mortgage-backed securities:
Federal National Mortgage Association	2,492	2,492
CMO, fixed-rate	7,300	7,464
Total	$31,795	$32,360

Total investment securities	$66,056	$66,862

Note 8 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	June 30, 2021	September 30, 2020
	(In thousands)
Residential mortgage	$201,737	$242,090
Construction and Development:
Residential and commercial	61,484	65,703
Land	2,253	3,110
Total Construction and Development	63,737	68,813
Commercial:
Commercial real estate	478,032	495,398
Farmland	10,335	7,517
Multi-family	66,725	67,767
Commercial and industrial	97,955	116,584
Other	10,896	10,142
Total Commercial	663,943	697,408
Consumer:
Home equity lines of credit	12,822	17,128
Second mortgages	7,039	10,711
Other	2,372	2,851
Total Consumer	22,233	30,690
Total loans	951,650	1,039,001
Deferred loan costs, net	685	326
Allowance for loan losses	(11,600)	(12,433)
Total loans receivable, net	$940,735	$1,026,894

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of June 30, 2021 and September 30, 2020.  Activity in the ALLL is presented for the three and nine months ended June 30, 2021 and 2020 and the fiscal year ended September 30, 2020:

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended June 30, 2021
Beginning balance	$1,428	$532	$24	$8,377	$35	$506	$557	$49	$119	$114	$25	$835	$12,601
Charge-offs	-	-	-	(645)	-	-	(379)	-	-	-	-	-	(1,024)
Recoveries	-	-	-	-	-	-	1	-	15	6	1	-	23
Provisions	(111)	(97)	(9)	607	21	(3)	471	5	(41)	(16)	(4)	(823)	-
Ending balance	$1,317	$435	$15	$8,339	$56	$503	$650	$54	$93	$104	$22	$12	$11,600

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended June 30, 2020
Beginning balance	$1,492	$354	$24	$7,282	$42	$444	$516	$35	$127	$212	$21	$7	$10,556
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	1	-	-	2	-	-	1	-	1	71	-	-	76
Provisions	203	51	2	(67)	5	203	75	8	9	(60)	1	5	435
Ending balance	$1,696	$405	$26	$7,217	$47	$647	$592	$43	$137	$223	$22	$12	$11,067

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Nine Months Ended June 30, 2021
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	(1,128)	-	-	(379)	-	-	-	(1)	-	(1,508)
Recoveries	1	-	-	1	-	-	2	-	16	103	2	-	125
Provisions	(351)	(30)	(8)	784	9	(8)	449	3	(53)	(195)	(8)	(42)	550
Ending balance	$1,317	$435	$15	$8,339	$56	$503	$650	$54	$93	$104	$22	$12	$11,600
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,287	$-	$-	$-	$-	$-	$37	$-	$-	$1,324
Ending balance: collectively evaluated for impairment	$1,317	$435	$15	$7,052	$56	$503	$650	$54	$93	$67	$22	$12	$10,276
Loans receivable:
Ending balance	$201,737	$61,484	$2,253	$478,032	$10,335	$66,725	$97,955	$10,896	$12,822	$7,039	$2,372		$951,650
Ending balance: individually evaluated for impairment	$3,561	$-	$-	$38,219	$2,265	$-	$3,124	$-	$24	$458	$-		$47,651
Ending balance: collectively evaluated for impairment	$198,176	$61,484	$2,253	$439,813	$8,070	$66,725	$94,831	$10,896	$12,798	$6,581	$2,372		$903,999

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Nine Months Ended June 30, 2020
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(2,288)	-	-	-	-	(62)	(3)	-	-	(2,353)
Recoveries	24	-	-	4	-	-	2	-	1	83	1	-	115
Provisions	308	(118)	6	3,598	(2)	278	(25)	22	76	(124)	(2)	(807)	3,210
Ending balance	$1,696	$405	$26	$7,217	$47	$647	$592	$43	$137	$223	$22	$12	$11,067
Ending balance: individually evaluated for impairment	$2	$-	$-	$109	$-	$-	$-	$-	$-	$99	$1	$-	$211
Ending balance: collectively evaluated for impairment	$1,694	$405	$26	$7,108	$47	$647	$592	$43	$137	$124	$21	$12	$10,856
Loans receivable:
Ending balance	$246,215	$56,999	$3,535	$506,180	$7,531	$66,416	$115,899	$8,397	$18,097	$11,704	$2,074		$1,043,047
Ending balance: individually evaluated for impairment	$3,435	$-	$-	$18,187	$-	$-	$-	$-	$28	$861	$1		$22,512
Ending balance: collectively evaluated for impairment	$242,780	$56,999	$3,535	$487,993	$7,531	$66,416	$115,899	$8,397	$18,069	$10,843	$2,073		$1,020,535

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2020
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	-	-	-	(8,330)	-	-	-	-	(62)	(3)	(1)	-	(8,396)
Recoveries	25	-	-	6	-	-	2	-	1	88	2	-	124
Provisions	278	(58)	3	11,103	(2)	142	(39)	30	69	(156)	5	(765)	10,610
Ending balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Ending balance: individually evaluated for impairment	$-	$-	$-	$227	$-	$-	$-	$-	$-	$81	$-	$-	$308
Ending balance: collectively evaluated for impairment	$1,667	$465	$23	$8,455	$47	$511	$578	$51	$130	$115	$29	$54	$12,125
Loans receivable:
Ending balance	$242,090	$65,703	$3,110	$495,398	$7,517	$67,767	$116,584	$10,142	$17,128	$10,711	$2,851		$1,039,001
Ending balance: individually evaluated for impairment	$3,388	$-	$-	$25,926	$-	$-	$-	$-	$26	$882	$-		$30,222
Ending balance: collectively evaluated for impairment	$238,702	$65,703	$3,110	$469,472	$7,517	$67,767	$116,584	$10,142	$17,102	$9,829	$2,851		$1,008,779

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

During the three and nine months ended June 30, 2021, the Company recorded net charge-offs of $1.0 million and $1.4 million, respectively, compared to a net recovery of $76,000 for the three months ended June 30, 2020 and a net charge-off of $2.2 million for the nine months ended June 30, 2020. Net loan charge-offs increased during the three months ended June 30, 2021 due to two individual commercial real estate loan partial charge-offs totaling $645,000 and one commercial and industrial loan partial charge-off totaling $379,000. The partial charge-offs were primarily the result of the ongoing monitoring and evaluation of classified loan values and is reflective of changes in current economic conditions.

The increase in impaired loans with no specific allowance from $29.4 million at September 30, 2020  to $40.8 million at June 30, 2021 is primarily due to the additions of one commercial real estate loan of approximately $12.4 million, two commercial and industrial loans of approximately $3.1 million, one commercial farmland loan of approximately $2.3 million, offset by the removal of one commercial real estate loan of approximately $6.5 million. The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of June 30, 2021 and September 30, 2020:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
June 30, 2021
Residential mortgage	$-	$-	$3,561	$3,561	$3,753
Commercial:
Commercial real estate	6,764	1,287	31,455	38,219	51,560
Farmland	-	-	2,265	2,265	2,265
Commercial and industrial	-	-	3,124	3,124	3,503
Consumer:
Home equity lines of credit	-	-	24	24	28
Second mortgages	104	37	354	458	502
Total impaired loans	$6,868	$1,324	$40,783	$47,651	$61,611
September 30, 2020
Residential mortgage	$-	$-	$3,388	$3,388	$3,598
Commercial:
Commercial real estate	676	227	25,250	25,926	36,945
Consumer:
Home equity lines of credit	-	-	26	26	30
Second mortgages	101	81	781	882	949
Total impaired loans	$777	$308	$29,445	$30,222	$41,522

The following table presents the average recorded investment in impaired loans in the loan portfolio and related interest income recognized for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Nine Months Ended June 30, 2021
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,280	$22	$3,383	$56
Commercial:
Commercial real estate	38,243	153	32,701	403
Farmland	2,265	31	1,766	50
Commercial and industrial	1,398	5	709	12
Consumer:
Home equity lines of credit	24	-	51	-
Second mortgages	776	2	711	5
Total	$45,986	$213	$39,321	$526

	Three Months Ended June 30, 2020		Nine Months Ended June 30, 2020
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,448	$24	$3,487	$71
Commercial:
Commercial real estate	18,190	109	12,822	129
Consumer:
Home equity lines of credit	28	-	29	-
Second mortgages	844	2	856	14
Total	$22,510	$135	$17,194	$214

The following table presents the classes of the loan portfolio categorized as pass, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2021 and September 30, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2021:
Residential mortgage	$198,548	$-	$3,189	$-	$201,737
Construction and Development:
Residential and commercial	61,484	-	-	-	61,484
Land	2,253	-	-	-	2,253
Commercial:
Commercial real estate	391,046	48,754	38,232	-	478,032
Farmland	8,070	-	2,265	-	10,335
Multi-family	57,395	9,330	-	-	66,725
Commercial and industrial	89,473	-	8,482	-	97,955
Other	10,896	-	-	-	10,896
Consumer:
Home equity lines of credit	12,718	-	104	-	12,822
Second mortgages	5,939	70	1,030	-	7,039
Other	2,372	-	-	-	2,372
Total	$840,194	$58,154	$53,302	$-	$951,650

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2020:
Residential mortgage	$238,610	$-	$3,480	$-	$242,090
Construction and Development:
Residential and commercial	65,703	-	-	-	65,703
Land	3,110	-	-	-	3,110
Commercial:
Commercial real estate	422,143	46,892	26,363	-	495,398
Farmland	7,517	-	-	-	7,517
Multi-family	58,285	9,482	-	-	67,767
Commercial and industrial	110,099	6,368	117	-	116,584
Other	10,142	-	-	-	10,142
Consumer:
Home equity lines of credit	16,969	-	159	-	17,128
Second mortgages	9,573	76	1,062	-	10,711
Other	2,851	-	-	-	2,851
Total	$945,002	$62,818	$31,181	$-	$1,039,001

The following table presents loans that are no longer accruing interest as of June 30, 2021 and September 30, 2020, by portfolio class:

	June 30, 2021	September 30, 2020
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,063	$2,036
Commercial:
Commercial real estate	19,572	14,414
Commercial and industrial	2,575	-
Consumer:
Home equity lines of credit	24	26
Second mortgages	313	254
Total non-accrual loans	$23,547	$16,730

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $300,000 and $845,000 for the three and nine months ended June 30, 2021, respectively, and approximately $49,000 and $63,000 for the three and nine months ended June 30, 2020, respectively.  At June 30, 2021 and September 30, 2020, there were approximately $212,000 and $58,000, respectively, of loans past due 90 days or more and still accruing interest.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the loan portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio categorized by the following aging categories as of June 30, 2021 and September 30, 2020:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
June 30, 2021:
Residential mortgage	$200,791	$42	$186	$718	$946	$201,737	$-
Construction and Development:
Residential and commercial	61,484	-	-	-	-	61,484	-
Land	2,253	-	-	-	-	2,253	-
Commercial:
Commercial real estate	470,554	-	-	7,478	7,478	478,032	212
Farmland	10,335	-	-	-	-	10,335	-
Multi-family	66,725	-	-	-	-	66,725	-
Commercial and industrial	95,380	-	-	2,575	2,575	97,955	-
Other	10,896	-	-	-	-	10,896	-
Consumer:
Home equity lines of credit	12,822	-	-	-	-	12,822	-
Second mortgages	6,883	-	-	156	156	7,039	-
Other	2,369	3	-	-	3	2,372	-
Total	$940,492	$45	$186	$10,927	$11,158	$951,650	$212

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2020:
Residential mortgage	$239,623	$68	$694	$1,705	$2,467	$242,090	$-
Construction and Development:
Residential and commercial	65,703	-	-	-	-	65,703	-
Land	3,110	-	-	-	-	3,110	-
Commercial:
Commercial real estate	495,087	-	-	311	311	495,398	-
Farmland	7,517	-	-	-	-	7,517	-
Multi-family	67,767	-	-	-	-	67,767	-
Commercial and industrial	116,584	-	-	-	-	116,584	-
Other	10,142	-	-	-	-	10,142	-
Consumer:
Home equity lines of credit	17,080	-	-	48	48	17,128	48
Second mortgages	10,325	157	33	196	386	10,711	10
Other	2,850	-	1	-	1	2,851	-
Total	$1,035,788	$225	$728	$2,260	$3,213	$1,039,001	$58

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

The Company had 28 and 26 loans classified as TDRs at June 30, 2021 and September 30, 2020, respectively, with an aggregate outstanding balance of $24.2 million and $21.7 million, respectively. At June 30, 2021, these loans were also classified as impaired. 23 of the TDR loans continue to perform under the restructured terms through June 30, 2021 and the Company continued to accrue interest on such loans through such date.

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

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $398,000 and $175,000 of residential real estate properties in the process of foreclosure at June 30, 2021 and September 30, 2020, respectively. Although the Company temporarily suspended collection and foreclosure efforts on past due loans in accordance with the CARES Act and related regulatory guidance, the Company has resumed, and will continue to resume, collection and foreclosure actions as courts and counties re-open processes for such actions. The following table presents total TDRs as of June 30, 2021 and September 30, 2020:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
June 30, 2021:
Residential mortgage	17	$3,321	5	$823
Commercial:
Commercial real estate	5	17,895	-	-
Farmland	1	2,265	-	-
Commercial and industrial	1	549	-	-
Consumer:
Second mortgages	4	145	-	-
Total	28	$24,175	5	$823
September 30, 2020:
Residential mortgage	17	$3,435	7	$1,617
Commercial:
Commercial real estate	5	18,091	1	6,652
Consumer:
Second mortgages	4	161	-	-
Total	26	$21,687	8	$8,269

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms:

	June 30, 2021		September 30, 2020
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,498	$823	$1,818	$1,617
Commercial:
Commercial real estate	17,895	-	11,439	6,652
Farmland	2,265	-	-	-
Commercial and industrial	549	-	-	-
Consumer:
Second mortgages	145	-	161	-
Total	$23,352	$823	$13,418	$8,269

There were no new TDRs for the three months ended June 30, 2021. The following tables show the new TDRs for the three and nine months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021			2020
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Commercial:
Commercial real estate	-	$-	$-	1	$10,635	$10,635
Total troubled debt restructurings	-	$-	$-	1	$10,635	$10,635

	For the Nine Months Ended June 30,
	2021			2020
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	-	$-	$-	1	$207	$207
Commercial:
Commercial real estate	-	$-	$-	2	$10,930	$10,926
Farmland	1	$2,287	$2,287	-	$-	$-
Commercial and industrial	1	$549	$549	-	$-	$-
Total troubled debt restructurings	2	$2,836	$2,836	3	$11,137	$11,133

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At June 30, 2021, the Company had 8 COVID-19 modified loan deferrals totaling approximately $61.3 million. Of the $61.3 million of COVID-19 modified loans at June 30, 2021, $13.1 million were rated “pass” and $48.2 million were rated “special mention”. At September 30, 2020, the Company had 43 COVID-19 modified loan deferrals totaling approximately $144.8 million.

The following tables set forth the composition of these loans by loan segments as of June 30, 2021 and September 30, 2020:

	June 30, 2021
	Number of Loans	Loan Deferment Exposure	Gross Loans June 30, 2021	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	2	$669	$201,737	0.07%

Construction and Development:
Residential and commercial	-	-	61,484	0.00%
Land loans	-	-	2,253	0.00%
Total Construction and Development	-	-	63,737	0.00%

Commercial:
Commercial real estate	6	60,612	478,032	6.37%
Farmland	-	-	10,335	0.00%
Multi-family	-	-	66,725	0.00%
Commercial and industrial	-	-	97,955	0.00%
Other	-	-	10,896	0.00%
Total Commercial	6	60,612	663,943	6.37%

Consumer:
Home equity lines of credit	-	-	12,822	0.00%
Second mortgages	-	-	7,039	0.00%
Other	-	-	2,372	0.00%
Total Consumer	-	-	22,233	0.00%
Total loans	8	$61,281	$951,650	6.44%

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.64%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

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

As of June 30, 2021 and as of September 30, 2020, the Company’s and the Bank’s current capital levels exceeded the required capital amounts to be considered “well capitalized” and they also met the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2021 and September 30, 2020:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$148,186	12.27%	$48,321	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	148,186	15.07%	44,259	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	148,186	15.07%	59,012	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	185,375	18.85%	78,682	8.00%	N/A	N/A
As of September 30, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$141,681	11.63%	$48,473	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	141,681	14.00%	45,528	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	141,681	14.00%	60,704	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	178,972	17.69%	80,939	8.00%	N/A	N/A

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2021 and September 30, 2020:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$163,187	13.53%	$48,251	4.00%	$60,314	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	163,187	16.61%	44,214	4.50%	63,865	6.50%
Tier 1 Capital (to risk weighted assets)	163,187	16.61%	58,953	6.00%	78,604	8.00%
Total Risk Based Capital (to risk weighted assets)	174,869	17.80%	78,604	8.00%	98,254	10.00%
As of September 30, 2020
Tier 1 Leverage (Core) Capital (to adjusted assets)	$155,575	12.78%	$48,685	4.00%	$60,856	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	155,575	15.40%	45,459	4.50%	65,663	6.50%
Tier 1 Capital (to risk weighted assets)	155,575	15.40%	60,612	6.00%	80,816	8.00%
Total Risk Based Capital (to risk weighted assets)	168,090	16.64%	80,816	8.00%	101,020	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At June 30, 2021, such derivatives were used to hedge the variable cash flows associated with advances from the Federal Home Loan Bank of Pittsburgh (“FHLB Pittsburgh”), which is one of 12 regional Federal Home Loan Banks (“FHLB”).

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $379,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of June 30, 2021 and September 30, 2020:

`	June 30, 2021
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$-	$-	Other assets	$70,000	$257	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,853	$5,148	Other assets	$44,853	$5,151	Other liabilities

	September 30, 2020
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$-	$-	Other assets	$90,000	$1,291	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$45,162	$8,752	Other assets	$45,162	$8,756	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of June 30, 2021 and September 30, 2020:

Offsetting of Derivative Assets	(In thousands)
as of June 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$5,148	$-	$5,148	$-	$-	$5,148

Offsetting of Derivative Liabilities	(In thousands)
as of June 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$5,408	$-	$5,408	$436	$7,857	$(2,885)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$8,752	$-	$8,752	$-	$-	$8,752

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$10,047	$-	$10,047	$1,498	$12,857	$(4,308)

The tables below present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(40)	$(231)
Total derivatives	(40)	(231)

	Nine Months Ended June 30, 2021
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$274	$(754)
Total derivatives	274	(754)

	Three Months Ended June 30, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(433)	$(122)
Total derivatives	(433)	(122)

	Nine Months Ended June 30, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(1,086)	$(183)
Total derivatives	(1,086)	(183)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$(1)
Total		$(1)

	Nine Months Ended June 30, 2021
	Consolidated Statements of Operations	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$2
Total		$2

	Three Months Ended June 30, 2020
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$-
Total		$-

	Nine Months Ended June 30, 2020
	Consolidated Statements of Operations	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$(6)
Total		$(6)

The Company has agreements with each of its derivative counterparties that contain a provision providing that if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At June 30, 2021 and September 30, 2020, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at June 30, 2021 and September 30, 2020. At June 30, 2021 and September 30, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $7.9 million and $12.9 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at June 30, 2021 or September 30, 2020.

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$4,995	$-	$4,995	$-
State and municipal obligations	2,788	-	2,788	-
Single issuer trust preferred security	879	-	879	-
Corporate debt securities	24,336	-	24,336	-
Mutual funds	1,504	1,004	-	500
Total investment securities available for sale	$34,502	$1,004	$32,998	$500

Derivative instruments	$5,148	$-	$5,148	$-

Liabilities:
Derivative instruments	$5,408	$-	$5,408	$-

	September 30, 2020
	Total	Level 1	Level 2	Level 3
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

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended June 30, 2021 and June 30, 2020

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2020	$500
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, June 30, 2021	$500

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2021 and September 30, 2020:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,961	$-	$-	$4,961
Impaired loans(1)	27,691	-	-	27,691
Total	$32,652	$-	$-	$32,652

	June 30, 2021
	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$4,961	Appraisal of Collateral(2)	Collateral discount(3)	4%/(4%)
Impaired loans(1)	27,691	Appraisal of Collateral(2)	Collateral discount(3)	0% - 15.2%/(10.8%)
Total	$32,652

(1)

Consisted of four loans with an aggregate balance of $6.9 million and with $1.3 million in specific loan loss allowance and three loans with an aggregate balance of $22.1 million that were partially charged-off.

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

At June 30, 2021 and September 30, 2020, the Company did not have any additions to our mortgage servicing assets.  At June 30, 2021 and September 30, 2020, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2021 and September 30, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2021 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value), and equity securities (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that the Company has engaged for this purpose. When available, the Company, or its independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

Loans Receivable—The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 825 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for FASB ASC 825 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates.

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

Borrowings—Advances from the FHLB are carried at amortized cost. However, the Company is required to estimate the fair value of long-term debt under FASB ASC 825. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Subordinated Debt—The calculation of fair value in Level 2 is based on observable market values where available.

Derivatives—The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs is actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2021 and September 30, 2020 are presented below:

	June 30, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$104,954	$104,954	$104,954	$-	$-
Investment securities available-for-sale	34,502	34,502	1,004	32,998	500
Investment securities held-to-maturity	31,795	32,360	-	32,360	-
Loans receivable, net (including impaired loans)	940,735	939,454	-	-	939,454
Accrued interest receivable	3,370	3,370	-	3,370	-
Restricted stock	7,896	7,896	-	7,896	-
Mortgage servicing rights (included in Other Assets)	83	83	-	83	-
Derivatives (included in Other Assets)	5,148	5,148	-	5,148	-
Financial liabilities:
Savings accounts	51,011	51,011	-	51,011	-
Checking and NOW accounts	382,737	382,737	-	382,737	-
Money market accounts	359,040	359,040	-	359,040	-
Certificates of deposit	114,916	116,767	-	116,767	-
Borrowings (excluding sub debt)	90,000	90,260	-	90,260	-
Subordinated debt	24,895	25,027	-	25,027	-
Derivatives (included in Other Liabilities)	5,408	5,408	-	5,408	-
Accrued interest payable	946	946	-	946	-

	September 30, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$61,439	$61,439	$61,439	$-	$-
Investment securities available-for-sale	31,541	31,541	1,023	30,018	500
Investment securities held-to-maturity	14,970	15,608	-	15,608	-
Loans receivable, net (including impaired loans)	1,031,392	1,039,981	-	-	1,039,981
Accrued interest receivable	3,677	3,677	-	3,677	-
Restricted stock	9,622	9,622	-	9,622	-
Mortgage servicing rights (included in Other Assets)	111	111	-	111	-
Derivatives (included in Other Assets)	8,752	8,752	-	8,752	-
Financial liabilities:
Savings accounts	45,072	45,072	-	45,072	-
Checking and NOW accounts	354,104	354,104	-	354,104	-
Money market accounts	277,711	277,711	-	277,711	-
Certificates of deposit	214,019	217,212	-	217,212	-
Borrowings (excluding sub debt)	134,225	135,101	-	135,101	-
Subordinated debt	24,776	25,030	-	25,030	-
Derivatives (included in Other Liabilities)	10,047	10,047	-	10,047	-
Accrued interest payable	728	728	-	728	-

Note 12 – Comprehensive Income

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30, 2021	September 30, 2020
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$241	$(118)
Tax effect	(51)	25
Net of tax amount	190	(93)
Fair value adjustments on derivatives	(233)	(1,260)
Tax effect	49	265
Net of tax amount	(184)	(995)
Total accumulated other comprehensive income (loss)	$6	$(1,088)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$671	$(302)	$1,135	$(169)

Net realized gain on securities available-for-sale	(165)	(1)	(779)	(181)

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	1	1	3	3

Adjustment for loss recorded on replacement of derivative	(3)	23	(7)	23

Fair value adjustments on derivatives	194	(336)	1,034	(927)
Other comprehensive income (loss) before taxes	698	(615)	1,386	(1,251)
Tax effect	(148)	128	(292)	262
Total other comprehensive income (loss)	$550	$(487)	$1,094	$(989)

Note 13 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of June 30, 2021, there were 299,288 remaining shares available for future grants.

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

 During the three months ended June 30, 2021, stock options covering a total of 7,000 shares of common stock were granted. During the nine months ended June 30, 2021, stock options covering a total of 7,000 shares of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was approximately $7,000 and $23,000 for the three and nine months ended June 30, 2021, respectively. During the three months ended June 30, 2020, no stock options were granted. During the nine months ended June 30, 2020, stock options to acquire a total of 7,000 shares of common stock were granted. Total compensation expense related to stock options granted under the 2014 Plan was approximately $9,000 and $21,000 for the three and nine months ended June 30, 2020, respectively.

During the three months ended June 30, 2021 a total of 12,363 shares of restricted stock were awarded. During the nine months ended June 30, 2021 a total of 12,363 shares of restricted stock were awarded. The compensation expense related to restricted stock awards was approximately $43,000 and $129,000 during the three and nine months ended June 30, 2021, respectively.  During the three and nine months ended June 30, 2020, a total of 5,700 and 23,821 shares of restricted stock were awarded, respectively. During the nine months ended June 30, 2020, 1,610 shares of restricted stock were forfeited. The compensation expense related to restricted stock awards was approximately $115,000 and $181,000 during the three and nine months ended June 30, 2020, respectively.

Stock-based compensation expense for the cost of the restricted stock awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options.

Stock Options

There were 7,000 stock options granted for the nine months ended June 30, 2021. The assumptions used in determining the fair value of stock option grants for the nine months ended June 30, 2021 are as follows:

Weighted Average Fair Value of Awards	$6.06
Risk Free Rate	1.25%
Dividend Yield	-%
Volatility	29.72%
Expected Life	6.5 years

The assumptions used in determining the fair value of stock option grants for the nine months ended June 30, 2020 are as follows:

Weighted Average Fair Value of Awards	$4.72
Risk Free Rate	1.22%
Dividend Yield	-%
Volatility	19.86%
Expected Life	6.5 years

The following is a summary of stock option activity for the nine months ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	25,830	$21.57		$-
Granted	7,000	$18.69		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, at June 30, 2021	32,830	$20.96	6.445	$4,860
Exercisable, at June 30, 2021	13,310	$21.53	8.461	$4,860
Nonvested, at June 30, 2021	19,520	$20.56

The following is a summary of stock option activity for the nine months ended June 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	18,830	$22.05		$21,350
Granted	7,000	$20.28		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, at June 30, 2020	25,830	$21.57	8.071	$-
Exercisable, at June 30, 2020	8,140	$21.50	7.043	$-
Nonvested, at June 30, 2020	17,690	$21.60

As of June 30, 2021, there was approximately $104,000 of total unrecognized compensation cost related to unvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.48 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended June 30, 2021:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	30,653	$21.98
Granted	12,363	$18.69
Vested	(11,851)	$20.87
Forfeited/cancelled/expired	-	$-
Outstanding, at June 30, 2021	31,165	$21.09

The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended June 30, 2020:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	18,493	$21.78
Granted	23,821	$19.62
Vested	(10,051)	$16.62
Forfeited/cancelled/expired	(1,610)	$21.43
Outstanding, at June 30, 2020	30,653	$21.98

As of June 30, 2021, there was approximately $573,000 of total unrecognized compensation cost related to unvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.45 years.

Note 14 – Deposits

Deposits classified by type with percentages to total deposits at June 30, 2021 and September 30, 2020 consisted of the following:

	June 30,		September 30,
	2021		2020
	(Dollars in thousands)

Balances by types of deposit:
Savings	$51,011	5.62%	$45,072	5.06%
Money market accounts	359,040	39.55	277,711	31.17
Interest-bearing demand	329,372	36.29	303,682	34.09
Non-interest-bearing demand	53,365	5.88	50,422	5.66
	792,788	87.34%	676,887	75.98%

Certificates of deposit	114,916	12.66%	214,019	24.02%

Total Deposits	$907,704	100.00%	$890,906	100.00%

The total amount of certificates of deposit greater than or equal to $250,000 at June 30, 2021 and September 30, 2020 was $16.5 million and $48.4 million, respectively.  The Company had brokered deposits totaling $6.1 million and $31.1 million at June 30, 2021 and September 30, 2020, respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Savings accounts	$13	$11	$47	$35
Money market accounts	586	902	2,053	3,122
Interest-bearing demand	431	661	1,457	2,920
Certificates of deposit	416	1,302	1,951	4,159
Total	$1,446	$2,876	$5,508	$10,236

As of June 30, 2021, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending June 30,
2021	$59,302
2022	21,923
2023	19,789
2024	6,730
2025	6,455
Thereafter	717
Total	$114,916

As of June 30, 2021, the scheduled maturities of certificates of deposits in amounts greater than $100,000 are as follows:

Scheduled Maturities
(In thousands)

Three months or less	$7,969
Over three through six months	7,156
Over six through twelve months	17,581
Over twelve months	29,044
Total	$61,750

Note 15 – Leases

          The Company determines if an arrangement is a lease at inception. The Company adopted the guidance of ASC 842 Leases and recorded right of use (“ROU”) assets and related lease liabilities of $3.3 million at October 1, 2019. Operating leases are included in operating lease ROU assets and operating lease liabilities on our consolidated statements of financial condition. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, in order to determine the present value of future payments for office leases we used our incremental borrowing rate based on the FHLB liquidity and funding rates. The Company’s lease terms may include options to extend when it is reasonably certain that we will exercise an option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Operating lease cost	$167	$175	$507	$523
Finance lease cost	-	-	-	-
Short-term lease cost	24	26	71	79
Total	$191	$201	$578	$602

Supplemental information at and for June 30, 2021 and the nine months ended June 30, 2021 related to leases was as follows:

	June 30, 2021	September 30, 2020
	(Dollars in thousands)	(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$2,168	$2,638
Operating lease liabilities	$2,204	$2,671
Weighted average remaining lease term	4.82 years	5.40 years
Weighted average discount rate	2.00%	1.99%

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
	(In thousands)	(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$492	$499
ROU assets obtained in exchange for lease obligations	$3,279	$3,279

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Period Ending September 30,
Remainder of 2021	$139
2022	492
2023	474
2024	474
2025	477
Thereafter	269
Total lease payments	$2,325
Less: imputed interest	(121)
Total	$2,204

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2021 and September 30, 2020. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters; possible other-than-temporary impairment of securities held by the Company; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers and banks; unanticipated regulatory or judicial proceedings; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2020 Annual Report filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

Further, given its ongoing and dynamic nature, it is difficult to predict the full and continuing impact of the COVID-19 outbreak, including the outbreak of its variants, on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus and its variants can be controlled and abated and when and how the economy may be fully reopened, and for how long it will remain as such. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we are subject to the following risks, any of which could continue to have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to continue to substantially reopen, and there are high levels of unemployment for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income; cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

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

•	Prioritizing drive-thru and appointment banking.
•	Continuing to assist existing and new customers in the PPP.
•	Continuing to provide payment deferrals and forbearances to business customers and mortgage customers that are experiencing hardship because of the COVID-19 pandemic.

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

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized such sources based on available capacity, term flexibility, and cost. As of June 30, 2021, the Company had adequate sources of liquidity.

Capital Strength

The Company’s capital ratios continued to exceed the highest required regulatory benchmark levels. As of June 30, 2021, common equity Tier 1 capital ratio was 15.07 percent, Tier 1 leverage ratio was 12.27 percent, Tier 1 risk-based capital ratio was 15.07 percent and the total risk-based capital ratio was 18.85 percent.

Modifications

As of June 30, 2021, the Company had eight COVID-19 modified loans totaling $61.3 million, representing 6.44 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under Section 4013 of the CARES Act, as amended, and further details regarding these modifications are provided in the table below. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

Of the $61.3 million of COVID-19 modified loans at June 30, 2021, $13.1 million were rated pass and $48.2 million were rated special mention. These loans are currently performing under their modified terms. These modifications are not currently reported as

TDRs as they fall under Section 4013 of the CARES Act, as amended. On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2020, which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief. Among the additional relief measures included are certain extensions to elements of the CARES Act, including extensions of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates. Management will continue to monitor the performance of these loans, and evaluate the impact on the Company’s risk rating process and the allowance for loan loss.

	June 30, 2021
	Number of Loans	Loan Deferment Exposure	Gross Loans June 30, 2021	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	2	$669	$201,737	0.07%

Construction and Development:
Residential and commercial	-	-	61,484	0.00%
Land loans	-	-	2,253	0.00%
Total Construction and Development	-	-	63,737	0.00%

Commercial:
Commercial real estate	6	60,612	478,032	6.37%
Farmland	-	-	10,335	0.00%
Multi-family	-	-	66,725	0.00%
Commercial and industrial	-	-	97,955	0.00%
Other	-	-	10,896	0.00%
Total Commercial	6	60,612	663,943	6.37%

Consumer:
Home equity lines of credit	-	-	12,822	0.00%
Second mortgages	-	-	7,039	0.00%
Other	-	-	2,372	0.00%
Total Consumer	-	-	22,233	0.00%
Total loans	8	$61,281	$951,650	6.44%

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans on Deferral
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.64%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

Certain industries included within commercial real estate loans are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact   of the COVID-19 pandemic, including the following:

	June 30, 2021			September 30, 2020
	Number of Loans	Loan Deferment Exposure	Percentage of Gross Loans on Deferral	Number of Loans	Loan Deferment Exposure	Percentage of Gross Loans on Deferral
		(Dollars in thousands)			(Dollars in thousands)
Industries:
Hotel	6	$60,612	6.37%	6	$58,640	5.64%
Retail	-	-	0.00%	9	28,315	2.73%
Office/Medical Office	-	-	0.00%	1	6,927	0.67%
Fitness Centers	-	-	0.00%	1	11,400	1.10%
Restaurants and food service	-	-	0.00%	1	1,191	0.11%
Other	-	-	0.00%	3	24,875	2.39%
Total Outstanding Exposure	6	$60,612	6.37%	21	$131,348	12.64%

Results of Operations

Net income available to common shareholders for the three months ended June 30, 2021 amounted to $1.6 million, or $0.21 per fully diluted common share, an increase of $147,000, or 10.1 percent, as compared with net income of $1.5 million, or $0.19 per common share, for the three months ended June 30, 2020. This increase in net income and diluted earnings per share was primarily due to an increase in net interest income of $498,000, a decrease in provision for loan losses of $435,000, and an increase in total other income of $404,000, offset by increases in total other expenses of $1.1 million. The increase in net interest income was primarily due to a decrease of interest expense on deposits as a result of a lowered interest rate environment. The increase in total other income was primarily due to the increases of net gains on sale and call of investments of $164,000 and service charges and other fees of $149,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in total other expenses was primarily due to the Company’s $835,000 adjustment to the value of one commercial real estate OREO property held by the Company, which adjustment was based on the ongoing monitoring and evaluation of current economic and market conditions affecting the property, and an increase in professional fees of $317,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The annualized return on average assets was 0.53 percent for the three months ended June 30, 2021, compared to annualized return on average assets of 0.47 percent for three months ended June 30, 2020. The annualized return on average shareholders’ equity was 4.35 percent for the three month period ended June 30, 2021, compared to 4.06 percent in annualized return on average shareholders’ equity for the three months ended June 30, 2020.

Net income available to common shareholders for the nine months ended June 30, 2021 amounted to $6.1 million, or $0.81 per fully diluted common share, an increase of $2.0 million, or 47.0 percent, as compared with net income of $4.1 million, or $0.54 per common share, for the nine months ended June 30, 2020. This increase in net income and diluted earnings per share was primarily due to a decrease in provision for loan losses of $2.7 million, an increase in total other income of $1.4 million, and an increase in net interest income of $923,000, offset by increases in total other expenses of $2.1 million and income tax expense of $897,000.  The increase in total other income was primarily due to the increases in net gains on sale of loans of $729,000 and net gains on sale and call of investments of $598,000 for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase in total other expenses was primarily due to increases in professional fees of $921,000, the Company’s $835,000 adjustment to the value of one commercial real estate OREO property, a Federal deposit insurance premium of $157,000, and salaries and employee benefits of $131,000 for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The annualized return on average assets was 0.67 percent for the nine months ended June 30, 2021, compared to annualized return on average assets of 0.45 percent for the nine months ended June 30, 2020. The annualized return on average shareholders’ equity was 5.61 percent for the nine months ended June 30, 2021, compared to 3.85 percent in annualized return on average shareholders’ equity for the nine months ended June 30, 2020.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated:

Net Interest Income

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2021	2020	Increase (Decrease)	Percent Change	2021	2020	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$8,895	$10,068	$(1,173)	(11.65)%	$28,040	$31,626	$(3,586)	(11.34)%
Investment securities	408	280	128	45.71	1,123	799	324	40.55
Interest-bearing cash accounts	6	26	(20)	(76.92)	21	1,048	(1,027)	(98.00)
Dividends, restricted stock	110	124	(14)	(11.29)	370	494	(124)	(25.10)
Total interest income	9,419	10,498	(1,079)	(10.28)	29,554	33,967	(4,413)	(12.99)
Interest expense:
Deposits	1,446	2,876	(1,430)	(49.72)	5,508	10,236	(4,728)	(46.19)
Short-term borrowings	-	-	-	100.00	48	-	48	100.00
Long-term borrowings	461	608	(147)	(24.18)	1,614	2,270	(656)	(28.90)
Subordinated debt	383	383	-	-	1,149	1,149	-	-
Total interest expense	2,290	3,867	(1,577)	(40.78)	8,319	13,655	(5,336)	(39.08)
Net interest income	$7,129	$6,631	$498	7.51%	$21,235	$20,312	$923	4.54%

Net interest income was $7.1 million for the three months ended June 30, 2021, an increase of $498,000 or 7.5 percent, from $6.6 million for the three months ended June 30, 2020. The net interest margin (“NIM”) on an annualized basis increased by 42 basis points from 2.28 for the quarter ended June 30, 2020 to 2.70 percent for the quarter ended June 30, 2021. This increase in NIM was primarily driven by the decrease in the cost of interest-bearing deposits, which decreased by 68 basis points for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The cost of interest-bearing liabilities decreased by 60 basis points for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Net interest income was $21.2 million for the nine months ended June 30, 2021, an increase of $923,000, or 4.5 percent, from $20.3 million for the nine months ended June 30, 2020. The NIM on an annualized basis increased by 34 basis points from 2.28 for the nine months ended June 30, 2020 to 2.62 percent for the nine months ended June 30, 2021. This increase in NIM was primarily driven by the decrease in the cost of interest-bearing deposits, which decreased by 72 basis points for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The cost of borrowings decreased by 18 basis points for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The cost of interest-bearing liabilities decreased 66 basis points compared to the nine months ended June 30, 2020.

Interest Income

For the quarters ended June 30, 2021 and June 30, 2020, total interest income was $9.4 million and $10.5 million, respectively. The average yield on interest-earning assets declined four basis points for the three months ended June 30, 2021 when compared to the same period in 2020. Total interest income fell for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to the decrease in loan balances and the overall average yield on loans.

For the nine months ended June 30, 2021, total interest income was $29.6 million, a decrease of $4.4 million or 13.0 percent, from $34.0 million for the nine months ended June 30, 2020. The average yield on interest-earning assets declined 16 basis points for the nine months ended June 30, 2021 when compared to the same period in 2020. Total interest income fell for the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020, primarily due to an overall decrease in rates.

Interest Expense

For the three months ended June 30, 2021, interest expense decreased $1.6 million, or 40.8 percent, to $2.3 million, compared to $3.9 million for the same three month period in fiscal year 2020. The decrease in interest expense is primarily attributable to rate related factors, as the average rate on interest-bearing liabilities fell 60 basis points for the three months ended June 30, 2021 compared to the same period in 2020. This decline is reflected in a 68 basis point decrease in the average rate on interest-bearing deposits for the three months ended June 30, 2021 compared to the same period in 2020.

For the nine months ended June 30, 2021, interest expense decreased $5.3 million, or 39.1 percent, to $8.3 million, compared to $13.7 million for the same nine month period in fiscal year 2020. The decrease in interest expense on deposits is primarily attributable to rate related factors. The average annualized rate of total interest-bearing liabilities decreased to 1.10 percent for the nine months ended June 30, 2021, from 1.76 percent for the nine months ended June 30, 2020. This decrease primarily reflects a decrease in the average rate of interest-bearing deposits of 0.72 percent for the nine months ended June 30, 2021 compared to the same period in 2020, and a decrease in the average rate of borrowings of 0.18 percent for the nine months ended June 30, 2021 compared to the same period in 2020. The decrease in the average rate of interest-bearing deposits for this period consisted of a 0.72 percent decrease in the average rate of certificates of deposit, a 0.68 percent decrease in the average rate of money market accounts, and a 0.66 percent decrease in average rate of other interest-bearing deposit accounts.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30,			Nine Months Ended June 30,
	2021 and 2020			2021 and 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$(640)	$(533)	$(1,173)	$(700)	$(2,886)	$(3,586)
Investment securities	131	(3)	128	249	75	324
Interest-bearing cash accounts	(20)	-	(20)	(870)	(157)	(1,027)
Dividends, restricted stock	(25)	11	(14)	(74)	(50)	(124)
Total interest-earning assets	$(554)	$(525)	$(1,079)	$(1,395)	$(3,018)	$(4,413)
Interest Bearing Liabilities:
Money Market deposits	$274	$(590)	$(316)	$651	$(1,719)	$(1,068)
Savings deposits	1	1	2	4	8	12
Certificates of deposits	(642)	(244)	(886)	(1,267)	(941)	(2,208)
Other interest-bearing deposits	113	(343)	(230)	67	(1,531)	(1,464)
Total interest-bearing deposits	(254)	(1,176)	$(1,430)	(545)	(4,183)	$(4,728)
Borrowings	(246)	99	(147)	(414)	(194)	(608)
Total interest-bearing liabilities	$(500)	$(1,077)	$(1,577)	$(959)	$(4,377)	$(5,336)
Change in net interest income	$(54)	$552	$498	$(436)	$1,359	$923

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

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$967,615	$8,895	3.68%	$1,033,246	$10,068	3.90%
Investment securities	63,693	408	2.56%	43,349	280	2.58%
Interest-bearing cash accounts	16,914	6	0.14%	76,828	26	0.14%
Dividends, restricted stock	8,118	110	5.42%	10,128	124	4.90%
Total interest-earning assets(1)	1,056,340	9,419	3.57%	1,163,551	10,498	3.61%
Non-interest-earning assets:
Cash and due from banks	105,792			18,497
Bank-owned life insurance	25,793			20,215
Other assets	26,925			30,533
Other real estate owned	5,778			5,796
Allowance for loan losses	(12,603)			(10,618)
Total non-interest-earning assets	151,685			64,423
Total assets	$1,208,025			$1,227,974
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$367,290	586	0.64%	$281,821	902	1.28%
Savings deposits	49,487	13	0.11%	43,720	11	0.10%
Certificates of deposits	126,240	416	1.32%	249,007	1,302	2.09%
Other interest-bearing deposits	325,082	431	0.53%	277,782	661	0.95%
Total interest-bearing deposits	868,099	1,446	0.67%	852,330	2,876	1.35%
Borrowings	124,382	844	2.71%	165,366	991	2.40%
Total interest-bearing liabilities	992,481	2,290	0.92%	1,017,696	3,867	1.52%
Non-interest-bearing liabilities:
Demand deposits	52,799			46,450
Other liabilities	15,399			20,509
Total non-interest liabilities	68,198			66,959
Shareholders' equity	147,346			143,319
Total liabilities and shareholders' equity	$1,208,025			$1,227,974
Net interest spread			2.65%			2.09%
Net interest margin			2.70%			2.28%
Net interest income		$7,129			$6,631

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

	Nine Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$997,156	$28,040	3.75%	$1,019,716	$31,626	4.14%
Investment securities	54,379	1,123	2.75%	41,454	799	2.57%
Interest-bearing cash accounts	20,037	21	0.14%	115,904	1,048	1.21%
Dividends, restricted stock	8,791	370	5.61%	10,335	494	6.37%
Total interest-earning assets(1)	1,080,363	29,554	3.65%	1,187,409	33,967	3.81%

Non-interest-earning assets:
Cash and due from banks	90,740			7,076
Bank-owned life insurance	25,630			20,090
Other assets	29,069			26,988
Other real estate owned	5,790			5,796
Allowance for loan losses	(12,698)			(10,156)
Total non-interest-earning assets	138,531			49,794
Total assets	$1,218,894			$1,237,203

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$334,779	2,053	0.82%	$276,887	3,122	1.50%
Savings deposits	47,657	47	0.13%	42,742	35	0.11%
Certificates of deposits	174,998	1,951	1.49%	251,449	4,159	2.21%
Other interest-bearing deposits	305,491	1,457	0.64%	298,645	2,920	1.30%
Total interest-bearing deposits	862,925	5,508	0.85%	869,723	10,236	1.57%
Borrowings	143,368	2,811	2.61%	163,149	3,419	2.79%
Total interest-bearing liabilities	1,006,293	8,319	1.10%	1,032,872	13,655	1.76%

Non-interest-bearing liabilities:
Demand deposits	50,418			43,355
Other liabilities	17,283			17,243
Total non-interest liabilities	67,701			60,598
Shareholders' equity	144,900			143,733
Total liabilities and shareholders' equity	$1,218,894			$1,237,203
Net interest spread			2.55%			2.05%
Net interest margin			2.62%			2.28%
Net interest income		$21,235			$20,312

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended June 30,				Nine Months Ended June 30,
			Increase	Percent			Increase	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$344	$195	$149	76.41%	$1,010	$1,058	$(48)	(4.54)%
Rental income-other	55	54	1	1.85	163	163	-	-
Net gains on sale and call of investments	165	1	164	16,400.00	779	181	598	330.39
Net gains on sale of loans	65	11	54	490.91	743	14	729	5,207.14
Earnings on bank-owned life insurance	164	128	36	28.13	489	380	109	28.68
Total other income	$793	$389	$404	103.86%	$3,184	$1,796	$1,388	77.28%

For the three months ended June 30, 2021, total other income amounted to $793,000, compared to total other income of $389,000 for the three months ended June 30, 2020. This increase in total other income was primarily due to increases of $164,000 in net gains on sale of investments, $149,000 in service charges and other fees, and $54,000 in net gains on sale of loans.  The net gain on sale of investments resulted from managing and optimizing portfolio activity in the ordinary course of business, and the net gain on sale of loans was a result of a strategic effort to originate and sell residential loans in the current low interest rate environment .The increase in service charges and other fees was primarily due to approximately $75,000 in prepayment penalties and $54,000 of increased service charges.

For the nine months ended June 30, 2021, total other income amounted to $3.2 million, compared to total other income of $1.8 million for the same period in fiscal year 2020. This increase was primarily a result of a $729,000 increase in net gains on sale of loans and a $598,000 increase in net gains on sale of investments. The net gain on sale of loans was a result of a strategic effort to originate and sell residential loans in the current low interest rate environment, and the net gain on sale of investments resulted from managing and optimizing portfolio activity in the ordinary course of business.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended June 30,				Nine Months Ended June 30,
			Increase	Percent			Increase	Percent
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,259	$2,279	$(20)	(0.88)%	$6,806	$6,675	$131	1.96%
Occupancy expense	546	576	(30)	(5.21)	1,656	1,749	(93)	(5.32)
Federal deposit insurance premium	77	79	(2)	(2.53)	236	79	157	198.73
Advertising	12	33	(21)	(63.64)	76	87	(11)	(12.64)
Data processing	301	275	26	9.45	935	825	110	13.33
Professional fees	841	524	317	60.50	2,388	1,467	921	62.78
Other real estate owned expense, net	835	29	806	2,779.31	866	99	767	774.75
Pennsylvania shares tax	170	169	1	0.59	509	509	-	-
Other operating expenses	791	720	71	9.86	2,395	2,254	141	6.26
Total other expense	$5,832	$4,684	$1,148	24.51%	$15,867	$13,744	$2,123	15.45%

For the three months ended June 30, 2021, total other expense increased $1.1 million, or 24.5 percent, from the comparable three months ended June 30, 2020. This increase was primarily due to increases of $806,000 in net OREO expense. This increase was the result of an adjustment to the value of one commercial OREO property based on ongoing monitoring and evaluation of current economic and market conditions affecting the property. In addition, professional fees increased $317,000 mainly due to costs associated with legal, accounting, and audit expenses related to the Company’s periodic and annual filings including matters arising out of the Company’s prior restatements.

For the nine months ended June 30, 2021, total other expense increased $2.1 million, or 15.5 percent, from the comparable nine months ended June 30, 2020. This increase was primarily due to increases of $921,000 in professional fees associated with legal, accounting, and audit expenses related to the Company’s periodic and annual filings including matters arising out of the Company’s prior restatements, as well as a $767,000 increase in net OREO expense.

Income Taxes

The Company recorded a provision for income taxes of $489,000 and $1.9 million in income tax expense during the three and nine months ended June 30, 2021, respectively, reflecting an effective tax rate of 23.4 percent and 23.8 percent, respectively. The Company recorded a provision for income taxes of $447,000 and $1.0 million for the three and nine months ended June 30, 2020, respectively, reflecting an effective tax rate of 23.5 percent and 19.5 percent, respectively. During the nine months ended June 30, 2020, the Company recorded discrete items that reduced the effective tax rate.

Investment Portfolio

For the three months ended June 30, 2021, the average volume of investment securities increased by $20.3 million to approximately $63.7 million, or 6.0 percent of average earning assets, from $43.3 million on average, or 3.7 percent of average earning assets, for the three months ended June 30, 2020. During the nine months ended June 30, 2021, the average volume of investment securities increased by $12.9 million to approximately $54.4 million, or 5.0 percent of average earning assets, from $41.5 million, or 3.5 percent of average earning assets, for the nine months ended June 30, 2020. At June 30, 2021, the total investment portfolio amounted to $66.3 million, an increase of $19.8 million or 42.5 percent from September 30, 2020. This increase in the investment portfolio was primarily due to purchases of $45.7 million of investment securities, partially offset by payments, maturities, calls, and sales of $26.9 million of investment securities. At June 30, 2021, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, a trust preferred security, and taxable mutual funds.

During the three month period ended June 30, 2021, rate-related factors decreased investment revenue by approximately $3,000, while volume-related factors increased investment revenue by approximately $131,000 from the three month period ended June 30, 2020. The yield on investments decreased by two basis points to 2.56 percent for the three month period ended June 30, 2021, as compared to 2.58 percent for the three month period ended June 30, 2020.

During the nine month period ended June 30, 2021, rate-related factors increased investment revenue by approximately $75,000, while volume-related factors increased investment revenue by approximately $249,000 from the nine month period ended June 30, 2020. The yield on investments increased by 18 basis points to 2.75 percent for the nine month period ended June 30, 2021 as compared to 2.57 percent for the nine month period ended June 30, 2020. The yield on the portfolio increased primarily due to the purchase of higher yielding investments.

Loan Portfolio

The Company’s loan portfolio consists of residential, construction and development, commercial, and consumer loans, serving the diverse customer base in its market area. The composition of the Company’s portfolio continues to change due to local competition. Factors such as the economic climate, interest rates, real estate values and employment all contribute to changes in the composition of the Company’s portfolio. Growth is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets, and entry into new markets.

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

Total gross loans amounted to $951.7 million at June 30, 2021 and $1.039 billion at September 30, 2020. The $87.4 million decrease in the gross loan portfolio at June 30, 2021 compared to September 30, 2020 primarily reflected decreases of $13.8 million in commercial loans net of the sale of $19.7 million of PPP loans, $40.4 million in residential mortgage loans, $8.5 million in consumer loans, and $5.1 million in construction and development loans.

At June 30, 2021, the Company had $128.5 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit and home equity lines of credit.

The average balance of our total loans decreased $65.6 million, or 6.4 percent, for the three months ended June 30, 2021 as compared to the same period in fiscal year 2020, while the average yield on loans decreased by 22 basis points for the three months ended June 30, 2021 compared with the same period in fiscal year 2020. The decrease in average total loan volume was primarily due to increased paydowns. During the third quarter of fiscal year 2021, compared to the same period in fiscal year 2020, the volume-related factors during the period contributed to a decrease of interest income on loans of $640,000, while the rate-related factors decreased interest income on loans by $533,000.

The average balance of total loans decreased $22.6 million, or 2.2 percent, for the nine months ended June 30, 2021 as compared to the same period in fiscal year 2020, while the average yield on loans decreased by 39 basis points for the nine months ended June 30, 2021 compared with the same period in fiscal year 2020. The decrease in average total loan volume was primarily due to increased paydowns. During the nine months ended June 30, 2021 compared to the same period in fiscal year 2020, the volume-related factors during the period contributed to a decrease of interest income on loans of $700,000, while the rate-related factors decreased interest income on loans by $2.9 million.

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

At June 30, 2021, the ALLL amounted to approximately $11.6 million, or 1.22 percent of total loans. At September 30, 2020, the ALLL amounted to approximately $12.4 million, or 1.22 percent of total loans, excluding approximately $20.8 million of PPP loans. The Company did not record a provision for loan losses during the quarter ended June 30, 2021 compared to $435,000 for the quarter ended June 30, 2020. For the nine months ended June 30, 2021, the Company recorded $550,000 in provision for loan losses compared to $3.2 million for the nine months ended June 30, 2020.

The net charge-offs were $1.0 million and $1.4 million for the three and nine months ended June 30, 2021, respectively, compared to a net recovery of $76,000 for the three months ended June 30, 2020 and a net charge-off of $2.2 million for the nine months ended June 30, 2020. Net loan charge-offs increased during the three months ended June 30, 2021 due to two commercial real estate loan partial charge-offs totaling $645,000 and one commercial and industrial loan partial charge-off totaling $379,000.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

The level of the ALLL for the respective periods of fiscal year 2021 and fiscal year 2020 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at June 30, 2021 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Nine Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Average loans outstanding	$997,156	$1,019,716
Total gross loans at end of period	$951,650	$1,043,047
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$12,433	$10,095

Charge-offs:
Residential Mortgage	-	-
Commercial:
Commercial real estate	1,128	2,288
Commercial and industrial	379	-
Consumer:
Home equity lines of credit	-	62
Second mortgages	-	3
Other	1	-
Total charge-offs	1,508	2,353
Recoveries:

Residential Mortgage	1	24
Commercial:
Commercial real estate	1	4
Commercial and industrial	2	2

Consumer:
Home equity lines of credit	16	1
Second mortgages	103	83
Other	2	1
Total recoveries	125	115
Net charge-offs	1,383	2,238
Provision for loan losses	550	3,210
Balance at end of period	$11,600	$11,067
Ratios:
Ratio of allowance for loan losses to non-performing loans	48.82%	121.14%
Ratio of net charge-offs to average loans outstanding (1)	0.18%	0.29%
Ratio of net charge-offs to total allowance for loan losses	11.92%	20.22%
(1)	Annualized

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to the loan portfolio’s dynamics and mix of assets. The Company endeavors to identify loans experiencing difficulty early in the process in an attempt to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate ALLL at all times.

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of 90 days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well-

secured and in the process of collection. For additional information regarding loans, see Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	June 30, 2021	September 30, 2020
	(In thousands)
Non-accruing loans:
Non-accrual loans	$23,547	$16,730
Accruing loans more than 90 days past due	212	58
Total non-performing loans	23,759	16,788
OREO	4,961	5,796
Total non-performing assets	$28,720	$22,584
TDR loans - performing	$23,352	$13,418

Non-accrual loans were $23.5 million at June 30, 2021 and $16.7 million at September 30, 2020.  OREO was $5.0 million at June 30, 2021 and $5.8 million at September 30, 2020. The increase in non-accrual loans was primarily due to one $12.3 million commercial real estate loan and one $2.6 million commercial and industrial loan both classified as substandard and non-accruing as of June 30, 2021. This increase in non-accrual loans was partially offset by a $6.5 million commercial real estate TDR loan that was returned to accrual status as of June 30, 2021. Total performing TDR loans were $23.4 million at June 30, 2021 and $13.4 million at September 30, 2020. This increase of performing TDR loans is primarily due to one commercial real estate loan of approximately $6.5 million returning to accrual status as of June 30, 2021. See discussion in Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information.

At June 30, 2021, non-performing assets totaled $28.7 million, or 2.42 percent of total assets, as compared with $22.6 million, or 1.87 percent, at September 30, 2020.

Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the Company to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated as “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

At June 30, 2021, special mention loans were $58.2 million compared to $62.8 million at September 30, 2020. Substandard loans were $53.3 million and $31.2 million at June 30, 2021 and September 30, 2020, respectively. This increase in substandard loans is primarily due to one commercial real estate loan in the amount of $13.4 million, previously classified as pass and moved to substandard during the first fiscal quarter (and subsequently partially charged-off by $484,000 in the second fiscal quarter and $459,000 in the third fiscal quarter), two commercial and industrial loans in the amount of $5.3 million, previously classified as special mention and moved to substandard during the second fiscal quarter, one commercial and industrial loan in the amount of $2.6 million, previously classified as pass and moved to substandard during the third fiscal quarter, and one commercial farmland loan in the amount of $2.3 million, previously classified as pass and moved to substandard during the first fiscal quarter. Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

Recent Accounting Pronouncements

Note 2 discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Asset and Liability Management

Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. The composition of the Company’s statement of condition is planned and monitored by the Company’s Asset and Liability Committee (“ALCO”). In general, management’s objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring the components of the statement of condition and the interaction of interest rates.

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

At June 30, 2021, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.20:1.00 at the cumulative one-year position.

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

Impact of Inflation and Changing Prices

The financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations; unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents, interest bearing deposits with banks (including the FHLB Pittsburgh), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available-for-sale, loans held for sale, and from time to time federal funds sold and receivables related to unsettled securities transactions.

Additionally, liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. At June 30, 2021, the Company had $105.0 million in cash and cash equivalent compared to $61.4 million at September 30, 2020. In addition, our available for sale investment securities amounted to $34.5 million at June 30, 2021 and $31.5 million at September 30, 2020.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While these lending lines are uncommitted, management believes that the Bank could borrow approximately $413.0 million from these banks on a collective basis.

The Company maintains borrowing capacity through FHLB Pittsburgh, secured with loans and marketable securities and has the ability to borrow from FHLB Pittsburgh in the form of FHLB advances secured by pledges of certain eligible collateral. Additionally, the Company’s collateral pledges to the FHLB Pittsburgh may be used to obtain Municipal Letters of Credit (“MULOC”) to collateralize certain municipal deposits held by Malvern. At June 30, 2021, Malvern had $71.1 million of MULOCs outstanding for this purpose. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank of Philadelphia by way of the discount window as a contingency for additional liquidity.

Deposits

Total deposits increased $16.8 million, or 1.9 percent, from $890.9 million at September 30, 2020 to $907.7 million at June 30, 2021. Total interest-bearing deposits increased $13.9 million from $840.5 million at September 30, 2020 to $854.3 million at June 30, 2021. Interest-bearing demand, savings, and time deposits under $100,000 increased $96.9 million to a total of $793.5 million at June 30, 2021 as compared to $696.6 million at September 30, 2020. Time deposits $100,000 and over decreased $83.0 million as compared to September 30, 2020. Time deposits $100,000 and over represented 6.7 percent of total deposits at June 30, 2021 compared to 16.2 percent at September 30, 2020. We had brokered deposits totaling $6.1 million at June 30, 2021 compared to $31.1 million at September 30, 2020.

The Company continues to focus on the maintenance, development, and expansion of its deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base which in turn will allow the Company to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by type, with percentages to total deposits, at June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$51,011	5.62%	$45,072	5.06%	$5,939
Money market accounts	359,040	39.55	277,711	31.17	81,329
Interest bearing demand	329,372	36.29	303,682	34.09	25,690
Non-interest bearing demand	53,365	5.88	50,422	5.66	2,943
	$792,788	87.34	$676,887	75.98	$115,901
Certificates of deposit	114,916	12.66	214,019	24.02	(99,103)
Total	$907,704	100.00%	$890,906	100.00%	$16,798

Borrowings

Advances from FHLB Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of June 30, 2021 and September 30, 2020, the Company’s outstanding balance of FHLB Pittsburgh advances totaled $90.0 million and $130.0 million, respectively.  Of the $90.0 million in advances, all are short-term fixed-rate advances, with $50.0 million maturing in fiscal year 2022 and $40.0 million having a rolling 90 day maturity.

The Company did not purchase any securities sold under agreements to repurchase as a short-term funding source during the third fiscal quarters of 2021 or 2020.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing, and financing activities. During the nine months ended June 30, 2021, cash and cash equivalents increased by $43.5 million from the balance at September 30, 2020. Net cash of $2.7 million was provided by operating activities primarily due to net income of $6.1 million, partially offset by a decrease of $3.8 million in other liabilities. Net cash provided by investing activities amounted to approximately $67.4 million primarily due to a net decrease in loans of $84.6 million and payments, maturities, calls, and sales of $26.9 million of investment securities, partially offset by purchases of $45.7 million of investment securities. The decrease in net cash from financing activities of $26.6 million was primarily from the net decrease of $40.0 million in long term borrowings and $4.2 million in secured borrowings, partially offset by the increase in deposits of $16.8 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $148.2 million, or 12.5 percent of total assets, at June 30, 2021, compared to $140.6 million, or 11.6 percent of total assets, at September 30, 2020. Book value per common share was $19.44 at June 30, 2021, compared to $18.47 at September 30, 2020.

	June 30, 2021	September 30, 2020
	(In thousands, except for per share data)
Shareholders’ equity	148,192	140,593
Book value per common share	$19.44	$18.47

Capital

At June 30, 2021, the Bank’s common equity Tier 1 capital ratio was 16.61 percent, Tier 1 leverage ratio was 13.53 percent, Tier 1 risk-based capital ratio was 16.61 percent and the total risk-based capital ratio was 17.80 percent.  At September 30, 2020, the Bank’s common equity Tier 1 capital ratio was 15.40 percent, Tier 1 leverage ratio was 12.78 percent, Tier 1 risk-based capital ratio was 15.40 percent and the total risk-based capital ratio was 16.64 percent. At June 30, 2021, the Bank was in compliance with all applicable regulatory capital requirements.

At June 30, 2021, the Company’s common equity Tier 1 capital ratio was 15.07 percent, Tier 1 leverage ratio was 12.27 percent, Tier 1 risk-based capital ratio was 15.07 percent and the total risk-based capital ratio was 18.85 percent.  At September 30, 2020, the Company’s common equity Tier 1 capital ratio was 14.00 percent, Tier 1 leverage ratio was 11.63 percent, Tier 1 risk-based capital ratio was 14.00 percent and the total risk-based capital ratio was 17.69 percent.  At June 30, 2021, the Company was in compliance with all applicable regulatory capital requirements.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Item 9A – Controls and Procedures of the Company’s 2020 Annual Report set forth management’s conclusion that because of the material weakness and related matters described in Item 9A of the 2020 Annual Report, the Company’s internal control over financial reporting was not effective as of September 30, 2020. The matters described in Item 9A of the 2020 Annual Report related to the Company’s review of certain loan participation contracts, and changes to recourse provisions therein. Management implemented additional control procedures, including redesigning and enhancing control activities related to preparation and review of existing and new loan participation agreements, and any amendments thereto. In addition, we have developed enhanced financial reporting procedures for assessing significant subsequent events related to loan modifications, including a quarterly identification and review of significant loan modifications occurring subsequent to quarter end but prior to the financial statements being issued, to ensure that the relevant accounting implications are identified and considered, including the market value impact and potential material information that may impact credit quality of loans. During the quarter ended June 30, 2021, the Company completed the remediation efforts described in Item 9A of the 2020 Annual Report.

Changes in Internal Controls

Other than as disclosed in the Amendment No. 1 to 2020 Annual Report, there were no changes in the Company’s internal controls over financial reporting during the nine months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

MALVERN BANCORP, INC.

August 13, 2021	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

August 13, 2021	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer