Form 10-K
period 2021-09-30
MALVERN BANCORP, INC.
filed 2022-01-10
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: September 30, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-54835

MALVERN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (610) 644-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	MLVF	The NASDAQ Stock Market, LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $116.3 million, based on the last sale price on the NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 3, 2021 was 7,622,316.

MALVERN BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on form 10-K (this “Report”), other filings with the Securities and Exchange Commission, the Company’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Company’s forward looking statements and associated risks in ‘‘Item 1 — Business’’ and ‘‘Item 1A — Risk factors’’ in this Report.

PART I.

This Report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve inherent risks and uncertainties. This Report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Malvern Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern’’ or similar expressions or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ ‘‘may’’ or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors that might cause such a difference include, but are not limited to: (1) the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of or resulting from the coronavirus (“COVID-19”) pandemic; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions and real estate valuations may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any regulatory or legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Malvern Bancorp, Inc. are included in Item 1A of this Report and in Malvern Bancorp’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Malvern Bancorp, Inc.

Further, given its ongoing and dynamic nature, it is difficult to predict the full and continuing impact of the COVID-19 outbreak, including the outbreak of its variants, on the business of Malvern Bancorp, Inc. or its subsidiaries. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus and its variants can be controlled and abated and when and how the economy may be fully reopened, and for how long it will remain as such. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we are subject to the following risks, any of which could continue to have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to continue to substantially reopen, and there are high levels of unemployment for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income; cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

Malvern Bancorp, Inc. undertakes no obligation to revise or publicly release any revision or update to these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, unless required by law.

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

The Company’s common stock is traded on The Nasdaq Stock Market, LLC (“Nasdaq”) under the ticker symbol “MLVF.” There are 50,000,000 authorized shares of the Company’s common stock, and 10,000,000 authorized shares of preferred stock. Our executive offices are located at 42 East Lancaster Avenue, Paoli, Pennsylvania, 19301, and our telephone number is (610) 644-9400. Our website address is https://ir.malvernbancorp.com.

As used in this Annual Report on Form 10-K, the terms “Malvern”, “the Company”, “registrant”, “we”, “us”, and “our” mean Malvern Bancorp, Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, available on its website at http://ir.malvernbancorp.com without charge as soon as reasonably practicable after filing with or furnishing them to the SEC. These reports are also available at the Internet site maintained by the SEC (http://www.sec.gov). Also available on the Company’s website are the Company’s code of ethics that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Additionally, the Company will provide without charge a copy of its Annual Report on Form 10-K to any shareholder by mail, upon request. Requests should be sent to Malvern Bancorp, Inc., Attention: Shareholder Relations, 42 East Lancaster Avenue, Paoli, Pennsylvania, 19301.  Our telephone number is (610) 644-9400.

Business Strategy

Our strategy is to compete for business by providing high quality, personal service to customers, enhanced local presence and customer access to our decision-makers, rapid decision-making, and competitive interest rates and fees. We develop business relationships by increasing our profile in our communities through the involvement of our management team and our Board of Directors (“Board of Directors” or “Board”). We believe we will continue to drive growth and increase profitability, while maintaining our high levels of asset quality, by doing the following:

Expand Relationships in Our Communities

     We emphasize household relationship banking by maintaining and growing our customers and contacts with personal interaction by our Board and management team in the communities that we serve.  We will continue to do so by offering a full suite of competitive banking products through efficient and varied delivery channels tailored to the needs and successes of our customers and potential customers. The Bank, through its Private Banking division, also offers investment and advisory solutions.  Our approach is personalized and focused on what our clients need.  We provide individuals, families, business and non- profits with personalized investment management, 401 (k) advisory services for employers, financial planning, trust services, and tailored lending.  In addition, we also offer insurance solutions through Malvern Insurance, our insurance subsidiary.

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

Maintain Robust Capital and Liquidity Levels

The Company’s capital position continues to significantly exceed all regulatory capital guidelines, as demonstrated by the September 30, 2021 Tier 1 Leverage ratios of the Company and the Bank of 11.84 percent and 13.14 percent, respectively. We plan to continue to maintain robust capital reserves, in part due to the risks and uncertainties associated with the COVID-19 pandemic.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At September 30, 2021, our liquid assets included $136.6 of short-term cash and equivalents supplemented by $40.8 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $94.0 million via unsecured lines of credit and $376.6 million (without pledging additional collateral) from the Federal Home Loan Bank of Pittsburgh.

Ensure the Adequacy of Our Allowance for Loan Losses

The ongoing economic implications of the COVID-19 pandemic and the resulting impact on our asset quality remain unclear at this time. Notwithstanding this uncertainty, reserve levels remained adequate with total allowance amounting to $11.5 million at September 30, 2021.

Market Area and Competition

At September 30, 2021, our primary market area consisted of the counties in which we currently operate branches, private banking offices and representative offices, including Chester, Delaware and Lehigh counties in Pennsylvania, Morris County, New Jersey, and Palm Beach County, Florida.  Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

Products and Services

We offer a broad range of deposit and loan products and other banking services. These include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, safe deposit boxes, credit cards, wire transfers, access to automated teller services, internet banking, ACH origination, telephone banking, and mobile banking. The Bank also offers remote deposit capture banking for both retail and business customers, providing the ability to electronically scan and transmit checks for deposit using check scanners or our mobile apps.

Time deposits consist of certificates of deposit, including those held in IRA accounts.

Reciprocal deposits are offered through the Bank’s participation in IntraFi Network, LLC (the “Network”) and Impact Deposit Corp (“Impact”). Customers who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive are able to place large dollar deposits with the Bank and the Bank uses either the Network or Impact to place those funds into certificates of deposit or money markets issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

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

Commercial construction loans are made for business purposes to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi-family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences.

Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.  Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.

Our portfolio lending activities include the origination of one- to four-family first mortgage loans, primarily in our designated market area. The fixed-rate residential mortgage loans that we originate for our portfolio generally meet the secondary mortgage market standards. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market.  The loans we originate for sale generally meet the secondary mortgage market standards.  Such loans are generally originated by and sourced from the same resources and markets as those loans originated and held in our portfolio.

Through our Private Client division we offer investment advisory services to individuals, families, businesses and non-profits with personalized investment management, 401(k) advisory services for employers, financial planning, trust services, and tailored lending.

We offer a broad range of risk and insurance solutions including life and health insurance, long term care, automobile, homeowners and liability insurance through Malvern Insurance.

Human Capital Resources

At September 30, 2021, we employed a total of 81 full-time equivalent employees spanning across four states and nine offices.  It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve.  Working within, and giving back to, the local community is the hallmark of a true community bank, and we believe that the strength and commitment of our workforce to our communities is what sets us apart from other community banks.

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

We invest in our employees’ future by sponsoring and prioritizing continued education throughout the Company’s employee ranks. All of our employees are able to participate in regular educational seminars run by outside parties, including but not limited to the Office of the Comptroller of the Currency and the American Bankers Association.  The Bank also participates in the American Bankers Association, Stonier School of Banking.

In order to develop a workforce that aligns with our corporate values, we regularly sponsor local community events so that our employees can better integrate themselves in our communities.  We believe that our employees’ well-being and personal and professional development is fostered by our outreach to the communities we serve.  Our employees’ desire for active community involvement enables us to sponsor a number of local community events and initiatives.

The Company is committed to the overall well-being of our team members. In the COVID-19 pandemic, we have worked to implement state and local directives regarding public health. We provided for remote working where possible.  We will continue to monitor the COVID-19 pandemic including both federal and Pennsylvania state guidance, making adjustments as necessary to support employees.

Supervision and Regulation

The banking industry is highly regulated. Earnings of the Company are affected by state and federal laws and regulations and by policies of various regulatory authorities. Changes in applicable law or in the policies of various regulatory authorities could materially affect the business and prospects of the Company and the Bank. The following discussion of supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.

Regulation of Malvern Bancorp, Inc.

Malvern Bancorp is a bank holding company within the meaning of the Holding Company Act.  As a bank holding company, Malvern Bancorp is supervised by the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits Malvern Bancorp, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.”  The Holding Company Act requires prior approval by the FRB of the acquisition by Malvern Bancorp of more than five percent of the voting stock of any other bank.  Satisfactory capital ratios, Community Reinvestment Act ratings, and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires a bank holding company where so directed by the FRB, to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support its subsidiary bank in circumstances in which it might not be otherwise inclined to do so. Acquisitions by Malvern Bank require approval of the Office of the Comptroller of the Currency (the “OCC”).

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

Under Basel III, the minimum capital ratios for Malvern Bancorp and Malvern Bank are as follows:

•	4.5 percent CET1 to risk-weighted assets
•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets
•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets
•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)

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

With respect to Malvern Bank, Basel III also revised the “prompt corrective action” regulations pursuant to Section 38 of FDICIA, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it meets the aforementioned minimum capital ratios under Basel III. An institution will be classified as ”undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.  Similar categories apply to bank holding companies. The capital ratios applicable to depository institutions under Basel III currently exceed the ratios to be considered well-capitalized under the prompt corrective action regulations. See “—Economic Growth, Regulatory Relief and Consumer Protection Act” below.

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

As indicated in the following tables, as of September 30, 2021, Malvern Bank’s and Malvern Bancorp’s current capital levels exceed the required capital amounts to be considered “well capitalized” and also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules. The Company is not subject to regulatory capital requirements imposed by Basel III on bank holding companies because it is deemed to be a small bank holding company.

Malvern Bank’s capital ratios as of September 30, 2021 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$157,518	13.14%	$47,946	4.00%	$59,933	5.00%	$97,585	8.14%
Common equity Tier 1 (to risk-weighted assets)	157,518	16.13	43,934	4.50	63,460	6.50	94,058	9.63
Tier 1 risk-based capital (to risk-weighted assets)	157,518	16.13	58,579	6.00	78,105	8.00	79,413	8.13
Total risk-based capital (to risk-weighted assets)	169,072	17.32	78,105	8.00	97,632	10.00	71,440	7.32

Failure to meet any of the capital requirements could result in enforcement actions by the regulators, including a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

Malvern Bancorp’s capital ratios as of September 30, 2021 are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)		Excess Over Well-Capitalized Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$142,132	11.84%	$48,020	4.00%	N/A	N/A	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	142,132	14.53	44,024	4.50	N/A	N/A	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	142,132	14.53	58,699	6.00	N/A	N/A	N/A	N/A
Total risk-based capital (to risk-weighted assets)	178,620	18.26	78,265	8.00	N/A	N/A	N/A	N/A

(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2021

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

Loans to Related Parties

Malvern Bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O, as promulgated by the FRB. Among other things, these provisions require that extensions of credit to any such parties (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, Malvern Bancorp and its subsidiaries, other than the Bank under the authority of Regulation O, may not extend or arrange for any personal loans to its directors and executive officers.

Lending Limits

As a national bank, the Bank’s lending limit to any one borrower is 15 percent of the Bank’s capital and surplus (defined as Tier 1 and Tier 2 capital calculated under the risk-based capital standards applicable to the Bank plus the allowance for loan losses (“ALLL”, “allowance”) not included in the Bank’s Tier 2 capital) for most loans ($25.4 million at September 30, 2021) and 25 percent of the Bank’s capital and surplus for loans secured by readily marketable collateral ($42.3 million at September 30, 2021).  At September 30, 2021, the Bank’s largest committed relationship totaled $24.6 million.

2018 Regulatory Reform

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “2018 Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). While the 2018 Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Bank.

The 2018 Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “SBHC Policy”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the 2018 Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict how the new standards under the 2018 Act will ultimately affect the Bank or what specific impact the 2018 Act and the recently promulgated implementing rules and regulations will have on community banks.

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

In June 2020, the OCC promulgated new CRA regulations that significantly changed the regulatory landscape for national banks to comply with CRA requirements.  These new regulations, commonly referred to as the “June 2020 Rules”: (1) clarifies and expands the bank lending, investment, and services that qualify for positive CRA consideration; (2) updates how banks delineate the assessment areas in which they are evaluated; (3) provides additional methods for evaluating CRA performance in a consistent and objective manner; and (4) requires reporting that is timely and transparent.  The June 2020 Rules were created by the OCC without coordination with the other federal bank regulatory agencies.

Following the 2020 presidential elections, and the appointment of a new Acting Comptroller (the head of the OCC), the OCC reviewed and revisited the June 2020 Rules.  In September 2021, the OCC proposed a new series of CRA regulations that would effectively rescind the June 2020 Rules, and replace them with the rules that were jointly adopted in 1995 by the federal bank regulatory agencies, with some amendments.  If this proposed return to the 1995 regulations is finalized and codified, the CRA landscape would largely return to the status that applied to the Bank pre-June 2020.

Corporate Governance

The Sarbanes-Oxley Act of 2002 added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting, to increase corporate responsibility and to protect investors. Among other things, the Sarbanes-Oxley Act of 2002:

•	required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting.
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

Privacy and Data Security Laws

The federal Gramm-Leach-Bliley Act includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We have a detailed privacy policy, which is available on our website. We maintain consumers’ personal information securely, and only share such information with third parties for marketing purposes in accordance with our privacy policy and with the consent of the consumer. In addition, we take measures to safeguard the personal information of our borrowers and investors and protect against unauthorized access to this information.

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

Federal Home Loan Bank System.

Malvern Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks (“FHLB”). Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2021, the Bank had $90.0 million of FHLB advances and $150.0 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0 percent of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  The Bank was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at September 30, 2021 and 2020 of $5.0 million and $6.9 million, respectively.

Federal Reserve System.

The Federal Reserve Board regulations generally requires all depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations are adjusted annually and generally provide that reserves be maintained against aggregate transaction accounts. However, as announced on March 15, 2020, The Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, in light of the shift to an ample reserves regime. This action eliminates the need for thousands of depository institutions to maintain balances in accounts at Reserve Banks to satisfy reserve requirements, thereby freeing up liquidity in the banking system to support lending to households and businesses.

In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank’s common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $2.7 million at both September 30, 2021 and 2020.

The Federal Reserve Bank of Philadelphia pays dividends on the common stock held by the Bank at a current rate of 6%. Dividends received from the Federal Reserve Bank of Philadelphia, totaled $161,000 for the year ended September 30, 2021.

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
•

the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, loan servicing transfers, lender-placed insurance, loss mitigation, error resolution and other customer communications; and

•

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of federal agencies or law enforcement, seeking the production of customer financial records.

Item 1A. Risk Factors.

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. You should carefully consider the risks described below, as well as all other information contained in this Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be materially, adversely affected.

Risks Related to the COVID-19 Pandemic

The global COVID-19 pandemic has led to periods of significant volatility in financial, real estate, commodities and other markets and could harm our business and results of operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the regions and communities in which the Company operates. In response, many state and local governments, including the Commonwealth of Pennsylvania and the State of New Jersey, instituted various emergency restrictions that substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions resulted, and could continue to result, in significant adverse effects on our borrowers and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hotel, construction, commercial real estate, medical, leisure, hospitality and food and beverage industries, among many others, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions and communities in which we operate.

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

The outbreak resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may be implemented again and could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and business partners. The Company maintains a Telework Policy that allows for a modified work schedule of in-person and remote working while limiting certain exposure and spread of the virus. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. We are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experience material disruption due to the COVID-19 pandemic, our borrowers have had, and may continue to have, difficulties in repaying their loans.  Governmental actions providing payment relief to borrowers affected by COVID-19 could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. We have been actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of troubled debt restructurings (“TDRs”) and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

The impact of the COVID-19 pandemic on the metropolitan New York area commercial real estate market has been particularly uncertain.  Loans made to our borrowers in the New York area have been particularly affected by the COVID-19 pandemic. We may continue to incur losses on commercial real estate loans due to declines in occupancy rates and rental rates and decreases in property values. The Bank currently has one $13.6 million non-accrual commercial real estate loan in the metropolitan New York area. The effects of COVID-19 variants create further ambiguity on the strength or likelihood of a financial recovery or a recovery in the commercial real estate market, and the expiration of federal and state stimulus programs, eviction moratoriums, and other support programs may present additional challenges.  Changing consumer and business preferences related to shopping, travel, and returning to the office may lead to medium-and long-term income and valuation challenges in certain commercial real estate sectors. Any further weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

Our prior participation in the SBA PPP loan program could expose us to risks related to noncompliance with the Paycheck Protection Program (“PPP”), which could have a material adverse impact on our business, financial condition and results of operations.

The Company was a participating lender in the PPP, a loan program administered through the SBA, which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. As previously announced the Company subsequently sold the entirety of its PPP loan portfolio, however, we may be required to repurchase, and as a result be exposed to credit risk, on sold PPP loans in certain circumstances if a determination is made by the SBA that there was a deficiency by the Bank with respect to the manner in which the loan was originated, funded, or serviced.

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

Our loan portfolio has been significantly affected by the economic disruptions resulting from the COVID-19 pandemic, which contributed to our loan losses and delinquencies increasing, and we may need to significantly add to our allowance for loan losses.

The economic disruptions related to the COVID-19 pandemic have resulted in a significant increase in delinquencies and loans on nonaccrual status across our loan portfolio as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of certain of our borrowers to repay their loans.

For example, in November 2021 we announced that we completed a sale to a single investor of certain problem loans. Specifically, the Company sold three loans with a book balance of $29.3 million with a write down of approximately $10.4 million. The loans sold included approximately $12.2 million of non-accruing loans and $17.1 million of performing troubled debt restructurings. The Company had classified the loans as “held for sale” at September 30, 2021, after taking write downs to reflect the anticipated sale price of such loans. Including the write down, the Company recorded a provision for loan and lease losses of approximately $10.6 million at the quarter ended September 30, 2021. The loan sale had a material negative impact on the Company’s earnings for the quarter and year ended September 30, 2021. Notwithstanding the sale of the above-mentioned loans, the Company still retains one non-performing commercial real estate loan in the metropolitan New York area carried at a fair value of $13.6 million, classified as held for sale as of September 31, 2021, which could potentially be sold at an additional loss, which could further have a material negative impact on our earnings and financial condition. It is also possible that the impact of the COVID-19 pandemic on the economy and our loan portfolio will increase our exposure to elevated loan losses and delinquencies, and as a result, we may further increase our allowance for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgements about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. The COVID-19 pandemic has further impacted the assumptions and methodologies typically used in making allowances for loan losses, and the availability of materials and other market information, including appraisals, have been impacted by the COVID-19 pandemic, making assumptions more subjective. At September 30, 2021, our allowance for loan losses was 1.21 percent of total loans. Significant additions to our allowance could materially decrease our net income.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations.  Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Our results of operations and financial condition may be adversely affected by changing economic conditions.

A return to a recessionary period, increased inflation, continued disruption in global and domestic supply chains, and other economic conditions could negatively impact our customers in a manner that would adversely affect our results of operations and financial condition.  Volatility in the housing markets, real estate values and unemployment levels, and the deterioration of economic conditions in our market area, could affect our customers’ ability to repay loans and adversely affect our results of operations and future growth potential in the following ways:

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

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2021, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans of $427.0 million, or 46.7 percent of total loans;

•	residential real estate loans of $198.7 million, or 21.7 percent of total loans;
•	commercial and industrial loans of $115.2 million, or 12.6 percent of total loans;
•	construction and development loans of $63.7 million, or 7.0 percent of total loans; and
•	consumer loans of $21.7 million, or 2.4 percent of total loans.

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

We can give you no assurance that the economy and the real estate market in particular will grow or that the rate of growth will accelerate to historic levels. Many factors could significantly reduce or halt growth in our local economy and real estate market. Accordingly, it may become more difficult for commercial real estate borrowers to repay their loans in a timely manner than in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development and/or operation of their properties. The deterioration of one or more of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may reduce the likelihood that a borrower may find permanent financing alternatives. Weaknesses in the commercial real estate market in general could negatively impact our collateral. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect our financial condition and results of operations.

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

Our total reported loans for construction, land development and other land represented 35.7 percent of risk-based capital at September 30, 2021 as compared to 38.4 percent of capital at September 30, 2020. This ratio is below the regulatory commercial real estate concentration guideline level of 100 percent for land and construction loans. Our total reported commercial real estate loans to total risk-based capital was 298.88 percent at September 30, 2021, as compared to 338.2 percent of capital at September 30, 2020. This ratio is above the regulatory commercial real estate concentration guideline level of 300 percent for all investor real estate loans. Our commercial real estate portfolio has decreased by 13.5 percent over the preceding 36 months.

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

Operational, Compliance and Legal Risks

The fair value of our loans held-for-sale and investment securities can fluctuate due to market conditions outside of our control.

As of September 30, 2021, the fair value of loans held-for-sale was approximately $33.2 million, which primarily consisted of two commercial real estate loans in the New York metropolitan area with a fair value of $21.1 million, one commercial real estate loan in Pennsylvania with a fair value of $7.1 million, and one commercial real estate loan in Minnesota with a fair value of $4.3 million. Three of these loans totaling $18.9 million were sold subsequent to September 30, 2021 with no further write down leaving one commercial real estate loan in the New York metropolitan area with a fair value of $13.6 million. The fair value of our investment available-for-sale securities portfolio was approximately $40.8 million.

With respect to our loans held-for-sale, various assumptions are used in connection with calculating the fair value of such loans and the ultimate exit price for such loans might differ materially from the fair value estimates.  Factors beyond our control can significantly influence the fair value of loans held-for-sale in our portfolio and can cause potential adverse changes. These factors include, but are not limited to, general market conditions, changes in market interest rates, as well as all of the various other risks and assumptions noted throughout this Report with respect to market and other changes that can impact our loan portfolio in general. Additionally, and as mentioned elsewhere in this Report, loans made to our borrowers in the New York metropolitan area have been particularly affected by the COVID-19 pandemic and otherwise, and commercial real estate properties in the New York metropolitan area have suffered declines in occupancy rates and rental rates, as well as general decreases in property values. Any further weakening of the commercial real estate market in this market may impact the one loan in the New York metropolitan area with a fair value of $13.6 million. Any of these factors (including the ultimate sale price of any loans held-for-sale), among others, could cause realized and/or unrealized losses in future periods, which could have a material adverse effect on us and our financial condition.

With respect to our investment securities portfolio, we have historically adopted a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees or if we lose the services of our senior management team.

Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. The unanticipated loss of members of our senior management team, could have a material adverse effect on our results of operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. The COVID-19 pandemic, along with general economic conditions, has made it more difficult to retain existing employees and to attract new employees.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, the Current Expected Credit Loss (“CECL”), that will be effective for the Company and the Bank for fiscal years beginning on October 1, 2023.  The CECL standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Uncertainty relating to the LIBOR determination process and LIBOR discontinuance may adversely affect our results of operations.

LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.

In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition.  In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR.  The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.

We have not yet determined which alternative rate is most applicable, and there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to the Company and the industry.

The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on the Company’s business, financial condition, and results of operations. In particular, any such transition could:

•

adversely affect the interest rates paid or received on, and the revenue and expenses associated with, the Company’s floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•

adversely affect the value of the Company’s floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•

require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

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

We also outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

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

Recent legislative changes may increase our tax expense.

In 2019 New Jersey adopted legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5 percent for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5 percent for tax years beginning on or after January 1, 2020 through December 31, 2021. However, in 2020, this surtax was extended through December 31, 2023, at the 2.5 percent level. The legislation also required combined filing for members of an affiliated group for years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits, to varying degrees related to the Company’s size, operating area and organizational structure, the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been issued, it is possible that the Company will lose the benefit of at least certain of its tax management strategies and, if so, our total tax expense will increase.

The change in administration could also lead to changes in federal tax laws as well as changes in regulatory requirements and oversight. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. An increase in our corporate tax rate could have an unfavorable impact on our earnings and capital generation abilities. Similarly, our clients could experience varying effects from changes in tax laws and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole. In addition, changes to regulatory requirements and oversight could increase our costs of regulatory compliance and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FRB, our primary federal regulator, the OCC, the Bank’s primary federal regulator, and by the FDIC, as insurer of the Bank’s deposits. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. We are also subject to regulation by the SEC, as a publicly-traded reporting company, and by Nasdaq, the stock exchange where our common stock is listed. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Additionally, being subject to increased regulations and oversight increases the professional fees we incur in connection with legal, accounting and audit expense, which could in turn impact our financial condition.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

     Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure.  Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights.  Increased ESG related compliance costs could result in increases to our overall operational costs.  Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price.  New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

General Risk Factors

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

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations. Compliance with increased or new standards and regulations applicable to our Company may entail management spending increased time addressing such standards and regulations. Further, the Company may be required to expend additional capital resources on professional advisors, which could increase operational expenses and therefore negatively impact our net income.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

At September 30, 2021, the Bank owns and maintains the premises in which the Bank’s headquarters and five full-service financial centers are located in Paoli, Malvern, Coventry, Berwyn and Lionville, Pennsylvania. The Bank also leases the following:  one financial center located in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one credit administrative office located in Quakertown, Pennsylvania; one private banking office located in Morristown, New Jersey; one private banking office located in Palm Beach, Florida; one representative office located in Wellington, Florida; and one representative office located in Allentown, Pennsylvania. The specific location of each of the offices are as follows:

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

163 Madison Avenue, 3rd Floor, Morristown, NJ 07960

205 Worth Avenue, Suite 308, Palm Beach, FL 33480

12773 W Forest Hill Blvd., Ste. 120, Wellington, FL 33414

1275 Glenlivet Drive, Ste. 100, Allentown, PA 18106

Management believes the current facilities are suitable for their present and intended purposes, and the Company is evaluating our real estate strategy as it relates to the impact of the COVID-19 pandemic and changing needs of a remote workforce.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the Nasdaq Global Market exchange under the ticker symbol “MLVF”. As of December 20, 2021, the Company had approximately 377 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

For the years ended September 30, 2021 and 2020, no cash dividends per share of common stock were declared by the Company.  It is our policy to retain earnings, if any, to provide funds for use in our business.  Although we have never declared or paid dividends on our common stock, our Board of Directors periodically reviews whether to declare or pay cash dividends taking into account, among other things, general business conditions, our financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as our Board may deem relevant.

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

Information on Unregistered Sales and Stock Repurchases

There were no unregistered sales of the Company’s stock during the fourth quarter of 2021.

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company was authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020 to December 31, 2020. This plan expired during fiscal year end September 30, 2021 and was not further extended. There were no repurchases of shares of the Company’s securities during the fourth quarter of 2021.

Item 6.  Selected Financial Data.

This Item has been omitted as it is no longer required.

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

See the first page of this Report for information regarding forward-looking statements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In particular, the Company has identified the determination of the ALLL, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Note 2 to our audited consolidated financial statements contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves more complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, inflation, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. There can be no assurances that actual results will not differ from those estimates.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Under Section 4013 of the CARES Act and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be troubled debt restructurings (“TDRs”).  Some of the provisions applicable to the Company include, but are not limited to:

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

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020).  Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR.  The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who are current on payments prior to any relief granted to them are not TDRs.  This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payments.  Loan modifications were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions working with customers affected by COVID-19 and therefore were not classified as TDRs.

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

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package includes legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020. This new legislation extends this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022.

Paycheck Protection Program

The CARES Act established the PPP, an expansion of the EIDL, administrated directly by the SBA.

The Company started accepting and processing applications for loans under the PPP in early April 2020, when the program was officially launched by the SBA and Treasury Department under the CARES Act. The Company sold the entirety of its PPP loan portfolio in December 2020.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost. As of September 30, 2021, the Company had adequate sources of liquidity.

Capital Strength

The Company’s capital ratios continue to exceed the highest required regulatory benchmark levels. As of September 30, 2021, common equity Tier 1 capital ratio was 14.53 percent, Tier 1 leverage ratio was 11.84 percent, Tier 1 risk-based capital ratio was 14.53 percent and the total risk-based capital ratio was 18.33 percent.

Deferral and Modification Requests

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As of

September 30, 2021, the Company had eight COVID-19  pandemic related loan modification agreements totaling $61.2 million representing 6.7 percent of gross loans outstanding. Further details regarding these modifications are provided in the table below.  At September 30, 2020, the Company had 43 COVID-19-related modified loan deferrals totaling $144.8 million or 13.9% of total loans. Of the remaining $61.2 million deferrals, approximately $37.3 million or 54.7% of the deferrals are paying the contractual interest payments.  For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity will continue beyond fiscal year 2021.

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%
Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-		5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

	September 30, 2020
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.65%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

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

Qualitative or environmental factors that may result in further adjustments to the quantitative analyses include items such as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, and value of underlying collateral. The total net adjustments due to all qualitative factors increased the allowance for loan losses by approximately $8.2 million to $11.5 million and $8.6 million to $12.4 million at September 30, 2021 and September 30, 2020, respectively.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2021, the Company had $19.9 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a DTA requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net DTA amounted to $3.5 million and $3.7 million at September 30, 2021 and at September 30, 2020, respectively. In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net DTA beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company did not have a DTA valuation allowance as of September 30, 2021 and September 30, 2020.

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

Other assets decreased from $16.3 million at September 30, 2020, to $12.1 million at September 30, 2021. Other liabilities also decreased from $12.6 million at September 30, 2020, to $10.5 million at September 30, 2021, primarily due to the change in fair value of derivatives related to the Bank’s commercial loan hedging program during fiscal year 2021.

Results of Operations

Net loss for the year ended September 30, 2021, was $(92,000) as compared to $644,000 earned in fiscal year 2020. For fiscal year 2021, the fully diluted loss per common share was $(0.01) as compared with earnings per common share of $0.08 per share in fiscal year 2020.

The decreases in net income and diluted earnings per share were primarily due to the previously disclosed write down and transfer of four commercial real estate loans to held for sale at September 30, 2021, at a fair value of $32.5 million, and the resultant provision for loan loss expense recorded of $11.2 million.

For the year ended September 30, 2021, the Company’s return on average equity (‘‘ROAE’’) was (0.06) percent and its return on average assets (‘‘ROAA’’) was (0.01) percent. The comparable ratios for the year ended September 30, 2020 were ROAE of 0.45 percent and ROAA of 0.05 percent.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated.

Net Interest Income

	Year Ended September 30,
	2021			2020
(In thousands)	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
Interest income:
Loans, including fees	$36,370	$(5,071)	(12.24)	$41,441	$(2,313)	(5.29)
Investment securities	1,556	384	32.76	1,172	(17)	(1.43)
Dividends, restricted stock	459	(172)	(27.26)	631	4	0.64
Interest-bearing cash accounts	31	(1,032)	(97.08)	1,063	(1,202)	(53.07)
Total interest income	38,416	(5,891)	(13.30)	44,307	(3,528)	(7.38)
Interest expense:
Deposits	6,748	(6,098)	(47.47)	12,846	(1,502)	(10.47)
Short-term borrowings	48	48	100.00	—	(7)	(100.00)
Long-term borrowings	2,029	(869)	(29.99)	2,898	25	0.87
Subordinated debt	1,531	—	—	1,531	(1)	(0.07)
Total interest expense	10,356	(6,919)	(40.05)	17,275	(1,485)	(7.92)
Net interest income	$28,060	$1,028	3.80	$27,032	$(2,043)	(7.03)

Net interest income is directly affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, which support those assets, as well as changes in the rates earned and paid.

Net interest income for the year ended September 30, 2021, increased $1.0 million, or 3.80 percent, to $28.1 million, from $27.0 million for fiscal year 2020. The Company’s net interest margin increased 32 basis points to 2.62 percent in fiscal year ended September 30, 2021, from 2.30 percent for the fiscal year ended September 30, 2020.  During fiscal year 2021, our net interest margin was impacted by a decrease in the costs of money market and interest-bearing demand deposit accounts.

As previously mentioned, the increase in net interest income during fiscal year 2021 was attributable in part to decrease in costs on money market and interest-bearing demand deposit accounts. The Company experienced an increase of $3.4 million in noninterest-bearing deposits during fiscal year 2021 and an increase of $43.8 million in interest-bearing demand, savings, money market and time deposits during fiscal year 2021.  During the fiscal year ended September 30, 2021, the Company’s net interest spread increased by 46 basis points reflecting a decrease in both the average yield on interest-earning assets and the average interest rates paid on interest-bearing liabilities of 20 basis points and 66 basis points, respectively.

For the fiscal year ended September 30, 2021, average interest-earning assets decreased by $101.4 million to $1.1 billion, as compared with the fiscal year ended September 30, 2020. The change in average interest-earning asset volume was primarily due to decreased deposits in other banks combined with decreased loan volume. Average interest-bearing liabilities decreased by $24.1 million in fiscal year 2021 compared to fiscal year 2020, due primarily to a decrease in average borrowings.

The factors underlying the year-to-year changes in net interest income are reﬂected in the tables presented above. The table on page 39 (Average Statements of Condition with Interest and Average Rates) shows the Company’s consolidated average balance of assets, liabilities and shareholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

Total Interest Income

Interest income for the year ended September 30, 2021, decreased by approximately $5.9 million, or 13.3 percent, as compared with the year ended September 30, 2020. This decrease was due primarily to a decrease in the rate earned on loans combined with decreased loan volume.

The average balance of the Company’s loan portfolio decreased $42.1 million in fiscal year 2021 to $984.1 million from $1.026 billion in fiscal year 2020, primarily driven by a decrease in loan volume.

The average loan portfolio represented approximately 91.8 percent of the Company’s interest-earning assets (on average) during fiscal year 2021 and 87.5 percent for fiscal year 2020.  Average investment securities increased during fiscal year 2021 by $14.4 million compared to fiscal year 2020. Interest-bearing cash decreased in fiscal year 2021 by $72.2 million compared to fiscal year 2020. The average yield on interest-earning assets decreased from 3.78 percent in fiscal year 2020 to 3.58 percent in fiscal year 2021.

Interest Expense

Interest expense for the year ended September 30, 2021 was principally impacted by rate related factors. The changes resulted in decreased expense of $6.9 million primarily due to a decrease in rates paid on money market and certificate of deposit accounts from fiscal year 2020 to fiscal year 2021.

The cost of total average interest-bearing liabilities decreased to 1.03 percent for the year ended September 30, 2021, a decrease of 66 basis points, from 1.69 percent for the year ended September 30, 2020.

The Company’s net interest spread, (i.e., the average yield on average interest-earning assets minus the average rate paid on interest-bearing liabilities) increased 46 basis points to 2.55 percent in fiscal year 2021 from 2.09 percent for fiscal year 2020. The increase in fiscal year 2021 reflected a decreased cost in interest-bearing liabilities.

Rate/Volume Analysis

The following table quantiﬁes the impact on net interest income and margin resulting from volume changes in average balances of interest earning assets, interest bearing liabilities, and average related yields and associated funding costs over the past two years. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Fiscal Year 2021/2020 Increase (Decrease) Due to Change in:
(In thousands)	Average Volume	Average Rate	Net Change
Interest-earning assets:
Loans, including fees	$(1,701)	$(3,370)	$(5,071)
Investment securities	391	(7)	384
Interest-bearing cash accounts	(816)	(216)	(1,032)
Dividends, restricted stock	(100)	(72)	(172)
Total interest-earning assets	(2,226)	(3,665)	(5,891)
Interest-bearing liabilities:
Money market deposits	904	(3,188)	(2,284)
Savings deposits	7	2	9
Certificates of deposit	(1,846)	(1,134)	(2,980)
Other interest-bearing deposits	227	(1,070)	(843)
Total interest-bearing deposits	(708)	(5,390)	(6,098)
Borrowings	(707)	(114)	(821)
Total interest-bearing liabilities	(1,415)	(5,504)	(6,919)
Change in net interest income	$(811)	$1,839	$1,028

The following table, ‘‘Average Statements of Condition with Interest and Average Rates’’ presents for the years ended September 30, 2021, and 2020, the Company’s average assets, liabilities, and shareholders’ equity. The Company’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reﬂected.

	Year Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned /Paid	Average Yield /Rate	Average Outstanding Balance	Interest Earned /Paid	Average Yield/ Rate
	(In thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$984,125	$36,370	3.70%	$1,026,221	$41,441	4.04%
Investment securities	57,666	1,556	2.70	43,237	1,172	2.71
Deposits in other banks	21,626	31	0.14	93,807	1,063	1.13
FHLB stock	8,487	459	5.41	10,089	631	6.25
Total interest earning assets(1)	1,071,904	38,416	3.58	1,173,354	44,307	3.78
Non-interest earning assets
Cash and due from banks	94,986			15,365
Bank owned life insurance	25,713			20,260
Other assets	28,530			28,133
Other real estate owned	5,581			5,796
Allowance for loan losses	(12,454)			(10,386)
Total non-interest earning assets	142,356			59,168
Total assets	$1,214,260			$1,232,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Money Market accounts	$343,640	$1,726	0.50%	$280,427	$4,010	1.43%
Savings accounts	48,558	59	0.12	42,983	50	0.12
Certificate accounts	159,109	2,282	1.43	244,980	5,262	2.15
Other interest-bearing deposits	313,460	2,681	0.86	294,523	3,524	1.20
Total deposits	864,767	6,748	0.78	862,913	12,846	1.49
Borrowed funds	136,197	3,608	2.65	162,109	4,429	2.73
Total interest-bearing liabilities	1,000,964	10,356	1.03	1,025,022	17,275	1.69
Non-interest bearing liabilities
Demand deposits	50,619			44,833
Other liabilities	16,684			18,150
Total non-interest-bearing liabilities	67,303			62,983
Shareholders’ equity	145,993			144,517
Total liabilities and shareholders’ equity	$1,214,260			$1,232,522
Net interest spread			2.55%			2.09%
Net interest margin			2.62%			2.30%
Net Interest income		$28,060			$27,032

(1)	Includes non-accrual loans during the respective periods. Calculated net of unamortized deferred loan fees, loan discounts, undisbursed portions of loans-in-process, and allowance for loan losses.

Other Income

The following table presents the principal categories of other (“non-interest”) income for each of the years in the two-year period ended September 30, 2021.

	Year Ended September 30,
	2021	2020	Increase (Decrease)	% Change
	(In thousands)
Service charges and other fees	$1,323	$1,316	$7	0.53%
Rental income-other	217	217	—	—
Net gains on sale of investments	779	330	449	136.06
Net gains on sale of loans	788	116	672	579.31
Earnings on bank-owned life insurance	656	509	147	28.88
Total other income	$3,763	$2,488	$1,275	51.25%

For the fiscal year ended September 30, 2021, total other income increased $1.3 million compared to the fiscal year ended September 30, 2020. This increase was primarily a result of increases of $672,000 in net gain on sales of loans, $449,000 in net gain on sale of investments, and $147,000 in earnings on banked-owned life insurance.

The increase on the sale of investments resulted from managing and optimizing normal portfolio activity, while the gain on sale of loans was primarily the result of a strategic effort to originate and sell residential loans in the low interest rate environment throughout fiscal year 2021 and the gain on sale of PPP loans, previously announced in the first fiscal quarter ended December 31, 2020.

Other Expense

The following table presents the principal categories of other expense for each of the years in the two-year period ended September 30, 2021.

	Year Ended September 30,
	2021	2020	Increase (Decrease)	% Change
	(In thousands)
Salaries and employee benefits	$9,143	$8,889	$254	2.86%
Occupancy expense	2,198	2,309	(111)	(4.81)
Federal deposit insurance premium	313	155	158	101.94
Advertising	109	119	(10)	(8.40)
Data processing	1,267	1,105	162	14.66
Professional fees	3,178	1,995	1,183	59.30
Other real estate owned expense, net	866	88	778	884.09
Pennsylvania shares tax	678	678	—	—
Other operating expense	3,199	2,964	235	7.93
Total other expense	$20,951	$18,302	$2,649	14.47%

For the fiscal year ended September 30, 2021, total other expense increased $2.6 million, or 14.5 percent, compared to the fiscal year ended September 30, 2020. This increase primarily resulted from increases of $1.2 million in professional fees associated with legal, accounting, and audit expenses related to the Company’s periodic and annual filings including matters arising out of the Company’s prior restatements, $778,000 in net OREO expense due to the Company’s valuation adjustment for one commercial real estate property, $254,000 in salaries and employee benefits, $235,000 in other operating expenses, and $158,000 in federal deposit insurance premiums.

Financial Condition

Investment Portfolio

For the year ended September 30, 2021, the average volume of investment securities increased by $14.4 million to approximately $57.7 million or 5.4 percent of average interest-earning assets, from $43.2 million or 3.7 percent of average interest-earning assets, for the year ended September 30, 2020. At September 30, 2021, the total investment portfolio amounted to $70.8 million, an increase of $24.3 million from September 30, 2020. The increase in the investment portfolio was primarily due to purchases in the investment portfolio of $53.7 million, partially offset by maturities, calls and principal repayments in the amount of $12.8 million and sales in the amount of $17.3 million during fiscal year 2021. At September 30, 2021, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and equity securities.

During the year ended September 30, 2021, volume related factors increased investment revenue by $391,000, while rate related factors decreased investment revenue by $7,000. The yield on investments decreased by one basis point to 2.70 percent from a yield of 2.71 percent during the year ended September 30, 2020.

As of September 30, 2021, the estimated fair value of the available-for-sale securities disclosed below was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. As of September 30, 2021, the Company held five corporate securities and two U.S. government agency security, one municipal security, and one single issuer trust preferred security which were in an unrealized loss position. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2021 represents other-than-temporary impairment.

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

For fiscal year 2021, proceeds of available-for-sale investment securities sold amounted to approximately $17.3 million. There were gains of approximately $779,000 associated with these sales. For fiscal year 2020, proceeds of available-for-sale investment securities sold amounted to approximately $8.9 million and gross realized gains on investment securities sold amounted to approximately $330,000.

The varying amount of sales from the available-for-sale portfolio reflects the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Company to protect itself from interest rate exposure. Securities that once appeared to be sound long-term investments can, after changes in the market, become securities that the Company wishes to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The table below illustrates the maturity distribution and weighted average yield for investment securities at September 30, 2021, based on a contractual maturity.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Available for Sale Securities:
U.S. government agencies and obligations	$—	—%	$—	—%	$—	—%	$5,000	2.59%	$5,000	$4,993	2.59%
State and municipal obligations	—	—	945	2.00	—	—	1,822	2.55	2,767	2,765	2.36
Single issuer trust preferred security	—	—	—	—	1,000	0.75	—	—	1,000	875	0.75
Corporate debt securities	—	—	3,500	1.25	26,989	3.35	1,500	3.75	31,989	32,180	3.14
Total	$—	—%	$4,445	1.41%	$27,989	3.27%	$8,322	2.79%	$40,756	$40,813	2.96%
Held to Maturity Securities:
U.S. government agencies and obligations	$—	—%	$—	—%	$5,000	2.01%	$5,000	2.70%	$10,000	$10,011	2.35
State and municipal obligations	$—	—%	$1,093	2.19%	$665	2.39%	$4,304	1.41%	$6,062	$6,117	1.67%
Corporate debt securities	—	—	3,383	3.82	—	—	—	—	3,383	3,607	3.82
Mortgage- backed securities	—	—	—	—	311	1.93	8,752	1.89	9,062	9,178	1.89
Total	$—	—%	$4,476	3.42%	$5,977	2.05%	$18,056	2.00%	$28,507	$28,913	2.23%
Equity Securities:
Mutual fund	500	4.00%	—	—%	1,000	4.00%	—	—%	1,500	1,500	4.00%
Total	$500	4.00%	$—	—%	$1,000	4.00%	$—	—%	$1,500	$1,500	4.00%
Total Investment Securities	$500	4.00%	$8,921	2.15%	$33,966	4.50%	$26,378	1.76%	$70,763	$71,226	2.98%

For information regarding the carrying value of the investment portfolio, see Note 6 and Note 12 of the Notes to the Consolidated Financial Statements.

The following table sets forth the carrying value of the Company’s investment securities, as of September 30, for each of the last two years.

	2021	2020
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies and obligations	$4,993	$5,040
State and municipal obligations	2,765	3,105
Single issuer trust preferred security	875	925
Corporate debt securities	32,180	20,948
Total available-for-sale	$40,813	$30,018
Investment Securities Held-to-Maturity:
U.S. government agencies	$10,000	$—
State and municipal obligations	6,062	1,794
Corporate debt securities	3,383	3,498
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	9,062	9,678
Total held-to-maturity	$28,507	$14,970
Equity Securities:
Mutual fund	$1,500	$1,523
Total equity securities	$1,500	$1,523
Total investment securities	$70,820	$46,511

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

At September 30, 2021, total gross loans amounted to $913.8 million, a decrease of $125.2 million or 12.0 percent as compared to September 30, 2020. At September 30, 2021, total net loans amounted to $903.0 million, a decrease of $123.9 million or 12.1 percent as compared to September 30, 2020.   For the year ended September 30, 2021, the gross loan portfolio saw declines of $43.4 million in residential mortgage loans, $67.7 million in commercial loans, $9.08 million in consumer loans, and $5.1 million in construction and land loans.

The average balance of our total loans decreased $42.1 million, or 4.1 percent, for the year ended September 30, 2021, as compared to September 30, 2020, while the average yield on loans decreased 34 basis points to 3.70 percent for the year ended September 30, 2021, from 4.04 percent for the year ended September 30, 2020. During fiscal year 2021 compared to fiscal year 2020, the volume-related factors during the period contributed to a decrease of interest income on loans of $1.7 million, while the rate-related changes decreased interest income by $3.3 million.

The following table presents information regarding the components of the Company’s loan portfolio (which does not include loans held for sale, except as noted below) on the dates indicated.

	September 30,
	2021	2020	2019	2018	2017
	(In thousands)
Residential mortgage	$198,710	$242,090	$220,011	$197,219	$192,500
Construction and Development:
Residential and commercial	61,492	65,703	40,346	37,433	35,622
Land	2,204	3,110	3,420	9,221	18,377
Total construction and development	63,696	68,813	43,766	46,654	53,999
Commercial:
Commercial real estate	426,915	495,398	547,727	498,229	442,060
Farmland	10,297	7,517	7,563	12,066	1,723
Multi-family	66,332	67,767	62,884	45,102	39,768
Commercial and industrial	115,246	116,584	99,747	73,895	70,677
Other	10,954	10,142	4,450	6,164	4,160
Total commercial	629,744	697,408	722,371	635,456	558,388
Consumer:
Home equity lines of credit	13,491	17,128	19,506	14,884	16,509
Second mortgages	5,884	10,711	13,737	18,363	22,480
Other	2,299	2,851	2,030	2,315	2,570
Total consumer	21,674	30,690	35,273	35,562	41,559
Total loans	913,824	1,039,001	1,021,421	914,891	846,446
Deferred loan fees and costs, net	629	326	663	566	590
Allowance for loan losses	(11,472)	(12,433)	(10,095)	(9,021)	(8,405)
Loans receivable, net	$902,981	$1,026,894	$1,011,989	$906,436	$838,631

At September 30, 2021, our net loan portfolio totaled $903.0 million or 74.7 percent of total assets.  Our principal lending activity has been the origination of residential, commercial, and commercial real estate loans. Through our loan policy, we utilize strict underwriting guidelines to maintain low average loan-to-value (“LTV”) ratios and require maximum gross debt ratios and minimum debt coverage ratios.

Loans are subject to federal and state law and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Bank, legislative tax policies and governmental budgetary matters.

The loans receivable portfolio is segmented into residential mortgage loans, construction and development loans, commercial loans and consumer loans. The residential mortgage loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial construction loans and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built and occupied by the homeowner. Commercial construction loans are made for the purpose of acquiring, developing, and constructing a commercial use structure and for acquisition, development, and construction of residential properties by residential developers. The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

Residential Lending. Residential mortgage originations are secured primarily by properties located in the Company’s market areas and surrounding areas. At September 30, 2021, $198.7 million, or 21.7 percent, of our total loans in our portfolio consisted of single-family residential mortgage loans

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). Applications for one- to four-family residential mortgage loans are taken by our loan origination officers  and are accepted at any of our banking offices and are then referred to the lending department in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three, five or seven years and then adjusts annually. However, due to the low interest rate environment and demand for fixed rate products, we have not originated a significant amount of ARM loans in recent years. At September 30, 2021, $59.5 million, or 29.9 percent, of our one- to four-family residential mortgage loans consisted of ARM loans.

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

Construction and Development Loans. The amount of our outstanding construction and development loans in our portfolio increased to $63.7 million or 7.0 percent of gross loans at September 30, 2021 from $68.8 million or 6.6 percent of gross loans as of September 30, 2020. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction loans also include single-family residential construction loans which may if approved convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm” loans). During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to the prime rate, as the home is being constructed. On residential construction to perm loans the final interest rate is approved upon the earlier of the completion of construction or one year, these loans if approved by the appropriate approving authority, convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans.

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

Our construction loans also include loans for the acquisition and development of land for sale (i.e., roads, sewer and water lines). We typically make these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are limited to a loan-to-value ratio not exceeding 75 percent of the appraised value at the time of origination. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. We limit loans of this type to our market area and to developers with whom we have established relationships. In most cases, we also obtain personal guarantees from the borrowers.

Our loan portfolio included two loans secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $2.2 million, constituting 0.2 percent of total loans, at September 30, 2021.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2021, approximately $443,000, or 3.7 percent, of our allowance for loan losses was attributed to construction and development loans. We had no construction and development loans that were non-performing at September 30, 2021 and at September 30, 2020. We had no construction and development loans that were performing TDRs at September 30, 2021 and at September 30, 2020.

Commercial Lending. At September 30, 2021, our loans secured by commercial real estate amounted to $426.9 million and constituted 46.7 percent of our gross loans at such date. During the year ended September 30, 2021, the commercial real estate loan portfolio decreased by $68.5 million, or 13.82 percent.  During fiscal year 2021, we had $11.9 million in charge-offs of commercial real estate loans, as compared to $8.3 million of charge-offs of commercial real estate loans for fiscal year 2020.

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

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2021, there was zero non-accruing commercial real estate mortgage loans.  This excludes commercial real estate mortgage loans held-for-sale that were classified as non-accruing in the amount of $21.1 million. As of September 30, 2021, $7.0 million, or 61.4 percent of our allowance for loan losses, was allocated to commercial real estate mortgage loans. As of September 30, 2021, our commercial real estate loans held in our portfolio that were deemed performing troubled debt restructurings increased to $12.2 million from $11.4 million as of September 30, 2020.

At September 30, 2021, our multi-family loan portfolio included 23 loans with an aggregate book value of $66.3 million secured by multi-family (more than four units) properties, constituting 7.3 percent of our gross loans at such date. As of September 30, 2021, we had no non-accruing multi-family loans.

At September 30, 2021, we had $115.2 million in commercial business loans, or 12.6 percent of gross loans outstanding, in our portfolio. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area. The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2021, we had one $2.5 million non-accruing commercial loan in our loan portfolio. At such date, approximately $2.3 million, or 19.8 percent of the allowance for loan losses, was allocated to commercial business loans primarily due to a specific reserve of $1.5 million on the same loan mentioned above. At September 30, 2021, one commercial business loan totaling $549,000 was deemed a performing troubled debt restructuring loan. There were no commercial troubled debt restructured loans at September 30, 2020.

In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location, and physical condition. Generally, our practice in recent periods is to impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service/debt service) of not less than 120 percent. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value and are reviewed by us prior to the closing of the loan.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $21.7 million or 2.4 percent of our total loan portfolio at September 30, 2021. The largest components of our consumer loans are home equity lines of credit, which amounted to $13.5 million at September 30, 2021, and loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $5.9 million at September 30, 2021. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity lines of credit are variable rate loans tied to LIBOR, treasury, and prime rates. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 15 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that the maximum loan-to-value ratio on our home equity lines of credit is 80 percent when the Bank has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 75 percent when the Bank does not have the first mortgage. At September 30, 2021, the unused portion of our home equity lines of credit was $25.7 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.  In the year ended September 30, 2021, we recovered $129,000 of previously charged-off consumer loans mostly consisting of second mortgage loans, as compared to $66,000 of charge-offs, mostly consisting of second mortgage loans, during the year ended September 30, 2020. As of September 30, 2021, we had $278,000 of non-accruing second mortgage loans and $23,000 of non-accruing home equity lines of credit, representing an increase of $21,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2020. At September 30, 2021, $1.0 million of our consumer loans were classified as substandard consumer loans. At September 30, 2021, an aggregate of $163,000 of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

The following table presents the contractual maturity of our loans held in portfolio at September 30, 2021. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	At September 30, 2021, Maturing
	In One Year or Less	After One Years Through Five Years	After Five Years	Total
	(In thousands)
Residential mortgage	$1,087	$4,237	$193,386	$198,710
Construction and Development:
Residential and commercial	21,059	26,672	13,761	61,492
Land	1,634	570	—	2,204
Total construction and development	22,693	27,242	13,761	63,696
Commercial:
Commercial real estate	28,857	230,010	168,048	426,915
Farmland	3,650	1,062	5,585	10,297
Multi-family	15,709	23,083	27,540	66,332
Commercial and industrial	43,584	61,262	10,400	115,246
Other	6,628	4,326	—	10,954
Total commercial	98,428	319,743	211,573	629,744
Consumer:
Home equity lines of credit	—	887	12,604	13,491
Second mortgages	501	1,226	4,157	5,884
Other	205	1,918	176	2,299
Total consumer	706	4,031	16,937	21,674
Total	$122,914	$355,253	$435,657	$913,824
Loans with:
Fixed rates	$17,835	$121,268	$184,894	$323,997
Variable rates	105,079	233,985	250,763	589,827
Total	$122,914	$355,253	$435,657	$913,824

For additional information regarding loans, see Note 7 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“ALLL” or “allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance is maintained at an amount considered adequate by management to provide for potential loan losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such qualitative factors as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, value of underlying collateral, the level and trend of interest rates, and peer group statistics are also reviewed. At September 30, 2021, the level of the allowance was $11.5 million as compared to a level of $12.4 million at September 30, 2020. The Company made loan loss provisions of $11.2 million in fiscal year 2021 compared with $10.6 million in fiscal year 2020. Provision expense was higher during the fiscal year ended September 30, 2021, due primarily to four commercial loans that were transferred to held-for-sale. The level of the allowance during the fiscal years of 2021 and 2020 reﬂects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, and loan volume recorded during the periods and the

Company’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2021, the allowance amounted to 1.21 percent of total gross loans. In management’s view, the level of the allowance at September 30, 2021 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a ‘‘Forward Looking Statement’’ under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information reasonably available to it, the level of the allowance remains an estimate, which is subject to signiﬁcant judgment and short-term change. The OCC, as an integral part of its examination process, periodically reviews the Company’s allowance. The OCC may require the Company to increase the allowance based on its analysis of information available to it at the time of its examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting real estate in the Bank’s market areas and a deterioration of the economic climate, as well as, operating, regulatory and other conditions beyond the Company’s control, including those as a result of the COVID-19 pandemic. The allowance as a percentage of total loans amounted to 1.21 percent and 1.20 percent at September 30, 2021, and 2020, respectively. Net charge-offs were $12.1 million in fiscal year 2021, compared to net charge-offs of $8.3 million in fiscal year 2020. Charge-offs were higher primarily in the commercial real estate portfolio segment in fiscal year 2021 than in fiscal year 2020 due the transfer of four commercial real estate loans at fair value to loans held for sale during the quarter ended September 30, 2021.

At September 30, 2021, the Company recorded a write down of approximately $10.8 million related to three commercial real estate loans with an aggregate book balance of $29.3 million.  Included in these loans was one non-accrual commercial real estate loan totaling approximately $12.2 million and two trouble debt restructured commercial real estate loans totaling $17.1 million.  These loans were transferred to the held-for-sale loan category at the fair value of $18.9 million reflecting management’s intent to sell these loans and the anticipated sale price of such loans. The three loans were subsequently sold in October 2021.  There was one additional non-accrual commercial real estate loan transferred to held-for-sale at September 30, 2021, with an aggregate book balance of $13.6 million, for which the Company continues to evaluate a sale of this loan.

Five-Year Statistical Allowance for Loan Losses

The following table reﬂects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past ﬁve years.

	September 30,
	2021	2020	2019	2018	2017
	(In thousands)
Average loans outstanding	$945,457	$1,026,221	$977,876	$860,366	$740,646
Total loans at end of period	$947,023(1)	$1,039,001	$1,021,421	$914,891	$846,446
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$12,433	$10,095	$9,021	$8,405	$5,434
Charge-offs:
Residential mortgage	—	—	17	60	—
Commercial:
Commercial real estate	11,930	8,330	1,418	276	—
Commercial and industrial	379	—	—	45	—
Consumer:
Home equity lines of credit	—	62	—	—	—
Second mortgages	—	3	45	88	218
Other	4	1	37	2	5
Total charge-offs	12,313	8,396	1,517	471	223
Recoveries:
Residential mortgage	41	25	79	58	2
Construction and Development:
Residential and commercial	4	—	—	—	90
Commercial:
Commercial real estate	1	6	23	11	40
Commercial and industrial	2	2	4	4	9
Consumer:
Home equity lines of credit	17	1	1	1	18
Second mortgages	108	88	94	52	232
Other	3	2	11	7	12
Total recoveries	176	124	212	133	403
Net charge-offs (recoveries)	12,137	8,272	1,305	3,38	(180)
Provision for loan losses	11,176	10,610	2,379	954	2,791
Balance at end of year	$11,472	$12,433	$10,095	$9,021	$8,405
Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	1.28%	0.81%	0.13%	0.04%	(0.02)%
Allowance for loan losses as a percentage of total loans at end of year	1.21%	1.20%	0.99%	0.99%	0.99%
(1)	Balance includes loans held for sale for 2021.

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2021		2020		2019		2018		2017
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(In thousands)
Residential mortgage	$934	21.8%	$1,667	23.3%	$1,364	21.6%	$1,062	21.6%	$1,004	22.7%
Construction and Development:
Residential and commercial	428	6.7	465	6.3	523	3.9	393	4.1	523	4.2
Land loans	15	0.2	23	0.3	20	0.3	49	1.0	132	2.2
Commercial:
Commercial real estate	7,043	46.7	8,682	47.7	5,903	53.7	5,031	54.4	3,581	52.2
Farmland	56	1.1	47	0.7	49	0.7	66	1.3	9	0.2
Multi-family	450	7.3	511	6.5	369	6.2	232	4.9	224	4.7
Commercial and industrial	2,221	12.6	578	11.2	615	9.8	443	8.1	520	8.3
Other	54	1.2	51	1.0	21	0.4	24	0.7	21	0.5
Consumer:
Home equity lines of credit	76	1.5	130	1.7	122	1.9	82	1.6	90	2.0
Second mortgages	87	0.6	196	1.0	267	1.3	326	2.0	402	2.7
Other	20	0.3	29	0.3	23	0.2	51	0.3	27	0.3
Total allocated	11,384	100.0	12,379	100.0	9,276	100.0	7,759	100.0	6,533	100.0
Unallocated	88	—	54	—	819	—	1,262	—	1,872	—
Balance at end of period	$11,472	100.0%	$12,433	100.0%	$10,095	100.0%	$9,021	100.0%	$8,405	100.0%

In assessing the adequacy of the allowance, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment and uncertainty. The estimation of loan losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment and general market conditions.  At present, components of the commercial loan segments of the portfolio are new originations and the associated volumes continue to see increased growth.  At the same time, historical loss levels have decreased as factors utilized in assessing the portfolio.  Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested in loss allocation factors.

Asset Quality

The Company manages asset quality and credit risk by maintaining diversiﬁcation in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early enough to attempt to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

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

	At September 30,
	2021	2020	2019	2018	2017
	(In thousands)
Non-accrual loans:
Residential mortgage	$879	$2,036	$1,532	$1,817	$826
Commercial:
Commercial real estate	—	14,414	—	520	—
Commercial and industrial	2,517	—	—	—	—
Total commercial	2,517	14,414	—	520	—
Consumer:
Home equity lines of credit	23	26	30	34	10
Second mortgages	278	254	259	290	202
Other	—	—	—	26	—
Total consumer	301	280	289	350	212
Total non-accrual loans	3,697	16,730	1,821	2,687	1,038
Accruing loans past due 90 days or more	—	58	502	374	173
Total non-performing loans	3,697	16,788	2,323	3,061	1,211
Other real estate owned	4,961	5,796	5,796	—	—
Total non-performing assets	$8,658	$22,584	$8,119	$3,061	$1,211
Troubled debt restructured loans — performing	$17,601	$13,418	$12,170	$18,640	$2,238

At September 30, 2021, non-performing assets totaled $8.7 million, or 0.72 percent of total assets, as compared with $22.6 million, or 1.87 percent of total assets, at September 30, 2020. Total non-performing assets excludes non-accrual loans held-for-sale. The decrease in non-performing assets was primarily due to the decrease in non-accrual loans including one commercial real estate loans totaling $6.6 million returning to accrual status as of September 30,2021 and one commercial real estate loan $7.5 million transferred to loans held-for-sale for period ending September 30, 2021. OREO, which is comprised of one commercial real estate property, totaled $5.0 million at September 30, 2021, compared to $5.8 million at September 30, 2020.

Performing TDR loans were $17.6 million at September 30, 2021, compared to $13.4 million at September 30, 2020. As stated above, the increase is primarily related to one $4.2 million commercial real estate loan that returned to accruing status and as such is now classified as a performing TDR as of September 30, 2021.

Subsequent to the fiscal year ended September 30, 2021, a $12.2 million non-accrual commercial real estate loan was sold bringing total non-performing loans down to $12.6 million. TDR loans totaled $18.2 million and $21.7 million at September 30, 2021 and at September 30, 2020, respectively. A total of $17.6 million and $13.4 million of TDR loans were performing pursuant to the terms of their respective modifications at September 30, 2021, and September 30, 2020, respectively. At September 30, 2021, four TDR loans with an outstanding balance of approximately $640,000 were deemed non-performing, while eight TDR loans with an outstanding balance of approximately $8.3 million were deemed non-performing at September 30, 2020. The performing TDR loans increased by $4.2 million at September 30, 2021, compared to September 30, 2020, primarily due to the addition of two loans; one loan is a $2.2 million commercial loan secured by farmland and the second loan is a $4.3 million commercial real estate loan that returned from non-accrual status at September 30, 2020. These additions were partially offset by a $3.5 million write down of a commercial real estate loan.

Subsequent to September 30, 2021, two performing TDR loans totaling $17.1 million were sold.

Provision for Income Taxes

The Company recorded a $212,000 income tax benefit in fiscal year 2021 compared to a $36,000 income tax benefit in fiscal year 2020. For a more detailed description of income taxes see Note 13 of the Notes to Consolidated Financial Statements.

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

At September 30, 2021, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.22:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low throughout 2021, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in our efforts to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2021, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The GAP Table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2021, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the GAP Table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(In thousands)
Interest-earning assets(1):
Loans receivable(2)	$246,058	$69,885	$320,563	$171,533	$80,972	$889,011
Investment securities and restricted securities	15,525	5,919	3,560	34,180	19,412	78,596
Other interest-earning assets	36,920	—	—	—	—	36,920
Total interest-earning assets	298,503	75,804	324,123	205,713	100,384	1,004,527
Interest-bearing liabilities:
Demand and NOW accounts	20,120	20,120	80,481	80,481	135,443	336,645
Money market accounts	45,075	45,075	180,299	114,498	533	385,480
Savings accounts	2,196	2,196	8,785	8,785	28,620	50,582
Certificate accounts	28,058	30,066	39,162	13,479	838	111,603
Borrowings	94,934	20,000	—	—	—	114,934
Total interest-bearing liabilities	190,383	117,457	308,727	217,243	164,434	999,244
Interest-earning assets less interest- bearing liabilities	$108,120	$(41,653)	$15,396	$(11,530)	$(64,050)	$6,938
Cumulative interest-rate sensitivity gap(3)	$108,120	$66,467	$81,863	$70,333	$6,523
Cumulative interest-rate gap as a percentage of total assets at September 30, 2021	8.94%	5.49%	6.77%	5.82%	0.54%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2021	156.79%	121.59%	113.28%	108.44%	100.63%

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

The table below sets forth as of September 30, 2021, and 2020 the estimated changes in our NPV that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2021			As of September 30, 2020
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(In thousands)
+300	$152,219	$(11,099)	(7)%	$155,658	$3,988	3%
+200	158,876	(4,442)	(3)	159,099	7,429	5
+100	162,206	(1,112)	(1)	158,349	6,679	4
0	163,318	—	—	151,670	—	—
-100	177,047	13,729	8	158,616	6,946	5

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2021.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(In thousands)
200	$45,772	$16,652	57.18%
100	39,183	10,063	34.56
Static	29,120	—	—
(100)	28,692	(428)	(1.47)

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

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including loans held for sale, investment securities available-for-sale and loans swaps. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Liquidity

The liquidity position of the Company is dependent primarily on successful management of the Bank’s assets and liabilities to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers’ requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit inflows, can satisfy such needs. The objective of liquidity management is to enable the Company to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner.

Management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Under its liquidity risk management program, the Company regularly monitors correspondent bank funding exposure and credit exposure in accordance with guidelines issued by the banking regulatory authorities. Management uses a variety of potential funding sources and staggering maturities to reduce the risk of potential funding pressure. Management also maintains a detailed contingency funding plan designed to respond adequately to situations which could lead to stresses on liquidity. Management believes that the Company has the funding capacity to meet the liquidity needs arising from potential events. The Company maintains borrowing capacity through the Federal Home Loan Bank of Pittsburgh secured with loans and marketable securities.

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale.

At September 30, 2021, the Company had $136.6 million in cash and cash equivalents compared to $61.4 million at September 30, 2020. The increase in cash and cash equivalents year over year was due to increased deposits, the Company’s decision to build liquidity during the economic downturn in fiscal year 2021, and the cash received from loan paydowns and payoffs throughout the year. In addition, our investment securities available-for-sale amounted to $40.8 million at September 30, 2021, and $30.0 million at September 30, 2020.

Deposits

Total deposits increased to $938.2 million at September 30, 2021, from $890.9 million at September 30, 2020. Total interest-bearing deposits increased from $840.5 million at September 30, 2020, to $884.3 million at September 30, 2021, an increase of $43.8 million or 5.2 percent. Time deposits $100,000 and over decreased $85.6 million at September 30, 2021, as compared to September 30, 2020, and represented 6.4 percent of total deposits at September 30, 2021, compared to 16.2 percent at September 30, 2020. We had brokered deposits totaling $6.1 million at September 30, 2021, compared to $31.1 million at September 30, 2020.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base.

The following table depicts the Company’s deposits classified by interest rates with percentages to total deposits at September 30, 2021, and 2020:

	September 30, 2021		September 30, 2020		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(In thousands)
Balances by types of deposit:
Savings	$50,582	5.4%	$45,072	5.1%	$5,510
Money market accounts	385,480	41.1	277,711	31.2	107,769
Interest bearing demand	336,645	35.9	303,682	34.1	32,963
Non-interest bearing demand	53,849	5.7	50,422	5.7	3,427
	$826,556	88.1	$676,887	76.0	$149,669
Certificates of deposit	111,603	11.9	214,019	24.0	(102,416)
Total	$938,159	100.0%	$890,906	100.0%	$47,253

At September 30, 2021, our certificates of deposit and other time deposits with a balance of $100,000 or more amounted to $60.2 million, of which $32.6 million are scheduled to mature within twelve months. At September 30, 2021, the weighted average remaining maturity of our certificate of deposit accounts was 11.4 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $100,000 or more at September 30, 2021.

Amount
(In thousands)
Maturity Period:
Three months or less	$7,121
Over three months through six months	8,188
Over six months through twelve months	17,330
Over twelve months	27,515
Total	$60,154

Borrowings

Borrowings from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2021, and 2020, the Company’s outstanding balance of FHLB advances, totaled $90.0 million and $130.0 million, respectively. The $90.0 million in advances as of September 30, 2021 represents three short-term FHLB advances of fixed-rate borrowing with rollover of 90 days.

During both fiscal year 2021 and 2020, the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source. The Company has no secured borrowing agreements with a third party at September 30, 2021, as compared to $4.2 million at September 30, 2020.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the year ended September 30, 2021, cash and cash equivalents increased by $75.2 million from the balance at September 30, 2020 of $61.4 million. Net cash of $14.8 million was provided by operating activities in fiscal 2021 compared to net cash of $11.7 million provided by operating activities in fiscal year 2020. Net cash provided by investing activities amounted to approximately $58.0 million in fiscal year 2021 compared to net cash used in investing activities of approximately $35.3 million in fiscal year 2020. Net cash of $2.4 million was provided by financing activities in fiscal year 2021 compared to net cash of $68.5 million used in financing activities in fiscal year 2020.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at September 30, 2021, and 2020 were as follows:

	September 30,
	2021	2020
	(In thousands)
Commitments to extend credit:(1)
Future loan commitments	$32,889	$7,687
Undisbursed construction loans	12,672	24,551
Undisbursed home equity lines of credit	25,722	24,751
Undisbursed commercial lines of credit	86,842	81,363
Overdraft protection lines	1,549	1,362
Standby letters of credit	9,026	9,074
Total commitments	$168,700	$148,788

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Shareholders’ Equity

Total shareholders’ equity amounted to $142.2 million, or 11.8 percent of total assets, at September 30, 2021, compared to $140.6 million, or 11.6 percent of total assets, at September 30, 2020. Book value per common share was $18.65 at September 30, 2021, compared to $18.48 at September 30, 2020.

Capital

The Bank’s capital ratios as of September 30, 2021, and September 30, 2020, are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$157,518	13.14%	$47,946	4.00%	$59,933	5.00%	$97,585	8.14%
Common equity Tier 1 (to risk-weighted assets)	157,518	16.13	43,934	4.50	63,460	6.50	94,058	9.63
Tier 1 risk-based capital (to risk-weighted assets)	157,518	16.13	58,579	6.00	78,105	8.00	79,413	8.13
Total risk-based capital (to risk-weighted assets)	169,072	17.32	78,105	8.00	97,632	10.00	71,440	7.32
As of September 30, 2020:
Tier 1 leverage (core) capital (to adjusted tangible assets)	$155,575	12.78%	$40,685	4.00%	$60,856	5.00%	$94,719	7.78%
Common equity Tier 1 (to risk-weighted assets)	155,575	15.40	45,459	4.50	65,663	6.50	89,912	8.90
Tier 1 risk-based capital (to risk-weighted assets)	155,575	15.40	60,612	6.00	80,816	8.00	74,759	7.40
Total risk-based capital (to risk-weighted assets)	168,090	16.64	80,816	8.00	101,020	10.00	67,070	6.64

Malvern Bancorp’s capital ratios as of September 30, 2021, and September 30, 2020, are as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)		Excess Over Well-Capitalized Provision (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$142,132	11.84%	$48,020	4.00%	N/A	N/A	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	142,132	14.53	44,024	4.50	N/A	N/A	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	142,132	14.53	58,699	6.00	N/A	N/A	N/A	N/A
Total risk-based capital (to risk-weighted assets)	178,620	18.26	78,265	8.00	N/A	N/A	N/A	N/A
As of September 30, 2020:
Tier 1 leverage (core) capital (to adjusted tangible assets)	$141,681	11.63%	$48,743	4.00%	N/A	N/A	N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	141,681	14.00	45,528	4.50	N/A	N/A	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	141,681	14.00	60,704	6.00	N/A	N/A	N/A	N/A
Total risk-based capital (to risk-weighted assets)	178,972	17.69	80,939	8.00	N/A	N/A	N/A	N/A

(1)

The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2021 and 2020.

Looking Forward

One of the Company’s primary objectives is the improvement of asset quality and capital preservation. Additional objectives are balancing asset and revenue growth, while at the same time expanding market presence and diversifying the Company’s ﬁnancial products. However, it is recognized that objectives, no matter how focused, are subject to factors beyond the control of the Company, which can impede its ability to achieve these goals. The following factors should be considered when evaluating the Company’s ability to achieve its objectives:

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

This ‘‘Looking Forward’’ discussion constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above, on the first page of this Report and in other sections of this Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

This Item has been omitted based on the Company’s status as a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Malvern Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Malvern Bancorp, Inc. and Subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

Critical Audit Matter Description

As disclosed in Note 7 to the Company's consolidated financial statements, the Company's loans held for investment portfolio totaled $913,824,000 as of September 30, 2021, and the related allowance for loan losses was $11,472,000. As described in Note 2 and Note 7, the allowance for loan losses consists of two major components: (1) a specific component consisting of the valuation allowance for loans individually evaluated for impairment based on probable losses on specific loans, representing $1,544,000 at September 30, 2021 and (2) a general component consisting of the valuation allowance for a pool of loans with similar risk characteristics collectively evaluated for impairment. For collectively evaluated allowances, the Company uses historical experience to develop quantitative loss factors, which it applies to these pool of loans based on management’s assigned internal risk ratings.  The Company also applies qualitative loss factors as an adjustment to historical losses based on general economic conditions and other qualitative risk factors both internal and external to the Company.  The general component of the allowance for loan loss consisting of quantitative allowance factors combined with the adjustments for qualitative conditions represented $9,928,000 at September 30, 2021.

The determination of the allowance for loan losses requires significant estimates and subjective assumptions which require a high degree of judgment relating to how those assumptions impact probable incurred credit losses within the loan portfolio. Changes in these assumptions could have a material effect on the Company’s financial results. Qualitative factors are evaluated for the impact on each of the four distinct loan segments (residential mortgage, construction and development, commercial, and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Management has designed qualitative factors that include such factors as 1) lending policies and procedures, 2) national, regional, and local economic and business conditions, 3) nature and volume of the loan portfolio and terms of loans, 4) experience, ability, and depth of lending management and staff, 5) volume and severity of past due, classified and nonaccrual loans and loan modifications, 6) quality of the Company’s loan review system, 7) existence and effect of any concentrations of credit, 8) changes in collateral values, and 9) peer bank information.  The amount of the allowance for loan loss allocated is increased or decreased for each loan segment based on management's assessment of these qualitative factors.

We identified auditing the impact of qualitative factors in the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment.  Auditing management's determination of qualitative factors involved especially subjective auditor judgment because management's estimate relies on an inherently subjective analysis to determine the quantitative impact the qualitative factors have on the allowance.  Management's identification and analysis of these issues requires significant judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included, among others:

•Obtaining an understanding of the management review control over the determination, review and approval of the qualitative factors and testing such control for design and operating effectiveness.

•Evaluating the reasonableness of management’s judgments related to qualitative factor adjustments to determine if they are calculated in accordance with management’s policies and consistently applied.

•Evaluating the relevance and reliability of underlying internal and external data inputs used as a basis for the qualitative factor adjustments and corroborating these inputs by comparing to the Company’s lending practices, historical loan portfolio performance, and third-party macroeconomic data, as well as considering current economic factors.

•Analytically evaluate changes that occurred in the allowance for loan losses.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2018.

Allentown, Pennsylvania

January 10, 2022

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2021	2020
	(Dollars in thousands, except share data)
Assets
Cash and due from depository institutions	$99,670	$16,386
Interest bearing deposits in depository institutions	36,920	45,053
Cash and Cash Equivalents	136,590	61,439
Investment securities available for sale, at fair value (amortized cost of $40,756 and $30,135 at September 30, 2021 and 2020, respectively)	40,813	30,018
Equity Securities	1,500	1,523
Investment securities held to maturity, at cost (fair value of $28,913 and $15,608 at September 30, 2021 and 2020, respectively)	28,507	14,970
Restricted stock, at cost	7,776	9,622
Loans held-for-sale, at fair value (amortized cost of $33,199 at September 30, 2021)	33,199	—
Loans receivable, net of allowance for loan losses of $11,472 and $12,433 at September 30, 2021 and 2020, respectively	902,981	1,026,894
Other real estate owned	4,961	5,796
Accrued interest receivable	3,512	3,677
Operating lease right-of-use-assets	1,796	2,638
Property and equipment, net	5,777	6,274
Deferred income taxes, net	3,530	3,680
Bank-owned life insurance	26,056	25,400
Other assets	12,145	16,344
Total Assets	$1,209,143	$1,208,275
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Deposits-noninterest-bearing	$53,849	$50,422
Deposits-interest-bearing	884,310	840,484
Total Deposits	938,159	890,906
FHLB advances	90,000	130,000
Secured borrowing	—	4,225
Subordinated debt	24,934	24,776
Advances from borrowers for taxes and insurance	1,022	1,741
Accrued interest payable	572	728
Operating lease liabilities	1,830	2,671
Other liabilities	10,458	12,635
Total Liabilities	1,066,975	1,067,682
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,816,832 and 7,622,316 shares issued and outstanding, respectively, at September 30, 2021 and 7,804,469 and 7,609,953 shares issued and outstanding, respectively, at September 30, 2020	76	76
Additional paid-in-capital	85,524	85,127
Retained earnings	60,296	60,388
Unearned Employee Stock Ownership Plan (ESOP) shares	(901)	(1,047)
Accumulated other comprehensive income (loss)	36	(1,088)
Treasury stock, at cost: 194,516 shares at September 30, 2021 and September 30, 2020, respectively	(2,863)	(2,863)
Total Shareholders’ Equity	142,168	140,593
Total Liabilities and Shareholders’ Equity	$1,209,143	$1,208,275

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2021	2020
	(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$36,370	$41,441
Investment securities, taxable	1,449	1,048
Investment securities, tax-exempt	107	124
Dividends, restricted stock	459	631
Interest-bearing cash accounts	31	1,063
Total Interest and Dividend Income	38,416	44,307
Interest Expense
Deposits	6,748	12,846
Short-term borrowings	48	—
Long-term borrowings	2,029	2,898
Subordinated debt	1,531	1,531
Total Interest Expense	10,356	17,275
Net Interest Income	28,060	27,032
Provision for Loan Losses	11,176	10,610
Net Interest Income after Provision for Loan Losses	16,884	16,422
Other Income
Service charges and other fees	1,323	1,316
Rental income	217	217
Net gains on sale and call of available-for-sale securities	779	330
Net gains on sale of loans	788	116
Earnings on bank-owned life insurance	656	509
Total Other Income	3,763	2,488
Other Expense
Salaries and employee benefits	9,143	8,889
Occupancy expense	2,198	2,309
Federal deposit insurance premium	313	155
Advertising	109	119
Data processing	1,267	1,105
Professional fees	3,178	1,995
Other real estate owned expense, net	866	88
Pennsylvania shares tax	678	678
Other operating expenses	3,199	2,964
Total Other Expenses	20,951	18,302
Income (Loss) before income tax expense	(304)	608
Income tax benefit	(212)	(36)
Net Income (Loss)	$(92)	$644
Earnings (loss) Per Common Share:
Basic	$(0.01)	$0.08
Diluted	$(0.01)	$0.08
Weighted Average Common Shares Outstanding
Basic	7,537,408	7,597,528
Diluted	7,538,116	7,597,726

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2021	2020
Net Income (Loss)	$(92)	$644
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains on available-for-sale securities	950	320
Tax effect	(199)	(67)
Net of tax amount	751	253
Reclassification adjustment for net gains arising during the period(1)	(779)	(330)
Tax effect	163	69
Net of tax amount	(616)	(261)
Adjustment for loss recorded on replacement of derivative	(9)	31
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	4	3
Tax effect	(1)	(1)
Net of tax amount	3	2
Fair value adjustment on derivatives	1,258	(681)
Tax effect	(263)	137
Net of tax amount	995	(544)
Total other comprehensive income (loss)	1,124	(519)
Total comprehensive income	$1,032	$125

(1)	Amounts are included in net gains on sale and call of available-for-sale securities on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended September 30, 2021 and 2020

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(In thousands, except share data)
Balance, October 1, 2019	$78	$84,783	$59,744	$(1,192)	$(569)	$(336)	$142,508
Net Income	—	—	644	—	—	—	644
Other comprehensive loss	—	—	—	—	(519)	—	(519)
Treasury stock activity	(2)	—	—	—	—	(2,527)	(2,529)
Committed to be released ESOP shares (14,400 shares)	—	91	—	145	—	—	236
Stock based compensation	—	253	—	—	—	—	253
Balance, September 30, 2020	$76	$85,127	$60,388	$(1,047)	$(1,088)	$(2,863)	$140,593
Net Loss	—	—	(92)	—	—	—	(92)
Other comprehensive income	—	—	—	—	1,124	—	1,124
Committed to be released ESOP shares (14,400 shares)	—	102	—	146	—	—	248
Stock based compensation	—	295	—	—	—	—	295
Balance, September 30, 2021	$76	$85,524	$60,296	$(901)	$36	$(2,863)	$142,168

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended September 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$(92)	$644
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	630	745
Provision for loan losses	11,176	10,610
Deferred income taxes expense (benefit)	150	(840)
ESOP expense	248	236
Stock based compensation	223	253
Amortization of premiums and discounts on investment securities, net	184	215
Amortization of loan origination fees and costs	(304)	513
Amortization of mortgage service rights	28	67
Amortization of subordinated debt issuance costs	158	157
Net gain on sale and call of investment securities available for sale	(779)	(330)
Net loss on sale of fixed assets	—	4
Net gain on disposal of fixed assets	—	(45)
Net gain on sale of secondary market loans	(788)	(116)
Proceeds on sale of secondary market loans	21,910	5,231
Originations of secondary market loans	(21,122)	(5,115)
Valuation write down of other real estate owned	835	—
Earnings on bank-owned life insurance	(656)	(509)
Increase in accrued interest receivable	165	576
(Decrease) in accrued interest payable	(156)	(250)
Operating lease liability payments	(893)	(667)
Amortization of right of use asset	841	—
Change in fair value of equity securities	23	—
(Decrease) Increase in other liabilities	(360)	6,761
(Decrease) Increase in other assets	3,335	(6,414)
Net Cash Provided by Operating Activities	14,756	11,726
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(29,325)	(30,146)
Sales	17,297	8,901
Maturities, calls and principal repayments	2,178	8,378
Investment securities held-to-maturity:
Purchases	(24,336)	—
Maturities, calls and principal repayments	10,646	7,362
Net decrease (increase) in loans	79,841	(26,028)
Purchase of bank-owned life insurance	—	(5,000)
Net decrease in restricted stock	1,846	1,507
Proceeds from sales and disposals of property and equipment	42	—
Purchases of property and equipment	(175)	(300)
Net Cash Provided by (Used in) Investing Activities	58,014	(35,326)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	47,253	(62,905)
Proceeds for long-term borrowings	300,000	25,000
Repayment of long-term borrowings	(340,000)	(28,000)
Repayment of other borrowed money	(4,225)	(50)
(Decrease) in advances from borrowers for taxes and insurance	(719)	(20)
Net proceeds from issuance of common stock	72	—
Acquisition of treasury stock	—	(2,529)
Net Cash Provided by (Used in) Financing Activities	2,381	(68,504)
Net Increase (Decrease) in Cash and Cash Equivalents	75,151	(92,104)
Cash and Cash Equivalent – Beginning	61,439	153,543
Cash and Cash Equivalent – Ending	$136,590	$61,439
Supplementary Cash Flows Information
Interest paid	$10,511	$17,347
Non-cash transfer of loans to loans held for sale	$33,199	$—
Income taxes paid	$2,372	$1,477
Impact of ASC 842 adoption:
Right-of-use asset	$—	$3,279
Operating lease liability	$—	$3,279

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

We derive substantially all of our income from our net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). The Bank’s revenues are derived principally from interest on loans and investment securities, loan commitment and customer service fees and our mortgage banking operation. Deposits serve as the primary source of funding for our interest-earning assets, but we also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, card income, including credit and debit card interchange fees, gift card fees, and other miscellaneous fees. In addition, the Bank generates additional non-interest revenue associated with residential loan origination and sale, back-to-back customer swaps, loan servicing, late fees and merchant services. The Bank’s primary expenses are interest expense on deposits and borrowings, provisions for loan losses and general operating expenses.

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

•	The Bank owns 100 percent of Joliet 55 LLC, an Illinois limited liability company which holds an other real estate owned (“OREO”) asset.
•	The Bank owns a 10 percent non-controlling interest in Bell Rock Capital, LLC (“Bell Rock”), an investment advisor registered with the SEC.
•	The Bank owns a 3.39 percent interest in Bankers Settlement Services Capital Region, LLC, a Pennsylvania limited liability company which acts as a title insurance agent or agency.

The banking industry is highly regulated.  The Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”), and the Company is supervised by the Board of Governors of the Federal Reserve Board (the “FRB”).

Subsequent Events

The Company evaluates events and transactions that occur after the statement of financial condition as of September 30 ,2021 and through the date these consolidated financial statements are being issued for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2021, and 2020 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. During the quarter-ended September 30, 2021, the Company identified and corrected an immaterial error totaling approximately $350 thousand related to an adjustment to non-accrued interest on charged off loans.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term, including novel coronavirus (“COVID-19”) related changes, are used in connection with the determination of the allowance for loan losses, the valuation of the Company’s deferred tax assets and the fair value of financial instruments.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester County, Pennsylvania and Morris County, New Jersey. Our lending efforts are also focused in Bucks County, Montgomery County and Delaware County, which are also in southeastern Pennsylvania, as well as New Jersey and the New York metropolitan marketplace and Palm Beach Florida. Note 7 discusses the types of investment securities that the Company invests in.  Note 8 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by, among other factors, the region’s economy.  Significant concentration of commercial real estate-backed loans, amounting to 4.7% and 4.8% of total loans held for investment, as of September 30, 2021 and September 30, 2020, respectively.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Under Section 4013 of the CARES Act and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19, are not considered to be troubled debt restructurings (“TDRs”).  Some of the provisions applicable to the Company include, but are not limited to:

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Since then, the COVID-19 pandemic has continued to evolve and mutate, including through its variants, and has adversely affected, and may continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. While certain of these restrictions have been loosened, these same or new restrictions may be implemented again. Although vaccines for COVID-19 have largely been made available in the U.S., the ultimate efficacy of the vaccines will depend on various factors, including, without limitation, the number of people who receive the vaccines as well as the vaccines’ effectiveness against contracting and spreading COVID-19 and any of its existing or new variants. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted the financial industry and real estate markets in the areas in which the Company operates, and it may continue to do so.

On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020, and as of September 30, 2021 the range was 0 percent to 0.25 percent. As mentioned in further detail in this Report, our net interest income is influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the monetary policy of the Federal Open Market Committee.  We are unable to predict changes in market interest rates, including the targeted federal funds interest rate, which are affected by many factors beyond our control.

On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. Although the CARES Act provided some relief to individuals, families and businesses, the negative impact of COVID-19 remains. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including, without limitation, estimates regarding expected loan losses on loans receivable, market values of loans held-for-sale, and other-than-temporary impairment of investment securities.

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package includes legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020. This new legislation extends this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022.

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

Generally, the Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, The Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, in light of the shift to an ample reserves regime. This action eliminates the need for thousands of depository institutions to maintain balances in accounts at Reserve Banks to satisfy reserve requirements, thereby freeing up liquidity in the banking system to support lending to households and businesses. Therefore, at September 30, 2021, and 2020, there were no reserve requirements with the Federal Reserve Bank of Philadelphia.

Investment Securities

Held-to-maturity (“HTM”) are securities that includes debt securities that the Company has the positive intent and the ability to hold to maturity. These securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2021, and 2020, the Company had no investment securities classified as trading. Equity investment securities, made up of mutual funds for Community Reinvestment Act (CRA) qualified investments, are stated at fair value with any changes in fair value reported in non-interest income. Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Receivable

The Company, through the Bank, grants mortgage, construction, commercial and consumer loans to customers. Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania, New Jersey and the New York metropolitan marketplace, Delaware and Florida markets. The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, the real estate and general economic conditions in these areas.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses (“ALLL”, or “allowance”) is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment or collateral recovery of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are generally charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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
9.

A single calculation figure which is subsequently applied to the loan portfolio by loan type (commercial, residential and consumer) based upon the percent of each to total loans. It is derived from a review of peer group banks with similar asset size within the same general geographic area of the Bank.

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

Another key assumption is the look-back period (“LEP”), which represents the historical data period utilized to calculate loss rates. We used 1 year for our LEP for all loan portfolio segments which encompasses our relevant loss experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s market area and surrounding areas. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable-rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or seven years and then adjusts annually.

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

Construction and Development Lending. We originate construction loans for residential and, to a lesser extent, commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction and development loans currently in our loan portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.

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

      Large groups of smaller balance homogeneous residential mortgage and consumer loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual loans of this nature for impairment disclosures, unless such loans become impaired or are troubled and the subject of a restructuring agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Troubled Debt Restructurings

Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate, TDRs are considered impaired loans.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the previously established carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses from OREO, included in the consolidated statement of operations.

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2021, and 2020, restricted stock consists of the common stock of the Federal Reserve Bank, FHLB and Atlantic Community Bankers Bank (“ACBB”).

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

During the years ended September 30, 2021, and 2020, there were net repurchases of restricted stock of $1.8 million and $1.5 million, respectively. Also, as of September 30, 2021, and 2020, the number of outstanding restricted shares was 103,793 and 122,177, respectively. There were approximately $459,000 and $631,000 of dividends on restricted stock received or recognized in interest and dividend income for fiscal years 2021 and 2020, respectively.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $77,000 and $131,000 for fiscal years 2021 and 2020, respectively.

The Company also maintains an unfunded Supplemental Executive and a Director Retirement Plan (together, the “Plans”).  The accrued amount for the Plans included in other liabilities was $709,000 and $784,000 at September 30, 2021, and 2020, respectively. Distributions from the Plan for each of the fiscal years 2021 and 2020 were approximately $79,000 and $94,000, respectively. The expense associated with the Plans was $4,000 for each of the years ended September 30, 2021, and 2020.

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

The Company recognized $0 and $371,000 of net swap fees through the Bank’s commercial loan hedging program during fiscal years 2021 and 2020, respectively.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense was $109,000 and $119,000 in fiscal years 2021 and 2020, respectively.

Income Taxes

Deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

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

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated statements of financial condition.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated statement of financial condition. At September 30, 2021, loans held-for-sale totaled approximately $33.2 million. There were no loans held-for-sale at September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

During the quarter ended September 30, 2021, management transferred four commercial real estate loans with aggregate fair value of $32.5 million from loans receivable held for investment to loans held for sale. In connection with the loans transfer, management recorded a charge off totaling $10.8 million that was included in the allowance for loan losses as of September 30, 2021. Three of the four loans held for sale as of September 30, 2021 were subsequently sold in October 2021 with no additional valuation adjustments.  Other loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Fair value on these loans is determined based on the terms of the loan appraised value of loan collateral, such as interest rate, maturity date, reset term, as well as sales of similar assets.

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

Recent Accounting Pronouncements Yet to Be Adopted

Reference Rate Reform. In March 2020, the FASB issued Accounting Standards Updates (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848).  The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption by the Company and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time. The Company anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict a new rate index replacement, but we anticipate that it will be the Secured Overnight Financing Rate (“SOFR”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU is effective for interim and annual periods beginning after December 15, 2019.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) making this ASU effective for interim and annual periods beginning after December 15, 2022. As such the Company would be required to implement the ASU on October 1, 2023. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides guidance on stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13.  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impacts on the consolidated earnings, financial position and cash flows of the Company upon adoption of this ASU are currently unknown.

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

	Year Ended September 30,
(In thousands)	2021	2020
Rental income	$217	$217
Net gains on sale and call of investments	779	330
Net gains on sale of loans	788	116
Earnings on bank-owned life insurance	656	509
Non-interest income within the scope of other GAAP topics	2,440	1,172
ATM fees	13	10
Credit card fee income	22	21
DDA fee income	91	79
DDA service fees	90	76
Debit card fees	283	245
Other loan fee income	574	621
Other fee income	242	257
Other non-interest income	8	7
Non-interest income from contracts with customers	$1,323	$1,316
Total Non-interest Income	$3,763	$2,488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal year ended September 30, 2021, the Company granted a total of 12,363 restricted shares, which are considered CSEs, and options to acquire a total of 7,000 shares of common stock were granted. For the fiscal year ended September 30, 2020, the Company granted a total of 22,211 restricted shares, which are considered CSEs, and options to acquire a total of 7,000 shares of common stock were granted.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except share data)	2021	2020
Net Income (loss)	$(92)	$644
Weighted average shares outstanding	7,616,151	7,690,675
Average unearned ESOP shares	(78,743)	(93,147)
Basic weighted average shares outstanding	7,537,408	7,597,528
Plus: effect of dilutive options and restricted stock	708	198
Diluted weighted average common shares outstanding	7,538,116	7,597,726
Earnings (loss) per share:
Basic	$(0.01)	$0.08
Diluted	$(0.01)	$0.08

Note 5 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor).    The ESOP loan, which bears an interest rate of five percent, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During each of the years ended September 30, 2021, and 2020, there were 14,400 shares committed to be released.  At September 30, 2021, there were 71,565 unallocated shares and 187,653 allocated shares held by the ESOP.  The unallocated shares had an aggregate fair value of approximately $1.2 million at September 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at September 30, 2021, and 2020. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.  Equity securities are stated at fair value with any changes in fair value reported in non-interest income.

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

The following tables present information related to the Company’s investment securities at September 30, 2021, and 2020.

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$—	$(7)		$4,993
State and municipal obligations	2,767	1	(3)		2,765
Single issuer trust preferred security	1,000	—	(125)		875
Corporate debt securities	31,989	243	(52)		32,180
Total	$40,756	$244	$(187)		$40,813
Investment Securities Held-to-Maturity:
U.S. government agencies	$10,000	$11	$—		$10,011
State and municipal obligations	6,062	104	(49)		6,117
Corporate debt securities	3,383	224	—		3,607
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	9,062	129	(13)		9,178
Total	$28,507	$468	$(62)		$28,913
Equity Securities
Mutual funds	1,500	—	—		1,500
Total Mutual funds	1,500	—	—		1,500
				$
Total investment securities	$70,763	$712	$(249)		$71,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,025	$15	$—	$5,040
State and municipal obligations	3,101	4	—	3,105
Single issuer trust preferred security	1,000	—	(75)	925
Corporate debt securities	21,009	182	(243)	20,948
Total	$30,135	$201	$(318)	$30,018
Investment Securities Held-to-Maturity:
U.S. government agencies	$—	$—	$—	$—
State and municipal obligations	1,794	129	—	1,923
Corporate debt securities	3,498	260	—	3,758
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	9,678	249	—	9,927
Total	$14,970	$638	$—	$15,608
Equity Securities
Mutual funds	1,523	—	—	1,523
Total	1,523	—	—	1,523
Total investment securities	$46,628	$839	$(318)	$47,149

For fiscal year 2021, proceeds of available-for-sale investment securities sold amounted to approximately $17.3 million. During the same period, $2.2 million of available-for-sale investment securities and $10.6 million of held-to-maturity investment securities were called and matured. There were gains of approximately $779,000 associated with these sales and calls. For fiscal year 2020, proceeds of available-for-sale investment securities sold amounted to approximately $8.9 million. During the same period, $7.4 million of available-for-sale investment securities and no held-to-maturity investment securities were called. There were gains of approximately $ 330,000 associated with these sales and calls.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2021, and 2020.

	September 30, 2021
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$4,993	$(7)	$—	$—	$4,993	$(7)
State and municipal obligations	1,819	(3)	—	—	1,819	(3)
Single issuer trust preferred security	—	—	875	(125)	875	(125)
Corporate debt securities	8,475	(25)	2,973	(27)	11,448	(52)
Total	$15,287	$(35)	$3,848	$(152)	$19,135	$(187)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

	September 30, 2020
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available-for-Sale:
Single issuer trust preferred security	$—	$—	$925	$(75)	$925	$(75)
Corporate debt securities	4,426	(74)	3,330	(169)	7,756	(243)
Total investment securities	$4,426	$(74)	$4,255	$(244)	$8,681	$(318)

As of September 30, 2021, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2021, the Company held five corporate securities, two state and municipal obligations, one single issuer trust preferred security, one US agency security, and one mortgage-backed security that was in an unrealized loss position. As of September 30, 2020, the Company held five corporate securities, and one single issuer trust preferred security that was in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2021, represents other-than-temporary impairment.

Investment securities having a carrying value of approximately $2.9 million and $4.6 million at September 30, 2021 and September 30, 2020, respectively, were pledged to secure public deposits. At September 30, 2021, and 2020, no investment securities were pledged to secure hedges. In addition, no investment securities were pledged to secure short-term borrowings of FHLB borrowings at September 30, 2021, and September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

The following table presents information for investment securities at September 30, 2021, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2021
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	4,445	4,434
Due after five years through ten years	27,989	28,069
Due after ten years	8,322	8,310
Total	$40,756	$40,813
Investment Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	4,474	4,764
Due after five years through ten years	5,666	5,712
Due after ten years	9,304	9,259
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	9,063	9,178
Total	$28,507	$28,913
Equity Securities
Mutual funds
Due in one year or less	$500	$500
Due after five years through ten years	1,000	1,000
Total	1,500	1,500
Total investment securities	$70,763	$71,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio, excluding loans held-for-sale, consisted of the following at the dates indicated:

	September 30,
	2021	2020
	(In thousands)
Residential mortgage	$198,710	$242,090
Construction and Development:
Residential and commercial	61,492	65,703
Land	2,204	3,110
Total Construction and Development	63,696	68,813
Commercial:
Commercial real estate	426,915	495,398
Farmland	10,297	7,517
Multi-family	66,332	67,767
Commercial and industrial	115,246	116,584
Other	10,954	10,142
Total Commercial	629,744	697,408
Consumer:
Home equity lines of credit	13,491	17,128
Second mortgages	5,884	10,711
Other	2,299	2,851
Total Consumer	21,674	30,690
Total loans	913,824	1,039,001
Deferred loan fees and cost, net	629	326
Allowance for loan losses	(11,472)	(12,433)
Total loans receivable, net	$902,981	$1,026,894

There were no PPP loans included in commercial and industrial loans at September 30, 2021, compared to $20.8 million of PPP loans and the net deferred loan fees related to the PPP loans of $609,000 at September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2021, and 2020.

	Year Ended September 30, 2021
		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	—	—	—	(11,930)	—	—	(379)	—	—	—	(4)	—	(12,313)
Recoveries	41	4	—	1	—	—	2	—	17	108	2	—	176
Provisions	(774)	(41)	(8)	10,290	9	(61)	2,020	3	(71)	(217)	(7)	34	11,176
Ending Balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Ending balance: individually evaluated for impairment	$—	$—	$—	$18	$—	$—	$1,488	$—	$—	$38	$—	$—	$1,544
Ending balance: collectively evaluated for impairment	$934	$428	$15	$7,025	$56	$450	$733	$54	$76	$49	$20	$88	$9,928
Loans receivable:
Ending balance	$198,710	$61,492	$2,204	$426,915	$10,297	$66,332	$115,246	$10,954	$13,491	$5,884	$2,299		$913,824
Ending balance: individually evaluated for impairment	$—	$—	$—	$286	$—	$—	$2,517	$—	$—	$102	$—		$2,905
Ending balance: collectively evaluated for impairment	$198,710	$61,492	$2,204	$426,629	$10,297	$66,332	$112,729	$10,954	$13,491	$5,782	$2,299		$910,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2020
		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,364	$523	$20	$5,903	$49	$369	$615	$21	$122	$267	$23	$819	$10,095
Charge-offs	—	—	—	(8,330)	—	—	—	—	(62)	(3)	(1)	—	(8,396)
Recoveries	25	—	—	6	—	—	2	—	1	88	2	—	124
Provisions	278	(58)	3	11,103	(2)	142	(39)	30	69	(156)	5	(765)	10,610
Ending Balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Ending balance: individually evaluated for impairment	$—	$—	$—	$227	$—	$—	$—	$—	$—	$81	$—	$—	$308
Ending balance: collectively evaluated for impairment	$1,667	$465	$23	$8,455	$47	$511	$578	$51	$130	$115	$29	$54	$12,125
Loans receivable:
Ending balance	$242,090	$65,703	$3,110	$495,398	$7,517	$67,767	$116,584	$10,142	$17,128	$10,711	$2,851		$1,039,001
Ending balance: individually evaluated for impairment	$3,388	$—	$—	$25,926	$—	$—	$—	$—	$26	$882	$—		$30,222
Ending balance: collectively evaluated for impairment	$238,702	$65,703	$3,110	$469,472	$7,517	$67,767	$116,584	$10,142	$17,102	$9,829	$2,851		$1,008,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment and uncertainty. The estimation of loan losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  At present, components of the commercial loan segments of the portfolio are new originations and the associated volumes continue to see increased growth.  At the same time, historical loss levels have decreased as factors in assessing the portfolio.  Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

The impaired loans with no specific allowance increased from $29.4 million at September 30, 2020 to $39.7 million at September 30, 2021. The increase was primarily due to two performing commercial real estate loans totaling $11.4 million that are deemed impaired with no specific allowance . The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2021, and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2021:
Residential mortgage	$—	$—	$2,594	$2,594	$2,766
Commercial:
Commercial real estate	286	18	33,543	33,829	33,368
Farmland	—	—	2,254	2,254	2,254
Commercial and industrial	2,517	1,488	630	3,147	3,584
Consumer:
Home equity lines of credit	—	—	23	23	28
Second mortgages	102	38	696	798	874
Total impaired loans	$2,905	$1,544	$39,740	$42,645	$42,874
September 30, 2020:
Residential mortgage	$—	$—	$3,388	$3,388	$3,598
Commercial:
Commercial real estate	676	227	25,250	25,926	36,945
Consumer:
Home equity lines of credit	—	—	26	26	30
Second mortgages	101	81	781	882	949
Total impaired loans	$777	$308	$29,445	$30,222	$41,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in the portfolio and related interest income recognized for the years ended September 30, 2021, and 2020.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Year Ended September 30, 2021:
Residential mortgages	$3,305	$82
Commercial:
Commercial real estate	32,812	556
Farmland	1,814	70
Commercial and industrial	951	17
Consumer:
Home equity lines of credit	48	—
Second mortgages	720	6
Total	$39,650	$731

Year Ended September 30, 2020:
Residential mortgages	$3,506	$86
Consumer:	—	—
Commercial:
Commercial real estate	14,209	235
Consumer:
Home equity lines of credit	28	—
Second mortgages	858	6
Total	$18,601	$327

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2021, and 2020.

	September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$195,658	$—	$3,052	$—	$198,710
Construction and Development:
Residential and commercial	61,492	—	—	—	61,492
Land	2,204	—	—	—	2,204
Commercial:
Commercial real estate	376,721	48,705	1,489	—	426,915
Farmland	8,043	—	2,254	—	10,297
Multi-family	57,052	9,280	—	—	66,332
Commercial and industrial	106,910	—	8,336	—	115,246
Other	10,954	—	—	—	10,954
Consumer:
Home equity lines of credit	13,390	—	101	—	13,491
Second mortgages	4,908	68	908	—	5,884
Other	2,299	—	—	—	2,299
Total	$839,631	$58,053	$16,140	$—	$913,824

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$238,610	$—	$3,480	$—	$242,090
Construction and Development:
Residential and commercial	65,703	—	—	—	65,703
Land	3,110	—	—	—	3,110
Commercial:
Commercial real estate	422,143	46,892	26,363	—	495,398
Farmland	7,517	—	—	—	7,517
Multi-family	58,285	9,482	—	—	67,767
Commercial and industrial	110,099	6,368	117	—	116,584
Other	10,142	—	—	—	10,142
Consumer:
Home equity lines of credit	16,969	—	159	—	17,128
Second mortgages	9,573	76	1,062	—	10,711
Other	2,851	—	—	—	2,851
Total	$945,002	$62,818	$31,181	$—	$1,039,001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2021	2020
	(In thousands)
Residential mortgage	$879	$2,036
Commercial:
Commercial real estate	—	14,414
Commercial and industrial	2,517	—
Consumer:
Home equity lines of credit	23	26
Second mortgages	278	254
Other	—	—
Total non-accrual loans	$3,697	$16,730

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Total non-accrual loans exclude loans held-for-sale. Total non-accrual loans decreased from $16.7 million at September 2020 to $3.7 million as of September 30, 2021. The decrease in non-accrual loans was primarily due to one commercial real estate loans totaling $6.6 million returning to accrual status as of September 30,2021 and one commercial real estate loan $7.5 million transferred to loans held-for-sale for period ending September 30, 2021. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was approximately $1.2 million for fiscal year 2021 and $425,000 for 2020. At September 30, 2021 there were no loans past due 90 days or more and still accruing interest compared to approximately $58,000 at September 30, 2020.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2021 and 2020.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2021:
Residential mortgage	$197,062	$796	$241	$611	$1,648	$198,710	$—
Construction and Development:
Residential and commercial	61,492	—	—	—	—	61,492	—
Land	2,204	—	—	—	—	2,204	—
Commercial:
Commercial real estate	426,915	—	—	—	—	426,915	—
Farmland	10,297	—	—	—	—	10,297	—
Multi-family	66,332	—	—	—	—	66,332	—
Commercial and industrial	115,246	—	—	—	—	115,246	—
Other	10,954	—	—	—	—	10,954	—
Consumer:
Home equity lines of credit	13,394	97	—	—	97	13,491	—
Second mortgages	5,697	4	83	100	187	5,884	—
Other	2,296	3	—	—	3	2,299	—
Total	$911,889	$900	$324	$711	$1,935	$913,824	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Receivable	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2020:
Residential mortgage	$239,623	$68	$694	$1,705	$2,467	$242,090	$—
Construction and Development:
Residential and commercial	65,703	—	—	—	—	65,703	—
Land	3,110	—	—	—	—	3,110	—
Commercial:
Commercial real estate	495,087	—	—	311	311	495,398	—
Farmland	7,517	—	—	—	—	7,517	—
Multi-family	67,767	—	—	—	—	67,767	—
Commercial and industrial	116,584	—	—	—	—	116,584	—
Other	10,142	—	—	—	—	10,142	—
Consumer:
Home equity lines of credit	17,080	—	—	48	48	17,128	48
Second mortgages	10,325	157	33	196	386	10,711	10
Other	2,850	—	1	—	1	2,851	—
Total	$1,035,788	$225	$728	$2,260	$3,213	$1,039,001	$58

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

The Company had 26 loans classified as TDRs with an aggregate outstanding balance of $18.2 million and $21.7 million at September 30, 2021, and 2020, respectively. At September 30, 2021, these loans were also classified as impaired. 22 of the TDR loans continue to perform under the restructured terms through September 30, 2021, and we continued to accrue interest on such loan through such date.

The decrease in TDRs at September 30, 2021 compared to September 30, 2020 was primarily due to a write down of $5.7 million on two commercial real estate loans that were transferred to held-for-sale, partially offset by the addition of one commercial loan secured by farmland totaling approximately $2.3 million.

Loans that have been classified as TDRs have modified payment terms and in some cases modified interest rates from the original loan agreements and allow the borrowers, who were experiencing financial difficulty, to relieve some of their overall cash flow burden, including but not limited to making interest only payments for a period of time. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a troubled debt restructured loan occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Due to financial difficulties experienced by the borrower, TDRs may arise where the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $185,000 and $175,000 of residential real estate properties in the process of foreclosure at September 30, 2021, and 2020, respectively.

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
At September 30, 2021:
Residential mortgage	16	$3,180	4	$640
Commercial:
Commercial real estate	5	12,180	—	—
Farmland	1	2,254	—	—
Commercial and industrial	1	549	—	—
Consumer
Second mortgages	3	78	—	—
Total	26	$18,241	4	$640
At September 30, 2020:
Residential mortgage	17	$3,435	7	$1,617
Commercial:
Commercial real estate	5	18,091	1	6,652
Consumer
Second mortgages	4	161	—	—
Total	26	$21,687	8	$8,269

The following table reports the performing status of all TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	September 30,
	2021		2020
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Residential mortgage	$2,540	$640	$1,818	$1,617
Commercial:
Commercial real estate	12,180	—	11,439	6,652
Farmland	2,254	—	—	—
Commercial and industrial	549	—	—	—
Consumer
Second mortgages	78	—	161	—
Total	$17,601	$640	$13,418	$8,269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the new TDRs for the twelve months ended September 30, 2021, and 2020.

	September 30,
	2021			2020
	Restructured During Period
	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Loans	Pre- Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	—	$—	$—	1	$207	$203
Commercial:
Commercial real estate	—	—	—	2	10,930	10,926
Farmland	1	2,287	2,287	—	—	—
Commercial and industrial	1	549	549	—	—	—
Total	2	$2,803	$2,803	3	$11,137	$11,129

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
	2021	2020
	(In thousands)
Balance at beginning of year	$13,733	$12,478
New loans	2,792	2,073
Repayments	(4,604)	(818)
Balance at end of year	$11,921	$13,733

At September 30, 2021, and 2020, the Company was servicing loans for the benefit of others in the amounts of $13.1 million and $20.1 million, respectively.  A summary of mortgage servicing rights included within other assets in the consolidated statements of financial condition and the activity therein follows for the periods indicated:

	September 30,
	2021	2020
	(In thousands)
Balance at beginning of year	$111	$178
Amortization	(28)	(67)
Balance at end of year	$83	$111

For the fiscal years ended September 30, 2021 and 2020, the fair value of servicing rights was determined using a base discount rate between 10.5 percent and 11.5 percent. The fair market value is evaluated by a third-party vendor on a quarterly basis for impairment purposes only.  For the fiscal year ended September 30, 2021, we sold $21.9 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $788,000. For the year ended September 30, 2021, the Company only sold loans with servicing released.  For the fiscal year ended September 30, 2020, we sold $5.2 million of long-term, fixed-rate residential mortgage loans with servicing released. This transaction resulted in a gain of $116,000. For the year ended September 30, 2020, the Company only sold loans with servicing released. No valuation allowance on servicing rights has been recorded at September 30, 2021, or 2020.

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, the “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be troubled debt restructurings (“TDRs”). As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At September 30, 2021, the Company had eight COVID-19 related modified loans totaling approximately $61.2 million. At September 30, 2020, the Company had 43 COVID-19 related modified loans totaling approximately $144.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables set forth the composition of these loans by loan segments as of September 30, 2021, and 2020:

	September 30, 2021
	Number of Loans	Loan Modification Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%

Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

	September 30, 2020
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2020	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	5	$1,288	$242,090	0.12%

Construction and Development:
Residential and commercial	-	-	65,703	0.00%
Land loans	-	-	3,110	0.00%
Total Construction and Development	-	-	68,813	0.00%

Commercial:
Commercial real estate	21	131,348	495,398	12.65%
Farmland	1	2,288	7,517	0.22%
Multi-family	2	3,718	67,767	0.36%
Commercial and industrial	10	5,547	116,584	0.53%
Other	-	-	10,142	0.00%
Total Commercial	34	142,901	697,408	13.75%

Consumer:
Home equity lines of credit	3	579	17,128	0.06%
Second mortgages	1	17	10,711	0.00%
Other	-	-	2,851	0.00%
Total Consumer	4	596	30,690	0.06%
Total loans	43	$144,785	$1,039,001	13.94%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2021 and 2020:

		September 30,
	Estimated Useful Life (years)	2021	2020
		(In thousands)
Land	—	$706	$707
Building and improvements	10-39	11,992	11,909
Construction in process	—	5	6
Furniture, fixtures and equipment	3-7	5,904	5,852
		18,607	18,474
Accumulated depreciation		(12,830)	(12,200)
		$5,777	$6,274

Depreciation expense was approximately $630,000 and $745,000 for the years ended September 30, 2021 and 2020, respectively.

Note 9 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2021 and 2020 consisted of the following:

	September 30,
	2021		2020
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(In thousands)
Balances by types of deposit:
Savings	$50,582	5.39%	$45,072	5.06%
Money market accounts	385,480	41.09	277,711	31.17
Interest bearing demand	336,645	35.88	303,682	34.09
Non-interest bearing demand	53,849	5.74	50,422	5.66
	826,556	88.10	676,887	75.98
Certificates of deposit	111,603	11.90	214,019	24.02
Total	$938,159	100.00%	$890,906	100.00%

The total amount of certificates of deposit of $250,000 and greater at September 30, 2021 and 2020 was $16.5 million and $48.2 million, respectively. We had brokered deposits totaling $6.1 million and $31.1 million at September 30, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Deposits (Continued)

Interest expense on deposits consisted of the following for the years:

	September 30,
	2021	2020
	(In thousands)
Savings accounts	$59	$51
Money market accounts	1,726	4,010
Interest bearing demand	2,681	3,523
Certificates of deposit	2,282	5,262
Total deposits	$6,748	$12,846

The following is a schedule of certificates of deposit maturities.

September 30, 2021
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2022	$58,172
2023	21,234
2024	17,928
2025	6,319
2026	7,160
Thereafter	790
$111,603

Deposits from related parties held by the Company at September 30, 2021 and 2020 amounted to $43.2 million and $35.9 million, respectively.

Note 10 - Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $150.0 million, of which there was no balance outstanding at September 30, 2021 or 2020.  The interest rate on the line of credit at September 30, 2021 and 2020 was 0.29 percent and 0.39 percent, respectively.

The summary of long-term borrowings as of September 30, 2021 and 2020 are as follows:

	September 30,
	2021		2020
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
	(In thousands)
Due by September 30:
2021	$—	—	$110,000	0.76
2022	90,000	0.76	20,000	2.29
Total FHLB Advances	$90,000	0.76%	$130,000	0.99%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Borrowings (Continued)

At September 30, 2021, the Company had $90.0 million in outstanding long-term fixed rate FHLB advances and $376.6 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

During both fiscal year 2021 and 2020, the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source. The Company had no secured borrowing agreements with a third party at September 30, 2021 compared to two loans totaling $4.2 million at September 30, 2020. Subsequent to September 30, 2020, the one loan participation agreement was extinguished and was no longer a secured borrowing.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At September 30, 2021, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $182,000 to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of fiscal year 2019. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of September 30, 2021 and 2020:

	September 30, 2021
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$40,000	$14	Other assets	$30,000	$47	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,748	$4,671	Other assets	$44,748	$4,673	Other liabilities

	September 30, 2020
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$—	$—	Other assets	$90,000	$1,291	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$45,162	$8,752	Other assets	$45,162	$8,756	Other liabilities

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,685	$—	$4,685	$—	$—	$4,685

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,720	$—	$4,720	$221	$8,257	$(3,758)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$8,752	$—	$8,752	$—	$—	$8,752

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2020
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$10,047	$—	$10,047	$1,498	$12,857	$(4,308)

The tables below present the net gains (losses) recorded in accumulated other comprehensive (loss) income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended September 30, 2021 and 2020.

	For the Year Ended September 30, 2021
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$255	$(995)
Total derivatives	$255	$(995)

	For the Year Ended September 30, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(1,088)	$(437)
Total derivatives	$(1,088)	$(437)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended September 30, 2021 and 2020.

	For the Year Ended September 30, 2021
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

At September 30, 2021 and 2020, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at September 30, 2021 and 2020.  At September 30, 2021 and 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $8.3 million and $12.9 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the years ended September 30, 2021 and 2020.

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2021 and 2020:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$4,993	$—	$4,993	$—
State and municipal obligations	2,765	—	2,765	—
Single issuer trust preferred security	875	—	875	—
Corporate debt securities	32,180	—	32,180	—
Total investment securities available-for-sale	$40,813	$—	$40,813	$—
Equity securities:
Mutual fund	$1,500	$1,000	$—	$500
Total equity investment securities	$1,500	$1,000	$—	$500

Derivative instruments	$4,685	$—	$4,685	$—

Liabilities:
Derivative instruments	$4,720	$—	$4,720	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$5,040	$—	$5,040	$—
State and municipal obligations	3,105	—	3,105	—
Single issuer trust preferred security	925	—	925	—
Corporate debt securities	20,948	—	20,948	—
Total investment securities available-for-sale	$30,018	$—	$30,018	$—
Equity securities:
Mutual fund	$1,523	$1,023	$—	$500
Total equity investment securities	$1,523	$1,023	$—	$500

Derivative instruments	$8,752	$—	$8,752	$—

Liabilities:
Derivative instruments	$10,047	$—	$10,047	$—

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the years ended September 30, 2021 and September 30, 2020:

Fair value measurements using significant unobservable inputs (Level 3)
(In thousands)
Balance, October 1, 2020	$500
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, September 30, 2021	$500

Fair value measurements using significant unobservable inputs (Level 3)
(In thousands)
Balance, October 1, 2019	$250
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	250
Transfers in and/or out of Level 3	-
Balance, September 30, 2020	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

All of the Company’s available for sale investment securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.  From time to time, the Company validates prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

For assets measured at fair value on a nonrecurring basis in fiscal year 2021 and fiscal year 2020 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2021 and 2020:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,961	$—	$—	$4,961
Impaired loans(1)	33,876	18,900	—	14,976
Total	$38,837	$18,900	$—	$19,937

	September 30, 2021
	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$4,961	Appraisal of Collateral(2)	Collateral discount(3)	6.4%/(6.4%)
Impaired loans(1)	33,876	Appraisal of Collateral(2)	Collateral discount(3)	(4.0%) – (12%)/(8%)
Total	$38,837

(1)	Consisted of eight loans with an aggregate balance of $35.4 million and with $1.5 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$5,796	$—	$—	$5,796
Impaired loans(1)	7,920	—	—	7,920
Total	$13,716	$—	$—	$13,716

	September 30, 2020
	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(In thousands)
Other real estate owned	$5,796	Appraisal of Collateral(2)	Collateral discount(3)	6.5%/(6.5%)
Impaired loans(1)	7,920	Appraisal of Collateral(2)	Collateral discount(3)	(2.0%) - 20%/(1.4%)
Total	$13,716

(1)	Consisted of four loans with an aggregate balance of $8.2 million and with $308,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense

Note 12 - Fair Value Measurements (Continued)

At September 30, 2021 and 2020, the Company did not have any additions to our mortgage servicing assets.  At September 30, 2021 and September 30, 2020 the Company sold loans with servicing released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2021 and 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2021 and 2020 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Investment, mortgage-backed securities available for sale, and mutual funds (carried at fair value) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

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

Impaired Loans—Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs. At September 30, 2021 four of our commercial real estate loans totaling $32.5 million classified as held-for sale were deemed impaired. Three of the commercial real estate loans totaling $18.9 million was fair valued at level 1 input is based off of a subsequent sale and the other commercial real estate loan totaling $13.6 million was fair valued at level 3 is based off of an appraisal.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

Other Real Estate Owned—Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines in subsequent periods, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of, among other factors, changes in the economic conditions.

Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of deposits is discounted based on rates available for time deposits of similar maturities. Fair value approximates book value for savings accounts, checking and negotiable order of withdrawal accounts (“NOW accounts”), and money market accounts.

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

Commitments to Extend Credit and Letters of Credit—The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans and are not included in the table below. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

Mortgage Servicing Rights—The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions, such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2021 and 2020 were as follows:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2021:
Financial assets:
Cash and cash equivalents	$136,590	$136,590	$136,590	$—	$—
Investment securities available-for-sale	40,813	40,813	—	40,813	—
Investment securities held-to-maturity	28,507	28,913	—	28,913	—
Equity securities	1,500	1,500	1,000	—	500
Loans receivable, net (including impaired )	902,981	900,357	—	—	900,357
Loans Held For Sale	33,199	33,199	19,583	—	13,616
Accrued interest receivable	3,512	3,512	—	3,512	—
Restricted stock	7,776	7,776	—	7,776	—
Mortgage servicing rights (included in Other Assets)	83	83	—	83	—
Derivatives (included in Other Assets)	4,685	4,685	—	4,685	—
Financial liabilities:
Savings accounts	50,582	50,582	—	50,582	—
Checking and NOW accounts	390,494	390,494	—	390,494	—
Money market accounts	385,480	385,480	—	385,480	—
Certificates of deposit	111,603	113,323	—	113,323	—
Borrowings (excluding sub debt)	90,000	90,215	—	90,215	—
Subordinated debt	24,934	25,027	—	25,027	—
Derivatives (included in Other Liabilities)	4,720	4,720	—	4,720	—
Accrued interest payable	572	572	—	572	—

September 30, 2020:
Financial assets:
Cash and cash equivalents	$61,439	$61,439	$61,439	$—	$—
Investment securities available-for-sale	30,018	30,018	—	30,018	—
Investment securities held-to-maturity	14,970	15,608	—	15,608	—
Equity securities	1,523	1,523	1,023	—	500
Loans receivable, net (including impaired loans)	1,026,984	1,035,941	—	—	1,035,941
Accrued interest receivable	3,677	3,677	—	3,677	—
Restricted stock	9,622	9,622	—	9,622	—
Mortgage servicing rights (included in Other Assets)	111	111	—	111	—
Derivatives (included in Other Assets)	8,752	8,752	—	8,752	—
Financial liabilities:
Savings accounts	45,072	45,072	—	45,072	—
Checking and NOW accounts	354,104	354,104	—	354,104	—
Money market accounts	277,711	277,711	—	277,711	—
Certificates of deposit	214,019	217,212	—	217,212	—
Borrowings (excluding sub debt)	134,225	135,101	—	135,101	—
Subordinated debt	24,776	25,030	—	25,030	—
Derivatives (included in Other Liabilities)	10,047	10,047	—	10,047	—
Accrued interest payable	728	728	—	728	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Income Taxes

In accordance with ASC Topic 740, the Company evaluates on a quarterly basis all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net DTA beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective.

Deferred income taxes at September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In thousands)
DTAs:
Allowance for loan losses	$2,807	$3,053
Non-accrual interest	276	29
Supplement Employer Retirement Plan	173	193
Federal and State net operating loss	155	6
Unrealized loss on investments available-for-sale	—	296
Depreciation	53	36
Lease liability	448	656
Other	113	89
Total DTAs	4,025	4,358
Valuation allowance for DTAs	—	—
Total DTAs, Net of Valuation Allowance	$4,025	$4,358
DTLs:
Unrealized gain on investments available-for-sale	(3)	—
Mortgage servicing rights	(20)	(27)
Right of use asset	(440)	(648)
Other	(32)	(3)
Total DTLs	(495)	(678)
DTAs, Net	$3,530	$3,680

Of these DTAs, the carryforward periods for certain tax attributes are as follows:

•	The Company has recorded federal net operating loss carryforwards of approximately $563,000 and $0 million as of September 30, 2021 and 2020, respectively. These net operating losses do not expire.

•

The Company has recorded state net operating loss carryforwards of approximately $36,500 and $12,000 as of September 30, 2021 and 2020 , respectively. These net operating losses will begin to expire in 2033.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Taxes (Continued)

Income tax benefit for the fiscal years ended September 30, 2021 and 2020 was comprised of the following:

	September 30,
	2021	2020
	(In thousands)
Federal:
Current	$(62)	$394
Deferred	(112)	(495)
	(174)	(101)
State:
Current	-	271
Deferred	(38)	(206)
	(38)	65
Total income tax benefit	$(212)	$(36)

A reconciliation from the expected federal income tax expense (benefit) computed at the statutory federal income tax rate to the actual income tax benefit included in the consolidated statements of income for the fiscal years ended September 30, 2021 and 2020:

	September 30,
	2021		2020
	(In thousands)
Tax at statutory rate	$(64)	(21.0)%	$128	21.0%
Adjustments resulting from:
State tax, net of federal benefit	(30)	(9.8)	51	8.5
Tax-exempt interest	(26)	(8.6)	(59)	(9.7)
Earnings on bank-owned life insurance	(138)	(45.3)	(107)	(17.6)
Other	46	15.1	(49)	(8.1)
Total	$(212)	(69.6)%	$(36)	(5.9)%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities.  As of September 30, 2021 and 2020, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2018 to September 30, 2021.

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

           As of September 30, 2021, the Company leases one financial center located in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one private banking office in Morris County located in Morristown, New Jersey; one private banking office located in Palm Beach, Florida; one representative office located in Wellington, Florida; one representative office located in Allentown, Pennsylvania and one administrative office in Quakertown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for one private banking office leases and two representative office leases whose terms are twelve months or less and are considered short-term leases. The financial center lease, two private banking office leases, and one administrative office lease include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense for the fiscal years ended September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
	In thousands
Operating lease cost	$661	$698
Finance lease cost	—	—
Short-term lease cost	95	104
Total	$756	$802

Supplemental information at and for September 30, 2021 and the fiscal year ended September 30, 2020 related to leases was as follows:

	September 30, 2021	September 30, 2020
	(Dollars in thousands)	(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$1,796	$2,638
Operating lease liabilities	$1,830	$2,671
Weighted average remaining lease term	4.50 years	5.40 years
Weighted average discount rate	1.99%	1.99%

	Twelve Months Ended September 30, 2021	Twelve Months Ended September 30, 2020
	(In thousands)	(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$893	$667
ROU assets obtained in exchange for lease obligations	$3,279	$3,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Leases (Continued)

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Years ended September 30:
2022	$449
2023	431
2024	431
2025	432
2026	153
Thereafter	51
Total lease payments	$1,947
Less: imputed interest	(117)
Total	$1,830

The Company receives rents from the lease of office and residential space owned by the Company. Rental income is included in Other Income.  Future minimum rental commitments under these leases are (in thousands):

Years ending September 30:
2022	$95
2023	—
2024	—
2025	—
2026	—
$95

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At both September 30, 2021 and 2020, the uncollateralized portion of the letters of credit extended by the Company was approximately $9.0 million and $9.1 million, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2021 or 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

At September 30, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2021	2020
	(In thousands)
Commitments to extend credit:
Future loan commitments	$32,889	$7,687
Undisbursed construction loans	12,672	24,551
Undisbursed home equity lines of credit	25,722	24,751
Undisbursed commercial lines of credit	19,901	22,918
Undisbursed commercial unsecured lines of credit	66,941	58,445
Overdraft protection lines	1,549	1,362
Standby letters of credit	9,026	9,074
Total Commitments	$168,700	$148,788

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

Note 16 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020, to December 31, 2020. During the fiscal year ended September 30, 2020, the Company purchased 177,653 shares of its common stock in the open market under the repurchase plan at an average cost of $14.23 per share. This plan expired during fiscal year end September 30, 2021 and was not further extended, and no shares were purchased after December, 2020.

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters (Continued)

and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Bank, a common equity Tier 1 capital ratio of 4.5 percent became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0 percent to 6.0 percent beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5 percent above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0 percent, (2) a Tier 1 capital ratio of 8.5 percent, and (3) a total capital ratio of 10.5 percent. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

As of September 30, 2021, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2021 and 2020:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2021:
Tier 1 Leverage (Core) Capital (to average assets)	$142,132	11.84%	$48,020	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk- weighted assets)	142,132	14.53%	44,024	4.50%	N/A	NA
Tier 1 Capital (to risk-weighted assets)	142,132	14.53%	58,699	6.00%	N/A	NA
Total Risk-Based Capital (to risk- weighted assets)	178,620	18.26%	78,265	8.00%	N/A	N/A
As of September 30, 2020:
Tier 1 Leverage (Core) Capital (to average assets)	$141,681	11.63%	$48,743	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk- weighted assets)	141,681	14.00%	45,528	4.50%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	141,681	14.00%	60,704	6.00%	N/A	N/A
Total Risk-Based Capital (to risk- weighted assets)	178,972	17.69%	80,939	8.00%	N/A	N/A

(1)

The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters (Continued)

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2021 and 2020:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2021:
Tier 1 Leverage (Core) Capital (to average assets)	$157,518	13.14%	$47,946	4.00%	$59,933	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	157,518	16.13%	43,934	4.50%	63,460	6.50%
Tier 1 Capital (to risk-weighted assets)	157,518	16.13%	58,579	6.00%	78,105	8.00%
Total Risk-Based Capital (to risk-weighted assets)	169,072	17.32%	78,105	8.00%	97,632	10.00%
As of September 30, 2020:
Tier 1 Leverage (Core) Capital (to average assets)	$155,575	12.78%	$48,685	4.00%	$60,856	5.00%
Common Equity Tier 1 Capital (to risk- weighted assets)	155,575	15.40%	45,459	4.50%	65,663	6.50%
Tier 1 Capital (to risk-weighted assets)	155,575	15.40%	60,612	6.00%	80,816	8.00%
Total Risk-Based Capital (to risk-weighted assets)	168,090	16.64%	80,816	8.00%	101,020	10.00%

The following table presents a reconciliation of the Bank’s equity determined using GAAP and its regulatory capital amounts as of September 30, 2021 and 2020:

	September 30,
	2021	2020
	(In thousands)
Bank GAAP equity	$157,554	$154,487
Net unrealized loss on securities available for sale, net of income taxes	(45)	93
Net unrealized loss on derivatives, net of income taxes	9	995
Tangible Capital, Core Capital and Tier 1 Capital	157,518	155,575
Allowance for loan losses	11,554	12,515
Total Risk-Based Capital	$169,072	$168,090

Note 17 – Comprehensive Income

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	September 30,
	2021	2020
	(In thousands)
Net unrealized holding gains (losses) on available-for- sale securities	$57	$(118)
Tax effect	(12)	25
Net of tax amount	45	(93)
Fair value adjustment on derivatives	(11)	(1,260)
Tax effect	2	265
Net of tax amount	(9)	(995)
Total accumulated other comprehensive income (loss)	$36	$(1,088)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Comprehensive Income (Continued)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Year Ended September 30,
	2021	2020
	(In thousands)
Net unrealized holding gains on available-for-sale securities	$950	$320
Reclassification adjustment for net gains arising during the period	(779)	(330)
Adjustment for loss recorded on replacement of derivative	(9)	31
Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	4	3
Fair value adjustment on derivatives	1,258	(681)
Other comprehensive income (loss) before taxes	1,424	(657)
Tax effect	(300)	138
Total other comprehensive income (loss)	$1,124	$(519)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of September 30, 2021, there were 299,288 remaining shares available for future grants.

Restricted stock and option awards granted during fiscal year 2021 vest in 20 percent increments beginning on the one- year anniversary of the grant date, and accelerate upon a change in control of the Company.  The options generally expire ten years from the date of grant.  All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting.  Shares of restricted stock have the same dividend and voting rights as common stock while options do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

During fiscal year 2021 and 2020, stock options covering a total 7,000 shares of common stock, respectively, were granted. During fiscal year 2021 and 2020, no stock options were forfeited. Total compensation expense related to options granted under the 2014 Plan was approximately $35,000 for fiscal year 2021 and $29,000 for fiscal year 2020.

During fiscal year 2021, 12,363 shares of restricted stock were awarded and none of those shares were forfeited. During fiscal year 2020, 23,821 shares of restricted stock were awarded and 1,610 of those shares were forfeited. The compensation expense related to restricted and unrestricted stock awards was approximately $260,000 for fiscal year 2021 and $224,000 for fiscal year 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Equity Based Incentive Compensation Plan (Continued)

Stock Options

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2021 are as follows:

Weighted average fair value of awards	$6.06
Risk-free rate	1.25%
Dividend yield	—%
Volatility	29.72%
Expected life	6.5 years

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2020 are as follows:

Weighted average fair value of awards	$4.72
Risk-free rate	1.22%
Dividend yield	—%
Volatility	19.86%
Expected life	6.5 years

The following is a summary of currently outstanding options at September 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	25,830	$21.57		$—
Granted	7,000	$18.69		$—
Exercised	—	$—		$—
Forfeited/cancelled/expired	—	$—		$—
Outstanding, end of year	32,830	$20.96	7.392	$1,940
Exercisable at end of year	13,310	$21.53	6.193	$1,940
Nonvested at end of year	19,520	$20.56

The following is a summary of currently outstanding options at September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	18,830	$22.05		$21,350
Granted	7,000	$20.28		$—
Exercised	—	$—		$—
Forfeited/cancelled/expired	—	$—		$—
Outstanding, end of year	25,830	$21.57	7.819	$—
Exercisable at end of year	8,140	$21.50	6.794	$—
Nonvested at end of year	17,690	$21.60

As of September 30, 2021, there was $92,000 of total unrecognized compensation cost related to non-vested options under the Plan.  The cost is expected to be recognized over a weighted average period of 3.31 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Equity Based Incentive Compensation Plan (Continued)

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2021:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	30,653	$21.98
Granted	12,363	18.69
Vested	(11,530)	20.82
Forfeited/cancelled/expired	—	—
Outstanding, end of year	31,486	$21.10

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2020:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	18,493	$21.78
Granted	23,821	19.62
Vested	(10,051)	16.62
Forfeited/cancelled/expired	(1,610)	21.43
Outstanding, end of year	30,653	$21.98

As of September 30, 2021, there was $367,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.27 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125 percent fixed-to-floating rate subordinated notes due 2027 (the “Notes”). The Notes have a stated maturity of February 15, 2027, are redeemable, in whole or in part, on or after February 15, 2022, and at any time upon the occurrences of certain events. The Notes bear interest at a fixed rate of 6.125 percent per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s net subordinated debt totaled $24.9 million ($737,000 represents original debt issuance costs) at September 30, 2021.

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

Note 20 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2021	2020
	(In thousands)
Assets
Cash and Cash Equivalents	$6,878	$8,411
Investment in subsidiaries	157,554	154,487
Loans receivable, net	934	1,104
Other assets	1,916	1,536
Total Assets	$167,282	$165,538
Liabilities
Subordinated debt	$24,934	$24,776
Accrued interest payable	196	196
Accounts payable	(16)	(27)
Total Liabilities	25,114	24,945
Shareholders’ Equity	142,168	140,593
Total Liabilities and Shareholders’ Equity	$167,282	$165,538

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Operations

	Year Ended September 30,
	2021	2020
	(In thousands)
Income
Interest income	$51	$59
Total Interest Income	51	59
Expense
Long-term borrowings	1,536	1,531
Total Interest Expense	1,536	1,531
Other operating expenses	560	375
Total Other Expenses	560	375
Total Expense	2,096	1,906
Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Benefit	(2,045)	(1,847)
Equity in Undistributed Net Income of Subsidiaries	1,473	2,071
Income tax benefit	(480)	(420)
Net (Loss) Income	$(92)	$644

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2021	2020
Net (Loss) Income	$(92)	$644
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding gains on available-for- sale securities	950	320
Tax effect	(199)	(67)
Net of tax amount	751	253
Reclassification adjustment for net gains arising during the period(1)	(779)	(330)
Tax effect	163	69
Net of tax amount	(616)	(261)
Adjustment for loss recorded on replacement of derivative	(9)	31
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	4	3
Tax effect	(1)	(1)
Net of tax amount	3	2
Fair value adjustment on derivatives	1,258	(681)
Tax effect	(263)	137
Net of tax amount	995	(544)
Total other comprehensive income (loss)	1,124	(519)
Total comprehensive income	$1,032	$125

(1) Amounts are included in net gains on sales and calls of investments on the Consolidated Statements of Operations in total other income.

(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

Note 20 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net (loss) income	$(92)	$644
Undistributed net income of subsidiaries	(1,473)	(2,071)
ESOP expense	248	236
Stock based compensation	295	253
Amortization of subordinated debt issuance costs	158	157
Increase in other assets	(850)	(838)
Increase (decrease) in other liabilities	11	(41)
Net Cash Used in Operating Activities	(1,703)	(1,660)
Cash Flows from Investing Activities
Net decrease in loans	170	162
Net Cash Provided by Investing Activities	170	162
Cash Flows from Financing Activities
Acquisition of treasury stock	—	(2,529)
Proceeds from other borrowings	5,000	—
Repayments of other borrowings	(5,000)	—
Net Cash (Used in) Provided by Financing Activities	—	(2,529)
Net Decrease in Cash and Cash Equivalents	(1,533)	(4,027)
Cash and Cash Equivalents - Beginning	8,411	12,438
Cash and Cash Equivalents - Ending	$6,878	$8,411

Note 21 – Quarterly Financial Information (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2021 and 2020.

	2021
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(In thousands, except share data)
Total Interest and Dividend Income	$8,862	$9,419	$9,539	$10,596
Total Interest Expense	2,037	2,290	2,737	3,292
Net Interest Income	6,825	7,129	6,802	7,304
Provision for Loan Losses	10,626	—	—	550
Total Other Income	579	793	1,167	1,224
Total Other Expenses	5,084	5,832	5,063	4,972
Income (Loss) before income tax expense	(8,306)	2,090	2,906	3,006
Income tax (benefit) expense	(2,116)	489	682	733
Net (Loss) Income	$(6,190)	$1,601	$2,224	$2,273

(Loss) Earnings Per Common Share:
Basic	$(0.82)	$0.21	$0.30	$0.30
Diluted	$(0.82)	$0.21	$0.30	$0.30

Weighted Average Common Shares Outstanding
Basic	7,548,958	7,545,371	7,529,408	7,525,808
Diluted	7,550,766	7,546,200	7,530,151	7,526,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Quarterly Financial Information (Unaudited) (Continued)

	2021
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(In thousands, except share data)
Cash and due from depository institutions	$99,670	$90,441	$99,358	$83,764
Interest-bearing deposits in depository institutions	36,920	14,513	9,556	25,458
Investment securities, available for sale, at fair value	40,813	32,998	27,397	33,704
Equity Securities	1,500	1,504	1,502	1,520
Investment securities held to maturity	28,507	31,795	25,834	14,161
Restricted stock, at cost	7,776	7,896	8,891	9,327
Loans receivable, net of allowance for loan losses	902,981	940,735	974,596	990,346
Loans held-for-sale	33,199	—	—	—
OREO	4,961	4,961	5,796	5,796
Accrued interest receivable	3,512	3,370	3,598	4,051
Operating lease right-of-use-assets	1,796	2,168	2,322	2,479
Property and equipment, net	5,777	5,902	6,040	6,154
Deferred income taxes, net	3,530	3,389	3,535	3,601
Bank-owned life insurance	26,056	25,889	25,725	25,564
Other assets	12,145	20,183	12,269	14,999
Total assets	$1,209,143	$1,185,744	$1,206,419	$1,220,924
Deposits	$938,159	$907,704	$912,213	$900,465
FHLB advances	90,000	90,000	110,000	130,000
Secured borrowings	—	—	—	—
Other borrowings	—	—	—	5,000
Subordinated debt	24,934	24,895	24,855	24,816
Operating lease liabilities	1,830	2,204	2,357	2,512
Other liabilities	12,052	12,749	11,143	14,865
Shareholders' equity	142,168	148,192	145,851	143,266
Total liabilities and shareholders' equity	$1,209,143	$1,185,744	$1,206,419	$1,220,924

Note 21 – Quarterly Financial Information (Unaudited) (Continued)

	2020
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(In thousands, except share data)
Total Interest and Dividend Income	$10,340	$10,498	$11,629	$11,840
Total Interest Expense	3,620	3,867	4,836	4,952
Net Interest Income	6,720	6,631	6,793	6,888
Provision for Loan Losses	7,400	435	625	2,150
Total Other Income	692	389	964	443
Total Other Expenses	4,558	4,684	4,638	4,422
Income before income tax expense	(4,546)	1,901	2,494	759
Income tax expense	(1,043)	447	586	(26)
Net Income	$(3,503)	$1,454	$1,908	$785

Earnings Per Common Share:
Basic	$(0.46)	$0.19	$0.25	$0.10
Diluted	$(0.46)	$0.19	$0.25	$0.10

Weighted Average Common Shares Outstanding
Basic	7,522,199	7,538,375	7,663,771	7,665,842
Diluted	7,522,360	7,538,375	7,663,771	7,665,842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Quarterly Financial Information (Unaudited) (Continued)

	2020
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(In thousands, except share data)
Cash and due from depository institutions	$16,386	$30,653	$1,829	$1,337
Interest-bearing deposits in depository institutions	45,053	28,291	124,239	158,465
Investment securities, available for sale, at fair value	30,018	31,722	20,325	22,225
Equity Securities	1,523	1,523	1,514	1,498
Investment securities held to maturity	14,970	15,921	18,046	20,578
Restricted stock, at cost	9,622	9,766	10,913	11,115
Loans receivable, net of allowance for loan losses	1,026,894	1,032,318	1,007,132	996,879
OREO	5,796	5,796	5,796	5,796
Accrued interest receivable	3,677	5,680	4,121	4,061
Operating lease right-of-use-assets	2,638	2,799	2,959	3,119
Property and equipment, net	6,274	6,355	6,476	6,594
Deferred income taxes, net	3,680	3,103	2,974	2,806
Bank-owned life insurance	25,400	20,270	20,144	20,018
Other assets	16,344	13,873	13,869	8,341
Total assets	$1,208,275	$1,208,070	$1,240,337	$1,262,832
Deposits	$890,906	$884,444	$915,900	$943,819
FHLB advances	130,000	130,000	133,000	133,000
Secured borrowing	4,225	4,225	4,225	4,250
Subordinated debt	24,776	24,737	24,697	24,658
Operating lease liabilities	2,671	2,824	2,976	3,128
Other liabilities	15,104	18,309	16,389	10,442
Shareholders' equity	140,593	143,531	143,150	143,535
Total liabilities and shareholders' equity	$1,208,275	$1,208,070	$1,240,337	$1,262,832

Note 22 – Subsequent Event

Subsequent to September 30, 2021, the Company disposed of three commercial real estate loans with an aggregate book balance of $29.3 million. Included in these loans was one non-accrual loan totaling approximately $12.2 million and two performing TDR loans totaling $17.1 million. These loans were transferred to held-for-sale at a fair value of $18.9 million on September 30, 2021, and then subsequently sold at a net loss of approximately $10.8 million as compared to their recorded investment prior to reclassification of loans held-for-sale. There was one additional non-accrual commercial real estate loan transferred to held-for-sale at September 30, 2021, with an aggregate book balance of $13.6 million. The Company is continuing to evaluate a sale of this loan.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Controls and Procedures of the Company’s 2020 Annual Report set forth management’s conclusion that because of the material weakness and related matters described in Item 9A of the 2020 Annual Report, the Company’s internal control over financial reporting was not effective as of September 30, 2020. The matters described in Item 9A of the 2020 Annual Report related to the Company’s review of certain loan participation contracts, and changes to recourse provisions therein. Management implemented additional control procedures, including redesigning and enhancing control activities related to preparation and review of existing and new loan participation agreements, and any amendments thereto. In addition, we have developed enhanced financial reporting procedures for assessing significant subsequent events related to loan modifications, including a quarterly identification and review of significant loan modifications occurring subsequent to quarter end but prior to the financial statements being issued, to ensure that the relevant accounting implications are identified and considered, including the market value impact and potential material information that may impact credit quality of loans. During the quarter ended June 30, 2021, the Company completed the remediation efforts described in Item 9A of the 2020 Annual Report. As of September 30, 2021, based on management’s assessment, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held in March 2022 (the “Proxy Statement”).

Corporate Governance

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under our 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) as of September 30, 2021. The 2014 Plan permits the grant of equity awards and other awards, including stock options and restricted stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	32,830	$20.96	299,288
Equity compensation plans not approved by security holders	—	—	—
Total	32,830	$20.96	299,288

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

Item 14: Principal Accounting Fees and Services

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
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2021 and 2020, (ii) the Consolidated Statement of Operations for the years ended September 30, 2021 and 2020, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2021 and 2020, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2021 and 2020, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2021 and 2020 (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

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

MALVERN BANCORP, INC.

January 10, 2022	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on January 10, 2022.

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