Form 10-Q
period 2021-12-31
MALVERN BANCORP, INC.
filed 2022-02-14
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01:	7,621,100 shares
(Title of Class)	(Outstanding as of February 14, 2022)

PART I – FINANCIAL INFORMATION

The following (a) consolidated statement of financial condition as of September 30, 2021, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2022, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2022 (the “2021 Annual Report”), should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	September 30, 2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	104,568	99,670
Interest bearing deposits in depository institutions	30,336	36,920
Cash and Cash Equivalents	134,904	136,590
Investment securities available for sale, at fair value (amortized cost of $41,810 and $40,756 at December 31, 2021 and September 30, 2021, respectively)	41,718	40,813
Equity Securities	1,491	1,500
Investment securities held to maturity (fair value of $39,316 and $28,913 at December 31, 2021 and September 30, 2020, respectively)	39,045	28,507
Restricted stock, at cost	6,294	7,776
Loans Held-for-sale	13,616	33,199
Loans receivable, net of allowance for loan losses of $10,037 and $11,472 respectively	858,203	902,981
Other real estate owned	4,961	4,961
Accrued interest receivable	3,394	3,512
Operating lease right-of-use assets	1,663	1,796
Property and equipment, net	5,635	5,777
Deferred income taxes	3,461	3,530
Bank-owned life insurance	26,224	26,056
Other assets	12,591	12,145
Total Assets	$1,153,200	$1,209,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Deposits-non-interest-bearing	60,320	53,849
Deposits-interest-bearing	852,368	884,310
Total Deposits	912,688	938,159
FHLB advances	60,000	90,000
Other short-term borrowing	—	—
Subordinated debt	24,974	24,934
Advances from borrowers for taxes and insurance	1,583	1,022
Accrued interest payable	779	572
Operating lease liabilities	1,691	1,830
Other liabilities	6,928	10,458
Total Liabilities	1,008,643	1,066,975
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,815,616 and 7,621,100 shares issued and outstanding, respectively, at December 31, 2021 and 7,816,832 and 7,622,316 shares issued and outstanding, respectively, at September 30, 2021	76	76
Additional paid-in-capital	85,599	85,524
Retained earnings	62,313	60,296
Unearned Employee Stock Ownership Plan (ESOP) shares	(865)	(901)
Accumulated other comprehensive income	297	36
Treasury stock, at cost: 194,516 shares at December 31, 2021 and September 30, 2021	(2,863)	(2,863)
Total Shareholders’ Equity	144,557	142,168
Total Liabilities and Shareholders’ Equity	$1,153,200	$1,209,143

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2021	2020

	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$8,228	$10,076
Investment securities, taxable	455	347
Investment securities, tax-exempt	36	24
Dividends, restricted stock	91	141
Interest-bearing cash accounts	13	8
Total Interest and Dividend Income	8,823	10,596
Interest Expense
Deposits	1,045	2,257
Short-term borrowings	-	45
Long-term borrowings	237	607
Subordinated debt	383	383
Total Interest Expense	1,665	3,292
Net Interest Income	7,158	7,304
Provision for Loan Losses	-	550
Net Interest Income after Provision for Loan losses	7,158	6,754
Other Income
Service charges and other fees	454	247
Rental income	52	54
Net gains on sale and call of investments	-	355
Net gains on sale of loans	52	404
Earnings on bank-owned life insurance	169	164
Total Other Income	727	1,224
Other Expenses
Salaries and employee benefits	2,295	2,272
Occupancy expense	515	542
Federal deposit insurance premium	76	76
Advertising	32	32
Data processing	320	328
Professional fees	1,055	663
Other real estate owned expense, net	5	28
Pennsylvania shares tax	170	170
Other operating expenses	760	861
Total Other Expenses	5,228	4,972
Income before income tax expense	2,657	3,006
Income tax expense	640	733
Net Income	$2,017	$2,273
Earnings Per Common Share:
Basic	$0.27	$0.30
Diluted	$0.27	$0.30
Weighted Average Common Shares Outstanding:
Basic	7,551,606	7,525,808
Diluted	7,553,208	7,526,376

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Net Income	$2,017	$2,273
Other Comprehensive Income, Net of Tax:
Unrealized holding (losses) gains on available-for-sale securities	(149)	457
Tax effect	31	(96)
Net of tax amount	(118)	361

Reclassification adjustment for net gains arising during the period (1)	-	(355)
Tax effect	-	74
Net of tax amount	-	(281)

Adjustment for loss recorded on replacement of derivative	-	(2)

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	2	1
Tax effect	(1)	-
Net of tax amount	1	1
Fair value adjustments on derivatives	479	273
Tax effect	(101)	(57)
Net of tax amount	378	216
Total other comprehensive income	261	295
Total comprehensive income	$2,278	$2,568

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2020	76	85,127	60,388	(1,047)	(1,088)	(2,863)	140,593
Net Income	-	-	2,273	-	-	-	2,273
Other comprehensive income	-	-	-	-	295	-	295
Committed to be released ESOP shares (3,600 shares)	-	16	-	37	-	-	53
Stock based compensation	-	52	-	-	-	-	52
Balance, December 31, 2020	76	85,195	62,661	(1,010)	(793)	(2,863)	143,266
Balance, October 1, 2021	76	85,524	60,296	(901)	36	(2,863)	142,168
Net Income	-	-	2,017	-	-	-	2,017
Other comprehensive income	-	-	-	-	261	-	261
Committed to be released ESOP shares (3,600 shares)	-	23	-	36	-	-	59
Stock based compensation	-	52	-	-	-	-	52
Balance, December 31, 2021	$76	$85,599	$62,313	$(865)	$297	$(2,863)	$144,557

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,017	$2,273
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	159	170
Provision for loan losses	-	550
Deferred income tax expense	69	79
ESOP expense	59	53
Stock based compensation	52	52
Amortization of premiums and discounts on investments securities, net	66	95
(Accretion) Amortization of loan origination fees and costs	(23)	1,218
(Accretion) Amortization of mortgage servicing rights	(3)	24
Net gain on sale and call of investments securities available-for-sale	-	(355)
Net gain on sale of secondary market loans	(52)	(404)
Proceeds from sale of secondary market loans	2,285	6,632
Originations of secondary market loans	(2,233)	(6,228)
Earnings on bank-owned life insurance	(169)	(164)
Decrease (increase) in accrued interest receivable	118	(374)
Increase in accrued interest payable	207	350
Operating lease liability payments	(149)	(172)
Decrease in other liabilities	(3,670)	(888)
Decrease in other assets	261	1,846
Amortization of subordinated debt	40	40
Net Cash (Used in) Provided by Operating Activities	(966)	4,797

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(2,000)	(10,500)
Sales	-	6,830
Maturities, calls and principal repayments	945	428
Investment securities held-to-maturity:
Purchases	(13,711)	-
Maturities, calls and principal repayments	3,109	730
Net decrease in loans	64,383	34,779
Net decrease in restricted stock	1,482	295
Purchase of property and equipment	(18)	(50)
Net Cash Provided by Investing Activities	54,190	32,512
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(25,471)	9,559
Proceeds for long-term borrowings	-	90,000
Repayment of long-term borrowings	(30,000)	(90,000)
Repayment of secured borrowings	-	(4,225)
Proceeds of other borrowed money	-	5,000
Increase in advances from borrowers for taxes and insurance	561	140
Net Cash (Used in) Provided by Financing Activities	(54,910)	10,474
Net (Decrease) Increase in Cash and Cash Equivalents	(1,686)	47,783
Cash and Cash Equivalents - Beginning	136,590	61,439
Cash and Cash Equivalents - Ending	$134,902	$109,222
Supplemental Cash Flows Information
Interest paid	$1,458	$2,942

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one-to-four family residential real estate loans, construction and development loans, commercial business loans, home equity loans, lines of credit, and other consumer loans. The Company also invests in and maintains a portfolio of investment securities, primarily comprised of corporate debt securities, U.S. government agencies, mortgage-backed securities, and state and municipal obligations. Malvern Bank is one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect, and integrity. The Bank’s primary market niche is providing personalized service to its client base.

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at December 31, 2021 and September 30, 2021 and the results of operations for the three months ended December 31, 2021 and 2020, and cash flows for the three months ended December 31, 2021 and 2020. In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2021 Annual Report filed with the SEC. The consolidated statements of operations for the three months ended December 31, 2021 and the consolidated statements of cash flows for the three months ended December 31, 2021 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2022 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has and continues to negatively impact the global economy.  In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act, as expanded by the Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act, enacted December 27, 2020 and the American Rescue Plan Act, enacted March 11, 2021, provided more than $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Under Section

4013 of the CARES Act, as amended, and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be troubled debt restructurings (“TDRs”).  Some of the provisions applicable to the Company include, but are not limited to:

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

 On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package included legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020. This legislation extended this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022.

Recent Accounting Pronouncements Yet to Be Adopted

Reference Rate Reform. In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption by the Company and applies prospectively to contract modifications and hedging relationships.  The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time. ASU 2020-04 is effective March 12, 2020, through December 31, 2022.  The Company anticipates adopting this ASU and will continue to analyze the provisions of the ASU in connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate. It is too early to predict a new rate index replacement, but we anticipate that it will be the Secured Overnight Financing Rate (“SOFR”).

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). This ASU identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company plans to adopt ASU 2019-12 during the current fiscal year and does not expect it to have a material impact on its consolidated financial statements or disclosure.

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

         On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package included legislation that extended certain relief provisions of the CARES Act that were set to expire on December 31, 2020. This legislation extended this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022.

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

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Rental income	$52	$54
Net gains on sale and call of investments	-	355
Net gains on sale of loans	52	404
Earnings on bank-owned life insurance	169	164
Non-interest income within the scope of other GAAP topics	$273	$977
ATM fees	$2	$3
Credit card fee income	7	5
DDA fee income	26	22
DDA service fees	25	24
Debit card fees	73	64
Other loan fee income	263	72
Other fee income	56	55
Other non-interest income	2	2
Non-interest income from contracts with customers	$454	$247
Total Non-interest Income	$727	$1,224

Note 5 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three months ended December 31, 2021, there were no restricted shares issued or stock options granted. There were no restricted shares or stock options granted during the three months ended December 31, 2020.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended December 31,
	2021	2020
	(In thousands, except share and per share data)
Net Income	$2,017	$2,273
Weighted average shares outstanding	7,621,351	7,609,953
Average unearned ESOP shares	(69,745)	(84,145)
Basic weighted average shares outstanding	7,551,606	7,525,808
Plus: effect of potential dilutive common stock equivalents - stock options	1,602	568
Diluted weighted average common shares outstanding	7,553,208	7,526,376
Earnings per common share:
Basic	$0.27	$0.30
Diluted	$0.27	$0.30

Note 6 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of he ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During each of the three months ended December 31, 2021 and 2020, there were 3,600 shares  committed to be released. At December 31, 2021, there were 67,965 unallocated shares and 191,253 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $1.1 million at December 31, 2021.

Note 7 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at December 31, 2021 and at September 30, 2021. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.  Equity securities are stated at fair value with any changes in fair value reported in non-interest income.

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

The following tables present information related to the Company’s investment securities at December 31, 2021 and September 30, 2021:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$-	$(42)	$4,958
State and municipal obligations	1,821	20	-	1,841
Single issuer trust preferred security	1,000	-	(122)	878
Corporate debt securities	33,989	214	(162)	34,041
Total	$41,810	$234	$(326)	$41,718
Investment Securities Held-to-Maturity:
U.S. government agencies	$17,500	$-	$(70)	$17,430
State and municipal obligations	9,737	113	-	9,850
Corporate debt securities	3,353	210	-	3,563
Mortgage-backed securities:
Mortgage Backed Security ("MBS"), fixed-rate	2,405	-	(22)	2,383
Collateralized mortgage obligations (“CMO”), fixed-rate	6,050	42	(2)	6,090
Total	$39,045	$365	$(94)	$39,316
Equity Securities:
Mutual Funds	$1,500	$-	$(9)	$1,491
Total equity securities	$1,500	$-	$(9)	$1,491
Total investment securities	$82,355	$599	$(429)	$82,525

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$-	$(7)		$4,993
State and municipal obligations	2,767	1	(3)		2,765
Single issuer trust preferred security	1,000	-	(125)		875
Corporate debt securities	31,989	243	(52)		32,180
Total	$40,756	$244	$(187)		$40,813
Investment Securities Held-to-Maturity:
U.S. government agencies	$10,000	$11	$-		$10,011
State and municipal obligations	$6,062	$104	$(49)		$6,117
Corporate debt securities	3,383	224	-		3,607
Mortgage-backed securities:
Mortgage-backed securities:	2,461	-	(13)		2,448
Collateralized mortgage obligations (“CMO”), fixed-rate	6,601	129	-		6,730
Total	$28,507	$468	$(62)		$28,913
Equity Securities:
Mutual Funds	$1,500	$-	$-	#	$1,500
Total equity securities	$1,500	$-	$-		$1,500
Total investment securities	$70,763	$712	$(249)		$71,226

For the three months ended December 31, 2020, proceeds of available-for-sale investment securities sold amounted to approximately $6.8 million.  There were gains of approximately $355,000 associated with these sales.  There were no sales of available for sale securities for the three months ended December 31, 2021.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2021 and September 30, 2021:

	December 31, 2021
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$4,957	$(42)	$-	$-	$4,957	$(42)
Single issuer trust preferred security	-	-	878	(122)	878	(122)
Corporate debt securities	12,873	(127)	1,465	(35)	14,338	(162)
Total investment securities	$17,830	$(169)	$2,343	$(157)	$20,173	$(326)

	September 30, 2021
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$4,993	$(7)	$-	$-	$4,993	$(7)
State and municipal obligations	1,819	(3)	-	-	1,819	(3)
Single issuer trust preferred security	-	-	875	(125)	875	(125)
Corporate debt securities	8,475	(25)	2,973	(27)	11,448	(52)
Total investment securities	$15,287	$(35)	$3,848	$(152)	$19,135	$(187)

As of December 31, 2021, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2021, the Company held six corporate debt securities, one U.S. government agency, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell, and expects that it is unlikely that it will be required to sell, these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2021 represents an other-than-temporary impairment.

Investment securities having a carrying value of approximately $2.7 million and $2.9 million at December 31, 2021 and September 30, 2021, respectively, were pledged to secure deposits. No investment securities were pledged to secure hedges at December 31, 2021 or September 30, 2021. No investment securities were pledged to secure short-term borrowings at December 31, 2021 and September 30, 2021.

The following table presents information for investment securities at December 31, 2021, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2021
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$-	$-
Over 1 year through five years	3,500	3,448
After 5 years through ten years	29,989	29,966
Over 10 years	8,321	8,304
Total	$41,810	$41,718
Held-to-Maturity:
Within 1 year	$-	$-
Over 1 year through five years	5,103	5,408
After 5 years through ten years	2,500	2,483
Over 10 years	22,987	22,952
Mortgage-backed securities:
Mortgage Backed Security ("MBS"), fixed-rate	2,405	2,383
Collateralized mortgage obligations (“CMO”), fixed-rate	6,050	6,090
Total	$39,045	$39,316
Equity Securities:
Within 1 year	$500	$500
After 5 years through ten years	1,000	991
	$1,500	$1,491
Total investment securities	$82,355	$82,525

Note 8 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31, 2021	September 30, 2021
	(In thousands)
Residential mortgage	$187,516	$198,710
Construction and Development:
Residential and commercial	56,876	61,492
Land	2,138	2,204
Total Construction and Development	59,014	63,696
Commercial:
Commercial real estate	416,248	426,915
Farmland	15,582	10,297
Multi-family	54,448	66,332
Commercial and industrial	106,493	115,246
Other	7,433	10,954
Total Commercial	600,204	629,744
Consumer:
Home equity lines of credit	13,174	13,491
Second mortgages	5,384	5,884
Other	2,282	2,299
Total Consumer	20,840	21,674
Total loans	867,574	913,824
Deferred loan costs, net	666	629
Allowance for loan losses	(10,037)	(11,472)
Total loans receivable, net	$858,203	$902,981

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of December 31, 2021 and September 30, 2021.  Activity in the ALLL is presented for the three months ended December 31, 2021 and 2020 and the fiscal year ended September 30, 2021:

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2021
Beginning balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Charge-offs	-	-	-	-	-	-	(1,430)	-	-	(85)	-	-	(1,515)
Recoveries	1	-	-	75	-	-	-	-	-	4	-	-	80
Provisions	-	-	-	-	-	-	-	-	-	-	-	-	-
Ending balance	$935	$428	$15	$7,118	$56	$450	$791	$54	$76	$6	$20	$88	$10,037
Ending balance: individually evaluated for impairment	$35	$-	$-	$-	$12	$-	$-	$-	$-	$-	$-	$-	$47
Ending balance: collectively evaluated for impairment	$900	$428	$15	$7,118	$44	$450	$791	$54	$76	$6	$20	$88	$9,990
Loans receivable:
Ending balance	$187,516	$56,876	$2,138	$416,248	$15,582	$54,448	$106,493	$7,433	$13,174	$5,384	$2,282		$867,574
Ending balance: individually evaluated for impairment	$482	$-	$-	$-	$589	$-	$-	$-	$-	$-	$-		$1,071
Ending balance: collectively evaluated for impairment	$187,034	$56,876	$2,138	$416,248	$14,993	$54,448	$106,493	$7,433	$13,174	$5,384	$2,282		$866,503

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2020
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Recoveries	1	-	-	1	-	-	1	-	-	50	-	-	53
Provisions	(65)	43	1	(710)	305	(3)	21	(1)	(5)	(67)	(3)	1,034	550
Ending balance	$1,603	$508	$24	$7,973	$352	$508	$600	$50	$125	$179	$25	$1,088	$13,035
Ending balance: individually evaluated for impairment	$-	$-	$-	$209	$317	$-	$-	$-	$-	$78	$-	$-	$604
Ending balance: collectively evaluated for impairment	$1,603	$508	$24	$7,764	$35	$508	$600	$50	$125	$101	$25	$1,088	$12,431
Loans receivable:
Ending balance	$232,481	$73,000	$3,648	$478,808	$7,378	$67,457	$101,852	$10,010	$16,389	$9,097	$2,388		$1,002,508
Ending balance: individually evaluated for impairment	$3,721	$-	$-	$25,547	$2,287	$-	$549	$-	$73	$365	$-		$32,542
Ending balance: collectively evaluated for impairment	$228,760	$73,000	$3,648	$453,261	$5,091	$67,457	$101,303	$10,010	$16,316	$8,732	$2,388		$969,966

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2021
	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	(11,930)	-	-	(379)	-	-	-	(4)	-	(12,313)
Recoveries	41	4	-	1	-	-	2	-	17	108	2	-	176
Provisions	(774)	(41)	(8)	10,290	9	(61)	2,020	3	(71)	(217)	(7)	34	11,176
Ending balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Ending balance: individually evaluated for impairment	$-	$-	$-	$18	$-	$-	$1,488	$-	$-	$38	$-	$-	$1,544
Ending balance: collectively evaluated for impairment	$934	$428	$15	$7,025	$56	$450	$733	$54	$76	$49	$20	$88	$9,928
Loans receivable:
Ending balance	$198,710	$61,492	$2,204	$426,915	$10,297	$66,332	$115,246	$10,954	$13,491	$5,884	$2,299		$913,824
Ending balance: individually evaluated for impairment	$-	$-	$-	$286	$-	$-	$2,517	$-	$-	$102	$-		$2,905
Ending balance: collectively evaluated for impairment	$198,710	$61,492	$2,204	$426,629	$10,297	$66,332	$112,729	$10,954	$13,491	$5,782	$2,299		$910,919

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

During the three months ended December 31, 2021, the Company recorded net charge-offs of $1.4 million compared to a net recovery of $52,000 for the three months ended December 31, 2020. Net loan charge-offs increased during the three months ended December 31, 2021 due to one $2.5 million commercial and industrial loan classified as non-accrual, partially written down in the amount of $1.4 million. This credit had a specific allocation of $1.5 million as of September 30, 2021. The partial write-down was the result of the ongoing monitoring and evaluation of classified loan values and is reflective of changes in current economic conditions.

The decrease in impaired loans with no specific allowance from $39.7 million at September 30, 2021  to $20.8 million at December 31, 2021 is primarily due to three commercial real estate loans totaling $18.9 million that were sold during the period, as part of the note sale, previously announced. The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of December 31, 2021 and September 30, 2021:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2021
Residential mortgage	$482	$35	$2,818	$3,300	$3,492
Commercial:
Commercial real estate	-	-	14,212	14,212	15,477
Farmland	589	12	2,243	2,832	2,243
Commercial and industrial	-	-	1,135	1,135	3,618
Consumer:
Home equity lines of credit	-	-	22	22	27
Second mortgages	-	-	324	324	380
Total impaired loans	$1,071	$47	$20,754	$21,825	$25,237
September 30, 2021
Residential mortgage	$-	$-	$2,594	$2,594	$2,766
Commercial:
Commercial real estate	286	18	33,543	33,829	33,368
Farmland			2,254	2,254	2,254
Commercial and industrial	2,517	1,488	630	3,147	3,584
Consumer:
Home equity lines of credit	-	-	23	23	28
Second mortgages	102	38	696	798	874
Total impaired loans	$2,905	$1,544	$39,740	$42,645	$42,874

The following table presents the average recorded investment in impaired loans in the loan portfolio and related interest income recognized for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$2,782	$29
Commercial:
Commercial real estate	13,283	8
Farmland	2,247	20
Commercial and industrial	2,655	6
Consumer:
Home equity lines of credit	15	-
Second mortgages	678	-
Total	$21,660	$63

	Three Months Ended December 31, 2020
	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,483	$15
Commercial:
Commercial real estate	25,727	105
Farmland	771	-
Commercial and industrial	185	2
Consumer:
Home equity lines of credit	74	-
Second mortgages	700	1
Total	$30,940	$123

No additional funds are committed to be advanced in connection with impaired loans.]

The following table presents the classes of the loan portfolio categorized as pass, special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2021 and September 30, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2021:
Residential mortgage	$184,773	$-	$2,743	$-	$187,516
Construction and Development:
Residential and commercial	56,876	-	-	-	56,876
Land	2,138	-	-	-	2,138
Commercial:
Commercial real estate	366,969	48,572	707	-	416,248
Farmland	13,339	-	2,243	-	15,582
Multi-family	54,448	-	-	-	54,448
Commercial and industrial	99,661	-	6,832	-	106,493
Other	7,433	-	-	-	7,433
Consumer:
Home equity lines of credit	13,077	-	97	-	13,174
Second mortgages	4,334	-	1,050	-	5,384
Other	2,282	-	-	-	2,282
Total	$805,330	$48,572	$13,672	$-	$867,574

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2021:
Residential mortgage	$195,658	$-	$3,052	$-	$198,710
Construction and Development:
Residential and commercial	61,492	-	-	-	61,492
Land	2,204	-	-	-	2,204
Commercial:
Commercial real estate	376,721	48,705	1,489	-	426,915
Farmland	8,043	-	2,254	-	10,297
Multi-family	57,052	9,280	-	-	66,332
Commercial and industrial	106,910	-	8,336	-	115,246
Other	10,954	-	-	-	10,954
Consumer:
Home equity lines of credit	13,390	-	101	-	13,491
Second mortgages	4,908	68	908	-	5,884
Other	2,299	-	-	-	2,299
Total	$839,631	$58,053	$16,140	$-	$913,824

The following table presents loans that are no longer accruing interest as of December 31, 2021 and September 30, 2021, by portfolio class:

	December 31, 2021	September 30, 2021
	(In thousands)
Non-accrual loans:
Residential mortgage	$491	$879
Commercial:
Commercial real estate	-	-
Commercial and industrial	1,060	2,517
Consumer:
Home equity lines of credit	22	23
Second mortgages	217	278
Total non-accrual loans	$1,790	$3,697

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Total non-accrual loans exclude loans held-for-sale. Non-accrual loans totaled $1.8 million at December 31, 2021, and $3.7 million at September 30, 2021. The decrease in non-accrual loans was primarily due a partial charge down of $1.4 million related to one non-accrual commercial and industrial loan. This loan had a specific allocation of $1.5 million previously reported at September 30, 2021. The partial charge-off was the result of the ongoing monitoring and evaluation of classified loan values and is reflective of the change in current market and economic conditions of the borrower. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $3,000 for the three months ended December 31, 2021, and approximately $138,000 for the three months ended December 31, 2020. At December 31, 2021 and September 30, 2021, there were no loans past due 90 days or more and still accruing interest.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the loan portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio categorized by the following aging categories as of December 31, 2021 and September 30, 2021:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
December 31, 2021:
Residential mortgage	$185,188	$1,981	$176	$171	$2,328	$187,516	$-
Construction and Development:
Residential and commercial	56,876	-	-	-	-	56,876	-
Land	2,138	-	-	-	-	2,138	-
Commercial:
Commercial real estate	416,248	-	-	-	-	416,248	-
Farmland	15,582	-	-	-	-	15,582	-
Multi-family	54,448	-	-	-	-	54,448	-
Commercial and industrial	106,493	-	-	-	-	106,493	-
Other	7,433	-	-	-	-	7,433	-
Consumer:				-
Home equity lines of credit	13,174	-	-	-	-	13,174	-
Second mortgages	5,327	6	-	51	57	5,384	-
Other	2,282	-	-	-	-	2,282	-
Total	$865,189	$1,987	$176	$222	$2,385	$867,574	$-

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2021:
Residential mortgage	$197,062	$796	$241	$611	$1,648	$198,710	$-
Construction and Development:
Residential and commercial	61,492	-	-	-	-	61,492	-
Land	2,204	-	-	-	-	2,204	-
Commercial:
Commercial real estate	426,915	-	-	-	-	426,915	-
Farmland	10,297	-	-	-	-	10,297	-
Multi-family	66,332	-	-	-	-	66,332	-
Commercial and industrial	115,246	-	-	-	-	115,246	-
Other	10,954	-	-	-	-	10,954	-
Consumer:
Home equity lines of credit	13,394	97	-	-	97	13,491	-
Second mortgages	5,697	4	83	100	187	5,884	-
Other	2,296	3	-	-	3	2,299	-
Total	$911,889	$900	$324	$711	$1,935	$913,824	$-

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

The Company had 23 and 26 loans classified as TDRs at December 31, 2021 and September 30, 2021, respectively, with an aggregate outstanding balance of $6.7 million and $18.2 million, respectively. At December 31, 2021, these loans were also classified as impaired. The decrease is primarily related to two TDR commercial real estate loans totaling $11.4 million that were sold during the period, with no gains or losses recognized on the sale, as part of the note sale previously announced. 20 of the TDR loans continue to perform under the restructured terms through December 31, 2021 and the Company continued to accrue interest on such loans through such date.

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

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had zero and $185,000 of residential real estate properties in the process of foreclosure at December 31, 2021 and September 30, 2021, respectively. The following table presents total TDRs as of December 31, 2021 and September 30, 2021:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
December 31, 2021:
Residential mortgage	15	$3,245	-	$-
Commercial:
Commercial real estate	3	596	2	504
Farmland	1	2,243	-	-
Commercial and industrial	1	589	-	-
Consumer:
Second mortgages	3	73	-	-
Total	23	$6,746	2	$504
September 30, 2021:
Residential mortgage	16	$3,180	4	$640
Commercial:				-
Commercial real estate	5	12,180	-	-
Farmland	1	2,254
Commercial and industrial	1	549
Consumer:
Second mortgages	3	78	-	-
Total	26	$18,241	4	$640

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms:

	December 31, 2021		September 30, 2021
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,809	$436	$2,540	$640
Commercial:
Commercial real estate	596	-	12,180	-
Farmland	2,243	-	2,254	-
Commercial and industrial	589	-	549	-
Consumer:
Second mortgages	73	-	78	-
Total	$6,310	$436	$17,601	$640

There were two new TDRs for the three months ended December 31, 2021. The following tables show the new TDRs for the three months ended December 31, 2021 compared to the three months ended December 31, 2020:

	For the Three Months Ended December 31,
	2021			2020
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$482	$482	-	$-	$-
Commercial:
Commercial real estate	-	$-	$-	-	$-	$-
Farmland	-	$-	$-	1	$2,287	$2,287
Commercial and industrial	1	$504	$504	1	$549	$549
Consumer:
Second mortgages	-	$-	$-	-	$-	$-
Total troubled debt restructurings	2	$986	$986	2	$2,836	$2,836

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At December 31, 2021, the Company had five COVID-19 modified loans totaling approximately $47.9 million.  Of the $47.9 million of COVID-19 modified loans at December 31, 2021, all were rated “special mention”.  At September 30, 2021, the Company had eight COVID-19 modified loan deferrals totaling approximately $61.2 million. Of the $61.2 million of COVID-19 modified loans at September 30, 2021, all were rated “special mention”.

The following tables set forth the composition of these loans by loan segments as of December 31, 2021 and September 30, 2021:

	December 31, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans December 31, 2021	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	-	$-	$187,516	0.00%

Construction and Development:
Residential and commercial	-	-	56,876	0.00%
Land loans	-	-	2,138	0.00%
Total Construction and Development	-	-	59,014	0.00%

Commercial:
Commercial real estate	5	47,916	416,248	5.52%
Farmland	-	-	15,582	0.00%
Multi-family	-	-	54,448	0.00%
Commercial and industrial	-	-	106,493	0.00%
Other	-	-	7,433	0.00%
Total Commercial	5	47,916	600,204	5.52%

Consumer:
Home equity lines of credit	-	-	13,174	0.00%
Second mortgages	-	-	5,384	0.00%
Other	-	-	2,282	0.00%
Total Consumer	-	-	20,840	0.00%
Total loans	5	$47,916	$867,574	5.52%

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%

Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

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

As of December 31, 2021 and as of September 30, 2021, the Company’s and the Bank’s current capital levels exceeded the required capital amounts to be considered “well capitalized” and they also met the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2021 and September 30, 2021:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$144,260	12.25%	$47,098	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	144,260	15.39%	42,185	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	144,260	15.39%	56,246	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	179,352	19.13%	74,994	8.00%	N/A	N/A
As of September 30, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$142,132	11.84%	$48,020	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	142,132	14.53%	44,024	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	142,132	14.53%	58,699	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	178,620	18.26%	78,265	8.00%	N/A	N/A

(1) The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of December 31, 2021 and September 20, 2021.

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2021 and September 30, 2021:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$160,029	13.61%	$47,020	4.00%	$58,775	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	160,029	17.14%	42,015	4.50%	60,689	6.50%
Tier 1 Capital (to risk weighted assets)	160,029	17.14%	56,020	6.00%	74,694	8.00%
Total Risk Based Capital (to risk weighted assets)	170,148	18.22%	74,693	8.00%	93,367	10.00%
As of September 30, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$157,518	13.14%	$47,946	4.00%	$59,933	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	157,518	16.13%	43,934	4.50%	63,460	6.50%
Tier 1 Capital (to risk weighted assets)	157,518	16.13%	58,579	6.00%	78,105	8.00%
Total Risk Based Capital (to risk weighted assets)	169,072	17.32%	78,105	8.00%	97,632	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At December 31, 2021, such derivatives were used to hedge the variable cash flows associated with advances from the Federal Home Loan Bank of Pittsburgh.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $10,000 to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2021 and September 30, 2021:

`	December 31, 2021
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$40,000	448	Other assets	$—	$—	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,641	$4,393	Other assets	$44,641	$4,396	Other liabilities

	September 30, 2021
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$40,000	$14	Other assets	$30,000	$47	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,748	$4,671	Other assets	$44,748	$4,673	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of December 31, 2021 and September 30, 2021:

Offsetting of Derivative Assets	(In thousands)
as of December 31, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$4,841	$-	$4,841	$-	$-	$4,841

Offsetting of Derivative Liabilities	(In thousands)
as of December 31, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$4,396	$-	$4,396	$(419)	$6,507	$(1,692)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$4,685	$-	$4,685	$-	$-	$4,685

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$4,720	$-	$4,720	$221	$8,257	$(3,758)

The tables below present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$394	$(85)
Total derivatives	394	(85)

	Three Months Ended December 31, 2020
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(8)	$(280)
Total derivatives	(8)	(280)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021
	Consolidated Statements of Operations	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$-
Total		$-

	Three Months Ended Decemer 31, 2020
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

At December 31, 2021 and September 30, 2021, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at December 31, 2021 and September 30, 2021. At December 31, 2021 and September 30, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $6.5 million  and $8.3 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at December 31, 2021 or September 30, 2021.

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$4,958	$-	$4,958	$-
State and municipal obligations	1,841	-	1,841	-
Single issuer trust preferred security	878	-	878	-
Corporate debt securities	34,041	-	34,041	-
Total investment Securities available -for-sale	41,718	-	41,718	-
Equity Securities:
Mutual Funds	1,491	991	-	500
Total equity investment securities	1,491	991	-	500

Derivative instruments	$4,841	$-	$4,841	$-

Liabilities:
Derivative instruments	$4,396	$-	$4,396	$-

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$4,993	$-	$4,993	$-
State and municipal obligations	2,765	-	2,765	-
Single issuer trust preferred security	875	-	875	-
Corporate debt securities	32,180	-	32,180	-
Total investment Securities available -for-sale	40,813	-	40,813	-
Equity Securities:
Mutual Funds	1,500	1,000	-	500
Total equity investment securities	1,500	1,000	-	500

Derivative instruments	$4,685	$-	$4,685	$-

Liabilities:
Derivative instruments	$4,720	$-	$4,720	$-

The following tables present additional information about the equity securities measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended December 31, 2021 and December 31, 2020

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2021	$500
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, December 31, 2021	$500

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2021 and September 30, 2021:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,961	$-	$-	$4,961
Impaired loans(1)	15,700	-	-	15,700
Total	$20,661	$-	$-	$20,661

	December 31, 2021
	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$4,961	Appraisal of Collateral(2)	Collateral discount(3)	6.4%/(6.4%)
Impaired loans(1)	15,700	Appraisal of Collateral(2)	Collateral discount(3)	0.0% – 12%/(10%)
Total	$20,661

(1)	Consisted of four loans with an aggregate balance of $15.7 million and with $47,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,961	$-	$-	$4,961
Impaired loans(1)	33,876	18,900	-	14,976
Total	$38,837	$18,900	$-	$19,937

	September 30, 2021
	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$4,961	Appraisal of Collateral(2)	Collateral discount(3)	6.4%/(6.4%)
Impaired loans(1)	33,876	Appraisal of Collateral(2)	Collateral discount(3)	(4.0%) - 12.0%/(8%)
Total	$38,837

(1)	Consisted of eight loans with an aggregate balance of $35.4 million and with $1.5 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At December 31, 2021 and September 30, 2021, the Company did not have any additions to our mortgage servicing assets.  At December 31, 2021 and September 30, 2021, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2021 and September 30, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2021 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale, and mutual funds(carried at fair value), are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that the Company has engaged for this purpose. When available, the Company, or its independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

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

Impaired Loans—Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered Level 3 inputs. At September 30, 2021, four of the Company’s real estate loans totaling $32.5 million classified as held-for-sale were deemed impaired. Three of the commercial real estate loans totaling $18.9 million were fair valued at level 1 input as based off of a subsequent sale, and the other commercial real estate loan totaling $13.6 million was fair valued at level 3 is based off an appraisal.

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

Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of deposits is discounted based on rates available for time deposits of similar maturities. Fair value approximates book value for saving accounts, checking and negotiable order of withdrawal accounts (“NOW accounts”), and money market accounts.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2021 and September 30, 2021 are presented below:

	December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$134,904	$134,904	$134,904	$-	$-
Investment securities available-for-sale	41,718	41,718	-	41,718	-
Investment securities held-to-maturity	39,045	39,316	-	39,316	-
Equity investment securities	1,491	1,491	991	-	500
Loans held for sale	13,616	13,616	-	-	13,616
Loans receivable, net (including impaired loans)	858,203	852,962	-	-	852,962
Accrued interest receivable	3,394	3,394	-	3,394	-
Restricted stock	6,294	6,294	-	6,294	-
Mortgage servicing rights (included in Other Assets)	86	86	-	86	-
Derivatives (included in Other Assets)	4,841	4,841	-	4,841	-
Financial liabilities:
Savings accounts	56,342	56,342	-	56,342	-
Checking and NOW accounts	395,731	395,731	-	395,731	-
Money market accounts	346,023	346,023	-	346,023	-
Certificates of deposit	114,592	116,169	-	116,169	-
Borrowings (excluding sub debt)	60,000	60,135	-	60,135	-
Subordinated debt	24,974	25,027	-	25,027	-
Derivatives (included in Other Liabilities)	4,396	4,396	-	4,396	-
Accrued interest payable	779	779	-	779	-

	September 30, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$136,590	$136,590	$136,590	$-	$-
Investment securities available-for-sale	40,813	40,813	-	40,813	-
Investment securities held-to-maturity	28,507	28,913	-	28,913	-
Equity investment securities	1,500	1,500	1,000	-	500
Loans receivable, net (including impaired loans)	902,981	900,357	-	-	900,357
Loans held for sale	33,199	33,199	19,583		13,616
Accrued interest receivable	3,512	3,512	-	3,512	-
Restricted stock	7,776	7,776	-	7,776	-
Mortgage servicing rights (included in Other Assets)	83	83	-	83	-
Derivatives (included in Other Assets)	4,685	4,685	-	4,685	-
Financial liabilities:
Savings accounts	50,582	50,582	-	50,582	-
Checking and NOW accounts	390,494	390,494	-	390,494	-
Money market accounts	385,480	385,480	-	385,480	-
Certificates of deposit	111,603	113,323	-	113,323	-
Borrowings (excluding sub debt)	90,000	90,215	-	90,215	-
Subordinated debt	24,934	25,027	-	25,027	-
Derivatives (included in Other Liabilities)	4,720	4,720	-	4,720	-
Accrued interest payable	572	572	-	572	-

Note 12 – Comprehensive Income

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Net unrealized holding (losses) on available-for-sale securities	$(149)	$457

Net realized gain on securities available-for-sale	-	(355)

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	2	1

Adjustment for loss recorded on replacement of derivative	-	(2)

Fair value adjustments on derivatives	479	273
Other comprehensive income before taxes	332	374
Tax effect	(71)	(79)
Total other comprehensive income	$261	$295

Note 13 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of December 31, 2021, there were $299,288 remaining shares available for future grants.

Restricted stock and option awards granted typically vest annually in 20% increments beginning on the one-year anniversary of the grant date, and accelerate upon a change in control of the Company.  The options generally expire ten years from the date of grant.  All issuances are subject to forfeiture if the recipient leaves the Company or is terminated prior to the awards vesting.  Shares of restricted stock have the same dividend and voting rights as common stock, while stock options do not have such rights.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

 The Company did not grant any stock options during the three months ended December 31, 2021 and December 31, 2020 and no stock options were forfeited during either such period Total compensation expense related to stock options granted under the 2014 Plan was approximately $9,000 and $8,000 for the three months ended December 31, 2021 and December 31, 2020, respectively.

The Company did not award any restricted shares during the three months ended December 31, 2021 and December 31, 2020.  There were 1,216 shares of restricted stock forfeited during the three months ended December 31, 2021 and there were no shares forefeited during the three months ended December 31, 2020. The compensation expense related to restricted stock awards was approximately $43,000 and $44,000 for the three months ended December 31, 2021 and December 31, 2020, respectively.

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

Stock Options

The following is a summary of stock option activity for the three months ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	32,830	$20.96		$1,940
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, at December 31, 2021	32,830	$20.96	7.139	$-
Exercisable, at December 31, 2021	14,480	$21.91	5.945	$-
Nonvested, at December 31, 2021	18,350	$20.21

As of December 31, 2021, there was approximately 82,000 of total unrecognized compensation cost related to unvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.16 years.

The following is a summary of stock option activity for the three months ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	25,830	$21.57		$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited/ can called/expired	-	$-		$-
Outstanding, at December 31, 2020	25,830	$21.57	6.599	$-
Exercisable, at December 31, 2020	9,310	$22.09	8.113	$-
Nonvested, at December 31, 2020	16,520	$21.28

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended December 31, 2021:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	31,486	$21.10
Granted	-	$-
Vested	(1,907)	$23.83
Forfeited/cancelled/expired	(1,216)	$20.63
Outstanding, at December 31, 2021	28,363	$20.94

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	30,653	$21.98
Granted	-	$-
Vested	(859)	$21.01
Forfeited/cancelled/expired	-	$-
Outstanding, at December 31, 2020	29,794	$22.00

As of December 31, 2021, there was approximately 447,000 of total unrecognized compensation cost related to unvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.09 years.

Note 14 – Deposits

Deposits classified by type with percentages to total deposits at December 31, 2021 and September 30, 2021 consisted of the following:

	December 31,		September 30,
	2021		2021
	(Dollars in thousands)

Balances by types of deposit:
Savings	$56,342	6.17%	$50,582	5.39%
Money market accounts	346,023	37.91	385,480	41.09
Interest-bearing demand	335,411	36.75	336,645	35.88
Non-interest-bearing demand	60,320	6.61	53,849	5.74
	798,096	87.44%	826,556	88.10%

Certificates of deposit	114,592	12.56%	111,603	11.90%

Total Deposits	$912,688	100.00%	$938,159	100.00%

The total amount of certificates of deposit greater than or equal to $250,000 at December 31, 2021 and September 30, 2021 was $20.1 million and $16.5 million, respectively.  The Company had brokered deposits totaling $9.0 million and $6.1 million at December 31, 2021 and September 30, 2021, respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Savings accounts	$11	$18
Money market accounts	278	791
Interest-bearing demand	444	547
Certificates of deposit	312	901
Total	$1,045	$2,257

As of December 31, 2021, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending December 31,
2022	$60,507
2023	31,309
2024	9,802
2025	5,721
2026	6,239
Thereafter	1,014
Total	$114,592

As of December 31, 2021, the scheduled maturities of certificates of deposits in amounts greater than $100,000 are as follows:

Scheduled Maturities
(In thousands)

Three months or less	$8,270
Over three through six months	9,808
Over six through twelve months	16,798
Over twelve months	28,925
Total	$63,801

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

           The Company currently leases one financial center in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one private banking office located in Morristown, New Jersey; one private banking office located in Palm Beach, Florida; one representative office located in Wellington, Florida; one representative office located in Allentown, Pennsylvania; and one administrative office in Quakertown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for one private banking office lease and two representative office leases whose terms are twelve months or less and are considered short-term leases. The financial center lease, two private banking office leases, and one administrative office lease include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Operating lease cost	$95	$171
Finance lease cost	-	-
Short-term lease cost	23	22
Total	$118	$193

Supplemental information at December 31, 2021 and September 30, 2021 and for the three months ended December 31, 2021 and 2020 related to leases was as follows:

	December 31, 2021	September 30, 2021
	(Dollars in thousands)	(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$1,663	$1,796
Operating lease liabilities	$1,691	$1,830
Weighted average remaining lease term	4.28 years	4.50 years
Weighted average discount rate	1.99%	1.99%

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
	(In thousands)	(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$149	$172
ROU assets obtained in exchange for lease obligations	$3,279	$3,279

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Period Ending September 30,
2022	438
2023	431
2024	431
2025	374
2026	135
Thereafter	20
Total lease payments	$1,830
Less: imputed interest	(138)
Total	$1,691

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2021 and September 30, 2021. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters; possible other-than-temporary impairment of securities held by the Company; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers and banks; unanticipated regulatory or judicial proceedings; changes in the interest rate environment may reduce interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; general economic conditions and real estate valuations may be less favorable than expected; political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; legislative or regulatory changes or actions may adversely affect the businesses in which the Company is engaged; changes and trends in the securities markets may adversely impact the Company; difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; the outcome of any regulatory or legal investigations and proceedings may not be anticipated; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2021 Annual Report filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

Further, given its ongoing and dynamic nature, it is difficult to predict the full and continuing impact of the COVID-19 outbreak, including the outbreak of its variants, on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus and its variants can be controlled and abated and when and how the economy may be fully reopened, and for how long it will remain as such. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we are subject to the following risks, any of which could continue to have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to continue to substantially reopen, and there are high levels of unemployment for an extended period of time, inflation continues to expand, or there are continued disruptions in global and domestic supply chains, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; due to fluctuation in interest rates, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income; cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the ALLL, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2021 Annual Report and Note 2 of the Notes to the Unaudited Consolidated Financial Statements. There have been no significant changes to the Company’s Critical Accounting Policies as described in its 2021 Annual Report.

Paycheck Protection Program

The CARES Act established the PPP, an expansion of the EIDL, administrated directly by the SBA.

The Company started accepting and processing applications for loans under the PPP in early April 2020, when the program was officially launched by the SBA and Treasury Department under the CARES Act. The Company sold the entirety of its PPP loan portfolio in December 2020 and have not participated directly in new activiey after the sale.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized such sources based on available capacity, term flexibility, and cost. As of December 31, 2021, the Company had adequate sources of liquidity.

Capital Strength

The Company’s capital ratios continued to exceed the highest required regulatory benchmark levels. As of December 31, 2021, common equity Tier 1 capital ratio was 15.39 percent, Tier 1 leverage ratio was 12.25 percent, Tier 1 risk-based capital ratio was 15.39 percent and the total risk-based capital ratio was 19.13 percent.

Deferral and Modification Requests

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As of December 31, 2021, the Company had five COVID-19 modified loans totaling $47.9 million, representing 5.52 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under Section 4013 of the CARES Act, as amended, and further details regarding these modifications are provided in the table below. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

	December 31, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans December 31, 2021	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	-	$-	$187,516	0.00%

Construction and Development:
Residential and commercial	-	-	56,876	0.00%
Land loans	-	-	2,138	0.00%
Total Construction and Development	-	-	59,014	0.00%

Commercial:
Commercial real estate	5	47,916	416,248	5.52%
Farmland	-	-	15,582	0.00%
Multi-family	-	-	54,448	0.00%
Commercial and industrial	-	-	106,493	0.00%
Other	-	-	7,433	0.00%
Total Commercial	5	47,916	600,204	5.52%

Consumer:
Home equity lines of credit	-	-	13,174	0.00%
Second mortgages	-	-	5,384	0.00%
Other	-	-	2,282	0.00%
Total Consumer	-	-	20,840	0.00%
Total loans	5	$47,916	$867,574	5.52%

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%

Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

Certain industries included within commercial real estate loans are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact   of the COVID-19 pandemic, including the following:

	December 31, 2021			September 30, 2021
	Number of Loans	Loan Modified Exposure	Percentage of Gross Loans Modified	Number of Loans	Loan Modified Exposure	Percentage of Gross Loans Modified
		(Dollars in thousands)			(Dollars in thousands)
Industries:
Hotel	5	$47,916	5.52%	6	$60,567	6.70%
Retail	-	-	0.00%	-	-	0.00%
Office/Medical Office	-	-	0.00%	-	-	0.00%
Fitness Centers	-	-	0.00%	-	-	0.00%
Restaurants and food service	-	-	0.00%	-	-	0.00%
Other	-	-	0.00%	-	-	0.00%
Total Outstanding Exposure	5	$47,916	5.52%	6	$60,567	6.70%

Results of Operations

Net income available to common shareholders for the three months ended December 31, 2021 amounted to $2.0 million, or $0.27 per fully diluted common share, a decrease of $256,000, or 11.3 percent, as compared with net income of $2.3 million, or $0.30 per common share, for the three months ended December 31, 2021. This decrease in net income and diluted earnings per share was primarily due to an increase in other expense for the quarter ended December 31, 2021, which other expense increased $256,000 or 5.1 percent, to $5.2 million when compared to the quarter ended December 31, 2020. The increase was primarily due to increases of $392,000 in professional fees associated with additional work related to fiscal year-end September 30, 2021 and the preparation and filing of the Company’s annual report on Form 10K, which was partially off set by a decrease in other operating expense of $101,000 for the three month period ending December 31, 2021.The annualized return on average assets was 0.69 percent for the three months ended December 31, 2021, compared to annualized return on average assets of 0.74 percent for three months ended December 31, 2020. The annualized return on average shareholders’ equity was 5.61 percent for the three month period ended December 31, 2021, compared to 6.38 percent in annualized return on average shareholders’ equity for the three months ended December 31, 2020.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

Net Interest Income

The following table presents the components of net interest income for the periods indicated:

	For the Three Months Ended December 31,
	2021	2020	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$8,228	$10,076	$(1,848)	(18.34)%
Investment securities	491	371	120	32.35
Interest-bearing cash accounts	13	8	5	62.50
Dividends, restricted stock	91	141	(50)	(35.46)
Total interest income	8,823	10,596	(1,773)	(16.73)
Interest expense:
Deposits	1,045	2,257	(1,212)	(53.70)
Short-term borrowings	-	45	(45)	(100.00)
Long-term borrowings	237	607	(370)	(60.96)
Subordinated debt	383	383	-	-
Total interest expense	1,665	3,292	(1,627)	(49.42)
Net interest income	$7,158	$7,304	$(146)	(2.00)%

Net interest income was $7.2 million for the three months ended December 31, 2021, a decrease of $146,000 or 2 percent, from $7.3 million for the three months ended December 31, 2020. Net interest margin (“NIM”) increased 16 basis points to 2.78 percent for the quarter ended December 31, 2021, compared to 2.62 percent for the quarter ended December 31, 2020. The increase in net interest income was driven by a reduction in interest expense, partially offset by a decrease in interest-earning assets, and the increase in NIM was primarily driven by the decrease in the cost of interest-bearing deposits, which decreased by 58 basis points for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The cost of interest-bearing liabilities decreased by 61 basis points for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Interest Income

For the quarters ended December 31, 2021 and December 31, 2020, total interest income was $8.8 million and $10.6 million, respectively. The average yield on interest-earning assets declined 38 basis points for the three months ended December 31, 2021 when compared to the same period in 2020. This  was primarily due to the decrease in loan balances combined with the overall average yield on loans.

Interest Expense

For the three months ended December 31, 2021, interest expense decreased $1.6 million, or 49.4 percent, to $1.7 million, compared to $3.3 million for the same three month period in 2020. The decrease in interest expense is primarily attributable to rate related factors, as the average rate on interest-bearing deposits fell 58 basis points for the three months ended December 31, 2021 compared to the same period in 2020. This decline is reflected in a 61 basis point decrease in the average rate on interest-bearing liabilities for the three months ended December 31, 2021 compared to the same period in 2020.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31,
	2021 and 2020
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$(1,159)	$(689)	$(1,848)
Investment securities	191	(71)	120
Interest-bearing cash accounts	4	1	5
Dividends, restricted stock	(40)	(10)	(50)
Total interest-earning assets	$(1,004)	$(769)	$(1,773)
Interest Bearing Liabilities:
Money Market deposits	$144	$(657)	$(513)
Savings deposits	3	(10)	(7)
Certificates of deposits	(425)	(164)	(589)
Other interest-bearing deposits	112	(215)	(103)
Total interest-bearing deposits	(166)	(1,046)	$(1,212)
Borrowings	(444)	29	(415)
Total interest-bearing liabilities	$(610)	$(1,017)	$(1,627)
Change in net interest income	$(394)	$248	$(146)

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

	Three Months Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$913,587	$8,228	3.60%	$1,032,483	$10,076	3.90%
Investment securities	75,427	491	2.60%	49,785	371	2.98%
Interest-bearing cash accounts	32,775	13	0.16%	21,690	8	0.15%
Dividends, restricted stock	6,699	91	5.43%	9,350	141	6.03%
Total interest-earning assets(1)	1,028,488	8,823	3.43%	1,113,308	10,596	3.81%
Non-interest-earning assets:
Cash and due from banks	105,989			61,426
Bank-owned life insurance	26,125			25,468
Other assets	26,042			31,229
Other real estate owned	4,961			5,796
Allowance for loan losses	(14,157)			(12,462)
Total non-interest-earning assets	148,960			111,457
Total assets	$1,177,448			$1,224,765
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$367,761	278	0.30%	$311,103	791	1.02%
Savings deposits	53,336	11	0.08%	45,621	18	0.16%
Certificates of deposits	113,622	312	1.10%	214,793	901	1.68%
Other interest-bearing deposits	341,550	444	0.52%	283,132	547	0.77%
Total interest-bearing deposits	876,269	1,045	0.48%	854,649	2,257	1.06%
Borrowings	91,919	620	2.70%	160,712	1,035	2.58%
Total interest-bearing liabilities	968,188	1,665	0.69%	1,015,361	3,292	1.30%
Non-interest-bearing liabilities:
Demand deposits	54,092			48,152
Other liabilities	11,408			18,689
Total non-interest bearing liabilities	65,500			66,841
Shareholders' equity	143,760			142,563
Total liabilities and shareholders' equity	$1,177,448			$1,224,765
Net interest spread			2.74%			2.51%
Net interest margin			2.78%			2.62%
Net interest income		$7,158			$7,304

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended December 31,
			Increase	Percent
	2021	2020	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$454	$247	$207	83.81%
Rental income-other	52	54	(2)	(3.70)
Net gains on sale and call of investments	-	355	(355)	(100.00)
Net gains on sale of loans	52	404	(352)	(87.13)
Earnings on bank-owned life insurance	169	164	5	3.05
Total other income	$727	$1,224	$(497)	(40.60)%

For the three months ended December 31, 2021, total other income amounted to $727,000, compared to total other income of $1.2 million for the three months ended December 31, 2020. This decrease in total other income was primarily due to decreases in net gains on sale of investments and net gains on sale of loans of $355,000 and $352,000, respectively, for three months ended December 31, 2021 compared to the same period in 2020. This decrease was partially offset by an increase in service charges and other fees of $ 207,000 for the three months ended December 31, 2021. The increase in service charges and other fees was primarily due to approximately $144,000 in prepayment penalties and $54,000 of increased service charges during the three months ended December 31, 2021.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended December 31,
			Increase	Percent
	2021	2020	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,295	$2,272	$23	1.01%
Occupancy expense	515	542	(27)	(4.98)
Federal deposit insurance premium	76	76	-	-
Advertising	32	32	-	-
Data processing	320	328	(8)	(2.44)
Professional fees	1,055	663	392	59.13
Other real estate owned expense, net	5	28	(23)	(82.14)
Pennsylvania shares tax	170	170	-	-
Other operating expenses	760	861	(101)	(11.73)
Total other expense	$5,228	$4,972	$256	5.15%

For the three months ended December 31, 2021, total other expense increased $256,000 or 5.2 percent, from the comparable three months ended December 31, 2020. The increase was primarily due to increases of $392,000 in professional fees associated with additional work related to fiscal year-end September 30, 2021 and the preparation and filing of the Company’s annual report on Form 10K which was partially off set by a decrease in other operating expense of $101,000 for the three month period ending December 31, 2021.

Income Taxes

The Company recorded a provision for income taxes of $640,000 and $733,000 during the three months ended December 31, 2021 and December 31, 2020, respectively, reflecting an effective tax rate of 24.0 percent and 24.4 percent, respectively.

Investment Portfolio

For the three months ended December 31, 2021, the average volume of investment securities increased by $120 million to approximately $75.4 million, or 51.2 percent of average earning assets, from $49.8 million, or 2.9 percent of average earning assets, for the three months ended December 31, 2020.At December 31, 2021, the total investment portfolio amounted to $82.3 million, an increase of $11.4 million or 16.2 percent from September 30, 2021. This increase in the investment portfolio was primarily due to purchases of $15.7 million of investment securities, partially offset by payments, maturities, calls, and sales of $4.1 million of investment securities. At December 31, 2021, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, a trust preferred security, and taxable mutual funds.

During the three month period ended December 31, 2021, rate-related factors decreased investment revenue by approximately $71,000, while volume-related factors increased investment revenue by approximately $191,000 from the three month period ended December 31, 2020. The yield on investments decreased by 38 basis points to 2.60 percent for the three month period ended December 31, 2021, as compared to 2.98 percent for the three month period ended December 31, 2020.

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

Total gross loans amounted to $867.6 million at December 31, 2021 and $913.8 million at September 30, 2021. The $46.3 million decrease in the gross loan portfolio at December 31, 2021 compared to September 30, 2021 or 5.1 percent, for the period was driven by higher loan payoffs and paydowns during the period primarily in the commercial loan category. Commercial loans declined to $600.2 million at December 31, 2021 from $629.7 at September 30, 2021 or a 4.7 percent decline as compared to September 30, 2021. Residential loans were $59.0 million and $63.7 million at December 31, 2021 and September 30, 2021, respectively.

Loans held-for-sale amounted to $13.6 million at December 31, 2021, compared to $33.2 million at September 30, 2021.  The decline was primarily related to the sale of three commercial loans totaling $18.9 million with no further write down.

At December 31, 2021, the Company had $133.3 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit and home equity lines of credit. Average loan balances for the quarter ended December 31, 2021, totaled $913.6 million as compared to $1.0 billion for the quarter ended December 31, 2020, representing a decrease of $118.9 million or 11.5 percent. The decrease in average total loan volume was primarily due to increased paydowns. During the three month period ended December 31, 2021, rate-related factors decreased loan revenue by approximately $689,000 combined with volume-related factors decreased loan revenue by approximately $1.2 million from the three month period ended December 31, 2020. The yield on loans decreased by 30 basis points to 3.60 percent for the three month period ended December 31, 2021, as compared to 3.90 percent for the three month period ended December 31, 2020.

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

At December 31, 2021, the ALLL amounted to approximately $10.0 million, or 1.16 percent of total gross loans. At September 30, 2021, the ALLL amounted to approximately $11.5 million, or 1.26 percent of total gross loans, excluding loans held-for-sale. The decrease in the allowance for loan losses of $1.4 million or 12.5 percent is in line with the Company’s improved asset quality and, more specifically, improvement in non-performing loans which declined $1.9 million, or 22.0 percent compared to the period ended September 30, 2021. The Company did not record a provision for loan losses for the quarter ended December 31, 2021, compared to $10.6 million provision for loan losses for the quarter ended September 30, 2021.    The provision expense at the quarter ended September 30, 2021 was directly related to the decision to transfer certain problem loans to held-for-sale and the resultant fair value adjustment required.

The net charge-offs were $1.4 million for the three months ended December 31, 2021, compared to a net recovery of $52,000 for the three months ended December 31, 2020. Net loan charge-offs increased during the three months ended December 31, 2021 due to one non-accrual commercial and industrial loan totaling $2.5 million that was partially charged-off in the amount of $1.4 million . This credit had a specific reserve of $1.5 million as of September 30, 2021. The partial charge-off was primarily the result of the ongoing monitoring and evaluation of classified loan values and is reflective of changes in current economic conditions.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

The level of the ALLL for the respective periods of fiscal year 2022 and fiscal year 2021 reflects the credit quality within the loan portfolio, the loan volume recorded or lost during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at December 31, 2021 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Three Months Ended December 31,
	2021	2020
	(Dollars in thousands)
Average loans outstanding	$997,156	$1,019,716
Total gross loans at end of period	$867,574	$1,043,047
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$11,472	$12,433

Charge-offs:
Commercial:
Commercial and industrial	1,430	-
Consumer:
Second mortgages	85
Other	-	1
Total charge-offs	1,515	1
Recoveries:

Residential Mortgage	1	1
Commercial:
Commercial real estate	75	1
Commercial and industrial	-	1

Consumer:
Second mortgages	4	50
Total recoveries	80	53
Net charge-offs (recoveries)	1,435	(52)
Provision for loan losses	-	550
Balance at end of period	$10,037	$13,035
Ratios:
Ratio of allowance for loan losses to non-performing loans	560.73%	76.61%
Ratio of net charge-offs (recoveries) to average loans outstanding (1)	0.19%	(0.02)%
Ratio of net charge-offs (recoveries) to total allowance for loan losses	14.30%	(0.04)%
(1)	Annualized

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of 90 days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan only may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and a satisfactory period of ongoing repayments exist. Accruing loans past due 90 days or more are generally well-secured and in the process of collection.

Non-Performing Assets, OREO and Troubled Debt Restructured Loans

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	December 31, 2021	September 30, 2021
	(In thousands)
Non-accruing loans:
Non-accrual loans	$1,790	$3,697
Accruing loans more than 90 days past due	-	-
Total non-performing loans	1,790	3,697
OREO	4,961	4,961
Total non-performing assets	$6,751	$8,658
TDR loans - performing	$6,310	$17,601

Non-accrual loans totaled $1.8 million at December 31, 2021, and $3.7 million at September 30, 2021. The decrease in non-accrual loans was primarily due a partial charge down of $1.4 million related to one non-accrual commercial and industrial loan. This loan had a specific allocation of $1.5 million previously reported at September 30, 2021. The partial charge-off was the result of the ongoing monitoring and evaluation of classified loan values and is reflective of the change in current market and economic conditions of the borrower.  Performing troubled debt restructured (“TDR”) loans were $6.3 million at December 31, 2021, and $17.6 million at September 30, 2021. The decrease is primarily related to two TDR commercial real estate loans totaling $11.4 million that were sold during the period, as part of the note sale previously announced.

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

At December 31, 2021, special mention loans were $48.6 million compared to $58.1 million at September 30, 2021. The decrease was primarily due to one $9.3 million commercial rela estate loan that paid off during the three months ended December 31, 2021. Substandard loans were $13.7 million and $16.1 million at December 31, 2021 and September 30, 2021, respectively. This decrease in substandard lonas is primarly due to $1.4 million charge down of one commercial and indusrial loan.  Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

Recent Accounting Pronouncements

Note 2 of the Notes to the Unaudited Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

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

At December 31, 2021, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.20:1.00 at the cumulative one-year position.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including loans held for sale, investment securities available-for-sale and loan swaps. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents, interest bearing deposits with banks (including the FHLB Pittsburgh), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available-for-sale, loans held or sale, and from time to time federal funds sold and receivables related to unsettled securities transactions.

dditionally, liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. At December 31, 2021, the Company had $134.9 million in cash and cash equivalent compared to $136.6 million at September 30, 2021. In addition, our available for sale investment securities amounted to $41.7 million at December 31, 2021 and $40.8 million at September 30, 2021.

Deposits

Total deposits decreased $25.5 million, or 2.7 percent, from $938.2 million at September 30, 2021 to $912.7 million at December 31, 2021. Total interest-bearing deposits decreased $31.9 million from $884.3 million at September 30, 2021 to $852.4 million at December 31, 2021. Interest-bearing demand, savings, and time deposits under $100,000 increased $1.1 million to a total of $165.8 million at December 31, 2021 as compared to $164.8 million at September 30, 2021. Time deposits $100,000 and over increased $3.8 million as compared to September 30, 2021. Time deposits $100,000 and over represented 7.0 percent of total deposits at December 31, 2021 compared to 6.4 percent at September 30, 2021. We had brokered deposits totaling $9.0 million at December 31, 2021 compared to $6.1 million at September 30, 2021.

The Company continues to focus on the maintenance, development, and expansion of its deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long-term relationship base which in turn will allow the Company to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by type, with percentages to total deposits, at December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$56,342	6.17%	$50,582	5.39%	$5,760
Money market accounts	346,023	37.91	385,480	41.09	(39,457)
Interest bearing demand	335,411	36.75	336,645	35.88	(1,234)
Non-interest bearing demand	60,320	6.61	53,849	5.74	6,471
	$798,096	87.44	$826,556	88.10	$(28,460)
Certificates of deposit	114,592	12.56	111,603	11.90	2,989
Total	$912,688	100.00%	$938,159	100.00%	$(25,471)

Borrowings

Advances from FHLB Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of December 31, 2021 and September 30, 2021, the Company’s outstanding balance of FHLB Pittsburgh advances totaled $60.0 million and $90.0 million, respectively.  Of the $60.0 million in advances, all are short-term fixed-rate advances, with $20.0 million maturing in fiscal year 2022 and $40.0 million having a rolling 90 day maturity.

The Company did not purchase any securities sold under agreements to repurchase as a short-term funding source during the first fiscal quarters of 2022 or 2021.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing, and financing activities. During the three months ended December 31, 2021, cash and cash equivalents decreased by $1.7 million from the balance at September 30, 2021. Net cash of $966,000 was used in operating activities primarily due to net income of $2.0 million, partially offset by a decrease of $3.7 million in other liabilities. Net cash provided by investing activities amounted to approximately $54.2 million primarily due to a net decrease in loans of $64.4 million which was partially offset by purchases of $15.7 million of investment securities. The decrease in net cash from financing activities of $54.9 million was primarily from the net decrease of $30.0 million in long term borrowings and $25.5 million in deposits.

Shareholders’ Equity

Total shareholders’ equity amounted to $144.6 million, or 12.5 percent of total assets, at December 31, 2021, compared to $142.2 million, or 11.8 percent of total assets, at September 30, 2021. Book value per common share was $18.97 at December 31, 2021, compared to $18.65 at September 30, 2021.

	December 31, 2021	September 30, 2021
	(In thousands, except for per share data)
Shareholders’ equity	144,557	142,168
Book value per common share	$18.97	$18.68

Capital

At December 31, 2021, the Bank’s common equity Tier 1 capital ratio was 17.14 percent, Tier 1 leverage ratio was 13.61 percent, Tier 1 risk-based capital ratio was 17.14 percent and the total risk-based capital ratio was 18.22 percent.  At September 30, 2021, the Bank’s common equity Tier 1 capital ratio was 16.13 percent, Tier 1 leverage ratio was 13.14 percent, Tier 1 risk-based capital ratio was 16.13 percent and the total risk-based capital ratio was 17.32 percent. At December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A - Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors” in the 2021 Annual Report.  There are no material changes to the risk factors as previously disclosed under the section titled “Risk Factors” in Part I, Item 1A of our 2021 Annual Report.  Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operatios.

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

MALVERN BANCORP, INC.

February 14, 2022	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

February 14, 2022	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer