Form 10-Q
period 2022-03-31
MALVERN BANCORP, INC.
filed 2022-05-16
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01:	7,625,111 shares
(Title of Class)	(Outstanding as of May 10, 2022)

PART I – FINANCIAL INFORMATION

The following (a) consolidated statement of financial condition as of September 30, 2021, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2022, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2022 (the “2021 Annual Report”), should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022	September 30, 2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	49,674	99,670
Interest bearing deposits in depository institutions	72,349	36,920
Cash and Cash Equivalents	122,023	136,590
Investment securities available for sale, at fair value (amortized cost of $56,863 and $40,756 at March 31, 2022 and September 30, 2021, respectively)	54,183	40,813
Equity Securities	1,445	1,500
Investment securities held to maturity (fair value of $45,716 and $28,913 at March 31, 2022 and September 30, 2021, respectively)	48,512	28,507
Restricted stock, at cost	6,462	7,776
Loans Held-for-sale	13,244	33,199
Loans receivable, net of allowance for loan losses of $9,301 and $11,472 respectively	799,310	902,981
Other real estate owned	4,961	4,961
Accrued interest receivable	3,478	3,512
Operating lease right-of-use assets	1,523	1,796
Property and equipment, net	5,486	5,777
Deferred income taxes	3,632	3,530
Bank-owned life insurance	25,896	26,056
Other assets	13,441	12,145
Total Assets	$1,103,596	$1,209,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Deposits-non-interest-bearing	54,712	53,849
Deposits-interest-bearing	799,725	884,310
Total Deposits	854,437	938,159
FHLB advances	60,000	90,000
Subordinated debt	25,000	24,934
Advances from borrowers for taxes and insurance	1,841	1,022
Accrued interest payable	352	572
Operating lease liabilities	1,556	1,830
Other liabilities	15,860	10,458
Total Liabilities	959,046	1,066,975
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,819,627 and 7,625,111 shares issued and outstanding, respectively, at March 31, 2022 and 7,816,832 and 7,622,316 shares issued and outstanding, respectively, at September 30, 2021	76	76
Additional paid-in-capital	85,678	85,524
Retained earnings	62,835	60,296
Unearned Employee Stock Ownership Plan (ESOP) shares	(829)	(901)
Accumulated other comprehensive (loss) income	(347)	36
Treasury stock, at cost: 194,516 shares at March 31, 2022 and September 30, 2021	(2,863)	(2,863)
Total Shareholders’ Equity	144,550	142,168
Total Liabilities and Shareholders’ Equity	$1,103,596	$1,209,143

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$7,628	$9,069	$15,856	$19,145
Investment securities, taxable	521	321	976	668
Investment securities, tax-exempt	64	23	100	47
Dividends, restricted stock	75	119	166	260
Interest-bearing cash accounts	16	7	29	15
Total Interest and Dividend Income	8,304	9,539	17,127	20,135
Interest Expense
Deposits	828	1,805	1,873	4,062
Short-term borrowings	-	3	-	48
Long-term borrowings	183	546	420	1,153
Subordinated debt	339	383	722	766
Total Interest Expense	1,350	2,737	3,015	6,029
Net Interest Income	6,954	6,802	14,112	14,106
Provision for Loan Losses	-	-	-	550
Net Interest Income after Provision for Loan losses	6,954	6,802	14,112	13,556
Other Income
Service charges and other fees	219	419	673	666
Rental income	48	54	100	108
Net gains on sale and call of investments	-	259	-	614
Net gains on sale of real estate	-	-	-	-
Net gains on sale of loans	11	274	63	678
Earnings on bank-owned life insurance	283	161	452	325
Total Other Income	561	1,167	1,288	2,391
Other Expenses
Salaries and employee benefits	2,347	2,275	4,642	4,547
Occupancy expense	546	568	1,061	1,110
Federal deposit insurance premium	71	83	147	159
Advertising	32	32	64	64
Data processing	359	306	679	634
Professional fees	868	884	1,923	1,547
Other real estate owned expense, net	-	3	5	31
Pennsylvania shares tax	169	169	339	339
Other operating expenses	2,453	743	3,213	1,604
Total Other Expenses	6,845	5,063	12,073	10,035
Income before income tax expense	670	2,906	3,327	5,912
Income tax expense	148	682	788	1,415
Net Income	$522	$2,224	$2,539	$4,497
Earnings Per Common Share:
Basic	$0.07	$0.30	$0.34	$0.60
Diluted	$0.07	$0.30	$0.34	$0.60
Weighted Average Common Shares Outstanding:
Basic	7,554,955	7,529,408	7,553,262	7,527,588
Diluted	7,556,194	7,530,151	7,554,459	7,528,189

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Net Income	$522	$2,224	$2,539	$4,497
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding (losses) gains on available-for-sale securities	(2,588)	7	(2,737)	464
Tax effect	543	(1)	574	(97)
Net of tax amount	(2,045)	6	(2,163)	367

Reclassification adjustment for net gains arising during the period (1)	-	(259)	-	(614)
Tax effect	-	55	-	129
Net of tax amount	-	(204)	-	(485)

Adjustment for loss recorded on replacement of derivative	-	(2)	-	(4)

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	2	1	4	2
Tax effect	(2)	(1)	(3)	(1)
Net of tax amount	-	-	1	1
Fair value adjustments on derivatives	1,773	567	2,252	840
Tax effect	(372)	(118)	(473)	(175)
Net of tax amount	1,401	449	1,779	665
Total other comprehensive (loss) income	(644)	249	(383)	544
Total comprehensive (loss) income	$(122)	$2,473	$2,156	$5,041

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares		Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, January 1, 2021	76	85,195	62,661	(1,010)		(793)	(2,863)	143,266
Net Income	-	-	2,224	-		-	-	2,224
Other comprehensive income	-	-	-	-		249	-	249
Committed to be released ESOP shares (3,600 shares)	-	26	-	36	`	-	-	62
Stock based compensation	-	50	-	-		-	-	50
Balance, March 31, 2021	76	85,271	64,885	(974)		(544)	(2,863)	145,851

Balance, January 1, 2022	76	85,599	62,313	(865)		297	(2,863)	144,557
Net Income	-	-	522	-		-	-	522
Other comprehensive loss	-	-	-	-		(644)	-	(644)
Committed to be released ESOP shares (3,600 shares)	-	22	-	36		-	-	58
Stock based compensation	-	57	-	-		-	-	57
Balance, March 31, 2022	$76	$85,678	$62,835	$(829)		$(347)	$(2,863)	$144,550

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2020	76	85,127	60,388	(1,047)	(1,088)	(2,863)	140,593
Net Income	-	-	4,497	-	-	-	4,497
Other comprehensive loss	-	-	-	-	544	-	544
Treasury stock activity	-	-	-	-	-	-	-
Committed to be released ESOP shares (7,200 shares)	-	42	-	73	-	-	115
Stock based compensation	-	102	-	-	-	-	102
Balance, March 31, 2021	76	85,271	64,885	(974)	(544)	(2,863)	145,851

Balance, October 1, 2021	76	85,524	60,296	(901)	36	(2,863)	142,168
Net Income	-	-	2,539	-	-	-	2,539
Other comprehensive loss	-	-	-	-	(383)	-	(383)
Committed to be released ESOP shares (7,200 shares)	-	45	-	72	-	-	117
Stock based compensation	-	109	-	-	-	-	109
Balance, March 31, 2022	$76	$85,678	$62,835	$(829)	$(347)	$(2,863)	$144,550

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,539	$4,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	316	336
Provision for loan losses	-	550
Valuation allowance for loan held for sale	1,683	-
Deferred income tax expense	(102)	145
ESOP expense	117	115
Stock based compensation	109	102
Amortization of premiums and discounts on investments securities, net	144	94
Amortization of loan origination fees and costs	64	1,108
(Accretion) Amortization of mortgage servicing rights	(13)	15
Net gain on sale and call of investments securities available-for-sale	-	(614)
Net gain on sale of secondary market loans	(63)	(678)
Proceeds from sale of secondary market loans	3,108	18,934
Originations of secondary market loans	(3,045)	(18,256)
Earnings on bank-owned life insurance	(452)	(325)
Decrease in accrued interest receivable	34	79
Decrease in accrued interest payable	(220)	(80)
Operating lease liability payments	(293)	(326)
Increase (decrease) in other liabilities	3,816	(4,492)
Decrease in other assets	2,307	5,395
Amortization of subordinated debt	66	79
Net Cash Provided by Operating Activities	10,115	6,678

Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(17,569)	(10,500)
Sales	-	13,132
Maturities, calls and principal repayments	1,455	446
Investment securities held-to-maturity:
Purchases	(23,783)	(12,500)
Maturities, calls and principal repayments	3,640	1,571
Proceeds from sale of loans held for sale	18,900	-
Net decrease in loans held for investment	104,290	50,640
Net decrease in restricted stock	1,314	731
Purchase of property and equipment	(26)	(102)
Net Cash Provided by Investing Activities	88,221	43,418
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(83,722)	21,307
Proceeds for long-term borrowings	-	160,000
Repayment of long-term borrowings	(30,000)	(180,000)
Repayment of secured borrowings	-	(4,225)
Increase in advances from borrowers for taxes and insurance	819	297
Net Cash (Used in) Financing Activities	(112,903)	(2,621)
Net (Decrease) Increase in Cash and Cash Equivalents	(14,567)	47,475
Cash and Cash Equivalents - Beginning	136,590	61,439
Cash and Cash Equivalents - Ending	$122,023	$108,914
Supplemental Cash Flows Information
Interest paid	$3,235	$6,109
Income taxes paid	$-	$894
Non-cash investing activities:	$-	$-
Bank owned life insurance death benefit proceeds receivable	$612	$-

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at March 31, 2022 and the results of operations for the three and six months ended March 31, 2022 and 2021, and cash flows for the six months ended March 31, 2022 and 2021. The consolidated statement of financial condition as of September 30, 2021 was derived from the audited consolidated statement of financial condition as of that date.

In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2021 Annual Report filed with the SEC. The consolidated statements of operations for the three and six months ended March 31, 2022 and the consolidated statements of cash flows for the six months ended March 31, 2022 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2022 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Recent Accounting Pronouncements Yet to Be Adopted

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. This ASU will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Bank has a software system in place to assist with the calculation of Current Expected Credit Losses (“CECL”).  In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) making this ASU effective for interim and annual periods beginning after December 15, 2022. As such, the Company would be required to implement the ASU on October 1, 2023. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides guidance on stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13.  The Company formed a cross functional implementation team to review the requirements of ASU 2016-13 and contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The impact on the consolidated earnings, financial position, and cash flows of the Company upon adoption of this ASU are currently unknown. The Company plans to adopt this guidance when required to on October 1, 2023.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements.

Reference Rate Reform. In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption by the Company and applies prospectively to contract modifications and hedging relationships.  The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time. ASU 2020-04 is effective March 12, 2020, through December 31, 2022.  The Company has elected certain optional expedient related to hedge accounting and will continue to monitor and assess the impact as the reference rate transition occurs over the next two years and proactively adopt applicable expedient(s). In connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate the bank will continue to assess the Secured Overnight Financing Rate (“SOFR”) as the currently identified benchmark rate.

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

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three and six months ended March 31, 2022 the company granted 5,131 restricted shares, respectively, and 2,336 shares were forfeited for the six months ended March 31, 2022. There were no stock options granted during the three and six months ended March 31, 2022. During the three and six months ended March 31, 2021 there were no restricted shares issued or stock options granted.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Net Income	$522	$2,224	$2,539	$4,497
Weighted average shares outstanding	7,621,100	7,609,953	7,621,227	7,609,953
Average unearned ESOP shares	(66,145)	(80,545)	(67,965)	(82,365)
Basic weighted average shares outstanding	7,554,955	7,529,408	7,553,262	7,527,588
Plus: effect of potential dilutive common stock equivalents - stock options	1,239	743	1,197	601
Diluted weighted average common shares outstanding	7,556,194	7,530,151	7,554,459	7,528,189
Earnings per common share:
Basic	$0.07	$0.30	$0.34	$0.60
Diluted	$0.07	$0.30	$0.34	$0.60

Note 4 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During the three and six months ended March 31, 2022 and 2021, there were 3,600 and7,200 shares, respectively, committed to be released. At March 31, 2022, there were 64,365 unallocated shares and 194,853 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $1.0 million at March 31, 2022

Note 5 - Investment Securities

The Company’s investment securities are classified as available-for-sale or held-to-maturity at March 31, 2022 and at September 30, 2021. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.  Equity securities are stated at fair value with any changes in fair value reported in non-interest income.

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

The following tables present information related to the Company’s investment securities at March 31, 2022 and September 30, 2021:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$-	$(558)	$4,442
State and municipal obligations	10,886	-	(935)	9,951
Single issuer trust preferred security	1,000	-	(78)	922
Corporate debt securities	35,989	94	(1,133)	34,950
MBS Securities	2,505	-	(66)	2,439
U.S. Treasury Note	1,483	-	(4)	1,479
Total	$56,863	$94	$(2,774)	$54,183
Investment Securities Held-to-Maturity:
U.S. government agencies	$23,500	$-	$(1,659)	$21,841
State and municipal obligations	13,764	12	(731)	13,045
Corporate debt securities	3,324	14	-	3,338
Mortgage-backed securities:
Mortgage Backed Security ("MBS"), fixed-rate	2,358	-	(203)	2,155
Collateralized mortgage obligations (“CMO”), fixed-rate	5,566	-	(229)	5,337
Total	$48,512	$26	$(2,822)	$45,716
Equity Securities:
Mutual Funds	$1,500	$-	$(55)	$1,445
Total equity securities	$1,500	$-	$(55)	$1,445
Total investment securities	$106,875	$120	$(5,651)	$101,344

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$-	$(7)		$4,993
State and municipal obligations	2,767	1	(3)		2,765
Single issuer trust preferred security	1,000	-	(125)		875
Corporate debt securities	31,989	243	(52)		32,180
Total	$40,756	$244	$(187)		$40,813
Investment Securities Held-to-Maturity:
U.S. government agencies	$10,000	$11	$-		$10,011
State and municipal obligations	$6,062	$104	$(49)		$6,117
Corporate debt securities	3,383	224	-		3,607
Mortgage-backed securities:
Mortgage-backed securities:	2,461	-	(13)		2,448
Collateralized mortgage obligations (“CMO”), fixed-rate	6,601	129	-		6,730
Total	$28,507	$468	$(62)		$28,913
Equity Securities:
Mutual Funds	$1,500	$-	$-	#	$1,500
Total equity securities	$1,500	$-	$-		$1,500
Total investment securities	$70,763	$712	$(249)		$71,226

 There were no sales of available for sale securities for the six months ended March 31, 2022.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2022 and September 30, 2021:

	March 31, 2022
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$4,442	$(558)	$-	$-	$4,442	$(558)
State and municipal obligations	9,951	(935)	-	-	9,951	(935)
Single issuer trust preferred security	-	-	922	(78)	922	(78)
Corporate debt securities	28,408	(1,092)	1,459	(41)	29,867	(1,133)
MBS Securities	2,438	(66)	-	-	2,438	(66)
U.S. Treasury Note	1,479	(4)	-	-	1,479	(4)
Total	$46,718	$(2,655)	$2,381	$(119)	$49,099	$(2,774)

	September 30, 2021
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$4,993	$(7)	$-	$-	$4,993	$(7)
State and municipal obligations	1,819	(3)	-	-	1,819	(3)
Single issuer trust preferred security	-	-	875	(125)	875	(125)
Corporate debt securities	8,475	(25)	2,973	(27)	11,448	(52)
Total investment securities	$15,287	$(35)	$3,848	$(152)	$19,135	$(187)

As of March 31, 2022, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at March 31, 2022 on available for sale securities. As of March 31, 2022, the Company held eleven corporate debt securities, seven municipal bonds, one U.S. government agency, one U.S. Tressury note, one mortgage-backed security, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell, and expects that it is unlikely that it will be required to sell, these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2022 represents an other-than-temporary impairment.

Investment securities having a carrying value of approximately $2.4 million and $2.9 million at March 31, 2022 and September 30, 2021, respectively, were pledged to secure public funds deposits, and prospective FRB discount window borrowings. No investment securities were pledged to secure hedges at March 31, 2022 or September 30, 2021. No investment securities were pledged to secure short-term borrowings at March 31, 2022 and September 30, 2021.

The following table presents information for investment securities at March 31, 2022, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2022
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Within 1 year	$-	$-
Over 1 year through five years	4,984	4,915
After 5 years through ten years	31,989	30,969
Over 10 years	19,890	18,299
Total	$56,863	$54,183
Held-to-Maturity:
Within 1 year	$254	$254
Over 1 year through five years	10,036	10,062
After 5 years through ten years	3,122	2,929
Over 10 years	27,176	24,979
Mortgage-backed securities:
Mortgage Backed Security ("MBS"), fixed-rate	2,358	2,155
Collateralized mortgage obligations (“CMO”), fixed-rate	5,566	5,337
Total	$48,512	$45,716
Equity Securities:
Within 1 year	$500	$500
After 5 years through ten years	1,000	945
	$1,500	$1,445
Total investment securities	$106,875	$101,344

Note 6 – Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31, 2022	September 30, 2021
	(In thousands)
Residential mortgage	$177,669	$198,710
Construction and Development:
Residential and commercial	25,558	61,492
Land	4,603	2,204
Total Construction and Development	30,161	63,696
Commercial:
Commercial real estate	400,974	426,915
Farmland	15,624	10,297
Multi-family	54,789	66,332
Commercial and industrial	101,354	115,246
Other	7,977	10,954
Total Commercial	580,718	629,744
Consumer:
Home equity lines of credit	12,283	13,491
Second mortgages	4,969	5,884
Other	2,237	2,299
Total Consumer	19,489	21,674
Total loans	808,037	913,824
Deferred loan costs, net	574	629
Allowance for loan losses	(9,301)	(11,472)
Total loans receivable, net	$799,310	$902,981

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of March 31, 2022 and September 30, 2021.  Activity in the ALLL is presented for the three and six months ended March 31, 2022 and 2021 and the fiscal year ended September 30, 2021:

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31,2022
Beginning balance	$935	$428	$15	$7,118	$56	$450	$791	$54	$76	$6	$20	$88	$10,037
Charge-offs	-	-	-	-	-	-	(764)	-	-	(21)	-	-	(785)
Recoveries	-	-	-	1	-	-	1	-	-	47	-	-	49
Provisions	(121)	(276)	12	(914)	218	(123)	1,169	(54)	2	69	(3)	21	-
Ending balance	$814	$152	$27	$6,205	$274	$327	$1,197	$-	$78	$101	$17	$109	$9,301

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31,2021
Beginning balance	$1,603	$508	$24	$7,973	$352	$508	$600	$50	$125	$179	$25	$1,088	$13,035
Charge-offs	-	-	-	(484)	-	-	-	-	-	-	-	-	(484)
Recoveries	-	-	-	-	-	-	-	-	1	48	1	-	50
Provisions	(175)	24	-	888	(317)	(2)	(43)	(1)	(7)	(113)	(1)	(253)	-
Ending balance	$1,428	$532	$24	$8,377	$35	$506	$557	$49	$119	$114	$25	$835	$12,601

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2022
Beginning balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Charge-offs	-	-	-	-	-	-	(2,194)	-	-	(105)	-	-	(2,299)
Recoveries	1	-	-	76	-	-	1	-	-	50	-	-	128
Provisions	(121)	(276)	12	(914)	218	(123)	1,169	(54)	2	69	(3)	21	-
Ending balance	$814	$152	$27	$6,205	$274	$327	$1,197	$-	$78	$101	$17	$109	$9,301
Ending balance: individually evaluated for impairment	$58	$-	$-	$-	$180	$-	$5	$-	$-	$-	$-	$-	$243
Ending balance: collectively evaluated for impairment	$756	$152	$27	$6,205	$94	$327	$1,192	$-	$78	$101	$17	$109	$9,058
Loans receivable:
Ending balance	$177,669	$25,558	$4,603	$400,974	$15,624	$54,789	$101,354	$7,977	$12,283	$4,969	$2,237		$808,037
Ending balance: individually evaluated for impairment	$482	$-	$-	$-	$2,232	$-	$625	$-	$-	$-	$-		$3,339
Ending balance: collectively evaluated for impairment	$177,187	$25,558	$4,603	$400,974	$13,392	$54,789	$100,729	$7,977	$12,283	$4,969	$2,237		$804,698

		Construction and Development		Commercial						Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family		Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31,2021
Beginning balance	$1,667	$465	$23	$8,682	$47	$511		$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	(484)	-	-		-	-	-	-	(1)	-	(485)
Recoveries	1	-	-	1	-	-		1	-	1	98	1	-	103
Provisions	(240)	67	1	178	(12)	(5)		(22)	(2)	(12)	(180)	(4)	781	550
Ending balance	$1,428	$532	$24	$8,377	$35	$506		$557	$49	$119	$114	$25	$835	$12,601
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,476	$-	$-		$-	$-	$-	$38	$-	$-	$1,514
Ending balance: collectively evaluated for impairment	$1,428	$532	$24	$6,901	$35	$506		$557	$49	$119	$76	$25	$835	$11,087
Loans receivable:
Ending balance	$218,165	$76,257	$3,596	$482,611	$7,344	$67,122		$94,706	$9,927	$15,936	$8,114	$2,650		$986,428
Ending balance: individually evaluated for impairment	$3,671	$-	$-	$38,838	$2,266	$-	#	$549	$-	$24	$352	$-		$45,700
Ending balance: collectively evaluated for impairment	$214,494	$76,257	$3,596	$443,773	$5,078	$67,122		$94,157	$9,927	$15,912	$7,762	$2,650		$940,728

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2021
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	(11,930)	-	-	(379)	-	-	-	(4)	-	(12,313)
Recoveries	41	4	-	1	-	-	2	-	17	108	2	-	176
Provisions	(774)	(41)	(8)	10,290	9	(61)	2,020	3	(71)	(217)	(7)	34	11,176
Ending balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Ending balance: individually evaluated for impairment	$-	$-	$-	$18	$-	$-	$1,488	$-	$-	$38	$-	$-	$1,544
Ending balance: collectively evaluated for impairment	$934	$428	$15	$7,025	$56	$450	$733	$54	$76	$49	$20	$88	$9,928
Loans receivable:
Ending balance	$198,710	$61,492	$2,204	$426,915	$10,297	$66,332	$115,246	$10,954	$13,491	$5,884	$2,299		$913,824
Ending balance: individually evaluated for impairment	$-	$-	$-	$286	$-	$-	$2,517	$-	$-	$102	$-		$2,905
Ending balance: collectively evaluated for impairment	$198,710	$61,492	$2,204	$426,629	$10,297	$66,332	$112,729	$10,954	$13,491	$5,782	$2,299		$910,919

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

The Company recorded no provision for loan losses for the three month period ended March 31, 2022 or 2021.  During the three months period ended March 31, 2022, the Company recorded two charge offs of $785,000 and recoveries of $49,000.  During the three months period ended March 31, 2021, the Company recorded one charge off of $484,000 and recoveries of $50,000.

The Company recorded no provision for loan losses for the six month period ended March 31, 2022 and a $550,000 provision during the six months period ended March 31, 2021. For the six months period ended March 31, 2022, the Company recorded charge offs of $2.3 million and recoveries of $128,000. During the six months period ended March 31, 2021, the Company recorded charge offs of $485,000 and recoveries of $103,000.

Impaired loans with no specific allowance decreased by $22.9 million from $39.7 million at September 30, 2021 to $16.9 million at March 31, 2022, due primarily to three commercial real estate loans totaling $18.9 million being sold during the six months period, as part of the note sale, previously announced, $2.2 million partial charge down of one commercial and industrial loan and a $1.7 million valuation allowance recorded on loans held for sale.  The valuation allowance adjustment consists of approximately $395,000 in reduced value and approximately $1.3 million in real estate tax expense.     The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of March 31, 2022 and September 30, 2021:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
March 31, 2022
Residential mortgage	$482	$58	$2,394	$2,876	$2,876
Commercial:
Commercial real estate	-	-	13,840	13,840	13,840
Farmland	2,232	180	-	2,232	2,232
Commercial and industrial	625	5	356	981	981
Consumer:
Home equity lines of credit	-	-	21	21	21
Second mortgages	-	-	253	253	253
Total impaired loans	$3,339	$243	$16,864	$20,203	$20,203
September 30, 2021
Residential mortgage	$-	$-	$2,594	$2,594	$2,766
Commercial:
Commercial real estate	286	18	33,543	33,829	33,368
Farmland			2,254	2,254	2,254
Commercial and industrial	2,517	1,488	630	3,147	3,584
Consumer:
Home equity lines of credit	-	-	23	23	28
Second mortgages	102	38	696	798	874
Total impaired loans	$2,905	$1,544	$39,740	$42,645	$42,874

The following table presents the average recorded investment in impaired loans in the loan portfolio and related interest income recognized for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Six Months Ended March 31, 2022
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$2,610	$25	$1,727	$47
Commercial:
Commercial real estate	12,757	7	8,626	9
Farmland	2,236	20	1,494	40
Commercial and industrial	1,476	5	1,381	10
Consumer:
Home equity lines of credit	22	-	10	-
Second mortgages	685	-	528	-
Total	$19,786	$57	$13,766	$106

	Three Months Ended March 31, 2021		Six Months Ended March 31, 2021
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,383	$19	$3,434	$34
Commercial:
Commercial real estate	34,226	145	29,930	250
Farmland	2,278	19	1,516	19
Commercial and industrial	549	5	365	7
Consumer:
Home equity lines of credit	56	-	65	-
Second mortgages	658	2	679	3
Total	$41,150	$190	$35,989	$313

No additional funds are committed to be advanced in connection with impaired loans.]

The following table presents the classes of the loan portfolio categorized as pass, special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2022 and September 30, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2022:
Residential mortgage	$174,594	$-	$3,075	$-	$177,669
Construction and Development:
Residential and commercial	25,558	-	-	-	25,558
Land	4,603	-	-	-	4,603
Commercial:
Commercial real estate	357,298	42,972	704	-	400,974
Farmland	13,392	-	2,232	-	15,624
Multi-family	54,789	-	-	-	54,789
Commercial and industrial	95,347	-	6,007	-	101,354
Other	7,977	-	-	-	7,977
Consumer:
Home equity lines of credit	12,107	-	176	-	12,283
Second mortgages	4,560	63	346	-	4,969
Other	2,234	-	3	-	2,237
Total	$752,459	$43,035	$12,543	$-	$808,037

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2021:
Residential mortgage	$195,658	$-	$3,052	$-	$198,710
Construction and Development:
Residential and commercial	61,492	-	-	-	61,492
Land	2,204	-	-	-	2,204
Commercial:
Commercial real estate	376,721	48,705	1,489	-	426,915
Farmland	8,043	-	2,254	-	10,297
Multi-family	57,052	9,280	-	-	66,332
Commercial and industrial	106,910	-	8,336	-	115,246
Other	10,954	-	-	-	10,954
Consumer:
Home equity lines of credit	13,390	-	101	-	13,491
Second mortgages	4,908	68	908	-	5,884
Other	2,299	-	-	-	2,299
Total	$839,631	$58,053	$16,140	$-	$913,824

The following table presents loans that are no longer accruing interest as of March 31, 2022 and September 30, 2021, by portfolio class:

	March 31, 2022	September 30, 2021
	(In thousands)
Non-accrual loans:
Residential mortgage	$610	$879
Commercial:
Commercial and industrial	285	2,517
Consumer:
Home equity lines of credit	22	23
Second mortgages	184	278
Total non-accrual loans	$1,101	$3,697

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Total non-accrual loans exclude loans held-for-sale. Non-accrual loans totaled $1.1 million at March 31, 2022, and $3.7 million at September 30, 2021. The decrease in non-accrual loans was primarily due a partial charge down of $2.2 million related to one non-accrual commercial and industrial loan. This loan had a specific allocation of $1.5 million previously reported at September 30, 2021. The partial charge down was the result of the ongoing monitoring and evaluation of the loan’s value in light of indications of interest received with respect to the note. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $20,000 for the three months ended March 31, 2022, and $23,000 for the six months ended March 31, 2022. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $407,000 for the three months ended March 31, 2021 and $545,000 for the six months ended March 31, 2021.   At March 31, 2022 there was one loan for $3,000 that was past due 90 days or more and still accruing interest. At September 30, 2021, there were no loans past due 90 days or more and still accruing interest.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the loan portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio categorized by the following aging categories as of March 31, 2022 and September 30, 2021:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
March 31, 2022:
Residential mortgage	$176,171	$1,311	$-	$187	$1,498	$177,669	$-
Construction and Development:
Residential and commercial	25,558	-	-	-	-	25,558	-
Land	4,603	-	-	-	-	4,603	-
Commercial:
Commercial real estate	400,471	503	-	-	503	400,974	-
Farmland	15,624	-	-	-	-	15,624	-
Multi-family	54,789	-	-	-	-	54,789	-
Commercial and industrial	101,069	285	-	-	285	101,354	-
Other	7,977	-	-	-	-	7,977	-
Consumer:				-
Home equity lines of credit	12,206	77	-	-	77	12,283	-
Second mortgages	4,961	-	-	8	8	4,969	-
Other	2,234	-	-	3	3	2,237	-
Total	$805,663	$2,176	$-	$198	$2,374	$808,037	$-

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2021:
Residential mortgage	$197,062	$796	$241	$611	$1,648	$198,710	$-
Construction and Development:
Residential and commercial	61,492	-	-	-	-	61,492	-
Land	2,204	-	-	-	-	2,204	-
Commercial:
Commercial real estate	426,915	-	-	-	-	426,915	-
Farmland	10,297	-	-	-	-	10,297	-
Multi-family	66,332	-	-	-	-	66,332	-
Commercial and industrial	115,246	-	-	-	-	115,246	-
Other	10,954	-	-	-	-	10,954	-
Consumer:
Home equity lines of credit	13,394	97	-	-	97	13,491	-
Second mortgages	5,697	4	83	100	187	5,884	-
Other	2,296	3	-	-	3	2,299	-
Total	$911,889	$900	$324	$711	$1,935	$913,824	$-

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

The Company had 22 and 26 loans classified as TDRs at March 31, 2022 and September 30, 2021, respectively, with an aggregate outstanding balance of $6.2 million and $18.2 million, respectively. At March 31, 2022, these loans were also classified as impaired. The decrease is primarily related to two TDR commercial real estate loans totaling $11.4 million that were sold during the period, with no gains or losses recognized on the sale, as part of the note sale previously announced. 19 of the TDR loans continue to perform under the restructured terms through March 31, 2022 and the Company continued to accrue interest on such loans through such date.

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

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had zero and $185,000 of residential real estate properties in the process of foreclosure at March 31, 2022 and September 30, 2021, respectively. The following table presents total TDRs as of December 31, 2021 and September 30, 2021:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
December 31, 2021:
Residential mortgage	14	$2,689	-	$-
Commercial:
Commercial real estate	3	595	2	504
Farmland	1	2,232	-	-
Commercial and industrial	1	625	-	-
Consumer:
Second mortgages	3	69	-	-
Total	22	$6,210	2	$504
September 30, 2021:
Residential mortgage	16	$3,180	4	$640
Commercial:				-
Commercial real estate	5	12,180	-	-
Farmland	1	2,254	-	-
Commercial and industrial	1	549	-	-
Consumer:
Second mortgages	3	78	-	-
Total	26	$18,241	4	$640

The following table reports the performing status of all TDR loans. The performing status is determined by a loan’s compliance with the modified terms:

	March 31, 2022		September 30, 2021
	Performing	Non-Performing	Performing	Non-Performing
	(In thousands)
Residential mortgage	$2,266	$423	$2,540	$640
Commercial:
Commercial real estate	595	-	12,180	-
Farmland	2,232	-	2,254	-
Commercial and industrial	625	-	549	-
Consumer:
Second mortgages	69	-	78	-
Total	$5,787	$423	$17,601	$640

There were two new TDRs for the six months ended March 31, 2022.

The following tables show the new TDRs for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021:

	For the Three Months Ended March 31,
	2022			2021
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Residential mortgage	-	$-	$-	-	$-	$-
Commercial:
Commercial real estate	-	$-	$-	-	$-	$-
Farmland	-	$-	$-	1	$2,287	$2,287
Commercial and industrial	-	$-	$-	1	$549	$549
Consumer:
Second mortgages	-	$-	$-	-	$-	$-
Total troubled debt restructurings	-	$-	$-	2	$2,836	$2,836

	For the Six Months Ended March 31,
	2022			2021
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$482	$482	-	$-	$-
Commercial:
Commercial real estate	-	$-	$-	-	$-	$-
Farmland	-	$-	$-	1	$2,287	$2,287
Commercial and industrial	1	$504	$504	1	$549	$549
Total troubled debt restructurings	2	$986	$986	2	$2,836	$2,836

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At March 31, 2022, there were four such loan modifications totaling approximately $42.3 million, all rated “special mention”. At September 30, 2021, the Company had eight COVID-19 modified loans totaling approximately $61.2 million, all were rated “special mention”.

The following tables set forth the composition of these loans by loan segments as of March 31, 2022 and September 30, 2021:

	March 31 ,2022
	Number of Loans	Loan Modified Exposure	Gross Loans March 31 ,2022	Percentage of Gross Loans on Modified
		(Dollars in thousands)
Residential mortgage	-	$-	$177,669	0.00%

Construction and Development:
Residential and commercial	-	-	25,558	0.00%
Land loans	-	-	4,603	0.00%
Total Construction and Development	-	-	30,161	0.00%

Commercial:
Commercial real estate	4	42,321	400,974	5.24%
Farmland	-	-	15,624	0.00%
Multi-family	-	-	54,789	0.00%
Commercial and industrial	-	-	101,354	0.00%
Other	-	-	7,977	0.00%
Total Commercial	4	42,321	580,718	5.24%

Consumer:
Home equity lines of credit	-	-	12,283	0.00%
Second mortgages	-	-	4,969	0.00%
Other	-	-	2,237	0.00%
Total Consumer	-	-	19,489	0.00%
Total loans	4	$42,321	$808,037	5.24%

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans on Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%

Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

Note 7 - Regulatory Matters

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

As of March 31, 2022 and as of September 30, 2021, the Company’s and the Bank’s current capital levels exceeded the required capital amounts to be considered “well capitalized” and they also met the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2022 and September 30, 2021:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2022
Tier 1 Leverage (Core) Capital (to adjusted assets)	$144,898	12.83%	$45,158	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	144,898	16.38%	39,804	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	144,898	16.38%	53,073	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	179,280	20.27%	70,763	8.00%	N/A	N/A
As of September 30, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$142,132	11.84%	$48,020	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	142,132	14.53%	44,024	4.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	142,132	14.53%	58,699	6.00%	N/A	N/A
Total Risk Based Capital (to risk weighted assets)	178,620	18.26%	78,265	8.00%	N/A	N/A

(1) The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of March 31, 2022 and September 20, 2021.

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2022 and September 30, 2021:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2022
Tier 1 Leverage (Core) Capital (to adjusted assets)	$160,992	14.29%	$45,074	4.00%	$56,343	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	160,992	18.25%	39,802	4.50%	57,347	6.50%
Tier 1 Capital (to risk weighted assets)	160,992	18.25%	52,936	6.00%	70,582	8.00%
Total Risk Based Capital (to risk weighted assets)	170,374	19.31%	70,582	8.00%	88,227	10.00%
As of September 30, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$157,518	13.14%	$47,946	4.00%	$59,933	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	157,518	16.13%	43,934	4.50%	63,460	6.50%
Tier 1 Capital (to risk weighted assets)	157,518	16.13%	58,579	6.00%	78,105	8.00%
Total Risk Based Capital (to risk weighted assets)	169,072	17.32%	78,105	8.00%	97,632	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At March 31, 2022, such derivatives were used to hedge the variable cash flows associated with advances from the Federal Home Loan Bank of Pittsburgh.

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of March 31, 2022 and September 30, 2021:

`	March 31, 2022
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$60,000	$2,224	Other assets	$—	$—	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,535	$2,860	Other assets	$44,535	$2,862	Other liabilities

	September 30, 2021
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$40,000	$14	Other assets	$30,000	$47	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,748	$4,671	Other assets	$44,748	$4,673	Other liabilities

For the period ended March 31, 2022, $20.0 million short-term fixed-rate advances was hedged for aperiod of 4 years with a rolling 90 day maturity.

The tables below present the derivative assets and liabilities offsetting as of March 31, 2022 and September 30, 2021:

Offsetting of Derivative Assets	(In thousands)
as of March 31, 2022
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,084	$-	$5,084	$1,975	$-	$3,109

Offsetting of Derivative Liabilities	(In thousands)
as of March 31, 2022
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,862	$-	$2,862	$1,975	$-	$887

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,685	$-	$4,685	$-	$-	$4,685

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,720	$-	$4,720	$221	$8,257	$(3,758)

The tables below present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$1,748	$(26)
Total derivatives	1,748	(26)

	Six Months Ended March 31, 2022
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$2,142	$(111)
Total derivatives	2,142	(111)

	Three Months Ended March 31, 2021
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$322	$(243)
Total derivatives	322	(243)

	Six Months Ended March 31, 2021
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$314	$(523)
Total derivatives	314	(523)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Consolidated Statements of Operations	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$1
Total		$1

	Six Months Ended March 31, 2022
	Consolidated Statements of Operations	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$2
Total		$2

	Three Months Ended March 31, 2021
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

At March 31, 2022 and September 30, 2021, the fair value of derivatives was in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at March 31, 2022 and September 30, 2021. At March 31, 2022 and September 30, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of zero  and $8.3 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels at March 31, 2022 or September 30, 2021.

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	4,442	$-	$4,442	$-
State and municipal obligations	9,951	-	9,951	-
Single issuer trust preferred security	922	-	922	-
Corporate debt securities	34,950	-	34,950	-
Mortgage backed securities	2,439	-	2,439	-
U.S. treasury note	1,479	-	1,479	-
Total investment Securities available -for-sale	54,183	-	54,183	-
Equity Securities:
Mutual Funds	1,445	945	-	500
Total equity investment securities	1,445	945	-	500
Total investment securities available for sale	$55,628	$945	$54,183	$500

Assets:
Derivative instruments	$5,804	$-	$5,804	$-

Liabilities:
Derivative instruments	$2,862	$-	$2,862	$-

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$4,993	$-	$4,993	$-
State and municipal obligations	2,765	-	2,765	-
Single issuer trust preferred security	875	-	875	-
Corporate debt securities	32,180	-	32,180	-
Total investment Securities available -for-sale	40,813	-	40,813	-
Equity Securities:
Mutual Funds	1,500	1,000	-	500
Total equity investment securities	1,500	1,000	-	500
Total investment securities available for sale	$42,313	$1,000	$40,813	$500

Assets:
Derivative instruments	$4,685	$-	$4,685	$-

Liabilities:
Derivative instruments	$4,720	$-	$4,720	$-

The following tables present additional information about the equity securities measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended March 31, 2022 and March 31, 2021

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2021	$500
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, March 31, 2022	$500

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2022 and September 30, 2021:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,961	$-	$-	$4,961
Impaired loans(1)	16,819	-	-	16,819
Total	$21,780	$-	$-	$21,780

	March 31, 2022
	Fair Value at March 31, 2022	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$4,961	Appraisal of Collateral(2)	Collateral discount(3)	4%/(4%)
Impaired loans(1)	16,819	Appraisal of Collateral(2)	Collateral discount(3)	12%/(12%)
Total	$21,780

(1)	Consisted of three loans with an aggregate balance of $16.5 million and with $243,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,961	$-	$-	$4,961
Impaired loans(1)	33,876	18,900	-	14,976
Total	$38,837	$18,900	$-	$19,937

	September 30, 2021
	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$4,961	Appraisal of Collateral(2)	Collateral discount(3)	6.4%/(6.4%)
Impaired loans(1)	33,876	Appraisal of Collateral(2)	Collateral discount(3)	(4.0%)-(12.0%)/(8%)
Total	$38,837

(1)	Consisted of eight loans with an aggregate balance of $35.4 million and with $1.5 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At March 31, 2022 and September 30, 2021, the Company did not have any additions to our mortgage servicing assets.  At March 31, 2022 and September 30, 2021, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2022 and September 30, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2022 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Impaired Loans—Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered Level 3 inputs. At September 30, 2021, four of the Company’s real estate loans totaling $33.2 million classified as held-for-sale were deemed impaired. Three of the commercial real estate loans totaling $19.6 million were fair valued at level 1 input as based off of a subsequent sale, and the other commercial real estate loan totaling $13.6 million was fair valued at level 3 is based off an appraisal.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2022 and September 30, 2021 are presented below:

	March 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$122,023	$122,023	$122,023	$-	$-
Investment securities available-for-sale	54,183	54,183	-	54,183	-
Investment securities held-to-maturity	48,512	45,716	-	45,716	-
Equity investment securities	1,445	1,445	945	-	500
Loans held for sale	13,244	13,244	-	-	13,244
Loans receivable, net (including impaired loans)	799,310	785,164	-	-	785,164
Accrued interest receivable	3,478	3,478	-	3,478	-
Restricted stock	6,462	6,462	-	6,462	-
Mortgage servicing rights (included in Other Assets)	96	103	-	103	-
Derivatives (included in Other Assets)	5,084	5,084	-	5,084	-
Financial liabilities:
Savings accounts	54,074	54,074	-	54,074	-
Checking and NOW accounts	357,180	357,180	-	357,180	-
Money market accounts	328,324	328,324	-	328,324	-
Certificates of deposit	114,859	116,240	-	116,240	-
Borrowings (excluding sub debt)	60,000	60,066	-	60,066	-
Subordinated debt	25,000	25,043	-	25,027	-
Derivatives (included in Other Liabilities)	2,862	2,862	-	2,862	-
Accrued interest payable	352	352	-	352	-

	September 30, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$136,590	$136,590	$136,590	$-	$-
Investment securities available-for-sale	40,813	40,813	-	40,813	-
Investment securities held-to-maturity	28,507	28,913	-	28,913	-
Equity investment securities	1,500	1,500	1,000	-	500
Loans receivable, net (including impaired loans)	902,981	900,357	-	-	900,357
Loans held for sale	33,199	33,199	19,583		13,616
Accrued interest receivable	3,512	3,512	-	3,512	-
Restricted stock	7,776	7,776	-	7,776	-
Mortgage servicing rights (included in Other Assets)	83	83	-	83	-
Derivatives (included in Other Assets)	4,685	4,685	-	4,685	-
Financial liabilities:
Savings accounts	50,582	50,582	-	50,582	-
Checking and NOW accounts	390,494	390,494	-	390,494	-
Money market accounts	385,480	385,480	-	385,480	-
Certificates of deposit	111,603	113,323	-	113,323	-
Borrowings (excluding sub debt)	90,000	90,215	-	90,215	-
Subordinated debt	24,934	25,027	-	25,027	-
Derivatives (included in Other Liabilities)	4,720	4,720	-	4,720	-
Accrued interest payable	572	572	-	572	-

Note 10 – Comprehensive Income

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(2,588)	$7	$(2,737)	$464

Reclassification adjustment for net gains arising during the period (1)	-	(259)	-	(614)

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	2	1	4	2

Adjustment for loss recorded on replacement of derivative	-	(2)	-	(4)

Fair value adjustments on derivatives	1,773	567	2,252	840

Other comprehensive (loss) income before taxes	(813)	314	(481)	688
Tax effect	169	(65)	98	(144)
Total other comprehensive (loss) income	$(644)	$249	$(383)	$544

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

Note 11 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of March 31, 2022, there were $294,157 remaining shares available for future grants.

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

 The Company did not grant any stock options during the three and six months ended March 31, 2022 or the three and six months ended March 31, 2021. During the three and six months ended March 31, 2022, 2,000 stock options were forfeited. During the three and six months ended March 31, 2021 no stock options were forfeited and no stock options expired. Total compensation expense related to stock options granted under the 2014 Plan was approximately $9,000 and $18,000 for the three and six months ended March 31, 2022 and $8,000 and $16,000 for the six months ended March 31, 2021.

The Company awarded 5,131shares of restricted stock during the three and six months ended March 31, 2022 and no shares of restricted stock during the three and six months ended March 31, 2021.    There were 2,336 shares of restricted stock forfeited during the three and six months ended March 31, 2022 and there were no shares forefeited during the three and six months ended March 31, 2021.   The compensation expense related to restricted stock awards was approximately $68,000 and $111,000 for the three and six months ended March 31, 2022, and $42,000 and $86,000 for the three and six months ended March 31, 2021.

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

Stock Options

Weighted Average Fair Value of Awards	$6.06
Risk Free Rate	1.25%
Dividend Yield	-%
Volatility	29.72%
Expected Life	6.5 years

The following is a summary of stock option activity for the six months ended March 31, 2022

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	32,830	$20.96	6.875	$1,940
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	2,000	$19.49		$-
Outstanding, at March 31, 2022	30,830	$21.05	6.7918	$180
Exercisable, at March 31, 2022	17,680	$21.70	5.8660	$180
Nonvested, at March 31, 2022	13,150	$20.19	8.0365

As of March 31, 2022, there was approximately 65,000 of total unrecognized compensation cost related to unvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 2.97 years.

The following is a summary of stock option activity for the six months ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	25,830	$21.57		$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, at March 31, 2021	25,830	$21.57	6.694	$-
Exercisable, at March 31, 2021	13,310	$21.53	7.988	$-
Nonvested, at March 31, 2021	12,520	$21.61

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended March 31, 2022:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	31,486	$21.10
Granted	5,131	$15.50
Vested	(6,711)	$22.17
Forfeited/cancelled/expired	(2,336)	$20.54
Outstanding, at March 31, 2022	27,570	$19.82

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	30,653	$21.98
Granted	-	$-
Vested	(7,978)	$21.92
Forfeited/cancelled/expired	-	$-
Outstanding, at March 31, 2022	22,675	$22.00

As of March 31, 2022, there was approximately 436,000 of total unrecognized compensation cost related to unvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.20 years.

Note 12 – Deposits

Deposits classified by type with percentages to total deposits at March 31, 2022 and September 30, 2021 consisted of the following:

	March 31,		September 30,
	2022		2021
	(Dollars in thousands)
Balances by types of deposit:
Savings	$54,074	6.33%	$50,582	5.39%
Money market accounts	328,324	38.43	385,480	41.09
Interest-bearing demand	302,468	35.40	336,645	35.88
Non-interest-bearing demand	54,712	6.40	53,849	5.74
	739,578	86.56%	826,556	88.10%
Certificates of deposit	114,859	13.44%	111,603	11.90%
Total Deposits	$854,437	100.00%	$938,159	100.00%

The total amount of certificates of deposit greater than or equal to $250,000 at March 31, 2022 and September 30, 2021 was $17.1 million and $16.5 million, respectively.  The Company had brokered deposits totaling $9.0 million and $6.1 million at March 31, 2022 and September 30, 2021, respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended March 31		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Savings accounts	$12	$16	$24	$34
Money market accounts	219	676	497	1,467
Interest-bearing demand	323	478	780	1,026
Certificates of deposit	274	635	572	1,535
Total	$828	$1,805	$1,873	$4,062

As of March 31, 2022, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending December 31
2023	$59,415
2024	34,728
2025	8,365
2026	7,079
2027	4,122
Thereafter	1,150
Total	$114,859

As of March 31, 2022, the scheduled maturities of certificates of deposits in amounts greater than $100,000 are as follows:

Scheduled Maturities
(In thousands)
Three months or less	$10,277
Over three through six months	8,090
Over six through twelve months	15,093
Over twelve months	31,085
Total	$64,545

Note 13 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125% fixed-to-floating rate subordinated notes (the “Notes”).  From February 7, 2017 to February 15, 2022, the Notes had a fixed rate of 6.125%.  During the period ended March 31, 2022, the note rate converted from fixed to a variable interest rate. The rate at march 31, 2022 was 5.10%. All costs related to 2017 issuance have been amortized. As of March 31, 2022, the Notes bear interest until the maturity date or early redemption date at a variable rat equal to the then current three-month LIBOR rate plus 414.5 basis points.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2022 and September 30, 2021. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. The statements contained herein that are not historical facts are forward-looking statements based on management’s experience and beliefs concerning current conditions and future developments and their potential effects on the Company, including, without limitation, plans, strategies and goals, and statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, and shareholder value creation.

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any undersupply or oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, both residential and commercial; changes in the value of real estate held for sale; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters; possible other-than-temporary impairment of securities held by the Company; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers and banks; unanticipated or prolonged litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, that delay the occurrence or non-occurance of events or results in elevated expenses or unexpected outcomes; changes in the interest rate environment may reduce interest margins or the fair value of financial instruments, or increase the cost of our subordinated debt securities; unexpected loss of key personnel and future to attract and retain talent; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; general economic conditions and real estate valuations may be less favorable than expected; political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; legislative or regulatory changes or actions may adversely affect the businesses in which the Company is engaged; changes and trends in the securities markets may adversely impact the Company; difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; the outcome of any regulatory or legal investigations and proceedings may not be anticipated; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2021 Annual Report filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

Further, given its ongoing and dynamic nature, it is difficult to predict the full and continuing impact of the COVID-19 outbreak, including the outbreak of its variants, on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus and its variants can be controlled and abated and when and how the economy may be fully reopened, and for how long it will remain as such. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we are subject to the following risks, any of which could continue to have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to continue to substantially reopen, and there are high levels of unemployment for an extended period of time, inflation continues to expand, or there are continued disruptions in global and domestic supply chains, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; due to fluctuation in interest rates, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income; cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the ALLL, loans held for sale, OREO, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2021 Annual Report and Note 2 of the Notes to the Unaudited Consolidated Financial Statements. There have been no significant changes to the Company’s Critical Accounting Policies as described in its 2021 Annual Report.

Paycheck Protection Program

The CARES Act established the PPP, an expansion of the EIDL, administrated directly by the SBA.

The Company started accepting and processing applications for loans under the PPP in early April 2020, when the program was officially launched by the SBA and Treasury Department under the CARES Act. The Company sold the entirety of its PPP loan portfolio in December 2020 and have not participated directly in new activity after the sale.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized such sources based on available capacity, term flexibility, and cost. As of March 31, 2022, the Company had adequate sources of liquidity.

Capital Strength

The Company’s capital ratios continued to exceed the highest required regulatory benchmark levels. As of March 31, 2022, common equity Tier 1 capital ratio was 16.38 percent, Tier 1 leverage ratio was 12.83 percent, Tier 1 risk-based capital ratio was 16.38 percent and the total risk-based capital ratio was 20.27 percent.

Deferral and Modification Requests

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As of December 31, 2021, the Company had four COVID-19 modified loans totaling $42.3 million, representing 5.23 percent of loans outstanding. The COVID-19 loan modifications do not classify as TDRs as they fall under Section 4013 of the CARES Act, as amended, and further details regarding these modifications are provided in the table below. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

	March 31 ,2022
	Number of Loans	Loan Modified Exposure	Gross Loans March 31 ,2022	Percentage of Gross Loans on Modified
		(Dollars in thousands)
Residential mortgage	-	$-	$177,669	0.00%

Construction and Development:
Residential and commercial	-	-	25,558	0.00%
Land loans	-	-	4,603	0.00%
Total Construction and Development	-	-	30,161	0.00%

Commercial:
Commercial real estate	4	42,321	400,974	5.24%
Farmland	-	-	15,624	0.00%
Multi-family	-	-	54,789	0.00%
Commercial and industrial	-	-	101,354	0.00%
Other	-	-	7,977	0.00%
Total Commercial	4	42,321	580,718	5.24%

Consumer:
Home equity lines of credit	-	-	12,283	0.00%
Second mortgages	-	-	4,969	0.00%
Other	-	-	2,237	0.00%
Total Consumer	-	-	19,489	0.00%
Total loans	4	$42,321	$808,037	5.24%

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans on Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%

Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

	March 31 ,2022
	Number of Loans	Loan Modified Exposure	Gross Loans March 31 ,2022	Percentage of Gross Loans on Modified
		(Dollars in thousands)
Residential mortgage	-	$-	$177,669	0.00%

Construction and Development:
Residential and commercial	-	-	25,558	0.00%
Land loans	-	-	4,603	0.00%
Total Construction and Development	-	-	30,161	0.00%

Commercial:
Commercial real estate	4	42,321	400,974	5.24%
Farmland	-	-	15,624	0.00%
Multi-family	-	-	54,789	0.00%
Commercial and industrial	-	-	101,354	0.00%
Other	-	-	7,977	0.00%
Total Commercial	4	42,321	580,718	5.24%

Consumer:
Home equity lines of credit	-	-	12,283	0.00%
Second mortgages	-	-	4,969	0.00%
Other	-	-	2,237	0.00%
Total Consumer	-	-	19,489	0.00%
Total loans	4	$42,321	$808,037	5.24%

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans on Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%

Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

Certain industries included within commercial real estate loans are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact   of the COVID-19 pandemic, including the following:

	March 31, 2022			September 30, 2021
	Number of Loans	Loan Modified Exposure	Percentage of Gross Loans on Modified	Number of Loans	Loan Modified Exposure	Percentage of Gross Loans on Modified
		(Dollars in thousands)			(Dollars in thousands)
Industries:
Hotel	4	$42,321	5.24%	6	$60,567	6.63%
Retail	-	-	0.00%	-	-	0.00%
Office/Medical Office	-	-	0.00%	-	-	0.00%
Fitness Centers	-	-	0.00%	-	-	0.00%
Restaurants and food service	-	-	0.00%	-	-	0.00%
Other	-	-	0.00%	-	-	0.00%
Total Outstanding Exposure	4	$42,321	5.24%	6	$60,567	6.63%

Results of Operations

Net income available to common shareholders for the three months ended March 31, 2022 amounted to $522,000, or $0.07 per fully diluted common share, a decrease of $1.7 million, or 76.5 percent, as compared with net income of $2.2 million, or $0.30 per common share, for the three months ended March 31, 2021. This decrease in net income and diluted earnings per share was primarily due to an increase in other expense for the quarter ended March 31, 2022, in which other expense increased $1.8 million or 35.2 percent, to $6.8 million when compared to the quarter ended March 31, 2021. The increase was primarily due to an increase of $1.7 million in other operating expenses, resulting from a $1.7 million valuation allowance recorded on loans held for sale.  The valuation allowance adjustment consists of approximately $395,000 in reduced value and approximately $1.3 million in real estate tax expense.The annualized return on average assets was 0.18 percent for the three months ended March 31, 2022, compared to annualized return on average assets of 0.73 percent for three months ended March 31, 2021. The annualized return on average shareholders’ equity was 1.43 percent for the three month period ended March 31, 2022, compared to 6.14 percent in annualized return on average shareholders’ equity for the three months ended March 31, 2021.

Net income available to common shareholders for the six months ended March 31, 2022 amounted to $2.5 million, or $0.34 per fully diluted common share, a decrease of $2.0 million or 43.5 percent, as compared with net income of $4.5 million or $0.60 per fully diluted common share, for the six months ended March 31, 2021. This decrease in net income and diluted earnings per share was primarily due to an increase in other operating expenses and professional fees. The increase in other operating expenses resulted  from a $1.7 million valuation allowance recorded on loans held for sale as stated above. The increase in professional fees was primarily due to increases in legal fees related to loan workouts and reporting and disclosure matters related to nonperforming loans.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

Net Interest Income

The following table presents the components of net interest income for the periods indicated:

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2022	2021	Increase (Decrease)	Percent Change	2022	2021	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$7,628	$9,069	$(1,441)	(15.89)%	$15,856	$19,145	$(3,289)	(17.18)%
Investment securities	585	344	241	70.06	1,076	715	361	50.49
Interest-bearing cash accounts	16	7	9	128.57	29	15	14	93.33
Dividends, restricted stock	75	119	(44)	(36.97)	166	260	(94)	(36.15)
Total interest income	8,304	9,539	(1,235)	(12.95)	17,127	20,135	(3,008)	(14.94)
Interest expense:
Deposits	828	1,805	(977)	(54.13)	1,873	4,062	(2,189)	(53.89)
Short-term borrowings	-	3	(3)	(100.00)	-	48	(48)	(100.00)
Long-term borrowings	183	546	(363)	(66.48)	420	1,153	(733)	(63.57)
Subordinated debt	339	383	(44)	(11.49)	722	766	(44)	(5.74)
Total interest expense	1,350	2,737	(1,387)	(50.68)	3,015	6,029	(3,014)	(49.99)
Net interest income	$6,954	$6,802	$152	2.23%	$14,112	$14,106	$6	0.04%

Net interest income was $7.0 million for the quarter ended March 31, 2022, an increase of $152,000, or 2.2 percent, from $6.8 million for the quarter ended March 31, 2021. The increase was driven by a decrease in interest paid on deposits and borrowings of $1.4 million, partially offset by decreased interest income of $1.2 million, primarily related a decline in average to loans. The average yield on interest-earning assets declined 21 basis points for the quarter ended March 31, 2022, to 3.35 percent, when compared to the same period in 2021 primarily due to the decrease in average loan balances and average yield on loans. The average rate on interest-bearing liabilities fell 49 basis points to 0.59 percent compared to the quarter ended March 31, 2021, due to decreases in market rates of interest. Net interest margin increased to 2.81 percent for the quarter ended March 31, 2022, from 2.54 percent for the same period in 2021. The margin improvement in the current period, in large part reflected the decline in interest-bearing liabilities partially offset by the decline in yield earned on interest-earning assets.

Net interest income was $14.1 million for the six months ended March 31, 2022, and a slight increase compared to the six months ended March 31, 2021. Consistent with the quarter, the slight increase was primarily driven by a reduction in interest expense as the cost of interest-bearing deposits decreased by 50 basis points compared to the six months ended March 31, 2021. The cost of interest-bearing liabilities decreased by 55 basis points compared to the six months ended March 31, 2021.  This was offset by a decrease in the average yield on interest-earning assets, which declined 30 basis points for the six months ended March 31, 2022, to 3.39 percent, when compared to the same period in 2021.  The decrease in interest-earning assets was primarily due to the decrease in loan balances and the average yield on loans.

Interest Income

For the quarters ended March 31, 2022, and March 31, 2021, total interest income was $8.3 million and $9.5 million, respectively. The average yield on interest-earning assets declined 21 basis points for the quarter ended March 31, 2022, to 3.35 percent when compared to the same period in 2021. Total interest income fell for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, primarily due to the decrease in average loan balances and average yield on loans. For the six months ended March 31, 2022, and March 31, 2021, total interest income was $17.1 million and $20.1 million, respectively. The average yield on interest-earning assets declined 30 basis points for the six months ended March 31, 2022, to 3.39 percent when compared to the same period in 2021. Total interest income fell for the six months ended March 31, 2022, compared to the same period in 2021, primarily due to the decrease in average loan balances and average yield on loans.

Interest Expense

For the quarter ended March 31, 2022, interest expense decreased by $1.4 million, or 50.7 percent, to $1.4 million, compared to $2.7 million for the quarter ended March 31, 2021. The decrease in interest expense is primarily attributable to interest rate related factors, as the average rate on interest-bearing liabilities fell 55 basis points to 0.64 percent compared to the quarter ended March 31, 2021.

For the six months ended March 31, 2022, interest expense decreased by $3.0 million, or 50.0 percent, to $3.0 million, compared to $6.0 million for the six months ended March 31, 2021. The decrease in interest expense is primarily attributable to interest rate related factors, as the average rate on interest-bearing liabilities fell 55 basis points to 0.64 percent compared to the same period in 2021.

Variance in Net Interest Income
The following table quantifies the impact on net interest income resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated to change in rate of each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31,			Six Months Ended March 31,
	2022 and 2021			2022 and 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$(1,226)	$(215)	$(1,441)	$(1,194)	$(2,095)	$(3,289)
Investment securities	289	(48)	241	242	119	361
Interest-bearing cash accounts	5	4	9	5	9	14
Dividends, restricted stock	(35)	(9)	(44)	(38)	(56)	(94)
Total interest-earning assets	$(967)	$(268)	$(1,235)	$(985)	$(2,023)	$(3,008)
Interest Bearing Liabilities:
Money Market deposits	$31	$(488)	$(457)	$83	$(1,053)	$(970)
Savings deposits	2	(6)	(4)	3	(13)	(10)
Certificates of deposits	(240)	(121)	(361)	(329)	(634)	(963)
Other interest-bearing deposits	17	(172)	(155)	60	(306)	(246)
Total interest-bearing deposits	(190)	(787)	$(977)	(183)	(2,006)	$(2,189)
Borrowings and Subordinated debt	(384)	(26)	(410)	(414)	(411)	(825)
Total interest-bearing liabilities	$(574)	$(813)	$(1,387)	$(597)	$(2,417)	$(3,014)
Change in net interest income	$(393)	$545	$152	$(388)	$394	$6

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

	Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$856,937	$7,628	3.56%	$990,913	$9,069	3.66%
Investment securities	91,433	585	2.56%	49,658	344	2.77%
Interest-bearing cash accounts	36,452	16	0.18%	21,506	7	0.13%
Dividends, restricted stock	6,263	75	4.79%	8,901	119	5.35%
Total interest-earning assets(1)	991,087	8,304	3.35%	1,070,978	9,539	3.56%
Non-interest-earning assets:
Cash and due from banks	91,651			105,485
Bank-owned life insurance	26,282			25,631
Other assets	25,479			29,030
Other real estate owned	4,961			5,796
Allowance for loan losses	(10,517)			(13,037)
Total non-interest-earning assets	137,856			152,905
Total assets	$1,128,943			$1,223,883
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$341,138	219	0.26%	$326,110	676	0.83%
Savings deposits	54,550	12	0.09%	47,888	16	0.13%
Certificates of deposits	114,115	274	0.96%	183,617	635	1.38%
Other interest-bearing deposits	319,246	323	0.40%	308,538	478	0.62%
Total interest-bearing deposits	829,049	828	0.40%	866,153	1,805	0.83%
Borrowings	84,991	522	2.46%	144,835	932	2.57%
Total interest-bearing liabilities	914,040	1,350	0.59%	1,010,988	2,737	1.08%
Non-interest-bearing liabilities:
Demand deposits	54,502			50,327
Other liabilities	14,249			17,751
Total non-interest bearing liabilities	68,751			68,078
Shareholders' equity	146,152			144,817
Total liabilities and shareholders' equity	$1,128,943			$1,223,883
Net interest spread			2.76%			2.48%
Net interest margin			2.81%			2.54%
Net interest income		$6,954			$6,802

(1)Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

	Six Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$885,573	$15,856	3.58%	$1,011,927	$19,145	3.78%
Investment securities	83,342	1,076	2.58%	49,722	715	2.88%
Interest-bearing cash accounts	34,594	29	0.17%	21,599	15	0.14%
Dividends, restricted stock	6,484	166	5.12%	9,128	260	5.70%
Total interest-earning assets(1)	1,009,993	17,127	3.39%	1,092,376	20,135	3.69%

Non-interest-earning assets:
Cash and due from banks	98,899			83,213
Bank-owned life insurance	26,202			25,549
Other assets	25,764			30,141
Other real estate owned	4,961			5,796
Allowance for loan losses	(12,357)			(12,746)
Total non-interest-earning assets	143,469			131,953
Total assets	$1,153,462			$1,224,329

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$354,596	497	0.28%	$318,524	1,467	0.92%
Savings deposits	53,936	24	0.09%	46,742	34	0.15%
Certificates of deposits	113,866	572	1.01%	199,376	1,535	1.54%
Other interest-bearing deposits	330,521	780	0.47%	295,696	1,026	0.69%
Total interest-bearing deposits	852,919	1,873	0.44%	860,338	4,062	0.94%
Borrowings	88,493	1,142	2.58%	152,861	1,967	2.57%
Total interest-bearing liabilities	941,412	3,015	0.64%	1,013,199	6,029	1.19%

Non-interest-bearing liabilities:
Demand deposits	54,294			49,228
Other liabilities	12,813			18,225
Total non-interest liabilities	67,107			67,453
Shareholders' equity	144,943			143,677
Total liabilities and shareholders' equity	$1,153,462			$1,224,329

Net interest spread			2.75%			2.50%
Net interest margin			2.79%			2.58%
Net interest income		$14,112			$14,106

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$219	$419	$(200)	(47.73)%	$673	$666	$7	1.05%
Rental income-other	48	54	(6)	(11.11)	100	108	(8)	(7.41)
Net gains on sale and call of investments	-	259	(259)	(100.00)	-	614	(614)	(100.00)
Net gains on sale of loans	11	274	(263)	(95.99)	63	678	(615)	(90.71)
Earnings on bank-owned life insurance	283	161	122	75.78	452	325	127	39.08
Total other income	$561	$1,167	$(606)	(51.93)%	$1,288	$2,391	$(1,103)	(46.13)%

For the three months ended March 31, 2022, total other income amounted to $561,000, a decrease of $606,000, or 51.9 percent, compared to the three months ended March 31, 2021.  The decrease in total other income was primarily due to a decrease of $533,000 in net gains on sale of loans and net gains on sale and call of investments, partially offset by an increase in earnings on bank-owned life insurance of $122,000 during the quarter ended March 31, 2022.

Similar to the quarter, other income for the six months ended March 31, 2022, decreased by $1.1 million mainly due to reductions in the net gains on sale of loans and investments of $1.2 million.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,347	$2,275	$72	3.16%	$4,642	$4,547	$95	2.09%
Occupancy expense	546	568	(22)	(3.87)	1,061	1,110	(49)	(4.41)
Federal deposit insurance premium	71	83	(12)	(14.46)	147	159	(12)	(7.55)
Advertising	32	32	-	-	64	64	-	-
Data processing	359	306	53	17.32	679	634	45	7.10
Professional fees	868	884	(16)	(1.81)	1,923	1,547	376	24.31
Other real estate owned expense, net	-	3	(3)	(100.00)	5	31	(26)	(83.87)
Pennsylvania shares tax	169	169	-	-	339	339	-	-
Other operating expenses	2,453	743	1,710	230.15	3,213	1,604	1,609	100.31
Total other expense	$6,845	$5,063	$1,782	35.20%	$12,073	$10,035	$2,038	20.31%

For the three months ended March 31, 2022, total other expense increased $1.8 million, or 35.2 percent, from the comparable three months ended March 31, 2021. This increase was primarily due to a $1.7 million valuation allowance recorded on loans held for sale.  The valuation allowance adjustment consists of approximately $395,000 in reduced value and approximately $1.3 million in real estate tax expense.

For the six months ended March 31, 2022, total other expense increased $2.0 million, or 20.3 percent, from the comparable six months ended March 31, 2021.  The primary components of the increase were the aforementioned valuation allowance and increased professional fees.  The increase in professional fees was primarily due to increases in legal fees related to loan workouts and reporting and disclosure matters related to nonperforming loans.

Income Taxes

The Company recorded income tax expense of $148,000 and $788,000 during the three and six months ended March 31, 2022, respectively, reflecting an effective tax rate of 22.1 percent and 23.7 percent, respectively.  The reduction in the effective tax rate was due primarily to the tax free income received from the additional bank-owned life insurance.

The Company recorded a provision for income taxes of $682,000 and $1.4 million for the three and six months ended March 31, 2021, respectively, reflecting an effective tax rate of 23.5 percent and 23.9 percent, respectively.

Investment Portfolio

For the three months ended March 31, 2022, the average volume of investment securities increased by $41.8 million to approximately $91.4 million, or 9.2 percent of average earning assets, from $49.7 million, or 4.6 percent of average earning assets, for the three months ended March 31, 2021. During the six months ended March 31, 2022, the average volume of investment securities increased $33.6 million to approximately $83.3 million, or 8.3 percent of average earnings assets, from $49.7 million, or 4.6 percent of average earning assets, for the six months ended March 31, 2021.  At March 31, 2022, the total investment portfolio amounted to $104.1 million, an increase of $33.4 million or 47.1 percent from September 30, 2021. This increase in the investment portfolio was primarily due to purchases of $41.4 million of investment securities, partially offset by payments, maturities, and calls of $5.1 million of investment securities. At March 31, 2022, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivisions, U.S. treasury note, corporate bonds and notes, a trust preferred security, and taxable mutual funds.

During the three month period ended March 31, 2022, rate-related factors decreased investment revenue by approximately $48,000, while volume-related factors increased investment revenue by approximately $289,000 from the three month period ended March 31, 2021. The yield on investments decreased by 21 basis points to 2.56 percent for the three month period ended March 31, 2022, as compared to 2.77 percent for the three month period ended March 31, 2021.

During the six month period ended March 31, 2022, rate-related factors increased investment revenue by approximately $119,000, and volume-related factors increased investment revenue by approximately $242,000 from the six month period ended March 31, 2021. The yield on investments decreased by 30 basis points to 2.58 percent for the three month period ended March 31, 2022, as compared to 2.88 percent for the six month period ended March 31, 2021.

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

Total gross loans amounted to $808.0 million at March 31, 2022 and $913.8 million at September 30, 2021. The $105.8 million decrease in the gross loan portfolio at March 31, 2022 compared to September 30, 2021 or 11.6 percent, for the period was driven by higher loan payoffs and paydowns during the period primarily in the commercial loan category. Commercial loans declined to $580.7 million at March 31, 2022 from $629.7 million at September 30, 2021 or a 7.8 percent decline as compared to September 30, 2021. Residential loans were $30.2 million and $63.7 million at March 31, 2022 and September 30, 2021, respectively.

Loans held-for-sale amounted to $13.2 (rather than the previously reported $11.9) million at March 31, 2022, compared to $33.2 million at September 30, 2021.  The decline was primarily related to the sale of three commercial loans totaling $18.9 million combined with a a $1.7 million valuation allowance recorded on loans held for sale.  The valuation allowance adjustment consists of approximately $395,000 in reduced value and approximately $1.3 million in real estate tax expense. At March 31, 2022, the Company had $142.3 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit and home equity lines of credit.

Average loan balances of our total loans decreased $134.0 million, or 13.5 percent, for the three months ended March 31, 2022 as compared to the same period in fiscal 2021, while the average yield on loans decreased by 10 basis points for the three months ended March 31, 2022 compared with the same period in fiscal 2021.  The decrease in average total loan volume was primarily due to increased paydowns and payoff activity.  During the the second quarter of fiscal year 2022 compared to the same period in fiscal year 2021, the volume-related factors during the period contributed to the decrease of income on loans of $1.2 million, while the rate-related factors decreased interest income on loans by $215,000.

The average balance of our total loans decreased $126.4 million, or 12.5 percent, for the six months ended March 31, 2022 as compared to the same period in fiscal year 2021, while the average yield on loans decreased by 20 basis points for the six months ended March 31, 2022 compared with the same period in fiscal year 2021. The decrease in average total loan volume was primarily due to increased paydowns and payoff activity. During the six months ended March 31, 2022 compared to the same period in fiscal year 2021, the volume-related factors during the period contributed to a decrease of interest income on loans of $1.2 million, while the rate-related factors decreased interest income on loans by $2.1 million.

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

At March 31, 2022, the ALLL amounted to approximately $9.3 million, or 1.15 percent of total gross loans. At September 30, 2021, the ALLL amounted to approximately $11.5 million, or 1.26 percent of total gross loans, excluding loans held-for-sale. The decrease in the allowance for loan losses of $2.2 million or 18.9 percent is in line with the Company’s improved asset quality and, more specifically, improvement in non-performing loans which declined $2.6 million, or 70.2 percent compared to the period ended September 30, 2021. The Company did not record a provision for loan losses for both quarters ending March 31, 2022  and 2021.

The net charge-offs were $ 736,000 and $2.2 million for the three and six months ended March 31, 2022, respectively. Net loan charge-offs increased during the six months ended March 31, 2022 due to one non-accrual commercial and industrial loan totaling $2.5 million that was charged-off in the amount of $2.2 million . This credit had a specific reserve of $1.5 million as of September 30, 2021. The partial charge-off was primarily the result of the ongoing monitoring and evaluation of classified loan values and is reflective of changes in current economic conditions.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.The level of the ALLL for the respective periods of fiscal year 2022 and fiscal year 2021 reflects the credit quality within the loan portfolio, the loan volume recorded or lost during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2022 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Six Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Average loans outstanding	$856,937	$1,011,927
Total gross loans at end of period	$808,037	$986,428
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$11,472	$12,433

Charge-offs:
Commercial:
Commercial real estate		484
Commercial and industrial	2,194	-
Consumer:
Second mortgages	106	-
Other	-	1
Total charge-offs	2,300	485
Recoveries:

Residential Mortgage	1	1
Commercial:
Commercial real estate	76	1
Commercial and industrial	1	1

Consumer:
Home equity lines of credit	1	1
Second mortgages	50	98
Second mortgages	-	1
Total recoveries	129	103
Net charge-offs	2,171	382
Provision for loan losses	-	550
Balance at end of period	$9,301	$12,601
Ratios:
Ratio of allowance for loan losses to non-performing loans	842.48%	54.68%
Ratio of net charge-offs to average loans outstanding (1)	0.49%	0.08%
Ratio of net charge-offs to total allowance for loan losses	23.34%	3.03%
(1)	Annualized

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	March 31, 2022	September 30, 2021
	(In thousands)
Non-accruing loans:
Non-accrual loans	$1,101	$3,697
Accruing loans more than 90 days past due	3	-
Total non-performing loans	1,104	3,697
OREO	4,961	4,961
Total non-performing assets	$6,065	$8,658
TDR loans - performing	$5,787	$17,601

Non-accrual loans totaled $1.1 million at March 31, 2022 and $3.7 million at September 30, 2021. OREO was $5.0 million at March 31, 2022, and September 30, 2021. The decrease in non-accrual loans was primarily due a partial charge down of $2.2 million related to one non-accrual commercial and industrial loan. This loan had a specific allocation of $1.5 million previously reported at September 30, 2021. The partial charge-off was the result of the ongoing monitoring and evaluation of the loan’s value in light of indications of interest received with respect to the note.   Performing TDR loans were $5.8 million at March 31, 2022 and $17.6 million at September 30, 2021. The decrease is primarily related to two TDR commercial real estate loans totaling $11.4 million that were sold during the December 31, 2021  period, as part of the note sale, previously announced in September 30, 2021.

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

At March 31, 2022, special mention loans were $43.0 million compared to $58.1 million at September 30, 2021. The decrease was primarily due to one $9.3 million commercial real estate loan that paid off during the three months ended December 31, 2021. Substandard loans were $12.5 million and $16.1 million at March 31, 2022 and September 30, 2021, respectively. This decrease in substandard loans is primarily due to a $2.2 million charge down of one commercial and industrial loan.  Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

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

At March 31, 2022, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.30:1.00 at the cumulative one-year position.

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

Additionally, liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. At March 31, 2022, the Company had $122.0 million in cash and cash equivalent compared to $136.6 million at September 30, 2021. In addition, our available for sale investment securities amounted to $54.2 million at March 31, 2022 and $40.8 million at September 30, 2021.

Deposits

Total deposits decreased $83.7 million, or 8.9 percent, from $938.2 million at September 30, 2021 to $854.4 million at March 31, 2022.

Total interest-bearing deposits decreased $84.6 million from $884.3 million at September 30, 2021 to $799.7 million at March 31, 2022. Time deposits $250,000 and over decreased $613,000 as compared to September 30, 2021. Time deposits $250,000 and over represented 2.0 percent of total deposits at March 31, 2022 compared to 1.8 percent at September 30, 2021. We had brokered deposits totaling $9.0 million at March 31, 2022 compared to $6.1 million at September 30, 2021.

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

The following table depicts the Company’s deposits classified by type, with percentages to total deposits, at March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$54,074	6.33%	$50,582	5.39%	$3,492
Money market accounts	328,324	38.43	385,480	41.09	(57,156)
Interest bearing demand	302,468	35.40	336,645	35.88	(34,177)
Non-interest bearing demand	54,712	6.40	53,849	5.74	863
	$739,578	86.56	$826,556	88.10	$(86,978)
Certificates of deposit	114,859	13.44	111,603	11.90	3,256
Total	$854,437	100.00%	$938,159	100.00%	$(83,722)

Borrowings

Advances from FHLB Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of March 31, 2022 and September 30, 2021, the Company’s outstanding balance of FHLB Pittsburgh advances totaled $60.0 million and $90.0 million, respectively.  Of the $60.0 million in advances, all are short-term fixed-rate advances having a rolling 90 day maturity.

The Company did not purchase any securities sold under agreements to repurchase as a short-term funding source during the first fiscal quarters of 2022 or 2021.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing, and financing activities. During the six months ended March 31, 2022, cash and cash equivalents decreased by $14.6 million from the balance at September 30, 2021. Net cash of $10.1 million was provided by operating activities primarily due to net income of $2.5 million, an increase of $8.3 million in other liabilities and $3.0 million decrease in other assets. Net cash provided by investing activities amounted to approximately $88.2 million primarily due to a net decrease in loans of $123.2 million which was partially offset by purchases of $41.4 million of investment securities. The decrease in net cash from financing activities of $112.9 million was primarily from the net decrease of $30.0 million in long term borrowings and $83.7 million in deposits.

Shareholders’ Equity

Total shareholders’ equity amounted to $144.6 million, or 13.1 percent of total assets, at March 31, 2022, compared to $142.2 million, or 11.8 percent of total assets, at September 30, 2021. Book value per common share was $18.95 at March 31, 2022, compared to $18.65 at September 30, 2021.

	March 31, 2022	September 30, 2021
	(In thousands, except for per share data)
Shareholders’ equity	144,550	142,168
Book value per common share	$18.95	$18.65

Capital

At March 31, 2022, the Bank’s common equity Tier 1 capital ratio was 18.25 percent, Tier 1 leverage ratio was 14.29 percent, Tier 1 risk-based capital ratio was 18.25 percent and the total risk-based capital ratio was 19.31 percent.  At September 30, 2021, the Bank’s common equity Tier 1 capital ratio was 16.13 percent, Tier 1 leverage ratio was 13.14 percent, Tier 1 risk-based capital ratio was 16.13 percent and the total risk-based capital ratio was 17.32 percent. At March 31, 2022, the Bank was in compliance with all applicable regulatory capital requirements.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A - Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors” in the 2021 Annual Report.  There are no material changes to the risk factors as previously disclosed under the section titled “Risk Factors” in Part I, Item 1A of our 2021 Annual Report.  Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

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

MALVERN BANCORP, INC.

May 16, 2022	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

May 16, 2022	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial
Officer