Form 10-Q
period 2022-06-30
MALVERN BANCORP, INC.
filed 2022-08-15
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01:	7,633,828 shares
(Title of Class)	(Outstanding as of August 10, 2022)

PART I – FINANCIAL INFORMATION

The following (a) consolidated statement of financial condition as of September 30, 2021, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2022, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2022 (the “2021 Annual Report”), should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2022	September 30, 2021
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	9,560	99,670
Interest bearing deposits in depository institutions	30,199	36,920
Cash and Cash Equivalents	39,759	136,590
Investment securities available for sale, at fair value	53,080	40,813
Equity securities, at fair value	1,412	1,500
Investment securities held to maturity, at amortized cost	52,350	28,507
Restricted stock, at cost	6,027	7,776
Loans held-for-sale	13,863	33,199
Loans receivable, net of allowance for loan losses of $9,309 and $11,472 respectively	805,957	902,981
Other real estate owned	4,763	4,961
Accrued interest receivable	3,671	3,512
Operating lease right-of-use assets	1,395	1,796
Property and equipment, net	5,365	5,777
Deferred income taxes	3,975	3,530
Bank-owned life insurance	26,063	26,056
Other assets	11,873	12,145
Total Assets	$1,029,553	$1,209,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing	56,731	53,849
Interest-bearing	734,963	884,310
Total Deposits	791,694	938,159
FHLB advances	60,000	90,000
Subordinated debt	25,000	24,934
Advances from borrowers for taxes and insurance	2,388	1,022
Accrued interest payable	350	572
Operating lease liabilities	1,428	1,830
Other liabilities	3,403	10,458
Total Liabilities	884,263	1,066,975
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,828,344 and 7,633,828 shares issued and outstanding, respectively, at June 30, 2022 and 7,816,832 and 7,622,316 shares issued and outstanding, respectively, at September 30, 2021	76	76
Additional paid-in-capital	85,838	85,524
Retained earnings	64,669	60,296
Unearned Employee Stock Ownership Plan (ESOP) shares	(792)	(901)
Accumulated other comprehensive (loss) income	(1,638)	36
Treasury stock, at cost: 194,516 shares at June 30, 2022 and September 30, 2021	(2,863)	(2,863)
Total Shareholders’ Equity	145,290	142,168
Total Liabilities and Shareholders’ Equity	$1,029,553	$1,209,143

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$7,653	$8,895	$23,509	$28,040
Investment securities, taxable	588	378	1,564	1,046
Investment securities, tax-exempt	141	30	241	77
Dividends, restricted stock	80	110	246	370
Interest-bearing deposits	95	6	124	21
Total Interest and Dividend Income	8,557	9,419	25,684	29,554
Interest Expense
Deposits	812	1,446	2,685	5,508
Short-term borrowings	—	—	—	48
Long-term borrowings	158	461	578	1,614
Subordinated debt	294	383	1,016	1,149
Total Interest Expense	1,264	2,290	4,279	8,319
Net Interest Income	7,293	7,129	21,405	21,235
Provision for Loan Losses	—	—	—	550
Net Interest Income after Provision for Loan losses	7,293	7,129	21,405	20,685
Other Income
Service charges and other fees	248	344	921	1,010
Rental income	48	55	148	163
Net gains on sale and call of investments	—	165	—	779
Net gains on sale of loans	15	65	78	743
Earnings on bank-owned life insurance	171	164	623	489
Total Other Income	482	793	1,770	3,184
Other Expenses
Salaries and employee benefits	2,350	2,259	6,992	6,806
Occupancy expense	542	546	1,603	1,656
Federal deposit insurance premium	68	77	215	236
Advertising	33	12	97	76
Data processing	305	301	984	935
Professional fees	1,053	841	2,976	2,388
Other real estate owned expense, net	244	835	249	866
Pennsylvania shares tax	127	170	466	509
Other operating expenses	717	791	3,930	2,395
Total Other Expenses	5,439	5,832	17,512	15,867
Income before income tax expense	2,336	2,090	5,663	8,002
Income tax expense	502	489	1,290	1,904
Net Income	$1,834	$1,601	$4,373	$6,098
Earnings Per Common Share:
Basic	$0.24	$0.21	$0.58	$0.81
Diluted	$0.24	$0.21	$0.58	$0.81
Weighted Average Common Shares Outstanding:
Basic	7,569,806	7,545,371	7,559,868	7,533,516
Diluted	7,574,266	7,546,200	7,560,605	7,534,068

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net Income	$1,834	$1,601	$4,373	$6,098
Other Comprehensive Income, Net of Tax:
Unrealized holding (losses) gains on available-for-sale securities	(2,258)	671	(4,995)	1,135
Tax effect	475	(141)	1,049	(238)
Net of tax amount	(1,783)	530	(3,946)	897
Reclassification adjustment for net gains arising during the period (1)	-	(165)	-	(779)
Tax effect	-	34	-	163
Net of tax amount	-	(131)	-	(616)
Adjustment for loss recorded on replacement of derivative	-	(3)	-	(7)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	2	1	6	3
Tax effect	(2)	-	(5)	(1)
Net of tax amount	-	1	1	2
Fair value adjustments on derivatives	623	194	2,875	1,034
Tax effect	(131)	(41)	(604)	(216)
Net of tax amount	492	153	2,271	818
Total other comprehensive (loss) income	(1,291)	550	(1,674)	1,094
Total comprehensive income	$543	$2,151	$2,699	$7,192

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Income in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Income.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended June 30, 2022 and 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares		Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, April 1, 2021	$76	$85,271	$64,885	$(974)		$(544)	$(2,863)	$145,851
Net income	-	-	1,601	-		-	-	1,601
Other comprehensive income	-	-	-	-		550	-	550
Treasury stock activity	-	-	-	-		-	-	-
Stock issuance (net of issuance of proceeds of $25,000)	-	72	-	-		-	-	72
Committed to be released ESOP shares (3,600 shares)	-	31	-	37	`	-	-	68
Stock based compensation	-	50	-	-		-	-	50
Balance, June 30, 2021	$76	$85,424	$66,486	$(937)		$6	$(2,863)	$148,192

Balance, April 1, 2022	$76	$85,678	$62,835	$(829)		$(347)	$(2,863)	$144,550
Net income	-	-	1,834	-		-	-	1,834
Other comprehensive loss	-	-	-	-		(1,291)	-	(1,291)
Committed to be released ESOP shares (3,600 shares)	-	21	-	37		-	-	58
Stock based compensation	-	139	-	-		-	-	139
Balance, June 30, 2022	$76	$85,838	$64,669	$(792)		$(1,638)	$(2,863)	$145,290

	Nine months ended June 30, 2022 and 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In thousands, except share data)
Balance, October 1, 2020	$76	$85,127	$60,388	$(1,047)	$(1,088)	$(2,863)	$140,593
Net income	-	-	6,098	-	-	-	6,098
Other comprehensive loss	-	-	-	-	1,094	-	1,094
Treasury stock activity	-	-	-	-	-	-	-
Stock issuance (net of issuance of proceeds of $25,000)	-	72	-	-	-	-	72
Committed to be released ESOP shares (10,800 shares)	-	73	-	110	-	-	183
Stock based compensation	-	152	-	-	-	-	152
Balance, June 30, 2021	76	$85,424	$66,486	$(937)	$6	$(2,863)	$148,192

Balance, October 1, 2021	76	$85,524	$60,296	$(901)	$36	$(2,863)	$142,168
Net income	-	-	4,373	-	-	-	4,373
Other comprehensive loss	-	-	-	-	(1,674)	-	(1,674)
Committed to be released ESOP shares (10,800 shares)	-	66	-	109	-	-	175
Stock based compensation	-	248	-	-	-	-	248
Balance, June 30, 2022	$76	$85,838	$64,669	$(792)	$(1,638)	$(2,863)	$145,290

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income	$4,373	$6,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	472	502
Provision for loan losses	-	550
Valuation allowance for loan held for sale	1,683	-
Deferred income tax (benefit) expense	(445)	291
ESOP expense	175	183
Stock based compensation	248	152
Amortization of premiums and discounts on investments securities, net	264	145
Amortization of loan origination fees and costs	104	1,044
(Accretion) Amortization of mortgage servicing rights	(8)	28
Net gain on sale and call of investments securities available-for-sale	-	(779)
Net gain on sale of secondary market loans	(78)	(743)
Proceeds from sale of secondary market loans	3,897	20,900
Originations of secondary market loans	(3,819)	(20,157)
Write down of other real estate owned	198	835
Earnings on bank-owned life insurance	(623)	(489)
(Increase) Decrease in accrued interest receivable	(159)	307
(Decrease) Increase in accrued interest payable	(222)	218
Operating lease liability payments	(432)	(492)
Decrease in other liabilities	(9,375)	(3,802)
Decrease (increase) in other assets	5,229	(2,167)
Amortization of subordinated debt issuance costs	66	119
Net Cash Provided by Operating Activities	1,548	2,743
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(18,664)	(21,325)
Sales	-	17,297
Maturities, calls and principal repayments	1,517	2,174
Investment securities held-to-maturity:
Purchases	(28,174)	(24,337)
Maturities, calls and principal repayments	4,096	7,397
Proceeds from sale of loans held for sale	18,900	-
Net decrease in loans held for investment	97,355	84,564
Net decrease in restricted stock	1,750	1,726
Purchase of property and equipment	(60)	(130)
Net Cash Provided by Investing Activities	76,720	67,366
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(146,465)	16,798
Proceeds for long-term borrowings	-	230,000
Repayment of long-term borrowings	(30,000)	(270,000)
Repayment of secured borrowings	-	(4,225)
Increase in advances from borrowers for taxes and insurance	1,366	761
Net proceeds from issuance of common stock		72
Net Cash (Used in) Financing Activities	(175,099)	(26,594)
Net (Decrease) Increase in Cash and Cash Equivalents	(96,831)	43,515
Cash and Cash Equivalents - Beginning	136,590	61,439
Cash and Cash Equivalents - Ending	$39,759	$104,954
Supplemental Cash Flows Information
Interest paid	$4,501	$8,101
Income taxes paid	$-	$2,072

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

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its nine other banking locations in Chester and Delaware counties, Pennsylvania, Morristown, New Jersey, its New Jersey regional headquarters, and Palm Beach, Florida. The Bank also maintains a representative office in Allentown, Pennsylvania.

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at June 30, 2022 and the results of operations for the three and nine months ended June 30, 2022 and 2021, and cash flows for the nine months ended June 30, 2022 and 2021. The consolidated statement of financial condition as of September 30, 2021 was derived from the audited consolidated statement of financial condition as of that date.

In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2021 Annual Report filed with the SEC. The consolidated statements of income for the three and nine months ended June 30, 2022 and the consolidated statements of cash flows for the nine months ended June 30, 2022 are not necessarily indicative of the results of operations or cash flows for the full year ending September 30, 2022 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Recent Accounting Pronouncements Yet to Be Adopted

Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  As amended, ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements.

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

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption by the Company and applies prospectively to contract modifications and hedging relationships.  The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time. ASU 2020-04 is effective March 12, 2020, through December 31, 2022.  The Company has elected certain optional expedients related to hedge accounting and will continue to monitor and assess the impact as the reference rate transition occurs over the next two years and proactively adopt applicable expedient(s). In connection with ongoing procedures to monitor the work of the Alternative Rates Committee of the Federal Reserve Board (“FRB”) and Federal Reserve Bank of New York in identifying an alternative U.S. dollar reference interest rate the bank will continue to assess the Secured Overnight Financing Rate (“SOFR”) as the currently identified benchmark rate.

Derivatives and Hedging. In March 2022, FASB ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method.  This update will allow non-prepayable financial assets to be included in a closed portfolio hedge using the portfolio method, rather than only prepayable assets. It also allows entities to hedge multiple layers rather than just a single layer of closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The guidance is effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the effects, if any, that the adoption of this amendment will have on its consolidated financial statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three and nine months ended June 30, 2022, the Company granted 4,200 and 13,848 restricted shares, respectively and  2,336 shares were forfeited for the nine months ended June 30, 2022.  Of the 13,848 restricted shares issued during the nine months ended June 30, 2022, 4,517 were fully vested. During the three and nine months ended June 30, 2022, 6,000 stock options were granted. During the three and nine months ended June 30, 2021, the Company granted a total of 12,363 restricted shares.  During the three and nine months ended June 30, 2021, options to acquire a total of 7,000 shares of common stock were granted.  During the three and nine months ended June 30, 2022, no restricted shares were forfeited.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Net Income	$1,834	$1,601	$4,373	$6,098
Weighted average shares outstanding	7,632,351	7,622,316	7,626,026	7,614,074
Average unearned ESOP shares	(62,545)	(76,945)	(66,158)	(80,558)
Basic weighted average shares outstanding	7,569,806	7,545,371	7,559,868	7,533,516
Plus: effect of potential dilutive common stock equivalents - stock options	4,460	829	737	552
Diluted weighted average common shares outstanding	7,574,266	7,546,200	7,560,605	7,534,068
Earnings per common share:
Basic	$0.24	$0.21	$0.58	$0.81
Diluted	$0.24	$0.21	$0.58	$0.81

Note 4 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During the three and nine months ended June 30, 2022 and 2021, there were 3,600 and 10,800 shares, respectively, committed to be released. At June 30, 2022, there were 60,765 unallocated shares and 198,453 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $976,000 at June 30, 2022

Note 5 - Investment Securities

The Company’s investment in debt securities are classified as available-for-sale or held-to-maturity at June 30, 2022 and at September 30, 2021. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in shareholder’s equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.  Equity securities are stated at fair value with any changes in fair value reported in other income.

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

The following tables present information related to the Company’s investment securities at June 30, 2022 and September 30, 2021:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$-	$(1,070)	$3,930
State and municipal obligations	12,101	-	(1,676)	10,425
Single issuer trust preferred security	1,000	-	(81)	919
Corporate debt securities	35,990	29	(1,945)	34,074
MBS Securities	2,442	-	(175)	2,267
U.S. Treasury Note	1,485	-	(20)	1,465
Total	58,018	29	(4,967)	53,080
Investment Securities Held-to-Maturity:
U.S. government agencies	23,500	-	(3,433)	20,067
State and municipal obligations	18,088	5	(1,582)	16,511
Corporate debt securities	3,294	-	(25)	3,269
Mortgage-backed securities:
Mortgage Backed Security ("MBS"), fixed-rate	2,311	-	(359)	1,952
Collateralized mortgage obligations (“CMO”), fixed-rate	5,157	-	(286)	4,871
Total	52,350	5	(5,685)	46,670
Equity Securities:
Mutual Funds	1,500	-	(88)	1,412
Total	1,500	-	(88)	1,412
Total investment securities	$111,868	$34	$(10,740)	$101,162

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$-	$(7)	$4,993
State and municipal obligations	2,767	1	(3)	2,765
Single issuer trust preferred security	1,000	-	(125)	875
Corporate debt securities	31,989	243	(52)	32,180
Total	40,756	244	(187)	40,813
Investment Securities Held-to-Maturity:
U.S. government agencies	10,000	11	-	10,011
State and municipal obligations	6,062	104	(49)	6,117
Corporate debt securities	3,383	224	-	3,607
Mortgage-backed securities:
Mortgage-backed security ("MBS"), fixed-rate	2,461	-	(13)	2,448
Collateralized mortgage obligations (“CMO”), fixed-rate	6,601	129	-	6,730
Total	28,507	468	(62)	28,913
Equity Securities:
Mutual Funds	1,500	-	-	1,500
Total	1,500	-	-	1,500
Total investment securities	$70,763	$712	$(249)	$71,226

There were no sales of available-for-sale investment securities for the nine months ended June 30, 2022.  For the nine months ended June 30, 2021, proceeds of available-for-sale investment securities sold amounted to $17.3 million. There were gains of $779,000 associated with sales and calls.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2022 and September 30, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$3,930	$(1,070)	$-	$-	$3,930	$(1,070)
State and municipal obligations	10,425	(1,676)	-	-	10,425	(1,676)
Single issuer trust preferred security	-	-	919	(81)	919	(81)
Corporate debt securities	30,630	(1,860)	1,415	(85)	32,045	(1,945)
MBS Securities	2,267	(175)	-	-	2,267	(175)
U.S. Treasury Note	1,465	(20)			1,465	(20)
Total	$48,717	$(4,801)	$2,334	$(166)	$51,051	$(4,967)

	September 30, 2021
	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$4,993	$(7)	$-	$-	$4,993	$(7)
State and municipal obligations	1,819	(3)	-	-	1,819	(3)
Single issuer trust preferred security	-	-	875	(125)	875	(125)
Corporate debt securities	8,475	(25)	2,973	(27)	11,448	(52)
Total investment securities	$15,287	$(35)	$3,848	$(152)	$19,135	$(187)

As of June 30, 2022, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at June 30, 2022 on available for sale securities. As of June 30, 2022, the Company held thirteen corporate debt securities, eleven municipal bonds, one U.S. government agency, one U.S. Treasury note, one mortgage-backed security, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell, and expects that it is unlikely that it will be required to sell, these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2022 represents an other-than-temporary impairment.

Investment securities having a carrying value of $12.0 million and $2.9 million at June 30, 2022 and September 30, 2021, respectively, were pledged to secure public funds deposits and prospective FRB discount window borrowings. No investment securities were pledged to secure hedges at June 30, 2022 or September 30, 2021. No investment securities were pledged to secure short-term borrowings at June 30, 2022 and September 30, 2021.

The following table presents information for investment securities at June 30, 2022, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2022
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Over 1 year through 5 years	$6,221	$6,034
After 5 years through 10 years	32,814	31,047
Over 10 years	16,541	13,732
Mortgage-backed securities:
Mortgage Backed Security ("MBS"), fixed-rate	2,442	2,267
Total Available-for-sale securities	58,018	53,080
Held-to-Maturity:
Within 1 year	253	252
Over 1 year through 5 years	9,986	9,875
After 5 years through 10 years	3,119	2,769
Over 10 years	31,524	26,951
Mortgage-backed securities:
Mortgage Backed Security ("MBS"), fixed-rate	2,311	1,952
Collateralized mortgage obligations (“CMO”), fixed-rate	5,157	4,871
Total Held-to-maturity securities	52,350	46,670
Equity Securities:
Within 1 year	500	500
After 5 years through ten years	1,000	912
Total Equity securities	1,500	1,412
Total investment securities	$111,868	$101,162

Note 6 – Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	June 30, 2022	September 30, 2021
	(In thousands)
Residential mortgage	$176,499	$198,710
Construction and Development:
Residential and commercial	20,459	61,492
Land	2,054	2,204
Total Construction and Development	22,513	63,696
Commercial:
Commercial real estate	407,783	426,915
Farmland	15,348	10,297
Multi-family	54,879	66,332
Commercial and industrial	104,504	115,246
Other	13,954	10,954
Total Commercial	596,468	629,744
Consumer:
Home equity lines of credit	12,432	13,491
Second mortgages	4,605	5,884
Other	2,183	2,299
Total Consumer	19,220	21,674
Total loans	814,700	913,824
Deferred loan costs, net	566	629
Allowance for loan losses	(9,309)	(11,472)
Total loans receivable, net	$805,957	$902,981

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of June 30, 2022 and September 30, 2021.  Activity in the ALLL is presented for the three and nine months ended June 30, 2022 and 2021 and the fiscal year ended September 30, 2021:

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended June 30, 2022
Beginning balance	$814	$152	$27	$6,205	$274	$327	$1,198	$-	$78	$100	$17	$109	$9,301
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	3	-	-	1	-	-	1	-	-	3	-	-	8
Provisions	(107)	(42)	(16)	19	(194)	(31)	(21)	58	(15)	(63)	(3)	415	-
Ending balance	$710	$110	$11	$6,225	$80	$296	$1,178	$58	$63	$40	$14	$524	$9,309

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended June 30, 2021
Beginning balance	$1,428	$532	$24	$8,377	$35	$506	$557	$49	$119	$114	$25	$835	$12,601
Charge-offs	-	-	-	(645)	-	-	(379)	-	-	-	-	-	(1,024)
Recoveries	-	-	-	-	-	-	1	-	15	6	1	-	23
Provisions	(111)	(97)	(9)	607	21	(3)	471	5	(41)	(16)	(4)	(823)	-
Ending balance	$1,317	$435	$15	$8,339	$56	$503	$650	$54	$93	$104	$22	$12	$11,600

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Nine Months Ended June 30, 2022
Beginning balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Charge-offs	-	-	-	-	-	-	(2,194)	-	-	(106)	-	-	(2,300)
Recoveries	4	-	-	77	-	-	1	-	1	54	-	-	137
Provisions	(228)	(318)	(4)	(895)	24	(154)	1,150	4	(14)	5	(6)	436	-
Ending balance	$710	$110	$11	$6,225	$80	$296	$1,178	$58	$63	$40	$14	$524	$9,309
Ending balance: individually evaluated for impairment	$56	$-	$-	$-	$-	$-	$-	$-	$-	$17	$-	$-	$73
Ending balance: collectively evaluated for impairment	$654	$110	$11	$6,224	$80	$296	$1,178	$58	$63	$23	$14	$525	$9,236

Loans receivable:
Ending balance	$176,499	$20,459	$2,054	$407,783	$15,348	$54,879	$104,504	$13,954	$12,432	$4,605	$2,183		$814,700
Ending balance: individually evaluated for impairment	$478	$-	$-	$-	$-	$-	$-	$-	$-	$58	$-		$536
Ending balance: collectively evaluated for impairment	$176,021	$20,459	$2,054	$407,783	$15,348	$54,879	$104,504	$13,954	$12,432	$4,547	$2,183		$814,164

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Nine Months Ended June 30, 2021
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	(1,128)	-	-	(379)	-	-	-	(1)	-	(1,508)
Recoveries	1	-	-	1	-	-	2	-	16	103	2	-	125
Provisions	(351)	(30)	(8)	784	9	(8)	449	3	(53)	(195)	(8)	(42)	550
Ending balance	$1,317	$435	$15	$8,339	$56	$503	$650	$54	$93	$104	$22	$12	$11,600
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,287	$-	$-	$-	$-	$-	$37	$-	$-	$1,324
Ending balance: collectively evaluated for impairment	$1,317	$435	$15	$7,052	$56	$503	$650	$54	$93	$67	$22	$12	$10,276

Loans receivable:
Ending balance	$201,737	$61,484	$2,253	$478,032	$10,335	$66,725	$97,955	$10,896	$12,822	$7,039	$2,372		$951,650
Ending balance: individually evaluated for impairment	$3,561	$-	$-	$38,219	$2,265	$-	$3,124	$-	$24	$458	$-		$47,651
Ending balance: collectively evaluated for impairment	$198,176	$61,484	$2,253	$439,813	$8,070	$66,725	$94,831	$10,896	$12,798	$6,581	$2,372		$903,999

		Construction and Development		Commercial					Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Farmland	Multi- Family	Commercial and Industrial	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2021
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	-	-	-	(11,930)	-	-	(379)	-	-	-	(4)	-	(12,313)
Recoveries	41	4	-	1	-	-	2	-	17	108	2	-	176
Provisions	(774)	(41)	(8)	10,290	9	(61)	2,020	3	(71)	(217)	(7)	34	11,176
Ending balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Ending balance: individually evaluated for impairment	$-	$-	$-	$18	$-	$-	$1,488	$-	$-	$38	$-	$-	$1,544
Ending balance: collectively evaluated for impairment	$934	$428	$15	$7,025	$56	$450	$733	$54	$76	$49	$20	$88	$9,928

Loans receivable:
Ending balance	$198,710	$61,492	$2,204	$426,915	$10,297	$66,332	$115,246	$10,954	$13,491	$5,884	$2,299		$913,824
Ending balance: individually evaluated for impairment	$-	$-	$-	$286	$-	$-	$2,517	$-	$-	$102	$-		$2,905
Ending balance: collectively evaluated for impairment	$198,710	$61,492	$2,204	$426,629	$10,297	$66,332	$112,729	$10,954	$13,491	$5,782	$2,299		$910,919

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

Impaired loans with no specific allowance decreased by $20.2 million from $39.7 million at September 30, 2021 to $19.5 million at June 30, 2022, due primarily to three commercial real estate loans totaling $18.9 million being sold during the December 31, 2021 period and a $2.2 million partial charge down of one commercial and industrial loan during the March 31, 2022 period.

The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of June 30, 2022 and September 30, 2021:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
June 30, 2022
Residential mortgage	$478	$56	$2,368	$2,847	$3,050
Commercial:
Commercial real estate	-	-	13,777	13,777	15,476
Farmland	-	-	2,221	2,221	2,221
Commercial and industrial	-	-	968	968	3,642
Consumer:
Home equity lines of credit	-	-	20	20	26
Second mortgages	58	17	182	240	294
Total impaired loans	$536	$73	$19,536	$20,073	$24,709
September 30, 2021
Residential mortgage	$-	$-	$2,594	$2,594	$2,766
Commercial:
Commercial real estate	286	18	33,543	33,829	33,368
Farmland			2,254	2,254	2,254
Commercial and industrial	2,517	1,488	630	3,147	3,584
Consumer:
Home equity lines of credit	-	-	23	23	28
Second mortgages	102	38	696	798	874
Total impaired loans	$2,905	$1,544	$39,740	$42,645	$42,874

The following table presents the average recorded investment in impaired loans in the loan portfolio and related interest income recognized for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Nine Months Ended June 30, 2022
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$2,234	$29	$2,472	$95
Commercial:
Commercial real estate	13,405	22	13,094	67
Farmland	2,226	20	2,236	59
Commercial and industrial	973	6	1,705	16
Consumer:
Home equity lines of credit	21	-	17	-
Second mortgages	863	1	816	3
Total	$19,722	$78	$20,340	$240

	Three Months Ended June 30, 2021		Nine Months Ended June 30, 2021
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
	(In thousands)
Residential mortgage	$3,280	$22	$3,383	$56
Commercial:
Commercial real estate	38,243	153	32,701	403
Farmland	2,265	31	1,766	50
Commercial and industrial	1,398	5	709	12
Consumer:
Home equity lines of credit	24	-	51	-
Second mortgages	776	2	711	5
Total	$45,986	$213	$39,321	$526

The following table presents the classes of the loan portfolio categorized as pass, special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2022 and September 30, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2022:
Residential mortgage	$174,073	$-	$2,426	$-	$176,499
Construction and Development:
Residential and commercial	20,459	-	-	-	20,459
Land	2,054	-	-	-	2,054
Commercial:
Commercial real estate	364,341	42,738	704	-	407,783
Farmland	13,127	-	2,221	-	15,348
Multi-family	54,879	-	-	-	54,879
Commercial and industrial	98,657	-	5,847	-	104,504
Other	13,954	-	-	-	13,954
Consumer:
Home equity lines of credit	12,340	-	92	-	12,432
Second mortgages	4,133	60	412	-	4,605
Other	2,183	-	-	-	2,183
Total	$760,200	$42,798	$11,702	$-	$814,700

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2021:
Residential mortgage	$195,658	$-	$3,052	$-	$198,710
Construction and Development:
Residential and commercial	61,492	-	-	-	61,492
Land	2,204	-	-	-	2,204
Commercial:
Commercial real estate	376,721	48,705	1,489	-	426,915
Farmland	8,043	-	2,254	-	10,297
Multi-family	57,052	9,280	-	-	66,332
Commercial and industrial	106,910	-	8,336	-	115,246
Other	10,954	-	-	-	10,954
Consumer:
Home equity lines of credit	13,390	-	101	-	13,491
Second mortgages	4,908	68	908	-	5,884
Other	2,299	-	-	-	2,299
Total	$839,631	$58,053	$16,140	$-	$913,824

The following table presents loans that are no longer accruing interest as of June 30, 2022 and September 30, 2021, by portfolio class:

	June 30, 2022	September 30, 2021
	(In thousands)
Non-accrual loans:
Residential mortgage	$599	$879
Commercial:
Commercial and industrial	280	2,517
Consumer:
Home equity lines of credit	21	23
Second mortgages	175	278
Total non-accrual loans	$1,075	$3,697

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Total non-accrual loans exclude loans held-for-sale. Non-accrual loans totaled $1.1 million at June 30, 2022, and $3.7 million at September 30, 2021. The decrease in non-accrual loans was primarily due a partial charge down of $2.2 million one commercial and industrial loan during the nine months ended June 30, 2022.

Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $29,000 for the three months ended June 30, 2022, and $29,000 for the nine months ended June 30, 2022. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was approximately $300,000 for the three months ended June 30, 2021 and $845,000 for the nine months ended June 30, 2021. At June 30, 2022 there were three loans for $401,000 that were past due 90 days or more and still accruing interest. At September 30, 2021, there were no loans past due 90 days or more and still accruing interest.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the loans in the loan portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio categorized by the following aging categories as of June 30, 2022 and September 30, 2021:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
June 30, 2022:
Residential mortgage	$172,846	$3,221	$72	$359	$3,652	$176,499	$172
Construction and Development:
Residential and commercial	20,459	-	-	-	-	20,459	-
Land	2,054	-	-	-	-	2,054	-
Commercial:
Commercial real estate	407,418	165	-	200	365	407,783	200
Farmland	15,348	-	-	-	-	15,348	-
Multi-family	54,879	-	-	-	-	54,879	-
Commercial and industrial	104,129	-	95	280	375	104,504	-
Other	13,955	-	-	-	-	13,954	-
Consumer:
Home equity lines of credit	12,432	-	-	-	-	12,432	-
Second mortgages	4,497	72	-	37	109	4,605	29
Other	2,177	5	-	-	5	2,183	-
Total	$810,194	$3,463	$167	$876	$4,506	$814,700	$401

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
September 30, 2021:
Residential mortgage	$197,062	$796	$241	$611	$1,648	$198,710	$-
Construction and Development:
Residential and commercial	61,492	-	-	-	-	61,492	-
Land	2,204	-	-	-	-	2,204	-
Commercial:
Commercial real estate	426,915	-	-	-	-	426,915	-
Farmland	10,297	-	-	-	-	10,297	-
Multi-family	66,332	-	-	-	-	66,332	-
Commercial and industrial	115,246	-	-	-	-	115,246	-
Other	10,954	-	-	-	-	10,954	-
Consumer:
Home equity lines of credit	13,394	97	-	-	97	13,491	-
Second mortgages	5,697	4	83	100	187	5,884	-
Other	2,296	3	-	-	3	2,299	-
Total	$911,889	$900	$324	$711	$1,935	$913,824	$-

Restructured loans deemed to be Troubled debt restructures (“TDRs”) are typically the result of an extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means, including covenant modifications, forbearance and other concessions. However, the Bank generally restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructuring.

The Company had 22 and 26 loans classified as TDRs at June 30, 2022 and September 30, 2021, respectively, with an aggregate outstanding balance of $6.2 million and $18.2 million, respectively. At June 30, 2022, these loans were also classified as impaired. The decrease is primarily related to two TDR commercial real estate loans totaling $11.4 million that were sold during the December 31, 2021 period, 19 of the TDR loans continue to perform under the restructured terms through June 30, 2022 and the Company continued to accrue interest on such loans through such date.

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

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $132,000 and $185,000 of residential real estate properties in the process of foreclosure at June 30, 2022 and September 30, 2021, respectively. The following table presents total TDRs as of June 30, 2022 and September 30, 2021:

	Total Troubled Debt Restructurings		Troubled Debt Restructured Loans That Have Defaulted on Modified Terms Within The Past 12 Months
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
June 30, 2022:
Residential mortgage	14	$2,660	-	$-
Commercial:
Commercial real estate	3	595	2	986
Farmland	1	2,221	-	-
Commercial and industrial	1	625	-	-
Consumer:
Second mortgages	3	65	-	-
Total	22	$6,166	2	$986
September 30, 2021:
Residential mortgage	16	$3,180	4	$640
Commercial:				-
Commercial real estate	5	12,180	-	-
Farmland	1	2,254	-	-
Commercial and industrial	1	549	-	-
Consumer:
Second mortgages	3	78	-	-
Total	26	$18,241	4	$640

The following table reports the performing status of all TDR loans as of June 30, 2022 and September 30, 2021. The performing status is determined by a loan’s compliance with the modified terms:

	June 30, 2022		September 30, 2021
	Performing	Non- Performing	Performing	Non- Performing
	(In thousands)
Residential mortgage	$2,248	$412	$2,540	$640
Commercial:
Commercial real estate	595	-	12,180	-
Farmland	2,221	-	2,254	-
Commercial and industrial	625	-	549	-
Consumer:
Second mortgages	65	-	78	-
Total	$5,754	$412	$17,601	$640

There were no new TDRs during the three months ended June 30, 2022 and 2021.

The following tables show the new TDRs for the nine months ended June 30, 2022 and 2021:

	For the Nine Months Ended June 30,
	2022			2021
	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modifications Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$482	$482	-	$-	$-
Commercial:
Commercial real estate	-	-	-	-	-	-
Farmland	-	-	-	1	2,287	2,287
Commercial and industrial	1	504	504	1	549	549
Total troubled debt restructurings	2	$986	$986	2	$2,836	$2,836

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, the “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At June 30, 2022, there were four such loan modifications totaling $42.1 million, all rated “special mention”. At September 30, 2021, the Company had eight COVID-19 modified loans totaling $61.2 million, all of which were rated “special mention”.

The following tables set forth the composition of these loans by loan segments as of June 30, 2022 and September 30, 2021:

	June 30 ,2022
	Number of Loans	Loan Modified Exposure	Gross Loans	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	-	$-	$176,499	0.00%

Construction and Development:
Residential and commercial	-	-	20,459	0.00%
Land loans	-	-	2,054	0.00%
Total Construction and Development	-	-	22,513	0.00%

Commercial:
Commercial real estate	4	42,093	407,783	5.17%
Farmland	-	-	15,348	0.00%
Multi-family	-	-	54,879	0.00%
Commercial and industrial	-	-	104,504	0.00%
Other	-	-	13,954	0.00%
Total Commercial	4	42,093	596,468	5.17%

Consumer:
Home equity lines of credit	-	-	12,432	0.00%
Second mortgages	-	-	4,605	0.00%
Other	-	-	2,183	0.00%
Total Consumer	-	-	19,220	0.00%
Total loans	4	$42,093	$814,700	5.17%

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%
Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%
Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%
Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

Note 7 - Regulatory Matters

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

As of June 30, 2022 and as of September 30, 2021, the Company’s and the Bank’s current capital levels exceeded the required capital amounts to be considered “well capitalized” and they also met the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2022 and September 30, 2021:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2022
Tier 1 Leverage (Core) Capital (to adjusted assets)	$146,928	13.77%	$42,680	4.00%
Common Equity Tier 1 Capital (to risk weighted assets)	146,928	16.87%	39,196	4.50%
Tier 1 Capital (to risk weighted assets)	146,928	16.87%	52,261	6.00%
Total Risk Based Capital (to risk weighted assets)	181,319	20.82%	69,681	8.00%
As of September 30, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$142,132	11.84%	$48,020	4.00%
Common Equity Tier 1 Capital (to risk weighted assets)	142,132	14.53%	44,024	4.50%
Tier 1 Capital (to risk weighted assets)	142,132	14.53%	58,699	6.00%
Total Risk Based Capital (to risk weighted assets)	178,620	18.26%	78,265	8.00%

(1) The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of June 30, 2022 and September 20, 2021.

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2022 and September 30, 2021:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2022
Tier 1 Leverage (Core) Capital (to adjusted assets)	$163,237	15.33%	$42,590	4.00%	$53,237	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	163,237	18.79%	39,091	4.50%	56,465	6.50%
Tier 1 Capital (to risk weighted assets)	163,237	18.79%	52,122	6.00%	69,496	8.00%
Total Risk Based Capital (to risk weighted assets)	172,628	19.87%	69,496	8.00%	86,870	10.00%
As of September 30, 2021
Tier 1 Leverage (Core) Capital (to adjusted assets)	$157,518	13.14%	$47,946	4.00%	$59,933	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	157,518	16.13%	43,934	4.50%	63,460	6.50%
Tier 1 Capital (to risk weighted assets)	157,518	16.13%	58,579	6.00%	78,105	8.00%
Total Risk Based Capital (to risk weighted assets)	169,072	17.32%	78,105	8.00%	97,632	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At June 30, 2022, such derivatives were used to hedge the variable cash flows associated with advances from the Federal Home Loan Bank of Pittsburgh.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $1.3 million to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The Company also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of June 30, 2022 and September 30, 2021:

`	June 30, 2022
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$60,000	$2,848	Other assets	$—	$—	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,334	$1,841	Other assets	$44,334	$1,842	Other liabilities

	September 30, 2021
	Asset derivatives			Liability derivatives
	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$40,000	$14	Other assets	$30,000	$47	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,748	$4,671	Other assets	$44,748	$4,673	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of June 30, 2022 and September 30, 2021:

Offsetting of Derivative Assets	(In thousands)
as of June 30, 2022
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$4,690	$-	$4,690	$278	$-	$4,412

Offsetting of Derivative Liabilities	(In thousands)
as of June 30, 2022
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$1,842	$-	$1,842	$278	$-	$1,564

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$4,685	$-	$4,685	$-	$-	$4,685

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2021
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	$4,720	$-	$4,720	$221	$8,257	$(3,758)

The tables below present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Amount of Gain Recognized in OCI on Derivative	Amount of Gain Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$658	$36
Total derivatives	658	36

	Three Months Ended June 30, 2021
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$(40)	$(231)
Total derivatives	(40)	(231)

	Nine Months Ended June 30, 2022
	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$2,800	$(75)
Total derivatives	2,800	(75)

	Nine Months Ended June 30, 2021
	Amount of Gain Recognized in OCI on Derivative	Amount of Loss Reclassified from OCI to Interest Expense
	(In thousands)
Interest rate swap agreements	$274	$(754)
Total derivatives	274	(754)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Consolidated Statements of Income	Amount of Gain Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$1
Total		$1

	Three Months Ended June 30, 2021
	Consolidated Statements of Income	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$(1)
Total		$(1)

	Nine Months Ended June 30, 2022
	Consolidated Statements of Income	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$3
Total		$3

	Nine Months Ended June 30, 2021
	Consolidated Statements of Income	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$(2)
Total		$(2)

The Company has agreements with each of its derivative counterparties that contain a provision providing that if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative agreements.

At June 30, 2022 and September 30, 2021, the fair value of derivatives was in a net asset and liability position, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at June 30, 2022 and September 30, 2021. At June 30, 2022 the Company had no collateral posting requirement at September 30, 2021, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of zero and $8.3 million, respectively, against its obligations under these agreements.  If the Company had breached any of these provisions of its contracts, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 9 - Fair Value Measurements

The Company follows FASB ASC Topic 820 Fair Value Measurement to record fair value adjustments to certain assets and to determine fair value disclosures for the Company’s financial instruments. Investment and mortgage-backed securities available for sale and equity securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances affects the valuation method chosen. There were no changes in valuation techniques or transfers between levels at June 30, 2022 or September 30, 2021.

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	3,930	$-	$3,930	$-
State and municipal obligations	10,425	-	10,425	-
Single issuer trust preferred security	919	-	919	-
Corporate debt securities	34,074	-	34,074	-
Mortgage backed securities	2,267	-	2,267	-
U.S. treasury note	1,465	-	1,465	-
Total investment Securities available -for-sale	53,079	-	53,079	-
Equity Securities:
Mutual Funds	1,412	912	-	500
Total equity investment securities	1,412	912	-	500
Total investment securities available for sale	$54,491	$912	$53,079	$500
Assets:
Derivative instruments	$4,690	$-	$4,690	$-
Liabilities:
Derivative instruments	$1,842	$-	$1,842	$-

	September 30, 2021
	Total	Level 1	Level 2	Level 3
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

The following tables present additional information about the equity securities measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended June 30, 2022 and June 30, 2021

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2021	$500
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, June 30, 2022	$500

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2020	$500
Payments received	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance, June 30, 2021	$500

All of the Company’s available for sale investment securities and derivative instruments are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.  From time to time, the Company validates prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2022 and September 30, 2021:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,763	$-	$-	$4,763
Impaired loans(1)	14,368	-	-	14,368
Total	$19,131	$-	$-	$19,131

	June 30, 2022
	Fair Value at June 30, 2022	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$4,763	Appraisal of Collateral(2)	Collateral discount(3)	4%/(4%)
Impaired loans(1)	14,368	Appraisal of Collateral(2)	Collateral discount(3)	6%/(12%)
Total	$19,131

(1)	Consisted of three loans with an aggregate balance of $14.2 million and with $73,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,961	$-	$-	$4,961
Impaired loans(1)	33,876	18,900	-	14,976
Total	$38,837	$18,900	$-	$19,937

	September 30, 2021
	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range/(Weighted Average)
	(Dollars in thousands)
Other real estate owned	$4,961	Appraisal of Collateral(2)	Collateral discount(3)	6.4%/(6.4%)
Impaired loans(1)	33,876	Appraisal of Collateral(2)	Collateral discount(3)	(4.0%)-(12.0%)/(8%)
Total	$38,837

(1)	Consisted of eight loans with an aggregate balance of $35.4 million and with $1.5 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At June 30, 2022 and September 30, 2021, the Company did not have any additions to our mortgage servicing assets.  At June 30, 2022 and September 30, 2021, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2022 and September 30, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2022 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment securities available for sale and mutual funds are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that the Company has engaged for this purpose. When available, the Company, or its independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

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

Restricted Stock—Although restricted stock are equity interests in the Federal Reserve Bank, FHLB and ACBB, they are carried at cost because they do not have a readily determinable fair value as it’s ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2022 and September 30, 2021 are presented below:

	June 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$39,759	$39,759	$39,759	$-	$-
Investment securities available-for-sale	53,080	53,080	-	53,080	-
Investment securities held-to-maturity	52,350	46,670	-	46,670	-
Equity investment securities	1,412	1,412	945	-	500
Loans held for sale	13,863	13,863	-	-	13,863
Loans receivable, net (including impaired loans)	805,957	782,682	-	-	782,682
Accrued interest receivable	3,671	3,671	-	3,671	-
Restricted stock	6,027	6,027	-	6,027	-
Mortgage servicing rights (included in Other Assets)	91	111	-	111	-
Derivatives (included in Other Assets)	4,690	4,690	-	4,690	-
Financial liabilities:
Savings accounts	54,183	54,183	-	54,183	-
Checking and NOW accounts	327,263	327,263	-	327,263	-
Money market accounts	301,165	301,165	-	301,165	-
Certificates of deposit	109,082	108,359	-	108,359	-
Borrowings (excluding sub debt)	60,000	59,955	-	59,955	-
Subordinated debt	25,000	25,988	-	25,027	-
Derivatives (included in Other Liabilities)	1,842	1,842	-	1,842	-
Accrued interest payable	350	350	-	350	-

	September 30, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$136,590	$136,590	$136,590	$-	$-
Investment securities available-for-sale	40,813	40,813	-	40,813	-
Investment securities held-to-maturity	28,507	28,913	-	28,913	-
Equity investment securities	1,500	1,500	1,000	-	500
Loans receivable, net (including impaired loans)	902,981	900,357	-	-	900,357
Loans held for sale	33,199	33,199	19,583		13,616
Accrued interest receivable	3,512	3,512	-	3,512	-
Restricted stock	7,776	7,776	-	7,776	-
Mortgage servicing rights (included in Other Assets)	83	83	-	83	-
Derivatives (included in Other Assets)	4,685	4,685	-	4,685	-
Financial liabilities:
Savings accounts	50,582	50,582	-	50,582	-
Checking and NOW accounts	390,494	390,494	-	390,494	-
Money market accounts	385,480	385,480	-	385,480	-
Certificates of deposit	111,603	113,323	-	113,323	-
Borrowings (excluding sub debt)	90,000	90,215	-	90,215	-
Subordinated debt	24,934	25,027	-	25,027	-
Derivatives (included in Other Liabilities)	4,720	4,720	-	4,720	-
Accrued interest payable	572	572	-	572	-

Note 10 – Comprehensive (Loss) Income

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(2,258)	$671	$(4,995)	$1,135

Reclassification adjustment for net gains arising during the period (1)	-	(165)	-	(779)

Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	2	1	6	3

Adjustment for loss recorded on replacement of derivative	-	(3)	-	(7)

Fair value adjustments on derivatives	623	194	2,875	1,034

Other comprehensive (loss) income before taxes	(1,633)	698	(2,114)	1,386
Tax effect	342	(148)	440	(292)
Total other comprehensive (loss) income	$(1,291)	$550	$(1,674)	$1,094

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Income in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Income.

Note 11 – Equity Based Compensation

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of June 30, 2022, there were 279,440 remaining shares available for future grants.

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

The Company awarded 6,000 stock options during the nine months ended June 30, 2022. For the nine months ended June 30, 2022, 2,000 stock options were forfeited and expired.   Total compensation expense related to stock options granted under the 2014 Plan was approximately $8,000 and $26,000 for the three and nine months ended June 30, 2022 and $7,000 and $23,000 for the three and nine months ended June 30, 2021.

The Company awarded 13,848 shares of restricted stock during the nine months ended June 30, 2022 and 12,363 shares of restricted stock during the nine months ended June 30, 2021. Of the 13,848 shares issued during the nine months ended June 30, 2022, 4,517 were fully vested and issued at a cost of $68,000.   There were 2,336 shares of restricted stock forfeited during the nine months ended June 30, 2022 and there were no shares forfeited during nine months ended June 30, 2021.   The compensation expense related to restricted stock awards was approximately $43,000 and $154,000 for the three and nine months ended June 30, 2022, and $43,000 and $129,000 for the three and three and nine months ended June 30, 2021.

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

Stock Options

The assumptions used in determining the fair value of stock option grants for the nine months ended June 30, 2022 are as follows:

Weighted Average Fair Value of Awards	$5.93
Risk Free Rate	3.03%
Dividend Yield	-%
Volatility	30.04%
Expected Life	6.5 years

The assumptions used in determining the fair value of stock option grants for the nine months ended June 30, 2021 are as follows:

Weighted Average Fair Value of Awards	$6.06
Risk Free Rate	1.25%
Dividend Yield	-%
Volatility	29.72%
Expected Life	6.5 years

The following is a summary of stock option activity for the nine months ended June 30, 2022

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	32,830	$20.96	6.875	$1,940
Granted	6,000	$16.05	9.843	$-
Exercised	-	$-	-	$-
Forfeited/cancelled/expired	2,000	$19.49	-	$-
Outstanding, at June 30, 2022	36,830	$20.24	7.080	$220
Exercisable, at June 30, 2022	18,880	$21.50	5.816	$100
Nonvested, at June 30, 2022	17,950	$18.90	8.410	$120

The following is a summary of stock option activity for the nine months ended June 30, 2021

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	25,830	$21.57		$-
Granted	7,000	$18.69		$-
Exercised	-	$-		$-
Forfeited/cancelled/expired	-	$-		$-
Outstanding, at June 30, 2021	32,830	$20.96	6.445	$4,860
Exercisable, at June 30, 2021	13,310	$21.53	8.461	$4,860
Nonvested, at June 30, 2021	19,520	$20.56

As of June 30, 2022, there was 93,000 of total unrecognized compensation cost related to unvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.56 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s stock awards outstanding during the nine months ended June 30, 2022 and 2021:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	31,486	$21.10
Granted	13,848	$15.84
Vested	(14,745)	$21.77
Forfeited/cancelled/expired	(2,336)	$19.98
Outstanding, at June 30, 2022	28,253	$18.26

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	30,653	$21.98
Granted	12,363	$18.69
Vested	(11,851)	$20.87
Forfeited/cancelled/expired	-	$-
Outstanding, at June 30, 2021	31,165	$21.09

As of June 30, 2022, there was $460,000 of total unrecognized compensation cost related to unvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.31 years.

Note 12 – Deposits

Deposits classified by type with percentages to total deposits at June 30, 2022 and September 30, 2021 consisted of the following:

	June 30,		September 30,
	2022		2021
	(Dollars in thousands)
Balances by types of deposit:
Savings	$54,184	6.84%	$50,582	5.39%
Money market accounts	301,165	38.04	385,480	41.09
Interest-bearing demand	270,532	34.17	336,645	35.88
Non-interest-bearing demand	56,731	7.17	53,849	5.74
	682,612	86.22	826,556	88.10
Certificates of deposit	109,082	13.78	111,603	11.90
Total Deposits	$791,694	100.00%	$938,159	100.00%

The total amount of certificates of deposit greater than or equal to $250,000 at June 30, 2022 and September 30, 2021 was $17.1 million and $16.9 million, respectively.  The Company had brokered deposits totaling $9.1 million and $6.1 million at June 30, 2022 and September 30, 2021, respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended June 30		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Savings accounts	$11	$13	$37	$47
Money market accounts	206	586	703	2,053
Interest-bearing demand	315	431	839	1,457
Certificates of deposit	280	416	1,106	1,951
Total	$812	$1,446	$2,685	$5,508

As of June 30, 2022, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending June 30,
2023	$56,284
2024	34,625
2025	7,554
2026	6,590
2027	2,844
Thereafter	1,186
Total	$109,082

As of June 30, 2022, the scheduled maturities of certificates of deposits in amounts greater than $100,000 are as follows:

Scheduled Maturities
(In thousands)
Three months or less	$8,748
Over three through six months	9,075
Over six through twelve months	13,405
Over twelve months	29,709
Total	$60,937

Note 13 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125% fixed-to-floating rate subordinated notes (the “Notes”).  From February 7, 2017 to February 15, 2022, the Notes had a fixed rate of 6.125%.  During the period ended March 31, 2022, the rate on the Notes converted from fixed to a variable interest rate. The rate at June 30, 2022 was 5.10%. All costs related to 2017 issuance have been amortized. As of June 30, 2022, the Notes bear interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 414.5 basis points.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2022 and September 30, 2021. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any undersupply or oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, including residential and commercial; changes in the value of real estate held for sale; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters; possible other-than-temporary impairment of securities held by the Company; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers and banks; unanticipated or prolonged litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, that delay the occurrence or non-occurence of events or results in elevated expenses or unexpected outcomes; changes in the interest rate environment may reduce interest margins or the fair value of financial instruments, or increase the cost of our subordinated debt securities; unexpected loss of key personnel and future to attract and retain talent; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; general economic conditions and real estate valuations may be less favorable than expected; political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; legislative or regulatory changes or actions may adversely affect the businesses in which the Company is engaged; changes and trends in the securities markets may adversely impact the Company; difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; the outcome of any regulatory or legal investigations and proceedings; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2021 Annual Report filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

Further, given its ongoing and dynamic nature, it is difficult to predict the full and continuing impact of the ongoingCOVID-19 outbreak, including the outbreak of its variants, on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus and its variants can be controlled and the effects on general economic conditions. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we are subject to the following risks, any of which could continue to have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to continue to substantially stay reopen; there are high levels of unemployment for an extended periods of time; inflation continues to expand; there are continued disruptions in global and domestic supply chains, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; due to fluctuation in interest rates, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income; cyber security risks are increased as the result of an increase in the number of employees working remotely.

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

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized such sources based on available capacity, term flexibility, and cost. As of June 30, 2022, the Company had adequate sources of liquidity.

Capital Strength

The Bank’s capital ratios continued to exceed the highest required regulatory benchmark levels. As of June 30, 2022, common equity Tier 1 capital ratio was 16.87 percent, Tier 1 leverage ratio was 15.33 percent, Tier 1 risk-based capital ratio was 18.79 percent and the total risk-based capital ratio was 19.87 percent.

Deferral and Modification Requests

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As of June 30, 2022, the Company had four COVID-19 modified loans totaling $42.1 million, representing 5.17 percent of loans outstanding as of such date. The COVID-19 loan modifications do not classify as TDRs as they fall under Section 4013 of the CARES Act, as amended, and further details regarding these modifications are provided in the table below. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

	June 30 ,2022
	Number of Loans	Loan Modified Exposure	Gross Loans	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	-	$-	$176,499	0.00%

Construction and Development:
Residential and commercial	-	-	20,459	0.00%
Land loans	-	-	2,054	0.00%
Total Construction and Development	-	-	22,513	0.00%

Commercial:
Commercial real estate	4	42,093	407,783	5.17%
Farmland	-	-	15,348	0.00%
Multi-family	-	-	54,879	0.00%
Commercial and industrial	-	-	104,504	0.00%
Other	-	-	13,954	0.00%
Total Commercial	4	42,093	596,468	5.17%

Consumer:
Home equity lines of credit	-	-	12,432	0.00%
Second mortgages	-	-	4,605	0.00%
Other	-	-	2,183	0.00%
Total Consumer	-	-	19,220	0.00%
Total loans	4	$42,093	$814,700	5.17%

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%
Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%
Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%
Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

Certain industries included within commercial real estate loans are widely expected to be particularly impacted by social distancing, quarantines, and the economic impact   of the COVID-19 pandemic, including the following:

	June 30, 2022			September 30, 2021
	Number of Loans	Loan Modified Exposure	Percentage of Gross Loans on Modified	Number of Loans	Loan Modified Exposure	Percentage of Gross Loans on Modified
		(Dollars in thousands)			(Dollars in thousands)
Industries:
Hotel	4	$42,093	5.17%	6	$60,567	6.63%
Retail	-	-	0.00%	-	-	0.00%
Office/Medical Office	-	-	0.00%	-	-	0.00%
Fitness Centers	-	-	0.00%	-	-	0.00%
Restaurants and food service	-	-	0.00%	-	-	0.00%
Other	-	-	0.00%	-	-	0.00%
Total Outstanding Exposure	4	$42,093	5.17%	6	$60,567	6.63%

Results of Operations

Net income available to common shareholders for the three months ended June 30, 2022 amounted to $1.8 million, or $0.24 per fully diluted common share, an increase of $233,000, or 14.6%, as compared with net income of $1.6 million, or $0.21 per common share, for the three months ended June 30, 2021. This increase in net income and diluted earnings per share was primarily due to a decrease in total interest expense for the quarter ended June 30, 2022, in which total interest expense decreased $1.0 million or 44.8%, to $1.3 million when compared to the quarter ended June 30, 2021. The decrease was primarily due to interest rate related factors, as the average rate on interest-bearing liabilities in the current quarter fell 33 basis points to 0.59% compared to 0.92% for the quarter ended June 30, 2021. The annualized return on average assets was 0.69% for the three months ended June 30, 2022, compared to annualized return on average assets of 0.53% for three months ended June 30, 2021. The annualized return on average shareholders’ equity was 5.06% for the three month period ended June 30, 2022, compared to 4.35% in annualized return on average shareholders’ equity for the three months ended June 30, 2021.

Net income available to common shareholders for the nine months ended June 30, 2022, amounted to $4.4 million, or $0.58 per fully diluted common share, a decrease of $1.7 million or 28.3%, as compared with net income of $6.1 million or $0.81 per fully diluted common share, for the nine months ended June 30, 2021. This decrease in net income and diluted earnings per share was primarily due to an increase in other operating expenses. The increase in other operating expenses resulted from a $1.7 million valuation allowance recorded on loans held for sale reported during the second fiscal quarter ended March 31, 2022.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

Net Interest Income

The following table presents the components of net interest income for the periods indicated:

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2022	2021	Increase (Decrease)	Percent Change	2022	2021	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$7,653	$8,895	$(1,242)	(13.96)%	$23,509	$28,040	$(4,531)	(16.16)%
Investment securities	729	408	321	78.68	1,805	1,123	682	60.73
Interest-bearing cash accounts	95	6	89	1,483.33	124	21	103	490.48
Dividends, restricted stock	80	110	(30)	(27.27)	246	370	(124)	(33.51)
Total interest income	8,557	9,419	(862)	(9.15)	25,684	29,554	(3,870)	(13.09)
Interest expense:
Deposits	812	1,446	(634)	(43.85)	2,685	5,508	(2,823)	(51.25)
Short-term borrowings	-	-	-	-	-	48	(48)	(100.00)
Long-term borrowings	158	461	(303)	(65.73)	578	1,614	(1,036)	(64.19)
Subordinated debt	294	383	(89)	(23.24)	1,016	1,149	(133)	(11.58)
Total interest expense	1,264	2,290	(1,026)	(44.80)	4,279	8,319	(4,040)	(48.56)
Net interest income	$7,293	$7,129	$164	2.30%	$21,405	$21,235	$170	0.80%

Net interest income was $7.3 million for the quarter ended June 30, 2022, an increase of $164,000, or 2.3 percent, from $7.1 million for the quarter ended June 30, 2021. The increase was driven by a decrease in total interest expense of $1.0 million, partially offset by decreased total interest and dividend income of $862,000, primarily related to the payoff of higher yielding loans. The average yield on interest-earning assets declined 9 basis points for the quarter ended June 30, 2022, to 3.48%, when compared to the same period in 2021 primarily due to the decrease in average loan balances. The average rate on interest-bearing liabilities fell 33 basis points to 0.59% compared to the quarter ended June 30, 2021, due to decreases in market rates of interest. Net interest margin increased to 2.97% for the quarter ended June 30, 2022, from 2.70% for the same period in 2021. The margin improvement in the current period, in large part reflected the reduction in interest expense as the cost of borrowings decreased by 58 basis points and interest-bearing deposits decreased by 25 basis points compared to the quarter ended June 30, 2021.

Net interest income was $21.4 million for the nine months ended June 30, 2022, an increase of $170,000, or 0.8% from $21.2 million for the nine months ended June 30, 2021. Consistent with the quarter, the increase was primarily driven by the 42 basis point decrease in cost of interest-bearing deposits compared to the nine months ended June 30, 2021. The cost of borrowings decreased by 18 basis points compared to the nine months ended June 30, 2021. The cost of interest-bearing liabilities decreased by 47 basis points compared to the nine months ended June 30, 2021.

Interest Income

For the quarters ended June 30, 2022, and June 30, 2021, total interest income was $8.6 million and $9.4 million, respectively. Total interest income decreased for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, primarily due to the decrease in average loan balances of $146.5 million. The average yield on interest-earning assets declined 9 basis points for the quarter ended June 30, 2022, to 3.48%, when compared to the same period in 2021 primarily due to the payoff of higher yielding loan balances.

For the nine months ended June 30, 2022, total interest income was $25.7 million, a decrease of $3.9 million or 13.1 percent, from $29.6 for the nine months ended June 30, 2021.  The average balance of our total loans decreased $133.1 million, or 13.3 percent, for the nine months ended June 30, 2022, as compared to the same period in fiscal year 2021, while the average yield on loans decreased by 12 basis points for the nine months ended June 30, 2022, compared with the same period in fiscal year 2021. The decrease in average total loan volume was primarily due to increased paydowns and payoff activity. During the nine months ended June 30, 2022, compared to the same period in fiscal year 2021, the volume-related factors during the period contributed to a decrease in interest income on loans of $3.1 million, while the rate-related factors decreased interest income on loans by $808,000.

Interest Expense

For the quarter ended June 30, 2022, interest expense decreased by $1.0 million, or 44.8%, to $1.3 million, compared to $2.3 million for the quarter ended 2021. The decrease in interest expense is primarily attributable to interest rate related factors, as the average rate on interest-bearing liabilities in the current quarter fell 33 basis points to 0.59% compared to 0.92% for the quarter ended June 30, 2021.

Interest expense decreased by $4.0 million, or 48.6%, to $4.3 million for the nine months ended June 30, 2022, compared to $8.3 million for the nine months ended June 30, 2021. The decrease in interest expense on deposits is primarily attributable to rate related factors. The annualized average rate on total interest-bearing liabilities decreased to 0.63% for the nine months ended June 30, 2022, from 1.10% for the nine months ended June 30, 2021. This decrease primarily reflects a decrease in the average rate of interest-bearing deposits of 0.42% and a decrease in the average rate of borrowings of 0.18%. The decrease in the average rate of interest-bearing deposits consisted of a 0.50% decrease in the average rate of certificates of deposit, a 0.55% decrease in the average rate of money market accounts and a 0.17% decrease in average rate of other interest-bearing deposit accounts.

Variance in Net Interest Income

The following table quantifies the impact on net interest income resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated to change in rate of each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022 and 2021			2022 and 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$(1,348)	$106	$(1,242)	$(3,742)	$(789)	$(4,531)
Investment securities	280	41	321	763	(81)	682
Interest-bearing cash accounts	11	78	89	20	83	103
Dividends, restricted stock	(28)	(2)	(30)	(103)	(21)	(124)
Total interest-earning assets	$(1,085)	$223	$(862)	$(3,062)	$(808)	$(3,870)
Interest Bearing Liabilities:
Money Market deposits	$(82)	$(298)	$(380)	$42	$(1,392)	$(1,350)
Savings deposits	1	(3)	(2)	6	(16)	(10)
Certificates of deposits	(45)	(91)	(136)	(688)	(425)	(1,113)
Other interest-bearing deposits	(53)	(63)	(116)	47	(397)	(350)
Total interest-bearing deposits	(179)	(455)	$(634)	(593)	(2,230)	$(2,823)
Borrowings and Subordinated debt	(267)	(125)	(392)	(1,097)	(120)	(1,217)
Total interest-bearing liabilities	$(446)	$(580)	$(1,026)	$(1,690)	$(2,350)	$(4,040)
Change in net interest income	$(639)	$803	$164	$(1,372)	$1,542	$170

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

	Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$821,141	$7,653	3.73%	$967,615	$8,895	3.68%
Investment securities	107,472	729	2.71%	63,693	408	2.56%
Interest-bearing cash accounts	48,161	95	0.79%	16,914	6	0.14%
Dividends, restricted stock	6,068	80	5.27%	8,118	110	5.42%
Total interest-earning assets(1)	982,842	8,557	3.48%	1,056,340	9,419	3.57%
Non-interest-earning assets:
Cash and due from banks	36,316			105,792
Bank-owned life insurance	25,953			25,793
Other assets	26,317			26,925
Other real estate owned	4,894			5,778
Allowance for loan losses	(9,312)			(12,603)
Total non-interest-earning assets	84,168			151,685
Total assets	$1,067,010			$1,208,025
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$315,738	206	0.26%	$367,290	586	0.64%
Savings deposits	54,261	11	0.08%	49,487	13	0.11%
Certificates of deposits	112,454	280	1.00%	126,240	416	1.32%
Other interest-bearing deposits	285,391	315	0.44%	325,082	431	0.53%
Total interest-bearing deposits	767,844	812	0.42%	868,099	1,446	0.67%
Borrowings	85,000	452	2.13%	124,382	844	2.71%
Total interest-bearing liabilities	852,844	1,264	0.59%	992,481	2,290	0.92%
Non-interest-bearing liabilities:
Demand deposits	57,479			52,799
Other liabilities	11,657			15,399
Total non-interest bearing liabilities	69,136			68,198
Shareholders' equity	145,030			147,346
Total liabilities and shareholders' equity	$1,067,010			$1,208,025
Net interest spread			2.89%			2.65%
Net interest margin			2.97%			2.70%
Net interest income		$7,293			$7,129

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

	Nine Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$864,096	$23,509	3.63%	$997,156	$28,040	3.75%
Investment securities	91,385	1,805	2.63%	54,379	1,123	2.75%
Interest-bearing cash accounts	39,116	124	0.42%	20,037	21	0.14%
Dividends, restricted stock	6,345	246	5.17%	8,791	370	5.61%
Total interest-earning assets(1)	1,000,942	25,684	3.42%	1,080,363	29,554	3.65%

Non-interest-earning assets:
Cash and due from banks	78,038			90,740
Bank-owned life insurance	26,119			25,630
Other assets	25,949			29,069
Other real estate owned	4,939			5,790
Allowance for loan losses	(11,342)			(12,698)
Total non-interest-earning assets	123,703			138,531
Total assets	$1,124,645			$1,218,894

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$341,689	703	0.27%	$334,779	2,053	0.82%
Savings deposits	54,045	37	0.09%	47,657	47	0.13%
Certificates of deposits	113,395	838	0.99%	174,998	1,951	1.49%
Other interest-bearing deposits	315,346	1,107	0.47%	305,491	1,457	0.64%
Total interest-bearing deposits	824,475	2,685	0.43%	862,925	5,508	0.85%
Borrowings	87,329	1,594	2.43%	143,368	2,811	2.61%
Total interest-bearing liabilities	911,804	4,279	0.63%	1,006,293	8,319	1.10%

Non-interest-bearing liabilities:
Demand deposits	55,442			50,418
Other liabilities	12,427			17,283
Total non-interest liabilities	67,869			67,701
Shareholders' equity	144,972			144,900
Total liabilities and shareholders' equity	$1,124,645			$1,218,894

Net interest spread			2.79%			2.55%
Net interest margin			2.85%			2.62%
Net interest income		$21,405			$21,235

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended June 30,				Nine Months Ended June 30,
			Increase	Percent			Increase	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$248	$344	$(96)	(27.91)%	$921	$1,010	$(89)	(8.81)%
Rental income-other	48	55	(7)	(12.73)	148	163	(15)	(9.20)
Net gains on sale and call of investments	-	165	(165)	(100.00)	-	779	(779)	(100.00)
Net gains on sale of loans	15	65	(50)	(76.92)	78	743	(665)	(89.50)
Earnings on bank-owned life insurance	171	164	7	4.27	623	489	134	27.40
Total other income	$482	$793	$(311)	(39.22)%	$1,770	$3,184	$(1,414)	(44.41)%

For the three months ended June 30, 2022, total other income amounted to $482,000, a decrease of $311,000, or 39.2%, compared to the three months ended June 30, 2021.  The decrease in total other income was primarily due to a decrease of $261,000 in net gains on sale and calls of investments and service charges and other fees during the quarter ended June 30, 2022.

Similar to the quarter ended June 30, 222, other income for the nine months ended June 30, 2022, decreased $1.4 million, or 44.4% to $1.8 million compared to the same period in 2021. This decrease was primarily the result of a $1.4 million decrease in net gains on sale of investments and loans.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended June 30,				Nine Months Ended June 30,
			Increase	Percent			Increase	Percent
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,350	$2,259	$91	4.03%	$6,992	$6,806	$186	2.73%
Occupancy expense	542	546	(4)	(0.73)	1,603	1,656	(53)	(3.20)
Federal deposit insurance premium	68	77	(9)	(11.69)	215	236	(21)	(8.90)
Advertising	33	12	21	175.00	97	76	21	27.63
Data processing	305	301	4	1.33	984	935	49	5.24
Professional fees	1,053	841	212	25.21	2,976	2,388	588	24.62
Other real estate owned expense, net	244	835	(591)	(70.78)	249	866	(617)	(71.25)
Pennsylvania shares tax	127	170	(43)	(25.29)	466	509	(43)	(8.45)
Other operating expenses	717	791	(74)	(9.36)	3,930	2,395	1,535	64.09
Total other expense	$5,439	$5,832	$(393)	(6.74)%	$17,512	$15,867	$1,645	10.37%

For the three months ended June 30, 2022, total other expense decreased $393,000, or 6.7 percent, to $5.4 million when compared to the quarter ended June 30, 2021. The decrease was primarily due to a decrease of $591,000 in OREO expense, partially offset by an increase of $212,000 in professional fees. The increase in professional fees was primarily due to legal fees associated with loan workouts and disclosure and other matters concerning nonperforming loans. Also, during the quarter ended June 30, 2022, the Company reduced the carrying value of the OREO property by $198,000 based on a negotiated sales price. A purchase agreement for the OREO property has been executed and the parties are currently in a due diligence period, and we expect to close on the transaction during the fourth fiscal quarter.

For the nine months ended June 30, 2022, total other expense increased $1.6 million, or 10.4%, when compared to the nine months ended June 30, 2021. The increase was primarily due to an increased valuation allowance of $395,000 and $1.3 million in real estate tax expense recorded during the nine months ended June 30, 2022, on loans held for sale.

Income Taxes

The Company recorded income tax expense of $502,000 during the quarter ended June 30, 2022, compared to $489,000 for the quarter ended June 30, 2021. The effective tax rates for the Company for the quarters ended June 30, 2022, and June 30, 2021, were 21.5% and 23.4%, respectively.

For the nine months ended June 30, 2022 income tax expense decreased by $614,000, or 32.2% to $1.3 million from $1.9 million for the nine months ended June 30, 2021. The effective tax rates for the Company for the nine months ended June 30, 2022, and 2021 were 22.8% and 23.8%, respectively.

Investment Portfolio

For the three months ended June 30, 2022, the average volume of investment securities increased by $43.8 million to $107.5 million, or 10.9% of average earning assets, from $63.7 million, or 6.0% of average earning assets, for the three months ended June 30, 2021. During the nine months ended June 30, 2022, the average volume of investment securities increased $37.0 million to $91.4 million, or 9.1% of average earnings assets, from $54.4 million, or 5.0% of average earning assets, for the nine months ended June 30, 2021.  At June 30, 2022, the total investment portfolio amounted to $106.8 million, an increase of $36.0 million or 50.9% from September 30, 2021. This increase in the investment portfolio was primarily due to purchases of $45.3 million of investment securities, partially offset by payments, maturities, and calls of $4.0 million of investment securities. At June 30, 2022, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivisions, U.S. treasury note, corporate bonds and notes, a trust preferred security, and taxable mutual funds.

During the three month period ended June 30, 2022, rate-related factors increased investment revenue by $41,000, while volume-related factors increased investment revenue by $280,000 from the three month period ended June 30, 2021. The yield on investments increased by 15 basis points to 2.71% for the three month period ended June 30, 2022, as compared to 2.56% for the three month period ended June 30, 2021.

During the nine month period ended June 30, 2022, volume-related factors increased investment revenue by $763,000 and rate-related factors decreased investment revenue by $81,000 from the nine month period ended June 30, 2021. The yield on investments decreased by 12 basis points to 2.63% for the nine month period ended June 30, 2022, as compared to 2.75% for the nine month period ended June 30, 2021.

Loan Portfolio

The Company’s loan portfolio consists of residential, construction and development, commercial, and consumer loans, serving the diverse customer base in its market area. The composition of the Company’s portfolio continues to change due to local competition. Factors such as the economic climate, interest rates, real estate values and employment all contribute to changes in the composition of the Company’s portfolio. Any growth of the loan portfolio is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets, and entry into new markets.

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

Total gross loans amounted to $814.7 million at June 30, 2022 and $913.8 million at September 30, 2021. The $99.1 million or 10.8% decrease in the gross loan portfolio at June 30, 2022 compared to September 30, 2021, for the period was driven by higher loan payoffs and paydowns during the period primarily in the commercial loan category. Commercial loans declined to $596.5 million at June 30, 2022 from $629.7 million at September 30, 2021 or a 5.3% decline as compared to September 30, 2021. Residential loans were $176.5 million and $198.7 million at June 30, 2022 and September 30, 2021, respectively.

Loans held-for-sale amounted to $13.9 million at June 30, 2022, compared to $33.2 million at September 30, 2021.  The decline was primarily related to the sale in the December 31, 2021, quarter of three commercial loans totaling $18.9 million combined with a valuation allowance of $395,000 and $1.3 million in real estate tax expense recorded during the nine months ended June 30, 2022, on loans held for sale.

At June 30, 2022, the Company had $130.9 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit and home equity lines of credit.

Average loan balances decreased $146.5 million, or 15.1% for the three months ended June 30, 2022, as compared to the same period in fiscal 2021, while the average yield on loans increased by 5 basis points for the three months ended June 30, 2022, compared with the same period in fiscal 2021. The decrease in average total loan volume was primarily due to increased paydowns and payoff activity.  During th third quarter of fiscal year 2022 compared to the same period in fiscal year 2021, the volume-related factors contributed to the decrease of income on loans of $1.3 million, while the rate-related factors increased interest income on loans by $106,000.

The average balance of our total loans decreased $133.1 million, or 13.3% for the nine months ended June 30, 2022, as compared to the same period in fiscal year 2021, while the average yield on loans decreased by 12 basis points for the nine months ended June 30, 2022, compared with the same period in fiscal year 2021. The decrease in average total loan volume was primarily due to increased paydowns and payoff activity. During the nine months ended June 30, 2022, compared to the same period in fiscal year 2021, the volume-related factors during the period contributed to a decrease of interest income on loans of $3.7 million, while the rate-related factors decreased interest income on loans by $789,000.

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

Although management uses the best information reasonably available to management, the level of the ALLL remains an estimate, which is subject to significant judgment and short-term change. Our regulators, as an integral part of their examination process, periodically review the Company’s ALLL. Our regulators may require the Company to increase the ALLL based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the State of Pennsylvania. Future adjustments to the ALLL may be necessary due to economic factors impacting New Jersey and Pennsylvania real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

The allowance for loan losses at June 30, 2022 amounted to $9.3 million, or 1.14% of total gross loans excluding loans held for sale, compared to $11.5 million, or 1.26% of total gross loans, at September 30, 2021. The Company did not record a provision for loan losses for the quarter ended June 30, 2022, compared to $10.6 million provision for loan losses for the quarter ended September 30, 2021.  The decline reflected a $2.2 million charge off for the nine months ended June 30, 2022 period and the overall decline in total loans at June 30, 2022 of $99.1 million compared to September 30, 2021.

The net charge-offs were ($8,000) and $2.2 million for the three and nine months ended June 30, 2022, respectively. Net charge-off were $1.0 million and $1.4 million for the three and nine months ended June 30, 2021, respectively.

We will continue to experience periodic charge-offs in the future as exit strategies are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. The level of the ALLL for the respective periods of fiscal year 2022 and fiscal year 2021 reflects the credit quality within the loan portfolio, the loan volume recorded or lost during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at June 30, 2022 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Nine Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Average loans outstanding	$864,096	$997,156
Total gross loans at end of period	$814,700	$951,650
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$11,472	$12,433

Charge-offs:
Commercial:
Commercial real estate	-	1,128
Commercial and industrial	2,194	379
Consumer:
Second mortgages	106	-
Other	-	1
Total charge-offs	2,300	1,508
Recoveries:
Residential Mortgage	4	1
Commercial:
Commercial real estate	77	1
Commercial and industrial	1	2
Consumer:
Home equity lines of credit	1	16
Second mortgages	54	103
Second mortgages	-	2
Total recoveries	137	125
Net charge-offs	2,163	1,383
Provision for loan losses	-	550
Balance at end of period	$9,309	$11,600
Ratios:
Ratio of allowance for loan losses to non-performing loans	630.69%	48.82%
Ratio of net charge-offs to average loans outstanding (1)	0.30%	0.18%
Ratio of net charge-offs to total allowance for loan losses	23.24%	11.92%
(1)	Annualized

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of 90 days. When a loan is placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan only may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and a satisfactory period of ongoing repayments exist. Accruing loans past due 90 days or more are generally well-secured and in the process of collection.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	June 30, 2022	September 30, 2021
	(In thousands)
Non-accruing loans:
Non-accrual loans	$1,075	$3,697
Accruing loans more than 90 days past due	401	-
Total non-performing loans	1,476	3,697
OREO	4,763	4,961
Total non-performing assets	$6,239	$8,658
TDR loans - performing	$5,753	$17,601

Non-accrual loans totaled $1.1 million at June 30, 2022 and $3.7 million at September 30, 2021. OREO was $4.8 million at June 30, 2022, a decline of $198,000 or 4.0 percent from $5.0 million and September 30, 2021. The decrease in non-accrual loans was primarily due a partial charge off of $2.2 million related to one non-accrual commercial and industrial loan during the March 31, 2022 period. The partial charge-off was the result of the ongoing monitoring and evaluation of classified loan values and is reflective of changes in current market and economic conditions. Performing TDR loans were $5.8 million at June 30, 2022 and $17.6 million at September 30, 2021. The decrease is primarily related to two TDR commercial real estate loans totaling $11.4 million that were sold during the December 31, 2021 period.

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

At June 30, 2022, special mention loans were $43.0 million compared to $58.1 million at September 30, 2021. The decrease was primarily due to one $9.3 million commercial real estate loan that paid off during the first fiscal quarter ended December 31, 2021. Substandard loans were $11.7 million and $16.1 million at June 30, 2022 and September 30, 2021, respectively. This decrease in substandard loans is primarily due to a $2.2 million charge-off of one commercial and industrial loan for the nine months ended June 30, 2022 period.  Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

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

At June 30, 2022, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.30:1.00 at the cumulative one-year position.

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

Additionally, liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. At June 30, 2022, the Company had $39.8 million in cash and cash equivalents compared to $136.6 million at September 30, 2021. In addition, our available for sale investment securities amounted to $53.1 million at June 30, 2022 and $40.8 million at September 30, 2021.

Deposits

Total deposits decreased $146.5 million, or 15.6 percent, from $938.2 million at September 30, 2021 to $791.7 million at June 30, 2022. The reduction in deposits was in line with the Company’s overall funding strategy to reduce excess balance sheet cash and better match funding needs.

Total interest-bearing deposits decreased $149.4 million from $884.3 million at September 30, 2021 to $734.9 million at June 30, 2022. Time deposits $250,000 and over decreased $330,000 as compared to September 30, 2021. Time deposits $250,000 and over represented 2.1% of total deposits at June 30, 2022 compared to 1.8% at September 30, 2021. We had brokered deposits totaling $9.1 million at June 30, 2022 compared to $6.1 million at September 30, 2021.

The Company continues to focus on the maintenance, development, and expansion of its deposit base strategically with its funding requirements and liquidity needs, with an emphasis on serving the needs of its communities to provide a long-term relationship base to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by type, with percentages to total deposits, at June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$54,184	6.84%	$50,582	5.39%	$3,602
Money market accounts	301,165	38.04	385,480	41.09	(84,315)
Interest bearing demand	270,532	34.17	336,645	35.88	(66,113)
Non-interest bearing demand	56,731	7.17	53,849	5.74	2,882
	682,612	86.22	826,556	88.10	(143,944)
Certificates of deposit	109,082	13.78	111,603	11.90	(2,521)
Total	$791,694	100.00%	$938,159	100.00%	$(146,465)

Borrowings

Advances from FHLB Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of June 30, 2022 and September 30, 2021, the Company’s outstanding balance of FHLB Pittsburgh advances totaled $60.0 million and $90.0 million, respectively.  Of the $60.0 million in advances, all are short-term fixed-rate advances having a rolling 90-day maturity.

The Company did not purchase any securities as of June 30, 2022, under agreements to repurchase as a short-term funding source during the quarters ended June 30, 2022 or 2021.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing, and financing activities. During the nine months ended June 30, 2022, cash and cash equivalents decreased by $96.8 million from the balance at September 30, 2021. Net cash of $1.5 million was provided by operating activities. Net cash provided by investing activities amounted to approximately $76.7 million primarily due to a net decrease in loans of $97.4 million which was partially offset by purchases of $46.8 million of investment securities. The decrease in net cash from financing activities of

$175.1 million was primarily attributable to decrease in deposits of $146.5 million and a net decrease of $30.0 million in long term borrowings.

Shareholders’ Equity

Total shareholders’ equity amounted to $145.2 million, or 14.1% of total assets, at June 30, 2022, compared to $142.2 million, or 11.8% of total assets, at September 30, 2021. Book value per common share was $19.03 at June 30, 2022, compared to $18.65 at September 30, 2021.

	June 30, 2022	September 30, 2021
	(In thousands, except for per share data)
Shareholders’ equity	145,290	142,168
Book value per common share	$19.03	$18.65

Capital

At June 30, 2022, the Bank’s common equity Tier 1 capital ratio was 18.79%, Tier 1 leverage ratio was 15.33 percent, Tier 1 risk-based capital ratio was 18.79% and the total risk-based capital ratio was 19.87%.  At September 30, 2021, the Bank’s common equity Tier 1 capital ratio was 16.13 percent, Tier 1 leverage ratio was 13.14%, Tier 1 risk-based capital ratio was 16.13% and the total risk-based capital ratio was 17.32%. At June 30, 2022, the Bank was in compliance with all applicable regulatory capital requirements.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

MALVERN BANCORP, INC.

August 15, 2022	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

August 15, 2022	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial Officer