Form 10-K
period 2022-09-30
MALVERN BANCORP, INC.
filed 2022-12-27
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: September 30, 2022

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-54835

MALVERN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	45-5307782
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 644-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	MLVF	The NASDAQ Stock Market, LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $98.2 million, based on the last sale price on the NASDAQ Stock Market for the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 27, 2022 was 7,633,828.

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

PART I.

This Report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve inherent risks and uncertainties. This Report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Malvern Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as ‘‘believes,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘trend,’’ ‘‘objective,’’ ‘‘continue,’’ ‘‘remain,’’ ‘‘pattern’’ or similar expressions or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ ‘‘can,’’ ‘‘may’’ or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of or resulting from the coronavirus (“COVID-19”) pandemic, and FDIC premiums will increase; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions and real estate valuations may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Malvern Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Malvern Bancorp, Inc.; (9)the impact on our business, operations, results of operations and prospects resulting from our pending merger with First Bank could be significant; (10) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any regulatory or legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Malvern Bancorp, Inc. are included in Item 1A of this Report and in Malvern Bancorp’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Malvern Bancorp, Inc.

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

The Company’s primary business is the ownership and operation of the Bank. The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one- to four-family residential real estate loans, construction and development loans, commercial business loans, home equity loans and lines of credit and other consumer loans. We also invest in and maintain a portfolio of investment securities, primarily comprised of corporate bonds, mortgage-backed securities, U.S. agency and municipal obligations. Malvern Bank is one of the oldest banks headquartered on the Philadelphia Main Line. For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect and integrity. The Bank’s primary market niche is providing personalized service to its client base.

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

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its nine other banking locations in Chester and Delaware counties, Pennsylvania, Morristown, New Jersey, its New Jersey regional headquarters and Palm Beach, Florida. The Bank also maintains one representative office in Allentown, Pennsylvania.

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

•	The Bank owns a 10 percent non-controlling interest in Bell Rock Capital, LLC (“Bell Rock”), an investment advisor registered with the SEC.

•	The Bank owns a 3.1 percent non-controlling interest in Bankers Settlement Services Capital Region, LLC, a Pennsylvania limited liability company which acts as a title insurance agent or agency.

•	The Bank owns 100 percent of Joliet 55 LLC., an Illinois limited liability company. Joliet 55 LLC held an other real estate owned (“OREO”) asset, which was subsequently sold in October 2022.

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

Maintain Robust Capital and Liquidity Levels

At September 30, 2022 Tier 1 Leverage ratios of the Company and the Bank were 14.63 percent and 16.30 percent, respectively. We plan to maintain robust capital reserves.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At September 30, 2022, our liquid assets included $53.3 million of short-term cash and equivalents supplemented by $49.8 million of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $150.0 million via unsecured lines of credit and $267.3 million (without pledging additional collateral) from the Federal Home Loan Bank of Pittsburgh.

Ensure the Adequacy of Our Allowance for Loan Losses

Reserve levels remained adequate with total allowance amounting to $9.1 million at September 30, 2022.

Market Area and Competition

At September 30, 2022, our primary market area consisted of the counties in which we currently operate branches, private banking offices and representative offices, including Chester, Delaware and Lehigh counties in Pennsylvania, Morris County, New Jersey, and Palm Beach County, Florida. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 31 days to 60 months and brokered certificates of deposit, which we use for asset liability management purposes and to supplement other sources of funding. CDARS/ICS Reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network, LLC (the “Network”) and Impact Deposit Corp (“Impact”). Clients, who are Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive, are able to place large dollar deposits with the Company and the Company utilizes CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for FDIC insurance coverage in amounts larger than the insured dollar amount. Unless certain conditions are satisfied, the FDIC currently considers these funds as brokered deposits.

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

Our portfolio lending activities include the origination of one-to four-family first mortgage loans, primarily in our designated market area. The fixed-rate residential mortgage loans that we originate for our portfolio generally meet the secondary mortgage market standards. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market. The loans we originate for sale generally meet the secondary mortgage market standards. Such loans are generally originated by and sourced from the same resources and markets as those loans originated and held in our portfolio.

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

Human Capital Resources

At September 30, 2022, we employed a total of 77 full-time equivalent employees spanning across five states and eleven offices. It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve. Working within, and giving back to, the local community is the hallmark of a true community bank, and we believe that the strength and commitment of our workforce to our communities is what sets us apart from other community banks.

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

Under Basel III, the minimum capital ratios for Malvern Bank are as follows:

•	4.5 percent CET1 to risk-weighted assets

•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets

•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets

•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)

Basel III also requires Malvern Bank to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

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

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Malvern Bank, were permitted to make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. We made this one-time election in the applicable bank regulatory reports as of March 31, 2015.

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

As indicated in the following table, as of September 30, 2022, Malvern Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules. The Company is not subject to regulatory capital requirements imposed by Basel III on bank holding companies because it is deemed to be a small bank holding company.

Malvern Bank’s capital ratios as of September 30, 2022 are as follows:

					To Be Well
					Capitalized
					Under Prompt		Excess Over
			Required for Capital		Corrective		Well-Capitalized
	Actual		Adequacy Purposes		Action Provisions		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$166,340	16.30%	$40,820	4.00%	$51,025	5.00%	$115,315	11.30%
Common equity Tier 1 (to risk-weighted assets)	166,340	19.27	38,836	4.50	56,096	6.50	110,244	12.77
Tier 1 risk-based capital (to risk-weighted assets)	166,340	19.27	51,751	6.00	69,042	8.00	97,298	11.27
Total risk-based capital (to risk-weighted assets)	175,512	20.34	69,042	8.00	86,302	10.00	89,210	10.34

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

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, FDIC was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including Malvern Bank, would generally increase.

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

Lending Limits

As a national bank, the Bank’s lending limit to any one borrower is 15 percent of the Bank’s capital and surplus (defined as Tier 1 and Tier 2 capital calculated under the risk-based capital standards applicable to the Bank plus the allowance for loan losses (“ALLL” or “allowance”) not included in the Bank’s Tier 2 capital) for most loans ($26.3 million at September 30, 2022) and 25 percent of the Bank’s capital and surplus for loans secured by readily marketable collateral ($43.9 million at September 30, 2022). At September 30, 2022, the Bank’s largest committed relationship totaled $19.2 million.

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

In June 2020, the OCC promulgated new CRA regulations that significantly changed the regulatory landscape for national banks to comply with CRA requirements. These new regulations, commonly referred to as the “June 2020 Rules”: (1) clarify and expand the bank lending, investment, and services that qualify for positive CRA consideration; (2) updates how banks delineate the assessment areas in which they are evaluated; (3) provide additional methods for evaluating CRA performance in a consistent and objective manner; and (4) require reporting that is timely and transparent. The June 2020 Rules were created by the OCC without coordination with the other federal bank regulatory agencies.

Following the 2020 presidential elections, and the appointment of a new Acting Comptroller (the head of the OCC), the OCC reviewed and revisited the June 2020 Rules. On December 14, 2021, the OCC issued a final rule that effectively rescinded the June 2020 Rules, and replaced them with the rules that were jointly adopted in 1995 by the federal bank regulatory agencies, with some amendments. As a result, the CRA landscape largely returned to the status that applied to the Bank pre-June 2020.

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

Privacy and Data Security Laws

The Gramm-Leach-Bliley Act includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We have a detailed privacy policy, which is available on our website. We maintain consumers’ personal information securely, and only share such information with third parties for marketing purposes in accordance with our privacy policy and with the consent of the consumer. In addition, we take measures to safeguard the personal information of our borrowers and investors and protect against unauthorized access to this information.

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

Insurance of Accounts

The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As an insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against national banks, after giving the OCC an opportunity to take such action.

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

As noted above, the Dodd-Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). The FDIC has adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15 percent and ending when it reaches 1.35 percent. The reserve ratio reached 1.15 percent on June 30, 2016. Accordingly, surcharges began on July 1, 2016. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The credits will apply for each quarter the reserve ratio is above 1.38 percent, in amounts as determined by the FDIC. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including Malvern Bank, would generally increase.

Federal Home Loan Bank System.

Malvern Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks (“FHLB”). Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At September 30, 2022, the Bank had $80.0 million of FHLB advances and $150.0 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0 percent of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. The Bank was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at September 30, 2022 and 2021 of $4.3 million and $5.0 million, respectively.

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

In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank’s common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $2.7 million at both September 30, 2022 and 2021.

The Federal Reserve Bank of Philadelphia pays dividends on the common stock held by the Bank at a current rate of 6%. Dividends received from the Federal Reserve Bank of Philadelphia, totaled $161,000 for the year ended September 30, 2022.

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

Item 1A. Risk Factors.

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. You should carefully consider the risks described below, as well as all other information contained in this Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. The risks of non-payment and late payments are assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts, cyber-attacks, or a combination of these or other factors.

Our loan portfolio has been significantly affected by the economic disruptions resulting from COVID-19, which contributed to our loan losses and delinquencies increasing, and we may need to significantly add to our allowance for loan losses.

The economic disruptions related to COVID-19 have resulted in a significant increase in delinquencies and loans on nonaccrual status across our loan portfolio as certain industries were particularly hard-hit by COVID-19, which adversely affected the ability of certain of our borrowers to repay their loans.

For example, in November 2021 we announced that we completed a sale to a single investor of certain problem loans. Specifically, the Company sold three loans with a book balance of $29.3 million with a write down of approximately $10.4 million. The loans sold included approximately $12.2 million of non-accruing loans and $17.1 million of performing troubled debt restructurings. The Company had classified the loans as “held for sale” at September 30, 2021 after taking write downs to reflect the anticipated sale price of such loans. Including the write down, the Company recorded a provision for loan and lease losses of approximately $10.6 million at the quarter ended September 30, 2021. The loan sale had a material negative impact on the Company’s earnings for the quarter and year ended September 30, 2021. Notwithstanding the sale of the above-mentioned loans, as of the date of the filing the Company still retains one non-performing commercial real estate loan in the metropolitan New York area carried at a fair value of $13.3 million, classified as held for sale as of September 30, 2022, which could potentially be sold at an additional loss and could further have a material negative impact on our earnings and financial condition. Additionally the Bank is paying real estate taxes associated with the property to maintain its collateral position. It is also possible that the prior and any future impact of COVID-19 on the economy and our loan portfolio may increase our exposure to elevated loan losses and delinquencies, and as a result, we may further increase our allowance for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgements about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. COVID-19 further impacted the assumptions and methodologies typically used in making allowances for loan losses, and the availability and reliability of materials and other market information, including appraisals, have been impacted by COVID-19, making assumptions more subjective. At September 30, 2022, our allowance for loan losses was 1.12 percent of total loans. Significant additions to our allowance could materially decrease our net income.

Our results of operations and financial condition may be adversely affected by changing economic conditions.

A return to a recessionary period, continued increased inflation, continued disruption in global and domestic supply chains, and other economic conditions could negatively impact our customers in a manner that would adversely affect our results of operations and financial condition. Volatility in the housing markets, real estate values and unemployment levels, and the deterioration of economic conditions in our market area, could affect our customers’ ability to take out loans, repay loans and adversely affect our results of operations and future growth potential in the following ways:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline;

•	The carrying value of our OREO may decline; and

•	Collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

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

Our high concentration of commercial real estate loans exposes us to increased lending risk.

As of September 30, 2022, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans of $406.9 million, or 50.2 percent of total loans;

•	residential real estate loans of $176.0 million, or 21.7 percent of total loans;

•	commercial and industrial loans of $102.7 million, or 12.7 percent of total loans;

•	construction and development loans of $24.9 million, or 3.1 percent of total loans; and

•	consumer loans of $19.8 million, or 2.4 percent of total loans.

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

We can give you no assurance that the economy and the real estate market in particular will grow or that any rate of growth will accelerate to historic levels. Many factors could significantly reduce or halt growth in our local economy and real estate market. Accordingly, it may become more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development and/or operation of their properties. The deterioration of one or more of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may reduce the likelihood that a borrower may find permanent financing alternatives. Weaknesses in the commercial real estate market in general could negatively impact our collateral. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

Our nonperforming assets could adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as return on assets and equity.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of our owned real property, including OREO, could have an adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws or regulations could have an adverse effect on our business, financial condition and results of operation.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty and changing interest rates), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to recover the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have an adverse effect on our business, financial condition or results of operations.

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

Our total reported loans for construction, land development and other land represented 15.0 percent of risk-based capital at September 30, 2022, as compared to 35.7 percent of capital at September 30, 2021. This ratio is below the regulatory commercial real estate concentration guideline level of 100 percent for land and construction loans. Our total reported commercial real estate loans to total risk-based capital was 250.8 percent at September 30, 2022, as compared to 298.88 percent of capital at September 30, 2021. This ratio is below the regulatory commercial real estate concentration guideline level of 300 percent for all investor real estate loans.

Strong competition within our market area could hurt our profits and slow our growth.

The banking and financial services industry in our market area is highly competitive. We may not be able to compete effectively in our markets, which could adversely affect our results of operations. The increasingly competitive environment is a result of changes in regulation, advances in technology and product delivery systems, and consolidation among financial service providers. Larger institutions, and institutions with an on-line presence, have greater resources and access to capital markets, with higher lending limits, higher rates of interest on deposits, more advanced technology and broader suites of services. Competition at times requires increases in deposit rates and decreases in loan rates, and adversely impact our net interest margin.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Risks Related to the Merger

The consummation of the recently-announced merger with First Bank is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of our control and that we may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could cause the parties to abandon the Merger.

As noted in “Note 21 – Subsequent Events” in “—Notes to Consolidated Financial Statements”, on December 13, 2022, Malvern Bancorp, Malvern Bank and First Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and subject to the terms and conditions of the Merger Agreement, Malvern Bancorp will merge with and into First Bank immediately followed by the merger of Malvern Bank with and into First Bank, with First Bank continuing as the surviving corporation in each case (collectively, the “Merger”).

Before the transactions contemplated in the Merger Agreement can be completed, approvals must be obtained from regulatory authorities, shareholders and other customary closing conditions must have been satisfied or waived. The required regulatory approvals may require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that our or First Bank’s regulators will not impose any additional conditions, limitations, obligations or restrictions on the parties, or that they will not have the effect of delaying or preventing the completion of the Merger, imposing additional material costs on or materially limiting the revenues of the surviving entity following the Merger or otherwise reducing the anticipated benefits of the Merger.

Uncertainties about the effect of the Merger may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. It is not unusual for competitors to use mergers as an opportunity to target the merging parties’ customers and to hire certain of their employees. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with the surviving entity following the Merger.

The Merger Agreement contains provisions that restrict our ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to our Board of Directors’ exercise of fiduciary duties, engage in any negotiations concerning, or provide any confidential information relating to, any alternative acquisition proposals. These provisions, which include payment of a termination fee of $5,900,000 (the “Termination Fee”) payable to First Bank, which, under certain circumstances, may discourage any potential competing acquirer having an interest in acquiring us from proposing a transaction, or may result in the offer of a lower per share price to acquire us than might otherwise have been proposed.

The value to be recognized by our shareholders from the Merger is subject to material uncertainties.

The Merger Agreement provides that upon the closing of the Merger our shareholders will receive per share of common stock of Malvern, $7.80 in cash and 0.7733 shares of common stock, par value $5.00 per share, of First Bank, subject to adjustment in accordance with the terms of the Merger Agreement if Malvern’s adjusted shareholders’ equity as of the tenth day prior to the closing of the Merger does not equal or exceed $140,000,000. The cash consideration and exchange ratio for the conversion of our common stock into common stock of First Bank (the “First Bank Common Stock”) were set based upon information available to the boards of directors and financial advisors of each company at the time of Merger Agreement was entered into. The market price of our common stock and of First Bank Common Stock fluctuates constantly in response to a variety of factors that are inherently unpredictable and outside of our control, including changes in our and First Bank’s business, operations and prospects, and regulatory considerations, the historical and anticipated future financial results of our respective banking operations and general market and economic developments affecting the United States and international businesses and financial markets. The substantial differences between our business and the business of First Bank will subject our shareholders to new and different risks than those they are familiar with. A period of months may transpire between the date that our shareholders are asked to approve the Merger and the earliest date the Merger can be closed, during which time the price of the Company’s common stock and First Bank Common Stock will continue to fluctuate and Malvern’s adjusted shareholders’ equity may continue to fluctuate. As a result, at the time that our shareholders must decide whether to approve the Merger Agreement, they may not necessarily know the precise value of the merger consideration they will receive, which could be materially different than the value of the merger consideration at the closing of the Merger.

Failure to complete the proposed Merger could negatively impact our business, financial results and stock price.

If the proposed Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of related risks, including the following:

•

We may be required, under certain circumstances, to pay First Bank the Termination Fee under the Merger Agreement and reimbursement of First Bank's fees and expenses up to $350,000, which may adversely affect our financial performance and the price of our common stock;

•

We will have incurred substantial expenses and will be required to pay significant costs relating to the Merger, whether or not it is completed, such as legal, accounting, due diligence, financial advisor and printing fees;

•

The Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, which may adversely affect our ability to execute certain of our business strategies and cause certain other projects to be delayed or abandoned;

•

Matters relating to the Merger require substantial commitments of time and resources by our management team that could have been devoted to the pursuit of other opportunities beneficial to us as an independent company; and

•

We may be subject to negative reactions from the financial markets and from our customers and employees that could materially affect our business, financial results and stock price; the market price of our common stock could decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed.

Litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

We may be subject to legal proceedings related to the agreed terms of the proposed Merger, the manner in which the Merger was considered and approved by our board of directors or any failure to complete the Merger or perform our obligations under the Merger Agreement. Such litigation, regardless of the merits, could delay or block the consummation of the Merger, have an adverse effect on our financial condition and impose material costs on us or the surviving entity. One of the conditions to the closing of the Merger is that no regulation, judgment, decree, injunction or other order of a governmental authority (including any federal, state or local court or administrative or regulatory agency) which prohibits the consummation of the Merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting us or First Bank from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Operational, Compliance and Legal Risks

The fair value of our loans held-for-sale and investment securities can fluctuate due to market conditions outside of our control.

As of September 30, 2022, the fair value of loans held-for-sale was $13.8 million, which primarily consisted of one commercial real estate loan in the New York metropolitan area with a fair value of $13.3 million, and two residential loans with a carrying value of $548,000. The fair value of our investment available-for-sale securities portfolio was $49.8 million as of September 30, 2022.

With respect to our loans held-for-sale, various assumptions are used in connection with calculating the fair value of such loans and the ultimate exit price for such loans might differ materially from the fair value estimates. Factors beyond our control can significantly influence the fair value of loans held-for-sale in our portfolio and can cause potential adverse changes. These factors include, but are not limited to, general market conditions, changes in market interest rates, as well as all of the various other risks and assumptions noted throughout this Report with respect to market and other changes that can impact our loan portfolio in general. Additionally, and as mentioned elsewhere in this Report, loans made to our borrowers in the New York metropolitan area have been particularly affected by COVID-19 and otherwise, and commercial real estate properties in the New York metropolitan area have suffered declines in occupancy rates and rental rates, as well as general decreases in property values. Any weakening of the commercial real estate market in this market may impact the one loan in the New York metropolitan area with a fair value of $13.3 million. Any of these factors (including the ultimate sale price of any loans held-for-sale), among others, could cause realized and/or unrealized losses in future periods, which could have a material adverse effect on us and our financial condition.

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

Our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI.

We hold certain financial instruments measured at fair value. For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in earnings or accumulated other comprehensive income (“AOCI”) each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, we are subject to mark-to-market risk and the application of fair value accounting may cause our earnings and AOCI  to be more volatile than would be suggested by our underlying performance.

Our business strategy could be adversely affected if we are not able to attract and retain skilled employees or if we lose the services of our senior management team.

Our ability to grow will depend upon our ability to continue to attract, hire and retain skilled employees. The unanticipated loss of members of our senior management team, including in connection with the Merger could have a material adverse effect on our results of operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. COVID-19, along with general economic conditions, has made it more difficult to retain existing employees and to attract new employees.  Paying increased salaries to retain employees may negatively impact our financial condition.

We operate in a highly regulated environment and are subject to extensive laws and regulations.

We are subject to extensive regulation, supervision and examination by the FRB, our primary federal regulator, the OCC, the Bank’s primary federal regulator, and by the FDIC, as insurer of the Bank’s deposits. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. We are also subject to regulation and enforcement by the SEC, as a publicly-traded reporting company, and by Nasdaq, the stock exchange where our common stock is listed. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, or any enforcement or related action, may have a material impact on our operations and financial condition. Additionally, being subject to such regulations and oversight, and being subject to any enforcement or related actions, increases the professional fees we incur in connection with legal, accounting and audit expense, which could in turn impact our financial condition.

On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including Malvern Bank, would generally increase.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, the Current Expected Credit Loss (“CECL”), that will be effective for the Company and the Bank for fiscal years beginning October 1, 2023.  The CECL standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches), but such events may still occur and may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

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

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, thereby subjecting us to additional regulatory scrutiny, or could result in financial loss or expose us to litigation and possible financial liability. Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks or cyber-attacks. Any of these events could have a material adverse effect on our financial condition and results of operations.

Legislative changes may increase our tax expense.

In 2019 New Jersey adopted legislation that increased our state income tax liability and could increase our overall tax expense. The legislation imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5 percent for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5 percent for tax years beginning on or after January 1, 2020 through December 31, 2021. However, in 2020, this surtax was extended through December 31, 2023, at the 2.5 percent level. The legislation also required combined filing for members of an affiliated group for years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits, to varying degrees related to the Company’s size, operating area and organizational structure, the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been issued, it is possible that the Company will lose the benefit of at least certain of its tax management strategies and, if so, our total tax expense will increase.

Beginning January 1, 2023, the Pennsylvania corporate net income tax rate will decrease 1 percentage point to 8.99 percent. Each year thereafter the rate will decrease 0.5 percentage points until it reaches 4.99 percent at the beginning of 2031. Additionally, the law includes a provision that will increase the amount of capital investment pass-through business owners can deduct on their individual income tax returns the year the investments were made.

Any changes in administration could also lead to changes in federal tax laws as well as changes in regulatory requirements and oversight. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. An increase in our corporate tax rate could have an unfavorable impact on our earnings and capital generation abilities. Similarly, our clients could experience varying effects from changes in tax laws and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole. In addition, changes to regulatory requirements and oversight could increase our costs of regulatory compliance and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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

Risks Related to COVID-19

The global COVID-19 pandemic led to periods of significant volatility in financial, real estate, commodities and other markets and it could harm our business and results of operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, COVID-19 has had many variants and spread throughout the United States, including in the regions and communities in which the Company operates. In response, many state and local governments, including the Commonwealth of Pennsylvania and the State of New Jersey, instituted various emergency restrictions that substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions resulted, and if implemented again could continue to result, in significant adverse effects on our borrowers and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hotel, construction, commercial real estate, medical, leisure, hospitality and food and beverage industries, among others, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions and communities in which we operate.

The ultimate effect of COVID-19, its variants, and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations to the Company (and any related forbearances or restructurings that may be implemented), declines in the value of collateral securing outstanding loans, branch or office closures and business interruptions.

COVID-19 resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may be implemented again and could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and business partners. The Company maintains a Telework Policy that allows for a modified work schedule of in-person and remote working. We may decide to take further related actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or its variants, or otherwise be satisfactory to government authorities.

We are subject to increasing credit risk as a result of COVID-19, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. We are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experienced, and may continue to experience, material disruption due to COVID-19 and its resulting variants, our borrowers have had, and may continue to have, difficulties in repaying their loans. Governmental actions providing payment relief to borrowers and guarantors affected by COVID-19 could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans included the duration of state and local moratoriums on evictions for non-payment of rent or other fees, which moratoriums could be implemented again. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

Bank regulatory agencies and various governmental authorities urged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. We have worked to support our borrowers to mitigate the impact of COVID-19 on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of COVID-19. Although regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of troubled debt restructurings (“TDRs”) and loan delinquencies, we cannot predict whether any such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by COVID-19 could have a material adverse effect on our business, financial condition and results of operations.

The impact of COVID-19 on the metropolitan New York area commercial real estate market was, and continues to be, particularly uncertain. Loans made to our borrowers in the New York area have been particularly affected by COVID-19. We may continue to incur losses on commercial real estate loans due to any prior and future declines in occupancy rates and rental rates and decreases in property values. The Bank currently has one $13.3 million non-accrual commercial real estate loan held for sale in the metropolitan New York area. The effects of COVID-19 variants create further ambiguity on the strength or likelihood of a full financial recovery or a full recovery in the commercial real estate market, and the expiration of federal and state stimulus programs, eviction moratoriums, and other support programs may present additional challenges. Changing consumer and business preferences related to shopping, travel, and returning to the office have led and may continue to lead to medium-and long-term income and valuation challenges in certain commercial real estate sectors. Any further weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Interest rate volatility stemming from COVID-19 and related events could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties and other matters stemming from COVID-19 and related events.  In March 2020, the FRB lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in certain sectors.  More recently, the FRB has continued to increase the federal funds rates to combat inflation. A prolonged period of extremely volatile and unstable market conditions may increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, and financial condition.

Unpredictable future developments related to or resulting from COVID-19 could materially and adversely affect our business and results of operations.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of COVID-19 and its variants on the stock price, business prospects, financial condition or results of operations of the Company. Any future development is highly uncertain and cannot be predicted, including the scope and duration of the pandemic and new COVID-19 variants, the continued effectiveness of any work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response. We are continuing to monitor COVID-19 and related risks, although the development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if COVID-19 continues to spread, evolve, or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described herein will be heightened.

Our prior participation in the SBA PPP loan program could expose us to risks related to noncompliance with the Paycheck Protection Program (“PPP”), which could have a material adverse impact on our business, financial condition and results of operations.

The Company was a participating lender in the PPP, a loan program administered through the SBA, which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during COVID-19. Under this program, the SBA guaranteed 100% of the amounts loaned under the PPP. As previously announced, the Company subsequently sold the entirety of its PPP loan portfolio; however, we may be required to repurchase, and as a result be exposed to credit risk, on sold PPP loans in certain circumstances if a determination is made by the SBA that there was a deficiency by the Bank with respect to the manner in which the loan was originated, funded, or serviced.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

At September 30, 2022, the Bank owns and maintains the premises in which the Bank is headquartered and five full-service financial centers which are located in Paoli, Malvern, Coventry, Berwyn and Lionville, Pennsylvania. The Bank also leases the following: one financial center located in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one credit administrative office located in Quakertown, Pennsylvania; one private banking office located in Morristown, New Jersey; one private banking office located in Palm Beach, Florida; and one representative office located in Allentown, Pennsylvania. The specific location of each of the offices are as follows:

Paoli Headquarters	42 East Lancaster Avenue, Paoli, PA 19301
Paoli Financial Center	34 East Lancaster Avenue, Paoli, PA 19301
Malvern Financial Center	100 West King Street, Malvern, PA 19355
Coventry Financial Center	1000 Ridge Road, Pottstown, PA 19465
Berwyn Financial Center	650 Lancaster Avenue, Berwyn, PA 19312
Lionville Financial Center	537 West Uwchlan Avenue, Downingtown, PA 19335
Glen Mills Financial Center	940 Baltimore Pike, Glen Mills, PA 19342
Villanova Private Banking Office	801 East Lancaster Avenue, Villanova, PA 19085
Quakertown Credit Administrative Office	2100 Quakertown Point Drive, Quakertown PA 18951
Morristown Private Banking Office	163 Madison Avenue, 3rd Floor, Morristown, NJ 07960
Palm Beach Private Banking Office	205 Worth Avenue, Suite 308, Palm Beach, FL 33480
Allentown Representative Office	1275 Glenlivet Drive, Ste. 100, Allentown, PA 18106

Management believes the current facilities are suitable for their present and intended purposes, and the Company is evaluating our real estate strategy as it relates to the impact of COVID-19 and an increase in the number of employees working remotely.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the Nasdaq Global Market exchange under the ticker symbol “MLVF”. As of December 15, 2022, the Company had approximately 369 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

For the fiscal years ended September 30, 2022 and 2021, no cash dividends per share of common stock were declared by the Company. It is our policy to retain earnings, if any, to provide funds for use in our business. Although we have never declared or paid dividends on our common stock, our Board of Directors periodically reviews whether to declare or pay cash dividends taking into account, among other things, general business conditions, our financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as our Board may deem relevant.

Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company and the restrictions set forth in the Merger Agreement. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval. For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Supervision and Regulation—Dividend Limitations.”

Information on Unregistered Sales and Stock Repurchases

There were no unregistered sales of the Company’s stock during the fourth quarter of 2022. There were no repurchases of shares of the Company's securities during the fourth quarter of 2022.

Item 6. Reserved.

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

The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include ALLL, fair value of financial estimates, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. There can be no assurances that actual results will not differ from those estimates.

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

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized based on available capacity, term flexibility, and cost. As of September 30, 2022, the Company had adequate sources of liquidity.

Capital Strength

The Bank’s capital ratios continue to exceed the highest required regulatory benchmark levels. As of September 30, 2022, common equity Tier 1 capital ratio was 19.27 percent, Tier 1 leverage ratio was 16.30 percent, Tier 1 risk-based capital ratio was 19.27 percent and the total risk-based capital ratio was 20.34 percent.

Deferral and Modification Requests

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of September 30, 2022, the Company had three COVID-19 pandemic related loan modification agreements totaling $32.0 million representing 4.1 percent of gross loans outstanding. Further details regarding these modifications are provided in the table below. At September 30, 2021, the Company had eight COVID-19-related modified loan deferrals totaling $61.2 million or 6.7% of total loans. Of the remaining $32.0 million deferrals, none of the deferrals are paying the contractual interest payments. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Management anticipates this activity will continue beyond fiscal year 2022.

	September 30, 2022
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2022	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	-	$-	$175,957	0.00%
Construction and Development:
Residential and commercial	-	-	24,362	0.00%
Land loans	-	-	550	0.00%
Total Construction and Development	-	-	24,912	0.00%

Commercial:
Commercial real estate	3	32,041	406,914	7.87%
Farmland	-	-	11,506	0.00%
Multi-family	-	-	55,295	0.00%
Commercial and industrial	-	-	102,703	0.00%
Other	-	-	13,356	0.00%
Total Commercial	3	32,041	589,774	5.74%

Consumer:
Home equity lines of credit	-	-	13,233	0.00%
Second mortgages	-		4,395	0.00%
Other	-	-	2,136	0.00%
Total Consumer	-	-	19,764	0.00%
Total loans	3	$32,041	$810,407	3.95%

	September 30, 2021
	Number of Loans	Loan Deferment Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%
Construction and Development:
Residential and commercial	-	-	61,492	0.00%
Land loans	-	-	2,204	0.00%
Total Construction and Development	-	-	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	-	-	10,297	0.00%
Multi-family	-	-	66,332	0.00%
Commercial and industrial	-	-	115,246	0.00%
Other	-	-	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	-	-	13,491	0.00%
Second mortgages	-	-	5,884	0.00%
Other	-	-	2,299	0.00%
Total Consumer	-	-	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

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

Qualitative or environmental factors that may result in further adjustments to the quantitative analyses include items such as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, and value of underlying collateral. The total net adjustments due to qualitative factors, pay-offs and charge-offs decreased the allowance for loan losses by approximately $2.4 million to $9.1 million from $11.5 million at September 30, 2022 and September 30, 2021, respectively.

.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities available for sale, equity securities and interest rate swap agreements are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, other real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2022, the Company had $14.0 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

Income Taxes

We make estimates and judgments to calculate some of our tax liabilities and determine the realizability of some of our DTAs, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for DTAs if, based on the available evidence, it is more likely than not that some portion of the recorded DTAs will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Realization of a DTA requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net DTA amounted to $3.7 million and $3.5 million at September 30, 2022 and at September 30, 2021, respectively. In accordance with ASC Topic 740, the Company evaluates on a quarterly basis, all evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for DTAs is needed. In conducting this evaluation, management explores all possible sources of taxable income available under existing tax laws to realize the net DTA beginning with the most objectively verifiable evidence first, including available carry back claims and viable tax planning strategies. If needed, management will look to future taxable income as a potential source. Management reviews the Company’s current financial position and its results of operations for the current and preceding years. That historical information is supplemented by all currently available information about future years. The Company understands that projections about future performance are subjective. The Company did not have a DTA valuation allowance as of September 30, 2022 and September 30, 2021.

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

Other assets increased from $13.9 million at September 30, 2021, to $18.7 million at September 30, 2022, due to current year gains on our cash flow hedge and an increase in receivables related to an OREO sale. Other liabilities decreased from $12.3 million at September 30, 2021, to $6.0 million at September 30, 2022, primarily due to the payments related to prior year participation loans purchased settled during fiscal year 2022.

Results of Operations

Net income for the year ended September 30, 2022, was $7.0 million as compared to a net loss of ($92,000) in fiscal year 2021. For fiscal year 2022, the fully diluted earnings per common share was $0.92 as compared with fully diluted loss per common share of ($0.01) in fiscal year 2021.

The increase in net income and diluted earnings per share were primarily due to no provision recorded in fiscal year 2022 compared to a $11.2 million provision for the same period ending 2021.

For the year ended September 30, 2022, the Company’s return on average equity (‘‘ROAE’’) was 4.79 percent and its return on average assets (‘‘ROAA’’) was 0.63 percent. The comparable ratios for the year ended September 30, 2021 were ROAE of (0.06) percent and ROAA of (0.01) percent.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets.

The following table presents the components of net interest income for the periods indicated.

Net Interest Income

	Year Ended September 30,
	2022			2021
		Increase			Increase
		(Decrease)			(Decrease)
		from Prior	Percent		from Prior	Percent
(In thousands)	Amount	Year	Change	Amount	Year	Change
Interest income:
Loans, including fees	$31,832	$(4,538)	(12.48)	$36,370	$(5,071)	(12.24)
Investment securities	2,575	1,019	65.49	1,556	384	32.76
Dividends, restricted stock	342	(117)	(25.49)	459	(172)	(27.26)
Interest-bearing cash accounts	250	219	706.45	31	(1,032)	(97.08)
Total interest income	34,999	(3,417)	(8.89)	38,416	(5,891)	(13.30)
Interest expense:
Deposits	3,534	(3,214)	(47.63)	6,748	(6,098)	(47.47)
Short-term borrowings	4	(44)	(91.67)	48	48	100.00
Long-term borrowings	776	(1,253)	(61.75)	2,029	(869)	(29.99)
Subordinated debt	1,371	(160)	(10.45)	1,531	—	—
Total interest expense	5,685	(4,671)	(45.10)	10,356	(6,919)	(40.05)
Net interest income	$29,314	$1,254	4.47	$28,060	$1,028	3.80

Net interest income is directly affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, which support those assets, as well as changes in the rates earned and paid.

Net interest income for the year ended September 30, 2022 increased $1.3 million, or 4.47 percent, to $29.3 million, from $28.1 million for fiscal year 2021. The Company’s net interest margin increased 33 basis points to 2.95 percent in fiscal year ended September 30, 2022, from 2.62 percent for the fiscal year ended September 30, 2021. During fiscal year 2022, our net interest margin was impacted by a decrease in the costs of money market and interest-bearing demand deposit accounts.

As previously mentioned, the increase in net interest income during fiscal year 2022 was attributable in part to decrease in costs on money market and interest-bearing demand deposit accounts. The Company experienced an increase of $5.3 million in average noninterest-bearing deposits during fiscal year 2022 and a decrease of $67.0 million in average interest-bearing demand, savings, money market and time deposits during fiscal year 2022. During the fiscal year ended September 30, 2022, the Company’s net interest spread increased by 33 basis points reflecting a decrease in both the average yield on interest-earning assets and the average interest rates paid on interest-bearing liabilities of 6 basis points and 39 basis points, respectively.

For the fiscal year ended September 30, 2022, average interest-earning assets decreased by $78.8 million to $1.0 billion, as compared with the fiscal year ended September 30, 2021. The change in average interest-earning asset volume was primarily due to decreased loan volume. Average interest-bearing liabilities decreased by $114.4 million in fiscal year 2022 compared to fiscal year 2021, primarily due to a decrease in average interest-bearing deposits.

The factors underlying the year-to-year changes in net interest income are reﬂected in the tables presented above. The table on page 36 presents the Average Statements of Condition with Interest and Average Rates shows the Company’s consolidated average balance of assets, liabilities and shareholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

Total Interest Income

Interest income for the year ended September 30, 2022, decreased by $3.4 million, or 8.9 percent, as compared with the year ended September 30, 2021. This decrease was primarily due to a decrease in loan volume, partially offset by an increase in investments.

The average balance of the Company’s loan portfolio decreased $129.3 million in fiscal year 2022 to $854.8 million from $984.1 million in fiscal year 2021, primarily driven by a decrease in loan volume.

The average loan portfolio represented 86.1 percent of the Company’s interest-earning assets (on average) during fiscal year 2022 and 91.8 percent for fiscal year 2021. Average investment securities increased during fiscal year 2022 by $38.4 million compared to fiscal year 2021. Interest-bearing cash increased in fiscal year 2022 by $14.3 million compared to fiscal year 2021. The average yield on interest-earning assets decreased from 3.58 percent in fiscal year 2021 to 3.52 percent in fiscal year 2022.

Interest Expense

Interest expense for the year ended September 30, 2022, was impacted by both rate related and volume related factors. The changes resulted in decreased expense of $4.7 million primarily due to a decrease in rates paid on money market and other interest-bearing deposits from fiscal year 2021 to fiscal year 2022.

The cost of total average interest-bearing liabilities decreased to 0.64 percent for the year ended September 30, 2022, a decrease of 39 basis points, from 1.03 percent for the year ended September 30, 2021.

The Company’s net interest spread, (i.e., the average yield on average interest-earning assets minus the average rate paid on interest-bearing liabilities) increased 33 basis points to 2.88 percent in fiscal year 2022 from 2.55 percent for fiscal year 2021. The increase in fiscal year 2022 reflected a decreased cost in interest-bearing liabilities.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Fiscal Year 2022/2021
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
(In thousands)	Volume	Rate	Change
Interest-earning assets:
Loans, including fees	$(4,785)	$247	$(4,538)
Investment securities	1,036	(17)	1,019
Interest-bearing cash accounts	20	199	219
Dividends, restricted stock	(118)	1	(117)
Total interest-earning assets	(3,847)	430	(3,417)
Interest-bearing liabilities:
Money market deposits	(63)	(742)	(805)
Savings deposits	7	(16)	(9)
Certificates of deposit	(667)	(462)	(1,129)
Other interest-bearing deposits	(117)	(1,154)	(1,271)
Total interest-bearing deposits	(840)	(2,374)	(3,214)
Borrowings	(1,255)	(202)	(1,457)
Total interest-bearing liabilities	(2,095)	(2,576)	(4,671)
Change in net interest income	$(1,752)	$3,006	$1,254

The following table, ‘‘Average Statements of Condition with Interest and Average Rates’’ presents for the years ended September 30, 2022 and 2021, the Company’s average assets, liabilities, and shareholders’ equity. The Company’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reﬂected. No tax equivalent adjustments have been made as the amounts are not material.

	Year Ended September 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned	Yield	Outstanding	Earned	Yield/
	Balance	/Paid	/Rate	Balance	/Paid	Rate
	(In thousands)
ASSETS
Interest earning assets:
Loans receivable(1)	$854,808	$31,832	3.72%	$984,125	$36,370	3.70%
Investment securities	96,024	2,575	2.68	57,666	1,556	2.70
Deposits in other banks	35,956	250	0.70	21,626	31	0.14
FHLB stock	6,313	342	5.42	8,487	459	5.41
Total interest earning assets(1)	993,101	34,999	3.52	1,071,904	38,416	3.58
Non-interest earning assets
Cash and due from banks	59,813			94,986
Bank owned life insurance	26,120			25,713
Other assets	24,331			28,530
Other real estate owned	4,882			5,581
Allowance for loan losses	(9,309)			(12,454)
Total non-interest earning assets	105,837			142,356
Total assets	$1,098,938			$1,214,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Money Market accounts	$331,076	$921	0.28%	$343,640	$1,726	0.50%
Savings accounts	54,374	46	0.09	48,558	59	0.12
Certificate accounts	112,457	1,153	1.03	159,109	2,282	1.43
Other interest-bearing deposits	299,881	1,414	0.47	313,460	2,681	0.86
Total deposits	797,788	3,534	0.44	864,767	6,748	0.78
Borrowed funds	88,824	2,151	2.42	136,197	3,608	2.65
Total interest-bearing liabilities	886,612	5,685	0.64	1,000,964	10,356	1.03
Non-interest bearing liabilities
Demand deposits	55,925			50,619
Other liabilities	11,251			16,684
Total non-interest-bearing liabilities	67,176			67,303
Shareholders’ equity	145,150			145,993
Total liabilities and shareholders’ equity	$1,098,938			$1,214,260
Net interest spread			2.88%			2.55%
Net interest margin			2.95%			2.62%
Net interest income		$29,314			$28,060

(1)	Includes non-accrual loans during the respective periods. Calculated net of unamortized deferred loan fees, loan discounts, undisbursed portions of loans-in-process, and allowance for loan losses.

Other Income

The following table presents the principal categories of other (“non-interest”) income for each of the years in the two-year period ended September 30, 2022.

	Year Ended September 30,
			Increase	%
	2022	2021	(Decrease)	Change
	(In thousands)
Service charges and other fees	$1,237	$1,323	$(86)	(6.50)%
Rental income-other	196	217	(21)	(9.68)
Net gains on sale and call of available for sale securities	—	779	(779)	(100.00)
Net gains on sale of loans	100	788	(688)	(87.31)
Earnings on bank-owned life insurance	794	656	138	21.04
Total other income	$2,327	$3,763	$(1,436)	(38.16)%

For the fiscal year ended September 30, 2022, total other income decreased $1.4 million compared to the fiscal year ended September 30, 2021. This decrease was primarily a result of decreases of $779,000 in net gain on sale and call of available for sale securities and $688,000 in net gain on sale of loans, partially offset by an increase of $138,000 in excess of death benefit on banked-owned life insurance.

The increase on the sale of investments resulted from managing and optimizing normal portfolio activity during 2021. The decrease in the gain on sale of loans was primarily the result of a strategic effort to originate and sell residential loans in the low interest rate environment throughout fiscal year 2021 and the gain on sale of PPP loans during 2021.

Other Expense

The following table presents the principal categories of other expense for each of the years in the two-year period ended September 30, 2022.

	Year Ended September 30,
			Increase	%
	2022	2021	(Decrease)	Change
	(In thousands)
Salaries and employee benefits	$9,393	$9,143	$250	2.73%
Occupancy expense	2,138	2,198	(60)	(2.73)
Federal deposit insurance premium	277	313	(36)	(11.50)
Advertising	129	109	20	18.35
Data processing	1,259	1,267	(8)	(0.63)
Professional fees	3,831	3,178	653	20.55
Other real estate owned expense, net	305	866	(561)	(64.78)
Pennsylvania shares tax	592	678	(86)	(12.68)
Other operating expense	4,842	3,199	1,643	51.36
Total other expense	$22,766	$20,951	$1,815	8.66%

Total other expense for the fiscal year ended September 30, 2022 increased $1.8 million, or 8.7%, to $22.8 when compared to the fiscal year ended September 30, 2021. The increase was primarily due to an increase of $1.6 million, or a 51.4% increase in other operating expenses.  The increase in other operating expenses was mainly due to $1.5 million of real estate tax expense and $359,000 valuation allowance adjustment related to a $13.3 million loan held for sale. In addition, professional fees increased by $653,000 to $3.8 million at September 30, 2022, from $3.2 million at September 30, 2021, primarily due to legal fees associated with loan workouts and related matters concerning nonperforming loans. These increases were offset by a decrease in other real estate owned (“OREO”) expenses of $561,000 to $305,000 at September 30, 2022, when compared to $866,000 for the fiscal year ended September 30, 2021.

Financial Condition

Investment Portfolio

For the year ended September 30, 2022, the average volume of investment securities increased by $38.4 million to approximately $96.0 million or 9.7 percent of average interest-earning assets, from $57.7 million or 5.4 percent of average interest-earning assets, for the year ended September 30, 2021. At September 30, 2022, the total investment portfolio amounted to $110.0 million, an increase of $39.2 million from September 30, 2021. The increase in the investment portfolio was primarily due to purchases in the investment portfolio of $53.8 million, partially offset by maturities, calls and principal repayments in the amount of $6.1 during fiscal year 2022. At September 30, 2022, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivision, corporate bonds and notes, a trust preferred security and equity securities.

During the year ended September 30, 2022, volume related factors increased investment revenue by $1.0 million. The yield on investments was relatively flat decreasing by two basis points to 2.68 percent from a yield of 2.70 percent during the year ended September 30, 2021.

As of September 30, 2022, the estimated fair value of the available-for-sale securities disclosed below was primarily dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2022, represents other-than-temporary impairment.

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

For fiscal year 2022, there were no sales of available-for-sale investment securities. For fiscal year 2021, proceeds of available-for-sale investment securities sold amounted to $17.3 million and gross realized gains on investment securities sold amounted to $779,000,

The varying amount of sales from the available-for-sale portfolio reflects the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Company to protect itself from interest rate exposure. Securities that once appeared to be sound long-term investments can, after changes in the market, become securities that the Company wishes to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The table below illustrates the maturity distribution and weighted average yield for investment securities at September 30, 2022, based on a contractual maturity.

					More than Five
			More than One Year		Years through Ten		More than Ten
	One year or less		through Five Years		Years		Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(In thousands)
Available for Sale Securities:
U.S. government agencies	$—	—%	$—	—%	$—	—%	$5,000	2.59%	$5,000	$3,580	2.59%
State and municipal obligations	—	—	1,231	2.07%	820	1.75%	9,964	2.34%	12,014	9,660	2.26%
Single issuer trust preferred security	—	—	—	—%	1,000	3.41%	—	—%	1,000	946	3.41%
Corporate debt securities	—	—	3,500	3.06%	30,990	3.36%	1,500	3.75%	35,990	32,128	3.35%
US Treasury Note	—	—	1,488	2.09%	—	—	—	—	1,488	1,443	2.09%
Mortgage- backed securities ("MBS")
MBS	—	—	—	—	—	—	2,403	2.92%	2,403	2,087	2.92%
Total	$—	—%	$6,218	2.63%	$32,810	3.32%	$18,867	2.61%	$57,895	$49,844	3.26%
Held to Maturity Securities:
U.S. government agencies and obligations	$4,190	3.20%	$4,500	2.80%	$2,500	1.99%	$18,000	2.73%	$29,190	$24,283	2.76%
State and municipal obligations	251	1.01%	3,672	1.82%	617	1.89%	13,478	2.23%	18,017	15,491	2.10%
Corporate debt securities	—	—	3,263	3.82%	—	—	—	—	3,263	3,168	3.82%
Mortgage- backed securities
Mortgage Backed Security ("MBS"), fixed-rate	—	—	—	—	—	—	2,278	1.98%	2,278	1,789	1.98%
Collateralized mortgage obligations ("CMO"), fixed-rate	—	—	—	—	576	1.69%	5,443	2.47%	6,018	5,535	2.39%
Total	$4,441	3.07%	$11,435	2.78%	$3,693	1.92%	$39,198	2.47%	$58,767	$50,266	2.56%
Equity Securities:
Mutual fund	—	—%	500	2.00%	874	2.00%	—	—%	1,374	1,374	2.00%
Total	$—	—%	$500	2.00%	$874	2.00%	$—	—%	$1,374	$1,374	2.00%
Total Investment Securities	$4,441	3.07%	$18,153	2.70%	$37,377	3.16%	$58,066	2.51%	$118,037	$101,484	2.90%

For information regarding the carrying value of the investment portfolio, see Note 6 and Note 12 of the Notes to the Consolidated Financial Statements.

The following table sets forth the carrying value of the Company’s investment securities, as of September 30, for each of the last two years.

	2022	2021
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$3,580	$4,993
State and municipal obligations	9,660	2,765
Single issuer trust preferred security	946	875
Corporate debt securities	32,128	32,180
MBS Securities	2,087	—
U.S. Treasury Note	1,443	—
Total available-for-sale	$49,844	$40,813
Investment Securities Held-to-Maturity:
U.S. government agencies	$29,190	$10,000
State and municipal obligations	18,017	6,062
Corporate debt securities	3,264	3,383
Mortgage-backed securities:
Mortgage Backed Security ("MBS"), fixed-rate	2,278
Collateralized mortgage obligations ("CMO"), fixed-rate	6,018	9,062
Total held-to-maturity	$58,767	$28,507
Equity Securities:
Mutual fund	$1,374	$1,500
Total equity securities	$1,374	$1,500
Total investment securities	$109,985	$70,820

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

At September 30, 2022, total gross loans amounted to $810.4 million, a decrease of $103.4 million or 11.3 percent as compared to September 30, 2021. At September 30, 2022, total net loans amounted to $801.9 million, a decrease of $101.1 million or 11.2 percent as compared to September 30, 2021. For the fiscal year ended September 30, 2022, the gross loan portfolio saw declines of $22.8 million in residential mortgage loans, $40.0 million in commercial loans, and $38.8 million in construction and land loans.

The average balance of our total loans decreased $129.3 million, or 13.1 percent, for the fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021, while the average yield on loans increased 2 basis points to 3.72 percent for the fiscal year ended September 30, 2022, from 3.70 percent for the fiscal year ended September 30, 2021. During fiscal year 2022 compared to fiscal year 2021, the volume-related factors contributed to a decrease of interest income on loans of $4.8 million, while the rate-related changes increased interest income by $247,000.

The following table presents information regarding the components of the Company’s loan portfolio (which does not include loans held for sale, except as noted below) on the dates indicated.

	September 30,
	2022	2021	2020	2019	2018
	(In thousands)
Residential mortgage	$175,957	$198,710	$242,090	$220,011	$197,219
Construction and Development:
Residential and commercial	24,362	61,492	65,703	40,346	37,433
Land	550	2,204	3,110	3,420	9,221
Total construction and development	24,912	63,696	68,813	43,766	46,654
Commercial:
Commercial real estate	406,914	426,915	495,398	547,727	498,229
Farmland	11,506	10,297	7,517	7,563	12,066
Multi-family	55,295	66,332	67,767	62,884	45,102
Commercial and industrial	102,703	115,246	116,584	99,747	73,895
Other	13,356	10,954	10,142	4,450	6,164
Total commercial	589,774	629,744	697,408	722,371	635,456
Consumer:
Home equity lines of credit	13,233	13,491	17,128	19,506	14,884
Second mortgages	4,395	5,884	10,711	13,737	18,363
Other	2,136	2,299	2,851	2,030	2,315
Total consumer	19,764	21,674	30,690	35,273	35,562
Total loans	810,407	913,824	1,039,001	1,021,421	914,891
Deferred loan fees and costs, net	537	629	326	663	566
Allowance for loan losses	(9,090)	(11,472)	(12,433)	(10,095)	(9,021)
Loans receivable, net	$801,854	$902,981	$1,026,894	$1,011,989	$906,436

At September 30, 2022, our net loan portfolio totaled $801.9 million or 76.8 percent of total assets. Our principal lending activity has been the origination of residential, commercial, and commercial real estate loans. Through our loan policy, we utilize strict underwriting guidelines to maintain low average loan-to-value (“LTV”) ratios and require maximum gross debt ratios and minimum debt coverage ratios.

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

Residential Lending. Residential mortgage originations are secured primarily by properties located in the Company’s market areas and surrounding areas. At September 30, 2022, $176.0 million, or 21.7 percent, of our total loans in our portfolio consisted of single-family residential mortgage loans.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). Applications for one- to four-family residential mortgage loans are taken by our loan origination officers and are accepted at any of our banking offices and are then referred to the lending department in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three, five or seven years and then adjusts annually. However, due to the low interest rate environment and demand for fixed rate products, we have not originated a significant amount of ARM loans in recent years. At September 30, 2022, $49.8 million, or 28.3 percent, of our one- to four-family residential mortgage loans consisted of ARM loans.

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

Construction and Development Loans. The amount of our outstanding construction and development loans in our portfolio decreased to $24.9 million or 3.0 percent of gross loans at September 30, 2022 from $63.7 million or 7.0 percent of gross loans as of September 30, 2021. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Our construction loans also include single-family residential construction loans which may, if approved, convert to permanent, long-term mortgage loans upon completion of construction (“construction/perm” loans). During the initial or construction phase, these construction/perm loans require payment of interest only, which generally is tied to the prime rate, as the home is being constructed. On residential construction to perm loans the final interest rate is approved upon the earlier of the completion of construction or one year. These loans if approved by the appropriate approving authority, convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans.

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

Our loan portfolio included one loan secured by unimproved real estate and lots (“land loan”), with an outstanding balance of $550,000, constituting 0.1 percent of total loans, at September 30, 2022.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2022, approximately $134,000, or 1.5 percent, of our allowance for loan losses was attributed to construction and development loans. We had no construction and development loans that were non-performing at September 30, 2022 or September 30, 2021. We had no construction and development loans that were performing TDRs at September 30, 2022 or September 30, 2021.

Commercial Lending. At September 30, 2022, our loans secured by commercial real estate amounted to $406.9 million and constituted 50.2 percent of our gross loans at such date. During the fiscal year ended September 30, 2022, the commercial real estate loan portfolio decreased by $20.0 million, or 4.7 percent. During fiscal year 2022, we had no charge-offs of commercial real estate loans, as compared to $11.9 million of charge-offs of commercial real estate loans for fiscal year 2021.

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

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. As of September 30, 2022, there were no non-accruing commercial real estate mortgage loans, other than one commercial real estate mortgage loan held-for-sale that was non-accruing in the amount of $13.3 million. As of September 30, 2022, $6.1 million, or 67.2 percent of our allowance for loan losses, was allocated to commercial real estate mortgage loans. As of September 30, 2022, our commercial real estate loans held in our portfolio that were deemed performing troubled debt restructurings decreased to $594,000 from $12.2 million as of September 30, 2021.

At September 30, 2022, our multi-family loan portfolio included 23 loans with an aggregate book value of $55.3 million secured by multi-family (more than four units) properties, constituting 6.8 percent of our gross loans at such date. As of September 30, 2022, we had no non-accruing multi-family loans.

At September 30, 2022, we had $102.7 million in commercial business loans, or 12.7 percent of gross loans outstanding, in our portfolio. Our commercial business loans generally have been made to small to mid-sized businesses located in our market area. The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we have originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2022, we had no non-accruing commercial loans in our loan portfolio. At such date, approximately $1.0 million, or 10.5 percent of the allowance for loan losses was allocated to commercial business loans.  At September 30, 2022, one commercial business loan totaling $625,000 was deemed a performing troubled debt restructuring loan.

In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location, and physical condition. Generally, our practice is to impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service/debt service) of not less than 120 percent. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value and are reviewed by us prior to the closing of the loan.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $19.8 million or 2.4 percent of our total loan portfolio at September 30, 2022. The largest components of our consumer loans are home equity lines of credit, which amounted to $13.2 million at September 30, 2022, and loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $4.4 million at September 30, 2022. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity lines of credit are variable rate loans tied to LIBOR, treasury, and prime rates. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 15 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that the maximum loan-to-value ratio on our home equity lines of credit is 80 percent when the Bank has the first mortgage. However, the maximum loan-to-value ratio on our home equity lines of credit is reduced to 75 percent when the Bank does not have the first mortgage. At September 30, 2022, the unused portion of our home equity lines of credit was $27.9 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the year ended September 30, 2022, we recovered $57,000 of previously charged-off consumer loans mostly consisting of second mortgage loans, as compared to $129,000 of recoveries, mostly consisting of second mortgage loans during the year ended September 30, 2021. As of September 30, 2022, we had $148,000 of non-accruing second mortgage loans and $20,000 of non-accruing home equity lines of credit, representing a decrease of $133,000 over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2021. At September 30, 2022, $317,000 of our consumer loans were classified as substandard consumer loans. At September 30, 2022, an aggregate of $88,000 of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

The following table presents the contractual maturity of our loans held in our portfolio at September 30, 2022. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	At September 30, 2022, Maturing
		After One
		Years	After Five
	In One Year	Through	Through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
	(In thousands)
Residential mortgage	$222	$5,444	$38,539	$131,752	$175,957
Construction and Development:
Residential and commercial	22,702	1,660	—	—	24,362
Land	—	550	—	—	550
Total construction and development	22,702	2,210	—	—	24,912
Commercial:
Commercial real estate	25,038	245,227	134,879	1,770	406,914
Farmland	—	2,449	9,057	—	11,506
Multi-family	15,487	20,441	19,367	—	55,295
Commercial and industrial	26,655	66,705	3,377	5,966	102,703
Other	8,198	5,158	—	—	13,356
Total commercial	75,378	339,980	166,680	7,736	589,774
Consumer:
Home equity lines of credit	—	845	4,485	7,903	13,233
Second mortgages	532	1,199	2,664	—	4,395
Other	407	1,588	27	114	2,136
Total consumer	939	3,632	7,176	8,017	19,764
Total	$99,241	$351,266	$212,395	$147,505	$810,407
Loans with:
Fixed rates	$22,375	$128,535	$80,279	$86,473	$317,662
Variable rates	76,866	222,731	132,116	61,032	492,745
Total	$99,241	$351,266	$212,395	$147,505	$810,407

For additional information regarding loans, see Note 7 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“ALLL” or “allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance is maintained at an amount considered adequate by management to provide for potential loan losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such qualitative factors as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, value of underlying collateral, the level and trend of interest rates, and peer group statistics are also reviewed. At September 30, 2022, the level of the allowance was $9.1 million as compared to a level of $11.5 million at September 30, 2021. The Company made no loan loss provisions in fiscal year 2022 compared with $11.2 million in fiscal year 2021. Provision expense was higher during the fiscal year ended September 30, 2021, due primarily to four commercial loans that were transferred to held-for-sale. The level of the allowance during the fiscal years of 2022 and 2021 reﬂects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, and loan volume recorded during the periods and the Company’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2022, the allowance amounted to 1.12 percent of total gross loans. In management’s view, the level of the allowance at September 30, 2022 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a ‘‘Forward Looking Statement’’ under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information reasonably available to it, the level of the allowance remains an estimate, which is subject to signiﬁcant judgment and short-term change. The OCC, as an integral part of its examination process, periodically reviews the Company’s allowance. The OCC may require the Company to increase the allowance based on its analysis of information available to it at the time of its examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the State of Pennsylvania. Future adjustments to the allowance may be necessary due to economic factors impacting real estate in the Bank’s market areas and a deterioration of the economic climate, as well as, operating, regulatory and other conditions beyond the Company’s control, including those as a result of COVID-19. The allowance as a percentage of total loans amounted to 1.12 percent and 1.21 percent at September 30, 2022 and 2021, respectively. Net charge-offs were $2.4 million in fiscal year 2022, compared to net charge-offs of $12.1 million in fiscal year 2021. Charge-offs were higher primarily in the commercial and industrial loan portfolio segment in fiscal year 2022.

At September 30, 2022, the Company held one non-accrual commercial real estate loan transferred to held-for-sale with an aggregate book balance of $13.3 million, for which the Company continues to evaluate a sale of this loan.

Five-Year Statistical Allowance for Loan Losses

The following table reﬂects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past ﬁve years.

	September 30,
	2022	2021		2020	2019	2018
	(In thousands)
Average loans outstanding	$854,808	$945,457		$1,026,221	$977,876	$860,366
Total loans at end of period	$810,407	$947,023	(1)	$1,039,001	$1,021,421	$914,891
Analysis of the Allowance of Loan Losses
Balance at beginning of year	$11,472	$12,433		$10,095	$9,021	$8,405
Charge-offs:
Residential mortgage	—	—		—	17	60
Commercial:
Commercial real estate	—	11,930		8,330	1,418	276
Commercial and industrial	2,415	379		—	—	45
Consumer:
Home equity lines of credit	—	—		62	—	—
Second mortgages	106	—		3	45	88
Other	—	4		1	37	2
Total charge-offs	2,521	12,313		8,396	1,517	471
Recoveries:
Residential mortgage	5	41		25	79	58
Construction and Development:
Residential and commercial	—	4		—	—	—
Commercial:
Commercial real estate	75	1		6	23	11
Commercial and industrial	2	2		2	4	4
Consumer:
Home equity lines of credit	1	17		1	1	1
Second mortgages	55	108		88	94	52
Other	1	3		2	11	7
Total recoveries	139	176		124	212	133
Net charge-offs	2,382	12,137		8,272	1,305	338
Provision for loan losses	—	11,176		10,610	2,379	954
Balance at end of year	$9,090	$11,472		$12,433	$10,095	$9,021
Ratio of net charge-offs during the year to average loans outstanding during the year	0.28%	1.28%		0.81%	0.13%	0.04%
Allowance for loan losses as a percentage of total loans at end of year	1.12%	1.21%		1.20%	0.99%	0.99%
(1)	Balance includes loans held for sale.

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

The table below shows, by type of loan, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	September 30,
	2022		2021		2020		2019		2018
		Loans		Loans		Loans		Loans		Loans
		to		to		to		to		to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(In thousands)
Residential mortgage	$708	21.7%	$934	21.8%	$1,667	23.3%	$1,364	21.6%	$1,062	21.6%
Construction and Development:
Residential and commercial	131	3.0	428	6.7	465	6.3	523	3.9	393	4.1
Land loans	3	0.1	15	0.2	23	0.3	20	0.3	49	1.0
Commercial:
Commercial real estate	6,040	50.2	7,043	46.7	8,682	47.7	5,903	53.7	5,031	54.4
Farmland	57	1.4	56	1.1	47	0.7	49	0.7	66	1.3
Multi-family	298	6.8	450	7.3	511	6.5	369	6.2	232	4.9
Commercial and industrial	1,158	12.7	2,221	12.6	578	11.2	615	9.8	443	8.1
Other	55	1.7	54	1.2	51	1.0	21	0.4	24	0.7
Consumer:
Home equity lines of credit	67	1.6	76	1.5	130	1.7	122	1.9	82	1.6
Second mortgages	17	0.5	87	0.6	196	1.0	267	1.3	326	2.0
Other	19	0.3	20	0.3	29	0.3	23	0.2	51	0.3
Total allocated	8,553	100.0	11,384	100.0	12,379	100.0	9,276	100.0	7,759	100.0
Unallocated	537	—	88	—	54	—	819	—	1,262	—
Balance at end of period	$9,090	100.0%	$11,472	100.0%	$12,433	100.0%	$10,095	100.0%	$9,021	100.0%

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

Non-Performing, Past Due Loans and OREO

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

	At September 30,
	2022	2021	2020	2019	2018
	(In thousands)
Non-accrual loans:
Residential mortgage	$585	$879	$2,036	$1,532	$1,817
Commercial:
Commercial real estate	—	—	14,414	—	520
Commercial and industrial	—	2,517	—	—	—
Total commercial	—	2,517	14,414	—	520
Consumer:
Home equity lines of credit	20	23	26	30	34
Second mortgages	148	278	254	259	290
Other	—	—	—	—	26
Total consumer	168	301	280	289	350
Total non-accrual loans	753	3,697	16,730	1,821	2,687
Accruing loans past due 90 days or more	243	—	58	502	374
Total non-performing loans	996	3,697	16,788	2,323	3,061
Other real estate owned	259	4,961	5,796	5,796	—
Total non-performing assets	$1,255	$8,658	$22,584	$8,119	$3,061
Troubled debt restructured loans — performing	$4,979	$17,601	$13,418	$12,170	$18,640

Non-accrual loans, excluding loans held-for-sale, totaled $753,000 at September 30, 2022, and $3.7 million at September 30, 2021. The decrease in non-accrual loans was primarily due a charge-off of $2.4 million related to one non-accrual commercial and industrial loan during the fiscal year and then transferred to OREO at a carrying value of $259,000. The decrease in OREO of $4.7 million at September 30, 2022, compared to September 30, 2021, was attributed to a sale at carrying value and the transfer of a new commercial and industrial loan to OREO during fiscal year 2022 totaling $259,000. Non-accrual loans to total loans were 0.09% and 0.39% at September 30, 2022 and 2021, respectively. The allowance for loan losses to non-accrual loans were 1,207.2% at September 30, 2022 compared to 310.3% at September 30, 2021.

Performing TDR loans were $5.0 million at September 30, 2022, and $17.6 million at September 30, 2021. The decrease is primarily related to two TDR commercial real estate loans totaling $17.1 million that were sold during the fiscal year 2021.

At September 30, 2022, non-performing assets ("NPAs") totaled $1.3 million, or 0.12% of total assets, as compared with $8.7 million, or 0.72% of total assets, at September 30, 2021. The decrease in NPAs is due to the decrease in non-accrual loans and OREO as described above.

Provision for Income Taxes

The Company recorded a $1.9 million income tax expense in fiscal year 2022 compared to a $212,000 income tax benefit in fiscal year 2021. For a more detailed description of income taxes see Note 13 of the Notes to Consolidated Financial Statements.

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

At September 30, 2022, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.20:1.00 at the cumulative one-year position. Based on current rising interest rate environment, that at the current time is estimated to continue through the first half of 2023, emphasis will be on controlling liability costs and duration in our efforts to insulate the net interest spread for a potential future decline in rates.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2022, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The GAP Table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2022, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the GAP Table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Year	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(In thousands)
Interest-earning assets(1):
Loans receivable(2)	$253,251	$50,474	$207,513	$166,576	$131,840	$809,654
Investment securities and restricted securities	14,284	4,110	17,699	34,352	46,644	117,089
Other interest-earning assets	48,590	—	—	—	—	48,590
Total interest-earning assets	316,125	54,584	225,212	200,928	178,484	975,333
Interest-bearing liabilities:
Demand and NOW accounts	17,921	17,921	71,685	71,685	61,607	240,819
Money market accounts	34,117	34,117	136,467	53,338	21,660	279,699
Savings accounts	2,595	2,595	10,378	10,125	29,595	55,288
Certificate accounts	49,315	45,503	47,136	8,068	1,481	151,503
Borrowings	91,667	13,333	—	—	—	105,000
Total interest-bearing liabilities	195,615	113,469	265,666	143,216	114,343	832,309
Interest-earning assets less interest- bearing liabilities	$120,510	$(58,885)	$(40,454)	$57,712	$64,141	$143,024
Cumulative interest-rate sensitivity gap(3)	$120,510	$61,625	$21,171	$78,883	$143,024
Cumulative interest-rate gap as a percentage of total assets at September 30, 2022	11.54%	5.90%	2.03%	7.55%	13.69%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2022	161.61%	119.94%	103.68%	110.99%	117.18%

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

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

The table below sets forth as of September 30, 2022 and 2021 the estimated changes in our NPV that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2022			As of September 30, 2021
		Dollar	Percentage		Dollar	Percentage
Changes in Interest Rates		Change from	Change from		Change from	Change from
(basis points)(1)	Amount	Base	Base	Amount	Base	Base
	(In thousands)
+300	$203,397	$15,661	8%	$152,219	$(11,099)	(7)%
+200	205,164	17,429	9	158,876	(4,442)	(3)
+100	199,001	11,266	6	162,206	(1,112)	(1)
0	187,836	—	—	163,318	—	—
-100	174,443	(13,293)	(7)	177,047	13,729	8

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2022.

	Net Interest
Changes in Interest Rates in Basis Points (Rate Shock)	Income	$ Change	% Change
	(In thousands)
200	$33,953	$1,281	4%
100	33,509	837	3
Static	33,099	427	1
(100)	31,644	(1,028)	(3)

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

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including loans held for sale, investment securities available-for-sale and interest rate swaps. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

At September 30, 2022, the Company had $53.3 million in cash and cash equivalents compared to $136.6 million at September 30, 2021. The decrease in cash and cash equivalents year over year was due to decreased deposits to $785.3 million at September 30, 2022 from $938.2 million at September 30, 2021 combined with an increase in investment securities to $110.0 million at September 30, 2022 from $70.8 million at September 30, 2021. In fiscal year 2021,  ~~t~~ he Company decided to build liquidity during the economic downturn, with the cash received from loan paydowns and payoffs throughout the year.

Deposits

Total deposits decreased to $785.3 million at September 30, 2022, from $938.2 million at September 30, 2021. Total interest-bearing deposits decreased from $884.3 million at September 30, 2021, to $727.3 million at September 30, 2022, a decrease of $157.0 million or 17.8 percent. Time deposits $250,000 and over increased $46.5 million at September 30, 2022, as compared to September 30, 2021, and represented 41.6 percent of total time deposits at September 30, 2022, compared to 14.8 percent at September 30, 2021. We had brokered deposits totaling $9.1 million at September 30, 2022, compared to $6.1 million at September 30, 2021.

The Company continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base.

The following table depicts the Company’s deposits classified by interest rates with percentages to total deposits at September 30, 2022 and 2021:

	September 30,		September 30,
	2022		2021		Dollar
	Amount	Percentage	Amount	Percentage	Change
	(In thousands)
Balances by types of deposit:
Savings	$55,288	7.0%	$50,582	5.4%	$4,706
Money market accounts	279,699	35.6	385,480	41.1	(105,781)
Interest bearing demand	240,819	30.7	336,645	35.9	(95,826)
Non-interest bearing demand	58,014	7.4	53,849	5.7	4,165
	$633,820	80.7	$826,556	88.1	$(192,736)
Certificates of deposit	151,503	19.3	111,603	11.9	39,900
Total	$785,323	100.0%	$938,159	100.0%	$(152,836)

At September 30, 2022, our certificates of deposit and other time deposits with a balance of $250,000 or more amounted to $63.0 million, of which $47.7 million are scheduled to mature within twelve months. At September 30, 2022, the weighted average remaining maturity of our certificate of deposit accounts was 7.9 months. The following table presents the maturity of our certificates of deposit and other time deposits with balances of $250,000 or more at September 30, 2022.

Amount
(In thousands)
Maturity Period:
Three months or less	$13,130
Over three months through six months	18,512
Over six months through twelve months	16,083
Over twelve months	15,322
Total	$63,047

Borrowings

Borrowings from the FHLB of Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2022 and 2021, the Company’s outstanding balance of FHLB advances totaled $80.0 million and $90.0 million, respectively. The $80.0 million in advances as of September 30, 2022 represents two short-term FHLB advances of fixed-rate borrowing with rollover of 90 days and three additional short term-borrowings.

During both fiscal year 2022 and 2021, the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing and financing activities. During the fiscal year ended September 30, 2022, cash and cash equivalents decreased by $83.3 million from the balance at September 30, 2021 of $136.6 million. Net cash of $5.9 million was provided by operating activities in fiscal year 2022 compared to net cash of $14.8 million provided by operating activities in fiscal year 2021. Net cash provided by investing activities amounted to $73.6 million in fiscal year 2022 compared to net cash provided by investing activities of $58.0 million in fiscal year 2021. Net cash of $162.9 million was used in financing activities in fiscal year 2022 compared to net cash of $2.4 million provided by financing activities in fiscal year 2021.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In thousands)
Commitments to extend credit:(1)
Future loan commitments	$12,585	$32,889
Undisbursed construction loans	9,285	12,672
Undisbursed home equity lines of credit	27,942	25,722
Undisbursed commercial lines of credit	80,535	86,842
Overdraft protection lines	1,482	1,549
Standby letters of credit	7,742	9,026
Total commitments	$139,571	$168,700

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Shareholders’ Equity

Total shareholders’ equity amounted to $146.4 million, or 14.0 percent of total assets at September 30, 2022, compared to $142.2 million, or 11.8 percent of total assets at September 30, 2021. Book value per common share was $19.18 at September 30, 2022, compared to $18.65 at September 30, 2021.

Capital

The Bank’s capital ratios as of September 30, 2022 and September 30, 2021, are as follows:

					To Be Well
					Capitalized
					Under Prompt		Excess Over
			Required for Capital		Corrective		Well-Capitalized
	Actual		Adequacy Purposes		Action Provisions		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:	(Dollars in thousands)
Tier 1 leverage (core) capital (to adjusted tangible assets)	$166,340	16.30%	$40,820	4.00%	$51,025	5.00%	$115,315	11.30%
Common equity Tier 1 (to risk-weighted assets)	160,340	19.27	38,836	4.50	56,096	6.50	110,244	12.77
Tier 1 risk-based capital (to risk-weighted assets)	166,340	19.27	51,751	6.00	69,042	8.00	97,298	11.27
Total risk-based capital (to risk-weighted assets)	175,512	20.34	69,042	8.00	86,302	10.00	89,210	10.34
As of September 30, 2021:
Tier 1 leverage (core) capital (to adjusted tangible assets)	$157,518	13.14%	$47,946	4.00%	$59,933	5.00%	$97,585	8.14%
Common equity Tier 1 (to risk-weighted assets)	157,518	16.13	43,934	4.50	63,460	6.50	94,058	9.63
Tier 1 risk-based capital (to risk-weighted assets)	157,518	16.13	58,579	6.00	78,105	8.00	79,413	8.13
Total risk-based capital (to risk-weighted assets)	169,072	17.32	78,105	8.00	97,632	10.00	71,440	7.32

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

Technological changes will have a material impact on how ﬁnancial service companies compete for and deliver services and products. It is recognized that these changes will have a direct impact on how the marketplace is approached and ultimately on proﬁtability. The Company has taken steps to improve its traditional delivery channels. However, continued success will likely be measured by the Company’s ability to anticipate and react to future technological changes.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Malvern Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Statement of Financial Condition of Malvern Bancorp, Inc. and subsidiaries (the Company) as of September 30, 2022, the related Consolidated Statements of Operations, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year ended September 30, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As described in Notes 2 and 7 to the financial statements, the Company has recorded an allowance for loan losses in the amount of $9.1 million as of September 30, 2022, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date.  The allowance is established as losses are estimated to have occurred through a provision (credit) for loan losses charged to earnings.

The determination of the allowance for loan losses requires significant judgment by management including the determination of qualitative adjustments to historical loss experience.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures to evaluate management’s estimates of the allowance for loan losses included tests of the following:

●	Management’s determination of general reserves, including determination of historical loss experience and qualitative adjustments to historical loss experience.
●	The accuracy of management’s calculation of the allowance for loan losses, including relevant internal controls

We have served as the Company's auditor since 2022.

/s/ Wolf & Company, P.C.

 Boston, Massachusetts

 December 27, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Malvern Bancorp, Inc. and Subsidiaries (the Company) as of September 30, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Company's auditor from 2018 to 2022.

Allentown, Pennsylvania

 January 10, 2022

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,
	2022	2021
	(Dollars in thousands, except share data)
Assets
Cash and due from depository institutions	$4,677	$99,670
Interest bearing deposits in depository institutions	48,590	36,920
Cash and Cash Equivalents	53,267	136,590
Investment securities available for sale, at fair value (amortized cost of $57,895 and $40,756 at September 30, 2022 and 2021, respectively)	49,844	40,813
Equity Securities, at fair value	1,374	1,500
Investment securities held to maturity, at cost (fair value of $50,266 and $28,913 at September 30, 2022 and 2021, respectively)	58,767	28,507
Restricted stock, at cost	7,104	7,776
Loans held-for-sale, at fair value (amortized cost of $13,780 and $33,199 at September 30, 2022 and 2021, respectively)	13,780	33,199
Loans receivable, net of allowance for loan losses of $9,090 and $11,472 at September 30, 2022 and 2021, respectively	801,854	902,981
Other real estate owned	259	4,961
Accrued interest receivable	4,252	3,512
Property and equipment, net	5,231	5,777
Deferred income taxes, net	3,722	3,530
Bank-owned life insurance	26,233	26,056
Other assets	18,673	13,941
Total Assets	$1,044,360	$1,209,143
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$58,014	$53,849
Interest-bearing	727,309	884,310
Total Deposits	785,323	938,159
FHLB advances	80,000	90,000
Subordinated debt	25,000	24,934
Advances from borrowers for taxes and insurance	1,002	1,022
Accrued interest payable	543	572
Other liabilities	6,047	12,288
Total Liabilities	897,915	1,066,975
Commitments and Contingencies (see note 15 and 16)
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,828,344 and 7,633,828 shares issued and outstanding, respectively, at September 30, 2022 and 7,816,832 and 7,622,316 shares issued and outstanding, respectively, at September 30, 2021	76	76
Additional paid-in-capital	85,917	85,524
Retained earnings	67,247	60,296
Unearned Employee Stock Ownership Plan (ESOP) shares	(756)	(901)
Accumulated other comprehensive (loss) income	(3,176)	36
Treasury stock, at cost: 194,516 shares at September 30, 2022 and September 30, 2021, respectively	(2,863)	(2,863)
Total Shareholders’ Equity	146,445	142,168
Total Liabilities and Shareholders’ Equity	$1,044,360	$1,209,143

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2022	2021
	(Dollars in thousands, except share data)
Interest and Dividend Income
Loans, including fees	$31,832	$36,370
Investment securities, taxable	2,181	1,449
Investment securities, tax-exempt	394	107
Dividends, restricted stock	342	459
Interest-bearing deposits	250	31
Total Interest and Dividend Income	34,999	38,416
Interest Expense
Deposits	3,534	6,748
Short-term borrowings	4	48
Long-term borrowings	776	2,029
Subordinated debt	1,371	1,531
Total Interest Expense	5,685	10,356
Net Interest Income	29,314	28,060
Provision for Loan Losses	—	11,176
Net Interest Income after Provision for Loan Losses	29,314	16,884
Other Income
Service charges and other fees	1,237	1,323
Rental income	196	217
Net gains on sale and call of available-for-sale securities	—	779
Net gains on sale of loans	100	788
Earnings on bank-owned life insurance	794	656
Total Other Income	2,327	3,763
Other Expense
Salaries and employee benefits	9,393	9,143
Occupancy expense	2,138	2,198
Federal deposit insurance premium	277	313
Advertising	129	109
Data processing	1,259	1,267
Professional fees	3,831	3,178
Other real estate owned expense, net	305	866
Pennsylvania shares tax	592	678
Other operating expenses	4,842	3,199
Total Other Expenses	22,766	20,951
Income (Loss) before income tax expense	8,875	(304)
Income tax expense (benefit)	1,924	(212)
Net Income (Loss)	$6,951	$(92)
Earnings (loss) Per Common Share:
Basic	$0.92	$(0.01)
Diluted	$0.92	$(0.01)
Weighted Average Common Shares Outstanding
Basic	7,563,648	7,537,408
Diluted	7,564,212	7,538,116

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2022	2021
Net Income (Loss)	$6,951	$(92)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding (losses) gains on available-for-sale securities	(8,107)	950
Tax effect	1,702	(199)
Net of tax amount	(6,405)	751
Reclassification adjustment for net gains arising during the period(1)	—	(779)
Tax effect	—	163
Net of tax amount	—	(616)
Adjustment for loss recorded on replacement of derivative	—	(9)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	8	4
Tax effect	(8)	(1)
Net of tax amount	—	3
Fair value adjustment on derivatives	4,050	1,258
Tax effect	(857)	(263)
Net of tax amount	3,193	995
Total other comprehensive (loss) income	(3,212)	1,124
Total comprehensive income	$3,739	$1,032

(1)	Amounts are included in net gains on sale and call of available-for-sale securities on the Consolidated Statements of Operations in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended September 30, 2022 and 2021

					Accumulated
		Additional		Unearned	Other		Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Equity
	(In thousands, except share data)
Balance, October 1, 2020	$76	$85,127	$60,388	$(1,047)	$(1,088)	$(2,863)	$140,593
Net Loss	—	—	(92)	—	—	—	(92)
Other comprehensive income	—	—	—	—	1,124	—	1,124
Committed to be released ESOP shares (14,400 shares)	—	102	—	146	—	—	248
Stock based compensation	—	295	—	—	—	—	295
Balance, September 30, 2021	$76	$85,524	$60,296	$(901)	$36	$(2,863)	$142,168
Net Income	—	—	6,951	—	—	—	6,951
Other comprehensive loss	—	—	—	—	(3,212)	—	(3,212)
Committed to be released ESOP shares (14,400 shares)	—	86	—	145	—	—	231
Stock based compensation	—	307	—	—	—	—	307
Balance, September 30, 2022	$76	$85,917	$67,247	$(756)	$(3,176)	$(2,863)	$146,445

See notes to consolidated financial statements.

Malvern Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$6,951	$(92)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	627	630
Provision for loan losses	—	11,176
Deferred income taxes expense	597	150
ESOP expense	231	248
Stock based compensation	307	223
Amortization of premiums and discounts on investment securities, net	388	184
Amortization of loan origination fees and costs	133	(304)
Amortization of mortgage service rights	(4)	28
Amortization of subordinated debt issuance costs	66	158
Net gain on sale and call of investment securities available for sale	—	(779)
Net gain on sale of secondary market loans	(100)	(788)
Proceeds on sale of secondary market loans	5,627	21,910
Originations of secondary market loans	(5,527)	(21,122)
Valuation write down of other real estate owned	198	835
Earnings on bank-owned life insurance	(794)	(656)
(Increase) decrease in accrued interest receivable	(740)	165
Decrease in accrued interest payable	(29)	(156)
Operating lease liability payments	(531)	(893)
Amortization of right of use asset	529	841
Change in fair value of equity securities	126	23
Decrease in other liabilities	(5,710)	(360)
Decrease in other assets	3,555	3,335
Net Cash Provided by Operating Activities	5,900	14,756
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	(18,808)	(29,325)
Sales	—	17,297
Maturities, calls and principal repayments	1,676	2,178
Investment securities held-to-maturity:
Purchases	(35,031)	(24,336)
Maturities, calls and principal repayments	4,434	10,646
Proceeds from sale of loans held for sale	18,900	—
Net decrease in loans	101,254	79,841
Proceeds from death benefit on bank-owned life insurance	617	—
Net decrease in restricted stock	672	1,846
Proceeds from sales and disposals of property and equipment	—	42
Purchases of property and equipment	(81)	(175)
Net Cash Provided by Investing Activities	73,633	58,014
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(152,836)	47,253
Proceeds for short-term borrowings	20,000	—
Proceeds for long-term borrowings	200,000	300,000
Repayment of long-term borrowings	(230,000)	(340,000)
Repayment of other borrowed money	—	(4,225)
(Decrease) in advances from borrowers for taxes and insurance	(20)	(719)
Net proceeds from issuance of common stock	—	72
Net Cash (Used in) Provided by Financing Activities	(162,856)	2,381
Net (Decrease) Increase in Cash and Cash Equivalents	(83,323)	75,151
Cash and Cash Equivalent – Beginning	136,590	61,439
Cash and Cash Equivalent – Ending	$53,267	$136,590
Supplementary Cash Flows Information
Interest paid	$5,714	$10,511
Non-cash transfer of loans to OREO	$259	$33,199
Income taxes paid	$—	$2,372
Non-cash proceeds from sale of OREO	$4,676	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank conducts business from its headquarters in Paoli, Pennsylvania, a suburb of Philadelphia, and through its nine other banking locations in Chester and Delaware counties, Pennsylvania, Morristown, New Jersey, its New Jersey regional headquarters and Palm Beach, Florida. The Bank also maintains one representative office in Allentown, Pennsylvania. The Bank’s primary market niche is providing personalized service to its client base.

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

•	The Bank owns 100 percent of Joliet 55 LLC, an Illinois limited liability company. Joliet 55 LLC held an other real estate owned (“OREO”) asset, which was subsequently sold in October 2022.

•	The Bank owns a 10 percent non-controlling interest in Bell Rock Capital, LLC (“Bell Rock”), an investment advisor registered with the SEC.

•	The Bank owns a 3.1 percent non-controlling interest in Bankers Settlement Services Capital Region, LLC, a Pennsylvania limited liability company which acts as a title insurance agent or agency.

The banking industry is highly regulated. The Bank is supervised by the Office of the Comptroller of the Currency (the “OCC”), and the Company is supervised by the Board of Governors of the Federal Reserve Board (the “FRB”).

Subsequent Events

The Company evaluates events and transactions that occur after the statement of financial condition as of September 30, 2022 and through the date these consolidated financial statements are being issued for potential recognition and disclosure in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the statement of financial condition date are recognized in the audited consolidated financial statements as of September 30, 2022.

On December 13, 2022, Malvern Bancorp, Malvern Bank and First Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and subject to the terms and conditions of the Merger Agreement, Malvern Bancorp will merge with and into First Bank immediately followed by the merger of Malvern Bank with and into First Bank, with First Bank continuing as the surviving corporation in each case (collectively, the “Merger”). The Merger Agreement was unanimously approved by the board of directors of each of First Bank, Malvern Bancorp and Malvern Bank.

At the effective time of the Merger, each share of common stock of Malvern Bancorp will be converted into the right to receive $7.80 in cash and 0.7733 shares of common stock, par value $5.00 per share, of First Bank, subject to adjustment in accordance with the terms of the Merger Agreement if Malvern's adjusted shareholders' equity as of the tenth day prior to the closing of the Merger does not equal or exceed $140,000,000.

The Merger is expected to be completed in the second quarter of 2023, subject to shareholder and regulatory approval and other customary closing conditions.

Commercial Loan Foreclosure

The court entered into a Judgment of Foreclosure with respect to a commercial real estate loan held for sale at a carrying value of $13.3 million (i) directing the sale the property at public auction prior to December 13, 2023, (ii) upon sale of the property, directing the payment to Malvern of the sum of approximately $17.2 million plus interest at the note rate from September 16, 2022 through December 14, 2022 and at the statutory rate of 9% thereafter through the date of the foreclosure sale, (iii) directing that Malvern pay the transfer of the foreclosure sale and (iv) if Malvern is the successful bidder, directing that Malvern must place the property back on the market for sale or leasing within 180 day of the foreclosure sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2022 and 2021 include the accounts of Malvern Bancorp, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. During the quarter-ended September 30, 2021, the Company identified and corrected an immaterial error totaling approximately $350 thousand related to an adjustment to non-accrued interest on charged off loans.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term, are used in connection with the determination of the allowance for loan losses, the valuation of the Company’s deferred tax assets and the fair value of financial instruments.

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

Operating, Accounting and Reporting Considerations related to COVID-19

COVID-19 has negatively impacted the global economy. In response to the crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight COVID-19 and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Under Section 4013 of the CARES Act and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19, are not considered to be troubled debt restructurings (“TDRs”). Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to COVID-19.

•

Paycheck Protection Program – The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administrated directly by the Small Business Administration (“SBA”).

Also in response to COVID-19, the Board of Governors of the FRB, FDIC, NCUA, OCC, and CFPB, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Since then, COVID-19 evolved and mutated, including through its variants, and adversely affected, and may continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 included restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. While most of these restrictions have been loosened, these same or new restrictions may be implemented again. Although vaccines for COVID-19 have largely been made available in the U.S., the ultimate efficacy of the vaccines will depend on various factors, including, without limitation, the number of people who receive the vaccines as well as the vaccines’ effectiveness against contracting and spreading COVID-19 and any of its existing or new variants. The spread of the outbreak caused significant disruptions to the U.S. economy and disrupted the financial industry and real estate markets in the areas in which the Company operates, and it may continue to do so.

On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020, and as of September 30, 2022 the range was 0 percent to 0.25 percent. As mentioned in further detail in this Report, our net interest income is influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the monetary policy of the Federal Open Market Committee. We are unable to predict changes in market interest rates, including the targeted federal funds interest rate, which are affected by many factors beyond our control.

On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. Although the CARES Act provided some relief to individuals, families and businesses, the negative impact of COVID-19 remains.  The effects of COVID-19 may materially and adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with COVID-19 will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including, without limitation, estimates regarding expected loan losses on loans receivable, market values of loans held-for-sale, and other-than-temporary impairment of investment securities.

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law and has been subsequently extended. The $900 billion relief package included legislation that extended certain relief provisions of the CARES Act that were set to expire until 60 days following notice of termination or January 11, 2023.

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

Generally, the Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, in light of the shift to an ample reserves regime. This action eliminates the need for thousands of depository institutions to maintain balances in accounts at Reserve Banks to satisfy reserve requirements, thereby freeing up liquidity in the banking system to support lending to households and businesses. Therefore, at September 30, 2022 and 2021, there were no reserve requirements with the Federal Reserve Bank of Philadelphia.

Investment Securities

Held-to-maturity (“HTM”) are securities that includes debt securities that the Company has the positive intent and the ability to hold to maturity. These securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2022 and 2021, the Company had no investment securities classified as trading. Equity investment securities, made up of mutual funds for Community Reinvestment Act (CRA) qualified investments, are stated at fair value with any changes in fair value reported in non-interest income. Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase. Premiums and discounts on securities are amortized using level yield method over the remaining lives of the securities with the exception of premiums on callable debt securities which are amortized to the earliest call date.

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

Allowance for Loan Losses

The allowance for loan losses ("ALLL", or "allowance") represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment or collateral recovery of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are generally charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance is maintained at a level considered adequate to provide for losses that can be reasonably estimated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

Another key assumption is the loss emergence period (“LEP”), which represents the historical data period utilized to calculate loss rates. We used 1 year for our LEP for all loan portfolio segments which encompasses our relevant loss experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s market area and surrounding areas. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years. We also offer adjustable-rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, five or seven years and then adjusts annually.

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

In underwriting one- to four-family residential mortgage loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers reviewed and approved by the Bank’s third-party appraisal management companies. The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by the Federal Home Loan Mortgage Company, or Freddie Mac, and the Federal National Mortgage Association, or Fannie Mae. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Troubled Debt Restructurings

Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate, TDRs are considered impaired loans.

We do not accrue interest on loans that were non-accrual prior to the TDR until they have performed in accordance with their restructured terms for a period of at least six months. We continue to accrue interest on TDRs which were performing in accordance with their terms prior to the restructure and continue to perform in accordance with their restructured terms. Management evaluates the ALLL with respect to TDRs under the same policy and guidelines as all other performing loans are evaluated with respect to the ALLL.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Restricted Stock

Restricted stock represents required investments in the common stock of correspondent banks and is carried at cost. As of September 30, 2022 and 2021, restricted stock consists of the common stock of the Federal Reserve Bank, FHLB and Atlantic Community Bankers Bank (“ACBB”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

During the years ended September 30, 2022 and 2021, there were net repurchases of restricted stock of $672,000 and $1.8 million, respectively. Also, as of September 30, 2022 and 2021, the number of outstanding restricted shares was 97,339 and 103,793, respectively. There were approximately $342,000 and $459,000 of dividends on restricted stock received or recognized in interest and dividend income for fiscal years 2022 and 2021, respectively.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company accounts for certain participation interests in commercial loans receivable (loan participation agreements) sold as a sale of financial assets pursuant to Accounting Standards Codification ("ASC") 860, Transfers and Servicing. Loan participation agreements that meet the sale criteria under ASC 860 are derecognized from the Consolidated Statement of Financial Condition at the time of transfer. If the transfer of loans subject to loan participation does not meet the sale criteria or participating interest criteria under ASC 860, the transfer is accounted for as a secured borrowing and the loan is not de-recognized and a participating liability is recorded in the Consolidated Statements of Financial Condition.

Bank-Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies and death benefits in excess of cash surrender value, are included in other income in the statements of operations.

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $121,000 and $77,000 for fiscal years 2022 and 2021, respectively.

The Company also maintains a fully funded and frozen Supplemental Executive and a Director Retirement Plan (together, the “Plans”). The accrued amount for the Plans included in other liabilities was $631,000 and $709,000 at September 30, 2022 and 2021, respectively. Distributions from the Plan for each of the fiscal years 2022 and 2021 were $78,000 and $79,000, respectively. The expense associated with the Plans was $12,000 and $4,000 for each of the years ended September 30, 2022 and 2021, respectively.

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

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in other income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged. To determine fair value, the Company uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date. The Company does not use derivative instruments for speculative purposes.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as other income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

There were no swap fees recognized through the Bank’s commercial loan hedging program during fiscal year 2022 and 2021.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $129,000 and $109,000 in fiscal years 2022 and 2021, respectively.

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

For securities transferred from available for sale to held to maturity, the Company records the amortization and/or accretion of unrealized holding losses at the date of transfer on such investment securities, in accumulated other comprehensive (loss) income.

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

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated statements of financial condition.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in other income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.  Servicing is retained at the Bank for loans sold in the secondary market and are placed as a mortgage servicing asset on the consolidated statement of financial condition. Loans held-for-sale totaled $13.8 million and $33.2 million at September 30, 2022 and 2021, respectively. Fair value on these loans is determined based on the terms of the loan appraised value of loan collateral, such as interest rate, maturity date, reset term, as well as sales of similar assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Treasury stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Leases

The Company accounts for its leases in accordance with Financial Accounting Standards Board (“FASB”) ASC 842 - Leases. Most of our leases are recognized on the consolidated statement of financial condition by recording a right-of-use asset and lease liability for each lease, which are included in other assets/liabilities. The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments. The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

As a lessee, the Company enters into operating leases for certain bank branches, office space, and office equipment. The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments, which include renewal options where management is reasonably certain they will be exercised. The net present value is determined using the incremental borrowing rate based on the FHLB liquidity and funding rates at commencement date. The right-of-use asset is measured at the amount of the lease liability adjusted for any prepaid rent, lease incentives and initial direct costs incurred. The right-of-use asset and lease liability are amortized over the individual lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements Yet to Be Adopted

Credit Losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied currently will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  As amended, ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements. Although no financial impacts have been determined the Company expects this ASU to have a significant impact on the methodology for calculating the ALLL.

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

Derivatives and Hedging. In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method.  This update will allow non-prepayable financial assets to be included in a closed portfolio hedge using the portfolio method, rather than only prepayable assets. It also allows entities to hedge multiple layers rather than just a single layer of closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The guidance is effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the effects, if any, that the adoption of this amendment will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Non-Interest Income

On October 1, 2018, the Company adopted the amendments of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Some sources of revenue included within non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	Year Ended September 30,
(In thousands)	2022	2021
Rental income	$196	$217
Net gains on sale and call of investments	—	779
Net gains on sale of loans	100	788
Earnings on bank-owned life insurance	794	656
Non-interest income within the scope of other GAAP topics	1,090	2,440
ATM fees	8	13
Credit card fee income	27	22
DDA fee income	113	91
DDA service fees	100	90
Debit card fees	295	283
Other loan fee income	518	574
Other fee income	169	242
Other non-interest income	7	8
Non-interest income from contracts with customers	1,237	1,323
Total Non-interest Income	$2,327	$3,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares. For the fiscal year ended September 30, 2022, the Company granted a total of 13,848 restricted shares, which are considered CSEs, and options to acquire a total of 6,000 shares of common stock were granted. For the fiscal year ended September 30, 2021, the Company granted a total of 12,363 restricted shares, which are considered CSEs, and options to acquire a total of 7,000 shares of common stock were granted.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
(In thousands, except share data)	2022	2021
Net Income (loss)	$6,951	$(92)
Weighted average shares outstanding	7,627,992	7,616,151
Average unearned ESOP shares	(64,344)	(78,743)
Basic weighted average shares outstanding	7,563,648	7,537,408
Plus: effect of dilutive options and restricted stock	564	708
Diluted weighted average common shares outstanding	7,564,212	7,538,116
Earnings (loss) per share:
Basic	$0.92	$(0.01)
Diluted	$0.92	$(0.01)

Note 5 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan, which bears an interest rate of five percent, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP. Shares are released to participants proportionately as the ESOP loan is repaid. During each of the years ended September 30, 2022 and 2021, there were 14,400 shares committed to be released. At September 30, 2022, there were 57,165 unallocated shares and 202,053 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $821,000 at September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities

The Company’s investment in debt securities are classified as available-for-sale or held-to-maturity at September 30, 2022 and 2021. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity. Equity securities are stated at fair value with any changes in fair value reported in non-interest income.

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

The following tables present information related to the Company’s investment securities at September 30, 2022 and 2021.

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$—	$(1,420)	$3,580
State and municipal obligations	12,014	—	(2,354)	9,660
Single issuer trust preferred security	1,000	—	(54)	946
Corporate debt securities	35,990	—	(3,862)	32,128
MBS Securities	2,403	—	(316)	2,087
U.S. Treasury	1,488	—	(45)	1,443
Total	$57,895	$—	$(8,051)	$49,844
Investment Securities Held-to-Maturity:
U.S. government agencies	$29,190	$—	$(4,907)	$24,283
State and municipal obligations	18,017	—	(2,526)	15,491
Corporate debt securities	3,264	—	(96)	3,168
Mortgage-backed securities:
MBS	2,278	—	(489)	1,789
Collateralized mortgage obligations, fixed-rate	6,018	—	(483)	5,535
Total	$58,767	$—	$(8,501)	$50,266
Equity Securities
Mutual funds	1,500	—	(126)	1,374
Total Mutual funds	1,500	—	(126)	1,374
Total investment securities	$118,162	$—	$(16,678)	$101,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$—	$(7)	$4,993
State and municipal obligations	2,767	1	(3)	2,765
Single issuer trust preferred security	1,000	—	(125)	875
Corporate debt securities	31,989	243	(52)	32,180
Total	$40,756	$244	$(187)	$40,813
Investment Securities Held-to-Maturity:
U.S. government agencies	$10,000	$11	$—	$10,011
State and municipal obligations	6,062	104	(49)	6,117
Corporate debt securities	3,383	224	—	3,607
Mortgage-backed securities:
Collateralized mortgage obligations, fixed-rate	9,062	129	(13)	9,178
Total	$28,507	$468	$(62)	$28,913
Equity Securities
Mutual funds	1,500	—	—	1,500
Total Mutual funds	1,500	—	—	1,500
Total investment securities	$70,763	$712	$(249)	$71,226

For fiscal year 2022, there were no sales of available-for-sale investment securities. During the same period, $1.8 million of available-for-sale investment securities and $4.4 million of held-to-maturity investment securities were called or matured. For fiscal year 2021 proceeds of available-for-sale investment securities sold amounted to $17.3 million. There were gains of $779,000 associated with these sales.  During the same period, $2.2 million of available-for-sale investment securities and $10.6 million of held-to-maturity investment securities were matured or called.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2022, and 2021.

	September 30, 2022
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$—	$—	$3,580	$(1,420)	$3,580	$(1,420)
State and municipal obligations	9,660	(2,354)	—	—	9,660	(2,354)
Single issuer trust preferred security	—	—	946	(54)	946	(54)
Corporate debt securities	26,717	(3,273)	5,411	(589)	32,128	(3,862)
MBS Securities	2,087	(316)	—	—	2,087	(316)
U.S. Treasury Note	1,443	(45)	—	—	1,443	(45)
Total	$39,907	$(5,988)	$9,937	$(2,063)	$49,844	$(8,051)
Investment Securities Held-to-Maturity:
U.S. government agencies	$18,662	$(3,028)	$5,621	$(1,879)	$24,283	$(4,907)
State and municipal obligations	15,491	(2,526)	-	-	15,491	(2,526)
Corporate securities	3,167	(96)	-	-	3,167	(96)
Mortgage-backed securities:
MBS	-	-	1,789	(489)	1,789	(489)
CMO, fixed-rate	5,536	(483)	-	-	5,536	(483)
Total	$42,856	$(6,133)	$7,410	$(2,368)	$50,266	$(8,501)
Equity Securities
Mutual funds	1,500	(126)	—	—	1,374	(126)
Total Mutual funds	1,500	(126)	—	—	1,374	(126)
Total investment securities	$84,263	$(12,247)	$17,347	$(4,431)	$101,484	$(16,678)

	September 30, 2021
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$4,993	$(7)	$—	$—	$4,993	$(7)
State and municipal obligations	1,819	(3)	—	—	1,819	(3)
Single issuer trust preferred security	—	—	875	(125)	875	(125)
Corporate debt securities	8,475	(25)	2,973	(27)	11,448	(52)
Total	$15,287	$(35)	$3,848	$(152)	$19,135	$(187)

As of September 30, 2022, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments.

As of September 30, 2022, the Company's available for sale securities had a 13.9 percent decrease in value from amortized cost. As of September 30, 2022, the Company held fourteen corporate securities, eleven state and municipal obligations, one single issuer trust preferred security, one US agency security, one US Treasury Note and one mortgage-backed security that were in an unrealized loss position. The Company does not intend to sell and expects that it is not more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2022, represents other-than-temporary impairment. The decrease in market value is primarily due to an increase in overall in interest rates, primarily the recent FED interest rate hikes.

Investment securities having a carrying value of $2.1 million and $2.9 million at September 30, 2022 and September 30, 2021, respectively, were pledged to secure public deposits. At September 30, 2022 , $9.8 million were pledged to secure prospective FRB discount window borrowings. At September 30, 2022 and 2021, no investment securities were pledged to secure hedges. In addition, no investment securities were pledged to secure short-term borrowings of FHLB borrowings at September 30, 2022 and September 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment Securities (Continued)

The following table presents information for investment securities at September 30, 2022, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2022
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$—	$—
Due after one year through five years	6,218	5,946
Due after five years through ten years	32,810	29,272
Due after ten years	16,464	12,539
Mortgage-backed securities:
MBS	2,403	2,087
Total	$57,895	$49,844
Investment Securities Held-to-Maturity:
Due in one year or less	$4,441	$4,420
Due after one year through five years	11,435	11,091
Due after five years through ten years	3,117	2,593
Due after ten years	31,478	24,838
Mortgage-backed securities:
MBS	2,278	1,789
Collateralized mortgage obligations, fixed-rate	6,018	5,535
Total	$58,767	$50,266
Equity Securities
Mutual funds
Due in one year or less	$1,000	$874
Due after five years through ten years	500	500
Total	1,500	1,374
Total investment securities	$118,162	$101,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio, excluding loans held-for-sale, consisted of the following at the dates indicated:

	September 30,
	2022	2021
	(In thousands)
Residential mortgage	$175,957	$198,710
Construction and Development:
Residential and commercial	24,362	61,492
Land	550	2,204
Total Construction and Development	24,912	63,696
Commercial:
Commercial real estate	406,914	426,915
Farmland	11,506	10,297
Multi-family	55,295	66,332
Commercial and industrial	102,703	115,246
Other	13,356	10,954
Total Commercial	589,774	629,744
Consumer:
Home equity lines of credit	13,233	13,491
Second mortgages	4,395	5,884
Other	2,136	2,299
Total Consumer	19,764	21,674
Total loans	810,407	913,824
Deferred loan fees and cost, net	537	629
Allowance for loan losses	(9,090)	(11,472)
Total loans receivable, net	$801,854	$902,981

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended September 30, 2022 and 2021.

	Year Ended September 30, 2022
		Construction and
		Development		Commercial					Consumer
									Home
									Equity
		Residential		Commercial			Commercial		Lines
	Residential	and		Real		Multi-	and		of	Second
	Mortgage	Commercial	Land	Estate	Farmland	family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Charge-offs	—	—	—	—	—	—	(2,415)	—	—	(106)	—	—	(2,521)
Recoveries	5	—	—	75	—	—	2	—	1	55	1	—	139
Provisions	(231)	(297)	(12)	(1,078)	1	(152)	1,350	1	(10)	(15)	(6)	449	—
Ending Balance	$708	$131	$3	$6,040	$57	$298	$1,158	$55	$67	$21	$15	$537	$9,090
Ending balance: individually evaluated for impairment	$54	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$54
Ending balance: collectively evaluated for impairment	$654	$131	$3	$6,040	$57	$298	$1,158	$55	$67	$21	$15	$537	$9,036
Loans receivable:
Ending balance	$175,957	$24,362	$550	$406,914	$11,506	$55,295	$102,703	$13,356	$13,233	$4,395	$2,136		$810,407
Ending balance: individually evaluated for impairment	$477	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—		$477
Ending balance: collectively evaluated for impairment	$175,480	$24,362	$550	$406,914	$11,506	$55,295	$102,703	$13,356	$13,233	$4,395	$2,136		$809,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2021
		Construction and
		Development		Commercial					Consumer
									Home
									Equity
		Residential		Commercial			Commercial		Lines
	Residential	and		Real		Multi-	and		of	Second
	Mortgage	Commercial	Land	Estate	Farmland	family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,667	$465	$23	$8,682	$47	$511	$578	$51	$130	$196	$29	$54	$12,433
Charge-offs	—	—	—	(11,930)	—	—	(379)	—	—	—	(4)	—	(12,313)
Recoveries	41	4	—	1	—	—	2	—	17	108	2	—	175
Provisions	(774)	(41)	(8)	10,290	9	(61)	2,020	3	(71)	(217)	(7)	34	11,176
Ending Balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Ending balance: individually evaluated for impairment	$—	$—	$—	$18	$—	$—	$1,488	$—	$—	$38	$—	$—	$1,544
Ending balance: collectively evaluated for impairment	$934	$428	$15	$7,025	$56	$450	$733	$54	$76	$49	$20	$88	$9,928
Loans receivable:
Ending balance	$198,710	$61,492	$2,204	$426,915	$10,297	$66,332	$115,246	$10,954	$13,491	$5,884	$2,299		$913,824
Ending balance: individually evaluated for impairment	$—	$—	$—	$286	$—	$—	$2,517	$—	$—	$102	$—		$2,905
Ending balance: collectively evaluated for impairment	$198,710	$61,492	$2,204	$426,629	$10,297	$66,332	$112,729	$10,954	$13,491	$5,782	$2,299		$910,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment and uncertainty. The estimation of loan losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment.  At present, reduction of commercial loan portfolio and increased historical loss levels are factored in accessing the portfolio. Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

The impaired loans with no specific allowance decreased from $39.7 million at  September 30, 2021 to $19.2 million at September 30, 2022. The decrease was primarily due to three commercial real estate loans totaling $18.9 million being sold from the period beginning October 2021 and ending December 31, 2021 period, and one commercial and industrial loan with a carrying value of $259,000 after a $2.4 million partial charge down being transferred to OREO. The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2022 and 2021.

			Impaired
			Loans
			With No
	Impaired Loans With		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(In thousands)
September 30, 2022:
Residential mortgage	$477	$54	$2,342	$2,819	$3,029
Commercial:
Commercial real estate	—	—	13,826	13,826	15,475
Farmland	—	—	2,213	2,213	2,213
Commercial and industrial	—	—	684	684	684
Consumer:
Home equity lines of credit	—	—	20	20	25
Second mortgages	—	—	152	152	191
Total	$477	$54	$19,237	$19,714	$21,617
September 30, 2021:
Residential mortgage	$—	$—	$2,594	$2,594	$2,766
Commercial:
Commercial real estate	286	18	33,543	33,829	33,368
Farmland	—	—	2,254	2,254	2,254
Commercial and industrial	2,517	1,488	630	3,147	3,584
Consumer:
Home equity lines of credit	—	—	23	23	28
Second mortgages	102	38	696	798	874
Total	$2,905	$1,544	$39,740	$42,645	$42,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans in the portfolio and related interest income recognized for the years ended September 30, 2022 and 2021.

	Average	Interest Income
	Impaired	Recognized on
	Loans	Impaired Loans
	(In thousands)
Year Ended September 30, 2022:
Residential mortgages	$2,406	$126
Commercial:
Commercial real estate	13,306	89
Farmland	2,231	79
Commercial and industrial	1,519	21
Consumer:
Home equity lines of credit	17	—
Second mortgages	816	3
Total	$20,295	$318

Year Ended September 30, 2021:
Residential mortgages	$3,305	$82
Commercial:
Commercial real estate	32,812	556
Farmland	1,814	70
Commercial and industrial	951	17
Consumer:
Home equity lines of credit	48	—
Second mortgages	720	6
Total	$39,650	$731

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2022 and 2021.

	September 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$173,083	$—	$2,874	$—	$175,957
Construction and Development:
Residential and commercial	24,362	—	—	—	24,362
Land	550	—	—	—	550
Commercial:
Commercial real estate	373,729	32,682	504	—	406,914
Farmland	9,293	—	2,213	—	11,506
Multi-family	55,295	—	—	—	55,295
Commercial and industrial	97,219	—	5,484	—	102,703
Other	13,356	—	—	—	13,356
Consumer:
Home equity lines of credit	13,143	—	90	—	13,233
Second mortgages	4,110	58	227	—	4,395
Other	2,136	—	—	—	2,136
Total	$766,276	$32,740	$11,391	$—	$810,407

	September 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential mortgage	$195,658	$—	$3,052	$—	$198,710
Construction and Development:
Residential and commercial	61,492	—	—	—	61,492
Land	2,204	—	—	—	2,204
Commercial:
Commercial real estate	376,721	48,705	1,489	—	426,915
Farmland	8,043	—	2,254	—	10,297
Multi-family	57,052	9,280	—	—	66,332
Commercial and industrial	106,910	—	8,336	—	115,246
Other	10,954	—	—	—	10,954
Consumer:
Home equity lines of credit	13,390	—	101	—	13,491
Second mortgages	4,908	68	908	—	5,884
Other	2,299	—	—	—	2,299
Total	$839,631	$58,053	$16,140	$—	$913,824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans on which we are no longer accruing interest by portfolio class at the dates indicated.

	September 30,
	2022	2021
	(In thousands)
Residential mortgage	$585	$879
Commercial:
Commercial and industrial	—	2,517
Consumer:
Home equity lines of credit	20	23
Second mortgages	148	278
Total non-accrual loans	$753	$3,697

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Non-accrual loans excluding loans held-for-sale totaled $753,000 at September 30, 2022, and $3.7 million at September 30, 2021. The decrease in non-accrual loans was primarily due a charge-off of $2.4 million related to one non-accrual commercial and industrial loan during the fiscal year 2022 and then transferred to OREO at a carrying value of $259,000. Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was $20,000 for fiscal year 2022 and $1.2 million for fiscal year 2021. At September 30, 2022 there were $243,000 loans past due 90 days or more and still accruing interest, no loans were past due and still accruing interest at September 30, 2021.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2022 and 2021.

		30-59	60-89	90 Days or		Total Loans	Accruing 90 Days
	Current	Days Past Due	Days Past Due	More Past Due	Total Past Due	Receivable	or More Past Due
	(In thousands)
September 30, 2022:
Residential mortgage	$173,852	$1,198	$477	$430	$2,105	$175,957	$243
Construction and Development:
Residential and commercial	24,362	—	—	—	—	24,362	—
Land	550	—	—	—	—	550	—
Commercial:
Commercial real estate	406,809	105	—	—	105	406,914	—
Farmland	9,293	2,213	—	—	2,213	11,506	—
Multi-family	55,295	—	—	—	—	55,295	—
Commercial and industrial	101,328	1,375	—	—	1,375	102,703	—
Other	13,356	—	—	—	—	13,356	—
Consumer:
Home equity lines of credit	13,160	53	20	—	73	13,233	—
Second mortgages	4,384	3	—	8	11	4,395	—
Other	2,132	4	—	—	4	2,136	—
Total	$804,521	$4,951	$497	$438	$5,886	$810,407	$243

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

				90			Accruing 90
		30-59	60-89	Days or			Days or
		Days Past	Days Past	More Past		Total Loans	More Past
	Current	Due	Due	Due	Total Past Due	Receivable	Due
	(In thousands)
September 30, 2021:
Residential mortgage	$197,062	$796	$241	$611	$1,648	$198,710	$—
Construction and Development:
Residential and commercial	61,492	—	—	—	—	61,492	—
Land	2,204	—	—	—	—	2,204	—
Commercial:
Commercial real estate	426,915	—	—	—	—	426,915	—
Farmland	10,297	—	—	—	—	10,297	—
Multi-family	66,332	—	—	—	—	66,332	—
Commercial and industrial	115,246	—	—	—	—	115,246	—
Other	10,954	—	—	—	—	10,954	—
Consumer:
Home equity lines of credit	13,394	97	—	—	97	13,491	—
Second mortgages	5,697	4	83	100	187	5,884	—
Other	2,296	3	—	—	3	2,299	—
Total	$911,889	$900	$324	$711	$1,935	$913,824	$—

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

The Company had 20 loans classified as TDRs with an aggregate outstanding balance of $6.1 million and 26 loans with aggregate outstanding balance of $18.2 million at September 30, 2022 and 2021, respectively. At September 30, 2022, these loans were also classified as impaired. 17 of the TDR loans continue to perform under the restructured terms through September 30, 2022, and we continued to accrue interest on such loans through such date.

The decrease is primarily related to two TDR commercial real estate loans totaling $11.4 million that were sold during the December 31, 2021 period.

Loans that have been classified as TDRs have modified payment terms and in some cases modified interest rates from the original loan agreements and allow the borrowers, who were experiencing financial difficulty, to relieve some of their overall cash flow burden, including but not limited to making interest only payments for a period of time. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions. A default on a TDR loan occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Due to financial difficulties experienced by the borrower, TDRs may arise where the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $359,000 and $185,000 of residential real estate properties in the process of foreclosure at September 30, 2022 and 2021, respectively. The Company also has one commercial real estate loan held for sale at a carrying value of $13.3 million in process of foreclosure at September 30, 2022.

			Troubled Debt Restructured
			Loans That Have Defaulted on
	Total Troubled Debt		Modified Terms Within The
	Restructurings		Past 12 Months
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
	(In thousands)
At September 30, 2022:
Residential mortgage	14	$2,632	$—	$—
Commercial:
Commercial real estate	3	594	—	—
Farmland	1	2,213	—	—
Commercial and industrial	1	625	—	—
Consumer
Second mortgages	1	4	—	—
Total	20	$6,068	$—	$—
At September 30, 2021:
Residential mortgage	16	$3,180	4	$640
Commercial:
Commercial real estate	5	12,180	—	—
Farmland	1	2,254	—	—
Commercial and industrial	1	549	—	—
Consumer
Second mortgages	3	78	—	—
Total	26	$18,241	4	$640

The following table reports the performing status of all TDR loans. The performing status is determined by the loan’s compliance with the modified terms.

	September 30,
	2022		2021
		Non-		Non-
	Performing	Performing	Performing	Performing
	(In thousands)
Residential mortgage	$1,543	$1,089	$2,540	$640
Commercial:
Commercial real estate	594	—	12,180	—
Farmland	2,213	—	2,254	—
Commercial and industrial	625	—	549	—
Consumer
Second mortgages	4	—	78	—
Total	$4,979	$1,089	$17,601	$640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table shows the new TDRs for the twelve months ended September 30, 2022 and 2021.

	September 30,
	2022			2021
	Restructured During Period
		Pre-	Post-		Pre-	Post-
		Modifications	Modifications		Modifications	Modifications
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investments	Investments	of Loans	Investments	Investments
	(In thousands)
Troubled Debt Restructurings:
Commercial:
Commercial real estate	2	$504	$504	—	$—	$—
Farmland	—	—	—	1	2,287	2,287
Commercial and industrial	—	—	—	1	549	549
Total	2	$504	$504	2	$2,803	$2,836

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company.

	Year Ended September 30,
	2022	2021
	(In thousands)
Balance at beginning of year	$11,921	$13,733
New loans	3,042	2,792
Repayments	(4,860)	(4,604)
No longer Director/Officer	(524)	—
Balance at end of year	$9,579	$11,921

At September 30, 2022 and 2021, the Company was servicing loans for the benefit of others in the amounts of $10.8 million and $13.1 million, respectively. A summary of mortgage servicing rights included within other assets in the consolidated statements of financial condition and the activity therein follows for the periods indicated:

	September 30,
	2022	2021
	(In thousands)
Balance at beginning of year	$83	$111
Amortization	4	(28)
Balance at end of year	$87	$83

For the fiscal years ended September 30, 2022 and 2021, the fair value of servicing rights was determined using a base discount rate between 10.5 percent and 11.5 percent. The fair market value is evaluated by a third-party vendor on a quarterly basis for impairment purposes only. For the fiscal year ended September 30, 2022, we sold $5.5 million of long-term, fixed-rate residential mortgage loans with servicing released. These transactions resulted in a gain of $100,000. For the year ended September 30, 2022, the Company only sold loans with servicing released. For the fiscal year ended September 30, 2021, we sold $21.9 million of long-term, fixed-rate residential mortgage loans with servicing released. These transactions resulted in a gain of $788,000. For the fiscal year ended September 30, 2021, the Company only sold loans with servicing released. No valuation allowance on servicing rights has been recorded at September 30, 2022 or 2021.

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, the “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At September 30, 2022, the Company had three COVID-19 related modified loans totaling $32.0 million. At September 30, 2021, the Company had eight COVID-19 related modified loans totaling $61.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables set forth the composition of these loans by loan segments as of September 30, 2022 and 2021:

	September 30, 2022
	Number of Loans	Loan Modification Exposure	Gross Loans September 30, 2022	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$175,957	0.00%

Construction and Development:
Residential and commercial	—	—	24,362	0.00%
Land loans	—	—	550	0.00%
Total Construction and Development	—	—	24,912	0.00%

Commercial:
Commercial real estate	3	32,041	406,914	7.87%
Farmland	—	—	11,506	0.00%
Multi-family	—	—	55,295	0.00%
Commercial and industrial	—	—	102,703	0.00%
Other	—	—	13,356	0.00%
Total Commercial	3	32,041	589,774	5.74%

Consumer:
Home equity lines of credit	—	—	13,233	0.00%
Second mortgages	—	—	4,395	0.00%
Other	—	—	2,136	0.00%
Total Consumer	—	—	19,764	0.00%
Total loans	3	$32,041	$810,407	3.95%

	September 30, 2021
	Number of Loans	Loan Modified Exposure	Gross Loans September 30, 2021	Percentage of Gross Loans Modified
		(Dollars in thousands)
Residential mortgage	2	$667	$198,710	0.07%

Construction and Development:
Residential and commercial	—	—	61,492	0.00%
Land loans	—	—	2,204	0.00%
Total Construction and Development	—	—	63,696	0.00%

Commercial:
Commercial real estate	6	60,567	426,915	6.63%
Farmland	—	—	10,297	0.00%
Multi-family	—	—	66,332	0.00%
Commercial and industrial	—	—	115,246	0.00%
Other	—	—	10,954	0.00%
Total Commercial	6	60,567	629,744	6.63%

Consumer:
Home equity lines of credit	—	—	13,491	0.00%
Second mortgages	—	—	5,884	0.00%
Other	—	—	2,299	0.00%
Total Consumer	—	—	21,674	0.00%
Total loans	8	$61,234	$913,824	6.70%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2022 and 2021:

	Estimated
	Useful	September 30,
	Life (years)	2022	2021
		(In thousands)
Land	—	$706	$706
Building and improvements	10-39	12,039	11,992
Construction in process	—	29	5
Furniture, fixtures and equipment	3-7	5,914	5,904
		18,688	18,607
Accumulated depreciation		(13,457)	(12,830)
		$5,231	$5,777

Depreciation expense was $627,000 and $630,000 for the fiscal years ended September 30, 2022 and 2021, respectively.

Note 9 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2022 and 2021 consisted of the following:

	September 30,
	2022		2021
		Percent of		Percent of
		Total		Total
	Amount	Deposits	Amount	Deposits
	(In thousands)
Balances by types of deposit:
Savings	$55,288	7.04%	$50,582	5.39%
Money market accounts	279,699	35.62	385,480	41.09
Interest bearing demand	240,819	30.66	336,645	35.88
Non-interest bearing demand	58,014	7.39	53,849	5.74
	633,820	80.71	826,556	88.10
Certificates of deposit	151,503	19.29	111,603	11.90
Total	$785,323	100.00%	$938,159	100.00%

Total deposits decreased $152.8 million, or 16.3%, from $938.2 million at September 30, 2021 to $785.3 million at September 30, 2022. The decrease in deposits was primarily related to a reduction of $105.8 million in money market deposits and $95.8 million in interest-bearing deposits, partially offset by an increase of $39.9 million in time deposits. The total amount of certificates of deposit of $250,000 and greater at September 30, 2022 and 2021 was $63.0 million and $16.5 million, respectively. We had brokered deposits totaling $9.1 million and $6.1 million at September 30, 2022 and 2021, respectively. As of September 30, 2022, deposits of certain municipalities and local government agencies are collateralized by $37.3 million of letters of credit with the FHLB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Deposits (Continued)

Interest expense on deposits consisted of the following for the fiscal years ended September 30,2022 and 2021:

	September 30,
	2022	2021
	(In thousands)
Savings accounts	$46	$59
Money market accounts	921	1,726
Interest bearing demand	1,153	2,681
Certificates of deposit	1,414	2,282
Total deposits	$3,534	$6,748

The following is a schedule of certificates of deposit maturities:

September 30,
2022
(In thousands)
Maturing in the Fiscal Year Ending September 30,
2023	$94,817
2024	38,387
2025	8,749
2026	6,679
2027	1,389
Thereafter	1,482
$151,503

Deposits from related parties held by the Company at September 30, 2022 and 2021 amounted to $44.3 million and $43.2 million, respectively.

The Company continues to focus on the maintenance and development of its deposit base strategically with its funding requirements and liquidity needs, with an emphasis on serving the needs of its communities to provide a long-term relationship base to efficiently compete for and retain deposits in its market.

Note 10 - Borrowings

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $150.0 million, of which there was no balance outstanding at  September 30, 2022 or 2021. The interest rate on the line of credit at September 30, 2022 and 2021 was 3.01 percent and 0.29 percent, respectively.

The summary of borrowings as of September 30, 2022 and 2021 are as follows:

	September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(In thousands)
Due by September 30:
2022	$—	—	$90,000	0.76%
2023	80,000	3.07%	—	—
Total FHLB Advances	$80,000	3.07%	$90,000	0.76%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Borrowings (Continued)

At September 30, 2022, the Company had $80.0 million in outstanding short-term fixed rate FHLB advances, which are included in the table above, and $267.3 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral. At September 30, 2022, two FHLB advances were used to hedge the variable cash flows, these advances are on a three month rolling contractual maturity.

During both fiscal years 2022 and 2021, the Company did not purchase any securities sold under agreements to repurchase as a short-term funding source. The Company had no secured borrowing agreements included in other liabilities, with a third party at September 30, 2022 and 2021.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. At September 30, 2022, such derivatives were used to hedge the variable cash flows associated with FHLB advances.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $2.0 million to be reclassified to earnings in interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of September 30, 2022 and 2021:

September 30, 2022
	Asset derivatives			Liability derivatives
			Statement of			Statement of
			Financial			Financial
	Notional	Fair	Condition	Notional	Fair	Condition
	Amount	Value	Location	Amount	Value	Location
(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$60,000	$4,017	Other assets	$—	$—	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,132	$3,711	Other assets	$44,132	$3,712	Other liabilities

September 30, 2021
	Asset derivatives			Liability derivatives
			Statement of			Statement of
			Financial			Financial
	Notional	Fair	Condition	Notional	Fair	Condition
	Amount	Value	Location	Amount	Value	Location
(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreement	$40,000	$14	Other assets	$30,000	$47	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	$44,748	$4,671	Other assets	$44,748	$4,673	Other liabilities

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2022

Net Amounts of
		Gross Amounts	Assets	Gross Amounts Not Offset in the Statements of
	Gross	Offset in the	presented in the	Financial Condition
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
Derivatives	$7,728	$—	$7,728	$—	$4,210	$3,518

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2022

Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset in the Statements of
	Gross	Offset in the	presented in the	Financial Condition
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Posted	Amount
Derivatives	$3,712	$—	$3,712	$—	$—	$3,712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2021

Net Amounts of
		Gross Amounts	Assets	Gross Amounts Not Offset in the Statements of
	Gross	Offset in the	presented in the	Financial Condition
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
Derivatives	$4,685	$—	$4,685	$—	$—	$4,685

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2021

Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset in the Statements of
	Gross	Offset in the	presented in the	Financial Condition
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Posted	Amount
Derivatives	$4,720	$—	$4,720	$221	$8,257	$(3,758)

The tables below present the net gains (losses) recorded in accumulated other comprehensive (loss) income and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the fiscal years ended September 30, 2022 and 2021.

	For the Year Ended September 30, 2022
	Amount of Gain	Amount of Loss
	Recognized	Reclassified
	in OCI on	from OCI to
	Derivative	Interest Expense
	(In thousands)
Interest rate swap agreements	$4,050	$141
Total derivatives	$4,050	$141

	For the Year Ended September 30, 2021
	Amount of Loss	Amount of Gain
	Recognized	Reclassified
	in OCI on	from OCI to
	Derivative	Interest Expense
	(In thousands)
Interest rate swap agreements	$255	$(995)
Total derivatives	$255	$(995)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Derivatives (Continued)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended September 30, 2022 and 2021.

	For the Year Ended September 30, 2022
		Amount of Loss
	Consolidated	Recognized
	Statements	in Income on
	of Operations	derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$2
Total		$2

	For the Year Ended September 30, 2021
		Amount of Loss
	Consolidated	Recognized
	Statements	in Income on
	of Operations	derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$2
Total		$2

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At September 30, 2022 and 2021, the fair value of derivatives was in a net asset and liability position, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at September 30, 2021. There were no collateral posting requirements at September 30, 2022. At September 30, 2021, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $8.3 million, against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 12 - Fair Value Measurements

The Company follows FASB ASC Topic 820 “Fair Value Measurement,” to record fair value adjustments to certain assets and to determine fair value disclosures for the Company’s financial instruments. Investment securities available for sale, equity securities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, other real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances that affects the valuation method chosen. There were no changes in valuation technique or transfers between levels as of and for the fiscal years ended September 30, 2022 and 2021.

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2022 and 2021:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
U.S. government agencies	$3,580	$—	$3,580	$—
State and municipal obligations	9,660	—	9,660	—
Single issuer trust preferred security	946	—	946	—
Corporate debt securities	32,128	—	32,128	—
MBS Securities	2,087	—	2,087	—
U.S. Treasury	1,443	—	1,443	—
Total investment securities available-for-sale	$49,844	$—	$49,844	$—
Equity securities:
Mutual fund	$1,374	$874	$—	$500
Total equity investment securities	$1,374	$874	$—	$500

Derivative instruments	$7,728	$—	$7,728	$—

Liabilities:
Derivative instruments	$3,712	$—	$3,712	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

	September 30, 2021
	Total	Level 1	Level 2	Level 3
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

The following tables present additional information about the securities available-for-sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the fiscal years ended September 30, 2022 and September 30, 2021:

Fair value measurements using
significant unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2021	$500
Payments received	—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases	—
Transfers in and/or out of Level 3	—
Balance, September 30, 2022	$500

Fair value measurements using
significant unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2020	$500
Payments received	—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases	—
Transfers in and/or out of Level 3	—
Balance, September 30, 2021	$500

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

For assets measured at fair value on a nonrecurring basis in fiscal year 2022 and fiscal year 2021 that were still held at the end of each respective fiscal year, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2022 and 2021:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$259	$—	$—	$259
Impaired loans(1)	13,722	—	—	13,722
Total	$13,981	$—	$—	$13,981

	September 30, 2022
	Fair Value at	Valuation		Range/(Weighted
	September 30, 2022	Technique	Unobservable Input	Average)
	(In thousands)
Other real estate owned	$259	Appraisal of Collateral(2)	Collateral discount(3)	33.6%/(33.6%)
Impaired loans(1)	13,722	Appraisal of Collateral(2)	Collateral discount(3)	(10.4%) – (12%)/(10.5%)
Total	$13,981

(1)	Consisted of three loans with an aggregate balance of $13.7 million and with $54,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$4,961	$—	$—	$4,961
Impaired loans(1)	33,876	18,900	—	14,976
Total	$38,837	$18,900	$—	$19,937

	September 30, 2021
	Fair Value at	Valuation		Range/(Weighted
	September 30, 2021	Technique	Unobservable Input	Average)
	(In thousands)
Other real estate owned	$4,961	Appraisal of Collateral(2)	Collateral discount(3)	6.4%/(6.4%)
Impaired loans(1)	33,876	Appraisal of Collateral(2)	Collateral discount(3)	(4.0%) – (12%)/(8%)
Total	$38,837

(1)	Consisted of eight loans with an aggregate balance of $35.4 million and with $1.5 million in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2022 and 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2022 and 2021 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Fair value measurements for available for sale, held to maturity and equity securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

Loans Receivable—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 825 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of collateral dependent impaired loans is discussed below. The fair value estimate for FASB ASC 825 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates.

Impaired Loans—Collateral dependent impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Restricted Stock—Although restricted stock is an equity interest in the Federal Reserve Bank, FHLB or ACBB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

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

Borrowings—Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of borrowings under FASB ASC 825. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2022 and 2021 were as follows:

	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2022:
Financial assets:
Cash and cash equivalents	$53,267	$53,267	$53,267	$—	$—
Investment securities available-for-sale	49,844	49,844	—	49,844	—
Investment securities held-to-maturity	58,767	50,266	—	50,266	—
Equity securities	1,374	1,374	874	—	500
Loans receivable, net (including impaired )	801,854	763,311	—	—	763,311
Loans Held For Sale	13,780	13,780	—	—	13,780
Accrued interest receivable	4,252	4,252	—	4,252	—
Restricted stock	7,104	7,104	—	7,104	—
Mortgage servicing rights (included in Other Assets)	87	117	—	117	—
Derivatives (included in Other Assets)	7,728	7,728	—	7,728	—
Financial liabilities:
Savings accounts	55,288	55,288	—	55,288	—
Checking and NOW accounts	240,819	240,819	—	240,819	—
Money market accounts	279,699	279,699	—	279,699	—
Certificates of deposit	151,503	153,087	—	153,087	—
Borrowings (excluding sub debt)	80,000	80,022	—	80,022	—
Subordinated debt	25,000	25,045	—	25,045	—
Derivatives (included in Other Liabilities)	3,712	3,712	—	3,712	—
Accrued interest payable	543	543	—	543	—

September 30, 2021:
Financial assets:
Cash and cash equivalents	$136,590	$136,590	$136,590	$—	$—
Investment securities available-for-sale	40,813	40,813	—	40,813	—
Investment securities held-to-maturity	28,507	28,913	—	28,913	—
Equity securities	1,500	1,500	1,000	—	500
Loans receivable, net (including impaired )	902,981	900,357	—	—	900,357
Loans Held For Sale	33,199	33,199	19,583	—	13,616
Accrued interest receivable	3,512	3,512	—	3,512	—
Restricted stock	7,776	7,776	—	7,776	—
Mortgage servicing rights (included in Other Assets)	83	83	—	83	—
Derivatives (included in Other Assets)	4,685	4,685	—	4,685	—
Financial liabilities:
Savings accounts	50,582	50,582	—	50,582	—
Checking and NOW accounts	390,494	390,494	—	390,494	—
Money market accounts	385,480	385,480	—	385,480	—
Certificates of deposit	111,603	113,323	—	113,323	—
Borrowings (excluding sub debt)	90,000	90,215	—	90,215	—
Subordinated debt	24,934	25,027	—	25,027	—
Derivatives (included in Other Liabilities)	4,720	4,720	—	4,720	—
Accrued interest payable	572	572	—	572	—

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

Deferred income taxes at September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In thousands)
DTAs:
Allowance for loan losses	$2,155	$2,807
Non-accrual interest	224	276
Supplement executive retirement plan	149	173
Federal and State net operating loss	—	155
Unrealized loss on investments available-for-sale	1,691	—
Depreciation	132	53
Lease liability	308	448
Other	230	113
Total DTAs	4,889	4,025
Valuation allowance for DTAs	—	—
Total DTAs, Net of Valuation Allowance	$4,889	$4,025
DTLs:
Unrealized gain on investments available-for-sale	—	(3)
Unrealized gain on derivatives	(846)	—
Mortgage servicing rights	(19)	(20)
Right of use asset	(300)	(440)
Other	(2)	(32)
Total DTLs	(1,167)	(495)
DTAs, Net	$3,722	$3,530

Of these DTAs, the carryforward periods for certain tax attributes are as follows:

•	The Company had recorded federal net operating loss carryforwards of $563,000 as of September 30, 2021. All federal net operating loss carryforwards have been utilized as of September 30, 2022.

•	The Company had recorded state net operating loss carryforwards of $36,500 as of September 30, 2021. All state net operating losses have been utilized as of September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Taxes (Continued)

Income tax expense (benefit) for the fiscal years ended September 30, 2022 and 2021 was comprised of the following:

	September 30,
	2022	2021
	(In thousands)
Federal:
Current	$2,423	$(62)
Deferred	(847)	(112)
	1,576	(174)
State:
Current	457	—
Deferred	(109)	(38)
	348	(38)
Total income tax expense (benefit)	$1,924	$(212)

A reconciliation from the expected federal income tax expense (benefit) computed at the statutory federal income tax rate to the actual income tax benefit included in the consolidated statements of operations for the fiscal years ended September 30, 2022 and 2021:

	September 30,
	2022		2021
	(In thousands)
Tax at statutory rate	$1,864	21.0%	$(64)	(21.0)%
Adjustments resulting from:
State tax, net of federal benefit	275	3.1	(30)	(9.8)
Tax-exempt interest	(93)	(1.0)	(26)	(8.6)
Earnings on bank-owned life insurance	(167)	(1.9)	(138)	(45.3)
Other	45	0.5	46	15.1
Total	$1,924	21.7%	$(212)	(69.6)%

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2022 and 2021, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2019 to September 30, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Leases

The Company determines if an arrangement is a lease at inception. The Company adopted the guidance of ASC 842 Leases and recorded right-of-use ("ROU") assets and related lease liabilities. Operating leases are included in operating lease ROU assets in other assets and operating lease liabilities are included in other liabilities on our consolidated statements of financial condition. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, in order to determine the present value of future payments for office leases we used our incremental borrowing rate based on the FHLB liquidity and funding rates. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

As of September 30, 2022, the Company leases one financial center located in Glen Mills, Pennsylvania; one private banking office located in Villanova, Pennsylvania; one private banking office in located Morristown, New Jersey; one private banking office located in Palm Beach, Florida; one representative office located in Allentown, Pennsylvania and one administrative office in Quakertown, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for one private banking office lease and two representative office leases whose terms are twelve months or less and are considered short-term leases. The financial center lease, two private banking office leases, and one administrative office lease include options to extend for terms of five years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense for the fiscal years ended September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	In thousands
Operating lease cost	$484	$661
Short-term lease cost	108	95
Total	$592	$756

Supplemental information at and for the years ended September 30, 2022 and September 30, 2021 related to leases was as follows:

	September 30, 2022	September 30, 2021
	(Dollars in thousands)	(Dollars in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$1,267	$1,796
Operating lease liabilities	$1,299	$1,830
Weighted average remaining lease term (in years)	3.57	4.50
Weighted average discount rate	2.00%	1.99%

	Twelve Months Ended September 30, 2022	Twelve Months Ended September 30, 2021
	(In thousands)	(In thousands)
Supplemental cash flow information
Operating cash flows from operating leases	$531	$893
ROU assets obtained in exchange for lease obligations	$—	$3,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Leases (Continued)

Maturities of lease liabilities were as follows:

Operating Leases
(In thousands)
Years ended September 30:
2023	$431
2024	431
2025	432
2026	153
2027	51
Total lease payments	$1,498
Less: imputed interest	(199)
Total	$1,299

The Company receives rents from the lease of office and residential space owned by the Company. Rental income is included in Other Income. Future minimum rental commitments under these leases are (in thousands):

Years ending September 30:
2023	$63
2024	64
2025	46
2026	31
Total	$204

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At both September 30, 2022 and 2021, the unsecured portion of the letters of credit extended by the Company was approximately $7.7 million and $9.0 million, respectively. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2022 or 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

At September 30, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,
	2022	2021
	(In thousands)
Commitments to extend credit:
Future loan commitments	$12,585	$32,889
Undisbursed construction loans	9,285	12,672
Undisbursed home equity lines of credit	27,942	25,722
Undisbursed commercial lines of credit	80,535	19,901
Undisbursed commercial unsecured lines of credit	—	66,941
Overdraft protection lines	1,482	1,549
Standby letters of credit	7,742	9,026
Total Commitments	$139,571	$168,700

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

Note 16 - Regulatory Matters

Shareholders’ Equity

On March 14, 2019, the Company’s Board of Directors approved a stock repurchase plan, under which the Company is authorized to repurchase up to 194,516 shares, or approximately 2.5 percent of the Company’s current outstanding common stock. On February 28, 2020, the Company’s Board of Directors extended the timeframe for its current stock repurchase program from March 31, 2020, to December 31, 2020. During the fiscal year ended September 30, 2021, the Company purchased 177,653 shares of its common stock in the open market under the repurchase plan at an average cost of $14.23 per share. There were no stock repurchases during fiscal year 2022.

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality predominantly composed of retained earnings and common stock instruments. For community banks such as Malvern Bank, a common equity Tier 1 capital ratio of 4.5 percent became effective on January 1, 2015. The new capital rules also increased the minimum Tier 1 capital ratio from 4.0 percent to 6.0 percent beginning on January 1, 2015. The rules also establish a capital conservation buffer of 2.5 percent above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0 percent, (2) a Tier 1 capital ratio of 8.5 percent, and (3) a total capital ratio of 10.5 percent. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2022 and 2021:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Tier 1 Leverage (Core) Capital (to average assets)	$166,340	16.30%	$40,820	4.00%	$51,025	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	166,340	19.27%	38,836	4.50%	56,096	6.50%
Tier 1 Capital (to risk-weighted assets)	166,340	19.27%	51,751	6.00%	69,042	8.00%
Total Risk-Based Capital (to risk-weighted assets)	175,512	20.34%	69,042	8.00%	86,302	10.00%
As of September 30, 2021:
Tier 1 Leverage (Core) Capital (to average assets)	$157,518	13.14%	$47,946	4.00%	$59,933	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	157,518	16.13%	43,934	4.50%	63,460	6.50%
Tier 1 Capital (to risk-weighted assets)	157,518	16.13%	58,579	6.00%	78,105	8.00%
Total Risk-Based Capital (to risk-weighted assets)	169,072	17.32%	78,105	8.00%	97,632	10.00%

The following table presents a reconciliation of the Bank’s equity determined using GAAP and its regulatory capital amounts as of September 30, 2022 and 2021:

	September 30,
	2022	2021
	(In thousands)
Bank GAAP equity	$163,164	$157,554
Net unrealized loss (gain) on securities available for sale, net of income taxes	6,360	(45)
Net unrealized loss (gain) on derivatives, net of income taxes	(3,184)	9
Tangible Capital, Core Capital and Tier 1 Capital	166,340	157,518
Allowance for loan losses and reserve for off-balance sheet commitments	9,172	11,554
Total Risk-Based Capital	$175,512	$169,072

Note 17 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	September 30,
	2022	2021
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(8,051)	$57
Tax effect	1,691	(12)
Net of tax amount	(6,360)	45
Fair value adjustment on derivatives	4,030	(11)
Tax effect	(846)	2
Net of tax amount	3,184	(9)
Total accumulated other comprehensive (loss) income	$(3,176)	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Accumulated Other Comprehensive Income (Loss) (Continued)

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Year Ended September 30,
	2022	2021
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(8,107)	$950
Reclassification adjustment for net gains arising during the period	—	(779)
Adjustment for loss recorded on replacement of derivative	—	(9)
Amortization of unrealized holding losses on securities available-for-sale transferred to held-to-maturity	8	4
Fair value adjustment on derivatives	4,050	1,258
Other comprehensive (loss) income before taxes	(4,049)	1,424
Tax effect	837	(300)
Total other comprehensive (loss) income	$(3,212)	$1,124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value. The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000. As of September 30, 2022, there were 283,776 remaining shares available for future grants.

Restricted stock and option awards granted during fiscal year 2022 vest in 20 percent increments beginning on the one- year anniversary of the grant date and accelerate upon a change in control of the Company. The options generally expire ten years from the date of grant. All issuances are subject to forfeiture if the recipient leaves or is terminated prior to the awards vesting. Shares of restricted stock have the same dividend and voting rights as common stock while options do not.

All awards are issued at fair value of the underlying shares at the grant date. The Company expenses the cost of the awards, which is determined to be the fair market value of the awards at the date of grant.

During fiscal year 2022 and 2021, stock options covering a total 6,000 and 7,000 shares of common stock, respectively, were granted. During fiscal year 2022, 2,000 stock options were forfeited. Total compensation expense related to options granted under the 2014 Plan was $35,000 for both fiscal years 2022 and 2021.

During fiscal year 2022, 13,848 shares of restricted stock were awarded and 2,336 shares were forfeited. During fiscal year 2021, 12,363 shares of restricted stock were awarded and no shares were forfeited. Of the 13,848 shares issued during the fiscal year 2022, 4,517 were fully vested and issued at a cost of $72,000.   The compensation expense related to restricted and unrestricted stock awards was approximately $271,000 for fiscal year 2022 and $260,000 for fiscal year 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Equity Based Incentive Compensation Plan (Continued)

Stock Options

The assumptions used in determining the fair value of stock option grants for the year ended September 30, 2022 are as follows:

Weighted average fair value of awards	$5.93
Risk-free rate	3.03%
Dividend yield	—%
Volatility	30.04%
Expected life (years)	6.5

The assumptions used in determining the fair value of stock option grants for the year ended  September 30, 2021 are as follows:

Weighted average fair value of awards	$6.06
Risk-free rate	1.25%
Dividend yield	—%
Volatility	29.72%
Expected life (years)	6.5

The following is a summary of currently outstanding options at September 30, 2022:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value
Outstanding, beginning of year	32,830	$20.96		$1,940
Granted	6,000	$16.05		$—
Exercised	—	$—		$—
Forfeited/cancelled/expired	(2,000)	$19.49		$—
Outstanding, end of year	36,830	$20.24	6.828	$—
Exercisable at end of year	18,880	$21.50	5.564	$—
Nonvested at end of year	17,950	$18.90

The following is a summary of currently outstanding options at September 30, 2021:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value
Outstanding, beginning of year	25,830	$21.57		$—
Granted	7,000	$18.69		$—
Exercised	—	$—		$—
Forfeited/cancelled/expired	—	$—		$—
Outstanding, end of year	32,830	$20.96	7.392	$1,940
Exercisable at end of year	13,310	$21.53	6.193	$1,940
Nonvested at end of year	19,520	$20.56

As of September 30, 2022, there was $84,000 of total unrecognized compensation cost related to non-vested options under the Plan. The cost is expected to be recognized over a weighted average period of 3.42 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Equity Based Incentive Compensation Plan (Continued)

Restricted Stock Awards

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2022:

		Weighted
		Average
	Shares	Fair Value
Outstanding, beginning of year	31,486	$21.10
Granted	13,848	15.84
Vested	(15,581)	19.60
Forfeited/cancelled/expired	(2,336)	19.98
Outstanding, end of year	27,417	$19.34

The table below summarizes the activity for the Company’s restricted stock outstanding at September 30, 2021:

		Weighted
		Average
	Shares	Fair Value
Outstanding, beginning of year	30,653	$21.98
Granted	12,363	18.69
Vested	(11,530)	20.82
Forfeited/cancelled/expired	—	—
Outstanding, end of year	31,486	$21.10

As of September 30, 2022, there was $416,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the 2014 Plan. The cost is expected to be recognized over a weighted average period of 3.09 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125 percent fixed-to-floating rate subordinated notes due 2027 (the “Notes”). The Notes have a stated maturity of February 15, 2027, are redeemable, in whole or in part, on or after February 15, 2022, and at any time upon the occurrences of certain events. The Notes bear interest at a fixed rate of 6.125 percent per year, from and including February 7, 2017 to, but excluding February 15, 2022. From and including February 15, 2022 to the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 3-month LIBOR plus 414.5 basis points. As September 30, 2022, the interest rate on the note was6.65%. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s subordinated debt totaled $25.0 million at September 30, 2022

Note 20 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition

	September 30,
	2022	2021
	(In thousands)
Assets
Cash and cash equivalents	$5,552	$6,878
Investment in subsidiaries	163,164	157,554
Loans receivable, net	755	934
Other assets	2,198	1,916
Total Assets	$171,669	$167,282
Liabilities
Subordinated debt	$25,000	$24,934
Accrued interest payable	158	196
Accounts payable	66	(16)
Total Liabilities	25,224	25,114
Shareholders’ Equity	146,445	142,168
Total Liabilities and Shareholders’ Equity	$171,669	$167,282

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Operations

	Year Ended September 30,
	2022	2021
	(In thousands)
Income
Interest income	$39	$51
Total Interest Income	39	51
Expense
Long-term borrowings	1,371	1,536
Total Interest Expense	1,371	1,536
Other operating expenses	366	560
Total Other Expenses	366	560
Total Expense	1,737	2,096
Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Benefit	(1,698)	(2,045)
Equity in Undistributed Net Income of Subsidiaries	8,356	1,473
Income tax benefit	(293)	(480)
Net Income (Loss)	$6,951	$(92)

Condensed Statements of Comprehensive Income

	Year Ended September 30,
(In thousands)	2022	2021
Net Income (Loss)	$6,951	$(92)
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	(8,107)	950
Tax effect	1,702	(199)
Net of tax amount	(6,405)	751
Reclassification adjustment for net gains arising during the period(1)	—	(779)
Tax effect	—	163
Net of tax amount	—	(616)
Adjustment for loss recorded on replacement of derivative	—	(9)
Accretion of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity(2)	8	4
Tax effect	(8)	(1)
Net of tax amount	—	3
Fair value adjustment on derivatives	4,050	1,258
Tax effect	(857)	(263)
Net of tax amount	3,193	995
Total other comprehensive (loss) income	(3,212)	1,124
Total comprehensive income	$3,739	$1,032

(1) Amounts are included in net gains on sales and calls of investments on the Consolidated Statements of Operations in total other income.

(2) Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Condensed Financial Information - Parent Company Only (Continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$6,951	$(92)
Undistributed net income of subsidiaries	(8,356)	(1,473)
ESOP expense	231	248
Stock based compensation	307	295
Amortization of subordinated debt issuance costs	66	158
Increase in other assets	(786)	(850)
Increase in other liabilities	82	11
Net Cash Used in Operating Activities	(1,505)	(1,703)
Cash Flows from Investing Activities
Net decrease in loans	179	170
Net Cash Provided by Investing Activities	179	170
Cash Flows from Financing Activities
Proceeds from other borrowings	—	5,000
Repayments of other borrowings	—	(5,000)
Net Cash (Used in) Provided by Financing Activities	—	—
Net Decrease in Cash and Cash Equivalents	(1,326)	(1,533)
Cash and Cash Equivalents - Beginning	6,878	8,411
Cash and Cash Equivalents - Ending	$5,552	$6,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Subsequent Event

On December 13, 2022, Malvern Bancorp, Malvern Bank and First Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and subject to the terms and conditions of the Merger Agreement, Malvern Bancorp will merge with and into First Bank immediately followed by the merger of Malvern Bank with and into First Bank, with First Bank continuing as the surviving corporation in each case (collectively, the “Merger”). The Merger Agreement was unanimously approved by the board of directors of each of First Bank, Malvern Bancorp and Malvern Bank.

At the effective time of the Merger, each share of common stock of Malvern Bancorp will be converted into the right to receive $7.80 in cash and 0.7733 shares of common stock, par value $5.00 per share, of First Bank, subject to adjustment in accordance with the terms of the Merger Agreement if Malvern's adjusted shareholders' equity as of the tenth day prior to the closing of the Merger does not equal or exceed $140,000,000.

The Merger is expected to be completed in the second quarter of 2023, subject to shareholder and regulatory approval and other customary closing conditions.

Commercial Loan Foreclosure

The court entered into a Judgment of Foreclosure with respect to commercial real estate loan held for sale at a carrying value of $13.3 million (i) directing the sale the property at public auction prior to December 13, 2023, (ii) upon sale of the property, directing the payment to Malvern of the sum of approximately $17.2 million plus interest at the note rate from September 16, 2022 through December 14, 2022 and at the statutory rate of 9% thereafter through the date of the foreclosure sale, (iii) directing that Malvern pay the transfer of the foreclosure sale and (iv) if Malvern is the successful bidder, directing that Malvern must place the property back on the market for sale or leasing within 180 day of the foreclosure sale.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

As of September 30, 2022, based on management’s assessment, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held in February 2023 (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under the 2014 Plan as of September 30, 2022. The 2014 Plan permits the grant of equity awards and other awards, including stock options and restricted stock.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	36,830	$20.24	283,776
Equity compensation plans not approved by security holders	—	—	—
Total	36,830	$20.24	283,776

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

Report of Wolf & Co. P.C., Independent Registered Public Accounting Firm (PCAOB ID 392)

Report of Baker Tilly US, LLP, Independent Registered Accounting Firm (PCAOB ID 23)

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
2.1	Agreement and Plan of Merger, dated December 13, 2022, by and among First Bank, Malvern Bancorp, Inc. and Malvern Bank, National Association.	(0)
3.1	Amended and Restated Articles of Incorporation of Malvern Bancorp, Inc.	(1)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.	(2)
4.0	Form of Stock Certificate of Malvern Bancorp, Inc.	(3)
4.1	Indenture, dated February 7, 2017, by and between Malvern Bancorp, Inc. and U.S. Bank National Association, as trustee	(4)
4.2	Forms of 6.125% Subordinated Note due 2027 (included as Exhibit A-1 and Exhibit A-2 to the Indenture referenced above)	(5)
4.3	Description of Registrant’s Securities	Filed herewith
10.1	Malvern Bancorp 2014 Long Term Incentive Plan*	(6)
10.2	Change of Control Agreement, dated May 23, 2016, with Joseph D. Gangemi*	(7)
10.3	Change of Control Agreement, dated May 23, 2016, with William Woolworth*	(8)
10.4	Amended and Restated Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Bank and Anthony C. Weagley*	(9)
10.5	Amendment to Change in Control Agreement, dated May 25, 2017, between Joseph Gangemi and Malvern Bank, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(10)
10.6	Employment Agreement, dated May 25, 2017, among Malvern Bancorp, Inc., Malvern Bank and William J. Boylan, including his Non-Competition, Non-Solicitation, Confidentiality and Cooperation Agreement*	(11)
10.7	Amendment to Employment Agreement, dated December 11, 2018, among Malvern Bancorp, Inc., Malvern Bank and Anthony C. Weagley	(12)
10.8	Form of Voting Agreement, dated December 13, 2022, by and between First Bank and certain stockholders of Malvern Bancorp, Inc.	(13)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Wolf & Company	Filed herewith
23.2	Consent of Baker Tilly	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.**	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2022 and 2021, (ii) the Consolidated Statement of Operations for the years ended September 30, 2022 and 2021, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended September 30, 2022 and 2021, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2022 and 2021, (v) the Consolidated Statement of Cash Flows for the years ended September 30, 2022 and 2021 (vi) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnote tagging.

(0)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on December 14, 2022.

(1)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.

(2)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.

(3)	Incorporated by reference from Exhibit 4.0 to Malvern Bancorp, Inc.’s Registration Statement Form S-1, filed May 31, 2012 (SEC File No. 333-181798).

(4)	Incorporated by reference from Exhibit 4.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on February 8, 2017.

(5)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on February 8, 2017

(6)	Incorporated by reference from Appendix A of the definitive proxy statement filed by Malvern Bancorp, Inc. with the SEC on January 2, 2015.

(7)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 27, 2016.

(8)	Incorporated by reference from Exhibit 10.2 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on May 27, 2016.

(9)	Incorporated by reference from Exhibit 10.1 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.

(10)	Incorporated by reference from Exhibit 10.2 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.

(11)	Incorporated by reference from Exhibit 10.3 to Malvern Bancorp, Inc.’s Current Report on Form 8-K, filed on June 1, 2017.

(12)	Incorporated by reference from Exhibit 10.8 to Malvern Bancorp, Inc’s Annual Report on Form 10-K, filed on December 14, 2018.

(13)	Incorporated by reference from Exhibit 2.1 to the current Report on Form 8-K of Malvern Bancorp, Inc. filed with SEC on December 14, 2022.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN BANCORP, INC.

December 27, 2022	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities described below on December 27, 2022.

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