Form 10-Q
period 2022-12-31
MALVERN BANCORP, INC.
filed 2023-02-14
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01:	7,636,586 shares
(Title of Class)	(Outstanding as of February 10, 2023)

PART I – FINANCIAL INFORMATION

The following (a) consolidated statement of financial condition as of September 30, 2022, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2023, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2022 (the “2022 Annual Report”), should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31,	September 30,
	2022	2022
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	1,901	4,677
Interest bearing deposits in depository institutions	33,106	48,590
Cash and Cash Equivalents	35,007	53,267
Investment securities available for sale, at fair value	50,385	49,844
Equity securities, at fair value	1,376	1,374
Investment securities held to maturity, at amortized cost	58,147	58,767
Restricted stock, at cost	7,060	7,104
Loans held-for-sale	13,232	13,780
Loans receivable, net of allowance for loan losses	798,862	801,854
Other real estate owned	259	259
Accrued interest receivable	4,675	4,252
Property and equipment, net	5,134	5,231
Deferred income taxes	3,649	3,722
Bank-owned life insurance	26,407	26,233
Other assets	13,599	18,673
Total Assets	$1,017,792	$1,044,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing	51,066	58,014
Interest-bearing	686,356	727,309
Total Deposits	737,422	785,323
FHLB advances	80,000	80,000
Other borrowings	18,000	—
Subordinated debt	25,000	25,000
Advances from borrowers for taxes and insurance	1,510	1,002
Accrued interest payable	1,068	543
Other liabilities	6,057	6,047
Total Liabilities	869,057	897,915
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,831,102 and 7,636,586 shares issued and outstanding, respectively, at December 31, 2022 and 7,828,344 and 7,633,828 shares issued and outstanding, respectively, at September 30, 2022	76	76
Additional paid-in-capital	85,988	85,917
Retained earnings	69,155	67,247
Unearned Employee Stock Ownership Plan (ESOP) shares	(718)	(756)
Accumulated other comprehensive loss	(2,903)	(3,176)
Treasury stock, at cost: 194,516 shares at December 31, 2022 and September 30, 2022	(2,863)	(2,863)
Total Shareholders’ Equity	148,735	146,445
Total Liabilities and Shareholders’ Equity	$1,017,792	$1,044,360

See accompanying notes to unaudited consolidated financial statements.

 MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended December 31,
	2022	2021
	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$9,150	$8,228
Investment securities, taxable	669	455
Investment securities, tax-exempt	151	36
Dividends, restricted stock	113	91
Interest-bearing deposits	267	13
Total Interest and Dividend Income	10,350	8,823
Interest Expense
Deposits	1,830	1,045
Short-term borrowings	9	—
Long-term borrowings	327	237
Subordinated debt	430	383
Total Interest Expense	2,596	1,665
Net Interest Income	7,754	7,158
Provision for Loan Losses	—	—
Net Interest Income after Provision for Loan losses	7,754	7,158
Other Income
Service charges and other fees	177	454
Rental income	49	52
Net gains on sale of loans	8	52
Earnings on bank-owned life insurance	173	169
Other real estate owned income, net	78	—
Total Other Income	485	727
Other Expenses
Salaries and employee benefits	2,582	2,295
Occupancy expense	537	515
Federal deposit insurance premium	64	76
Advertising	32	32
Data processing	275	320
Professional fees	763	1,055
Merger related expenses	511	—
Pennsylvania shares tax	127	170
Other operating expenses	871	765
Total Other Expenses	5,762	5,228
Income before income tax expense	2,477	2,657
Income tax expense	569	640
Net Income	$1,908	$2,017
Earnings Per Common Share:
Basic	$0.25	$0.27
Diluted	$0.25	$0.27
Weighted Average Common Shares Outstanding:
Basic	7,578,873	7,551,606
Diluted	7,580,788	7,553,208

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2022	2021
	(In thousands)
Net Income	$1,908	$2,017
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	594	(149)
Tax effect	(125)	31
Net of tax amount	469	(118)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (1)	1	2
Tax effect	—	(1)
Net of tax amount	1	1
Fair value adjustments on derivatives	(247)	479
Tax effect	50	(101)
Net of tax amount	(197)	378
Total other comprehensive income	273	261
Total comprehensive income	$2,181	$2,278

(1)	Amounts are included in interest and dividends on investment securities on the consolidated Statement of Net Income.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended December 31, 2022 and 2021
					Accumulated
		Additional		Unearned	Other		Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Equity
	(In thousands, except share data)
Balance, October 1, 2021	$76	$85,524	$60,296	$(901)	$36	$(2,863)	$142,168
Net income	—	—	2,017	—	—	—	2,017
Other comprehensive income	—	—	—	—	261	—	261
Committed to be released ESOP shares (3,600 shares)	—	23	—	36	—	—	59
Stock based compensation	—	52	—	—	—	—	52
Balance, December 31, 2021	$76	$85,599	$62,313	$(865)	$297	$(2,863)	$144,557

Balance, October 1, 2022	$76	$85,917	$67,247	$(756)	$(3,176)	$(2,863)	$146,445
Net income	—	—	1,908	—	—	—	1,908
Other comprehensive income	—	—	—	—	273	—	273
Committed to be released ESOP shares (3,600 shares)	—	18	—	38	—	—	56
Stock based compensation	—	53	—	—	—	—	53
Balance, December 31, 2022	$76	$85,988	$69,155	$(718)	$(2,903)	$(2,863)	$148,735

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,908	$2,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	144	159
Deferred income tax expense	—	69
ESOP expense	56	59
Stock based compensation	53	52
Amortization of premiums and discounts on investments securities, net	120	66
Amortization of loan origination fees and costs	(41)	(23)
(Accretion) amortization of mortgage servicing rights	4	(3)
Net gain on sale of secondary market loans	(8)	(52)
Proceeds from sale of secondary market loans	932	2,285
Originations of secondary market loans	(924)	(2,233)
Earnings on bank-owned life insurance	(173)	(169)
(Increase) decrease in accrued interest receivable	(423)	118
Increase in accrued interest payable	525	207
Operating lease liability payments	128	(149)
Decrease (increase) in other liabilities	11	(3,670)
Decrease in other assets	4,692	261
Amortization of subordinated debt issuance costs	—	40
Net cash provided by (used in) operating activities	7,004	(966)
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	—	(2,000)
Maturities, calls and principal repayments	29	945
Investment securities held-to-maturity:
Purchases	—	(13,711)
Maturities, calls and principal repayments	523	3,109
Net decrease in loans held for investment	3,581	64,383
Net decrease in restricted stock	44	1,482
Purchase of property and equipment	(48)	(18)
Net cash provided by investing activities	4,129	54,190
Cash Flows from Financing Activities
Net decrease in deposits	(47,901)	(25,471)
Proceeds for long-term borrowings	60,000	—
Repayment of long-term borrowings	(60,000)	(30,000)
Proceeds from other borrowings	18,000	—
Increase in advances from borrowers for taxes and insurance	508	561
Net cash used in financing activities	(29,393)	(54,910)
Net Decrease in Cash and Cash Equivalents	(18,260)	(1,686)
Cash and Cash Equivalents - Beginning	53,267	136,590
Cash and Cash Equivalents - Ending	$35,007	$134,902
Supplemental Cash Flows Information
Interest paid	$2,071	$1,458
Income taxes paid	$—	$—

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank’s principal business consists of attracting deposits from businesses and the general public and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one-to-four family residential real estate loans, construction and development loans, commercial business loans, home equity loans, lines of credit, and other consumer loans. The Company also invests in and maintains a portfolio of investment securities, primarily comprised of corporate bonds, mortgage-backed securities, U.S. agency and municipal obligations. Malvern Bank is one of the oldest banks headquartered on the Philadelphia Main Line.  For more than a century, the Bank has been committed to helping people build prosperous communities as a trusted financial partner, forging lasting relationships through teamwork, respect, and integrity. The Bank’s primary market niche is providing personalized service to its client base.

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at December 31, 2022 and the results of operations for the three months ended December 31, 2022 and 2021, and cash flows for the three months ended December 31, 2022 and 2021. The consolidated statement of financial condition as of September 30, 2022 was derived from the audited consolidated statement of financial condition as of that date.

In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2022 Annual Report filed with the SEC. The consolidated statements of net income for the three months ended December 31, 2022 and the consolidated statements of cash flows for the three months ended December 31, 2022 are not necessarily indicative of the results of operations or cash flows for the full fiscal year ending September 30, 2023 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Note 3 - Business Combinations

Pending Business Combination – First Bank

On December 13, 2022, Malvern Bancorp, Malvern Bank and First Bank (“First Bank”) entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which and subject to the terms and conditions of the Merger Agreement, Malvern Bancorp will merge with and into First Bank immediately followed by the merger of Malvern Bank with and into First Bank, with First Bank continuing as the surviving corporation in each case (collectively, the “Merger”). The Merger Agreement was unanimously approved by the board of directors of each of First Bank, Malvern Bancorp and Malvern Bank.

At the effective time of the Merger each share of common stock of Malvern Bancorp will be converted into the right to receive $7.80 in cash and 0.7733 shares of common stock, par value $5.00 per share, of First Bank, subject to adjustment in accordance with the terms of the Merger Agreement if Malvern’s adjusted shareholders’ equity as of the tenth day prior to the closing of the Merger does not equal or exceed $140,000,000.

The Merger is anticipated to be completed in the second quarter of 2023, subject to shareholder and regulatory approval and other customary closing conditions.

The Corporation recorded $511,000 of merger-related expenses for the three months ended December 31, 2022, related to the pending merger with First Bank. These expenses primarily consisted of legal and professional fees.

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three months ended December 31, 2022 and 2021, the Company granted 2,758 and zero restricted shares, respectively. During the three months ended December 31, 2022 and 2021 no stock options were granted. During the three months ended December 31, 2022 and 2021 zero and 1,216 restricted shares were forfeited, respectively.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended December 31,
	2022	2021
	(In thousands, except share and per share data)
Net Income	$1,908	$2,017
Weighted average shares outstanding	7,634,218	7,621,351
Average unearned ESOP shares	(55,345)	(69,745)
Basic weighted average shares outstanding	7,578,873	7,551,606
Plus: effect of potential dilutive common stock	1,915	1,602
equivalents - stock options
Diluted weighted average common shares outstanding	7,580,788	7,553,208
Earnings per common share:
Basic	$0.25	$0.27
Diluted	$0.25	$0.27

Note 5 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During the three months ended December 31, 2022 and 2021, there were 3,600 shares committed to be released. At December 31, 2022, there were 53,565 unallocated shares and 205,653 allocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $951,000 at December 31, 2022.

Note 6 - Investment Securities

The Company’s investment in debt securities are classified as available-for-sale or held-to-maturity at December 31, 2022 and at September 30, 2022. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in shareholder’s equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.  Equity securities are stated at fair value with any changes in fair value reported in other income.

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

The following tables present information related to the Company’s investment securities at December 31, 2022 and September 30, 2022:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$—	$(1,484)	$3,516
State and municipal obligations	11,988	—	(1,953)	10,035
Single issuer trust preferred security	1,000	—	(67)	933
Corporate debt securities	35,990	1	(3,609)	32,382
Mortgage Backed Security ("MBS")	2,373	—	(300)	2,073
U.S. Treasury Note	1,490	—	(44)	1,446
Total	57,841	1	(7,457)	50,385
Investment Securities Held-to-Maturity:
U.S. government agencies	29,190	—	(5,121)	24,069
State and municipal obligations	17,697	—	(1,739)	15,958
Corporate debt securities	3,232	—	(93)	3,139
Mortgage-backed securities:
MBS	2,247	—	(481)	1,766
Collateralized mortgage obligations (“CMO”), fixed-rate	5,781	—	(514)	5,267
Total	58,147	—	(7,948)	50,199
Equity Securities:
Mutual Funds	1,500	—	(124)	1,376
Total	1,500	—	(124)	1,376
Total investment securities	$117,488	$1	$(15,529)	$101,960

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	—	$(1,420)	$3,580
State and municipal obligations	12,014	—	(2,354)	9,660
Single issuer trust preferred security	1,000	—	(54)	946
Corporate debt securities	35,990	—	(3,862)	32,128
MBS	2,403	—	(316)	2,087
U.S. Treasury	1,488	—	(45)	1,443
Total	57,895	—	(8,051)	49,844
Investment Securities Held-to-Maturity:
U.S. government agencies	29,190	—	(4,907)	24,283
State and municipal obligations	18,017	—	(2,526)	15,491
Corporate debt securities	3,264	—	(96)	3,168
Mortgage-backed securities:
MBS	2,278	—	(489)	1,789
CMO	6,018	—	(483)	5,535
Total	58,767	—	(8,501)	50,266
Equity Securities:
Mutual Funds	1,500	—	(126)	1,374
Total	1,500	—	(126)	1,374
Total investment securities	$118,162	$—	$(16,678)	$101,484

There were no sales, called or matured available-for-sale investment securities for the three months ended December 31, 2022. One held-to-maturity investment security matured during the three month period ended December 31, 2022. For the three months ended December 31, 2021, $945,000 and $2.5 million of available-for-sale and held-to-maturity investment securities, respectively, were called. No purchases were made for during the three months ended December 31, 2022. For the same period ended December 31, 2021, $2.0 million of available-for sale and $13.7 million of held-for-sale investment securities were purchased.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category, and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2022 and September 30, 2022:

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$—	$—	$3,516	$(1,484)	$3,516	$(1,484)
State and municipal obligations	5,827	(425)	4,208	(1,528)	10,035	(1,953)
Single issuer trust preferred security	—	—	933	(67)	933	(67)
Corporate debt securities	6,252	(748)	25,139	(2,861)	31,391	(3,609)
MBS	2,073	(300)	—	—	2,073	(300)
U.S. Treasury Note	1,446	(44)	—	—	1,446	(44)
Total	$15,598	$(1,517)	$33,796	$(5,940)	$49,394	$(7,457)
Investment Securities Held-to-Maturity:
U.S. government agencies	$10,940	$(750)	$13,129	$(4,371)	$24,069	$(5,121)
State and municipal obligations	9,449	(403)	6,509	(1,336)	15,958	(1,739)
Corporate securities	3,139	(93)	—	—	3,139	(93)
Mortgage-backed securities:
MBS	—	—	1,766	(481)	1,766	(481)
CMO	2,393	(130)	2,873	(384)	5,266	(514)
Total	$25,921	$(1,376)	$24,277	$(6,572)	$50,198	$(7,948)
Equity Securities
Mutual funds	1,376	(124)	—	—	1,376	(124)
Total Mutual funds	1,376	(124)	—	—	1,376	(124)
Total investment securities	$42,895	$(3,017)	$58,073	$(12,512)	$100,968	$(15,529)

	September 30, 2022
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$—	$—	$3,580	$(1,420)	$3,580	$(1,420)
State and municipal obligations	9,660	(2,354)	—	—	9,660	(2,354)
Single issuer trust preferred security	—	—	946	(54)	946	(54)
Corporate debt securities	26,717	(3,273)	5,411	(589)	32,128	(3,862)
MBS	2,087	(316)	—	—	2,087	(316)
U.S. Treasury Note	1,443	(45)	—	—	1,443	(45)
Total investment securities	$39,907	$(5,988)	$9,937	$(2,063)	$49,844	$(8,051)
Investment Securities Held-to-Maturity:
U.S. government agencies	$18,662	$(3,028)	$5,621	$(1,879)	$24,283	$(4,907)
State and municipal obligations	15,491	(2,526)	—	—	15,491	(2,526)
Corporate securities	3,167	(96)	—	—	3,167	(96)
Mortgage-backed securities:
MBS	—	—	1,789	(489)	1,789	(489)
CMO	5,536	(483)	—	—	5,536	(483)
Total	$42,856	$(6,133)	$7,410	$(2,368)	$50,266	$(8,501)
Equity Securities
Mutual funds	1,500	(126)	—	—	1,374	(126)
Total Mutual funds	1,500	(126)	—	—	1,374	(126)
Total investment securities	$84,263	$(12,247)	$17,347	$(4,431)	$101,484	$(16,678)

As of December 31, 2022, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2022, the Company held 13 corporate debt securities, 11 municipal bonds, one U.S. government agency, one U.S. Treasury note, one mortgage-backed security, and one single issuer trust preferred security which were in an unrealized loss position. The Company does not intend to sell, and expects that it is not more likely than not that it will be required to sell, these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2022 represents an other-than-temporary impairment. The decrease in market value is primarily due to an increase in overall in interest rates, primarily the recent FED interest rate hikes.

Investment securities having a carrying value of $11.7 million and $11.9 million at December 31, 2022 and September 30, 2022, respectively, were pledged to secure public funds deposits and prospective FRB discount window borrowings. No investment securities were pledged to secure hedges at December 31, 2022 or September 30, 2022. No investment securities were pledged to secure short-term borrowings at December 31, 2022 and September 30, 2022.

The following table presents information for investment securities at December 31, 2022, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2022
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Over 1 year through 5 years	$6,215	$5,980
After 5 years through 10 years	32,807	29,592
Over 10 years	16,446	12,740
Mortgage-backed securities:
MBS	2,373	2,073
Total Available-for-sale securities	57,841	50,385
Held-to-Maturity:
Within 1 year	5,050	5,014
Over 1 year through 5 years	10,524	10,244
After 5 years through 10 years	3,114	2,613
Over 10 years	31,431	25,295
Mortgage-backed securities:
MBS	2,247	1,766
CMO	5,781	5,267
Total Held-to-maturity securities	58,147	50,199
Equity Securities:
Within 1 year	1,000	876
After 5 years through ten years	500	500
Total Equity securities	1,500	1,376
Total investment securities	$117,488	$101,960

Note 7 – Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	December 31, 2022	September 30, 2022
	(In thousands)
Residential mortgage	$176,207	$175,957
Construction and Development:
Residential and commercial	22,871	24,362
Land	545	550
Total Construction and Development	23,416	24,912
Commercial:
Commercial real estate	408,671	406,914
Farmland	11,435	11,506
Multi-family	50,004	55,295
Commercial and industrial	105,345	102,703
Other	13,192	13,356
Total Commercial	588,647	589,774
Consumer:
Home equity lines of credit	12,849	13,233
Second mortgages	4,024	4,395
Other	2,252	2,136
Total Consumer	19,125	19,764
Total loans	807,395	810,407
Deferred loan costs, net	566	537
Allowance for loan losses	(9,099)	(9,090)
Total loans receivable, net	$798,862	$801,854

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of December 31, 2022 and September 30, 2022.  Activity in the ALLL is presented for the three months ended December 31, 2022 and 2021 and the fiscal year ended September 30, 2022:

		Construction and
		Development		Commercial					Consumer
	Residential	Residential and		Commercial		Multi-	Commercial and		Home Equity Lines of	Second
	Mortgage	Commercial	Land	Real Estate	Farmland	Family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2022
Beginning balance	$708	$131	$3	$6,040	$57	$298	$1,158	$55	$67	$21	$15	$537	$9,090
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—	—
Recoveries	5	—	—	—	—	—	1	—	1	2	—	—	9
Provisions	82	(10)	—	(64)	—	(28)	(162)	(1)	(3)	(6)	—	192	—
Ending balance	$795	$123	$3	$5,976	$57	$270	$996	$54	$65	$17	$15	$729	$9,099
Ending balance: individually evaluated for impairment	54	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	54
Ending balance: collectively evaluated for impairment	741	123	3	5,976	57	270	996	54	65	17	15	729	9,045

Loans receivable:
Ending balance	$176,207	$22,871	$545	$408,671	$11,435	$50,004	$105,345	$13,192	$12,849	$4,024	$2,252		$807,395
Ending balance: individually evaluated for impairment	$471	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—		$471
Ending balance: collectively evaluated for impairment	$175,736	$22,871	$545	$408,671	$11,435	$50,004	$105,345	$13,192	$12,849	$4,024	$2,252		$806,924

		Construction and
		Development		Commercial					Consumer
	Residential	Residential and		Commercial		Multi-	Commercial and		Home Equity Lines of	Second
	Mortgage	Commercial	Land	Real Estate	Farmland	Family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended December 31, 2021
Beginning balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Charge-offs	—	—	—	—	—	—	(1,430)	—	—	(85)	—	—	(1,515)
Recoveries	1	—	—	75	—	—	—	—	—	4	—	—	80
Provisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Ending balance	$935	$428	$15	$7,118	$56	$450	$791	$54	$76	$6	$20	$88	$10,037
Ending balance: individually evaluated for impairment	35	$—	$—	$—	$12	$—	$—	$—	$—	$—	$—	$—	$47
Ending balance: collectively evaluated for impairment	$900	$428	$15	$7,118	$44	$450	$791	$54	$76	$6	$20	$88	$9,990

Loans receivable:
Ending balance	$187,516	$56,876	$2,138	$416,248	$15,582	$54,448	$106,493	$7,433	$13,174	$5,384	$2,282		$867,574
Ending balance: individually evaluated for impairment	$482	$—	$—	$—	$589	$—	$—	$—	$—	$—	$—		$1,071
Ending balance: collectively evaluated for impairment	$187,034	$56,876	$2,138	$416,248	$14,993	$54,448	$106,493	$7,433	$13,174	$5,384	$2,282		$866,503

		Construction and
		Development		Commercial					Consumer
	Residential	Residential and		Commercial		Multi-	Commercial and		Home Equity Lines of	Second
	Mortgage	Commercial	Land	Real Estate	Farmland	Family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2022
Beginning balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Charge-offs	—	—	—	—	—	—	(2,415)	—	—	(106)	—	—	(2,521)
Recoveries	5	—	—	75	—	—	2	—	1	55	1	—	139
Provisions	(231)	(297)	(12)	(1,078)	1	(152)	1,350	1	(10)	(15)	(6)	449	—
Ending balance	$708	$131	$3	$6,040	$57	$298	$1,158	$55	$67	$21	$15	$537	$9,090
Ending balance: individually evaluated for impairment	$54	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$54
Ending balance: collectively evaluated for impairment	$654	$131	$3	$6,040	$57	$298	$1,158	$55	$67	$21	$15	$537	$9,036

Loans receivable:
Ending balance	$175,957	$24,362	$550	$406,914	$11,506	$55,295	$102,703	$13,356	$13,233	$4,395	$2,136		$810,407
Ending balance: individually evaluated for impairment	$477	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—		$477
Ending balance: collectively evaluated for impairment	$175,480	$24,362	$550	$406,914	$11,506	$55,295	$102,703	$13,356	$13,233	$4,395	$2,136		$809,930

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

Total impaired loans increased by $4.8 million from $19.7 million at  September 30, 2022 to $24.5 million at December 31, 2022, primarily due to the additional impairment of one commercial and industrial loan at a carrying value of $4.8 million.

The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of December 31, 2022 and September 30, 2022:

			Impaired
			Loans
			with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(In thousands)
December 31, 2022
Residential mortgage	$471	$54	$2,314	$2,785	$3,006
Commercial:
Commercial real estate	—	—	13,893	13,893	15,475
Farmland	—	—	2,198	2,198	2,198
Commercial and industrial	—	—	5,481	5,481	5,481
Consumer:
Home equity lines of credit	—	—	20	20	25
Second mortgages	—	—	158	158	186
Total impaired loans	$471	$54	$24,065	$24,536	$26,371
September 30, 2022
Residential mortgage	$477	$54	$2,342	$2,819	$3,029
Commercial:
Commercial real estate	—	—	13,826	13,826	15,475
Farmland	—	—	2,213	2,213	2,213
Commercial and industrial	—	—	684	684	684
Consumer:
Home equity lines of credit	—	—	20	20	25
Second mortgages	—	—	152	152	191
Total impaired loans	$477	$54	$19,237	$19,714	$21,617

The following table presents the average recorded investment in impaired loans in the loan portfolio and related interest income recognized for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022
		Interest Income
	Average	Recognized on
	Impaired Loans	Impaired Loans
	(In thousands)
Residential mortgage	$2,773	$20
Commercial:
Commercial real estate	13,894	8
Farmland	2,204	20
Commercial and industrial	2,243	27
Consumer:
Home equity lines of credit	19	—
Second mortgages	163	—
Total	$21,296	$75

	Three Months Ended December 31, 2021
		Interest Income
	Average	Recognized on
	Impaired Loans	Impaired Loans
	(In thousands)
Residential mortgage	$2,782	$29
Commercial:
Commercial real estate	13,283	8
Farmland	2,247	20
Commercial and industrial	2,655	6
Consumer:
Home equity lines of credit	15	—
Second mortgages	678	—
Total	$21,660	$63

The following table presents the classes of the loan portfolio categorized as "pass", "special mention", "substandard" and "doubtful" within the Company’s internal risk rating system as of December 31, 2022 and September 30, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2022:
Residential mortgage	$173,375	$—	$2,832	$—	$176,207
Construction and Development:
Residential and commercial	22,871	—	—	—	22,871
Land	545	—	—	—	545
Commercial:
Commercial real estate	375,690	32,477	504	—	408,671
Farmland	9,237	—	2,198	—	11,435
Multi-family	50,004	—	—	—	50,004
Commercial and industrial	99,918	—	5,427	—	105,345
Other	13,192	—	—	—	13,192
Consumer:
Home equity lines of credit	12,762	—	87	—	12,849
Second mortgages	3,746	55	223	—	4,024
Other	2,252	—	—	—	2,252
Total	$763,592	$32,532	$11,271	$—	$807,395

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2022:
Residential mortgage	$173,083	$—	$2,874	$—	$175,957
Construction and Development:
Residential and commercial	24,362	—	—	—	24,362
Land	550	—	—	—	550
Commercial:
Commercial real estate	373,729	32,682	504	—	406,914
Farmland	9,293	—	2,213	—	11,506
Multi-family	55,295	—	—	—	55,295
Commercial and industrial	97,219	—	5,484	—	102,703
Other	13,356	—	—	—	13,356
Consumer:
Home equity lines of credit	13,143	—	90	—	13,233
Second mortgages	4,110	58	227	—	4,395
Other	2,136	—	—	—	2,136
Total	$766,276	$32,740	$11,391	$—	$810,407

The following table presents loans that are no longer accruing interest as of December 31, 2022 and September 30, 2022, by portfolio class:

	December 31,	September 30,
	2022	2022
	(In thousands)
Non-accrual loans:
Residential mortgage	$1,141	$585
Commercial:
Commercial and industrial	—	—
Consumer:
Home equity lines of credit	19	20
Second mortgages	117	148
Total non-accrual loans	$1,277	$753

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Total non-accrual loans exclude loans held-for-sale. The increase in non-accrual loans was primarily due to the addition of two residential loans with a combined carrying value of $573,000 during the three months ended December 31, 2022.

Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was $26,000 for the three months ended December 31, 2022, and $28,000 for the three months ended December 31, 2022.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the loans in the loan portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due.

The following table presents the classes of the loan portfolio categorized by the following aging categories as of December 31, 2022 and September 30, 2022:

							Loans
				90 Days		Total	Receivable >
		30-59 Days	60-89 Days	and More	Total Past	Loans	90 Days and
	Current	Past Due	Past Due	Past Due	Due	Receivable	Accruing
	(In thousands)
December 31, 2022:
Residential mortgage	$173,402	$1,267	$502	$1,036	$2,805	$176,207	$171
Construction and Development:
Residential and commercial	22,871	—	—	—	—	22,871	—
Land	545	—	—	—	—	545	—
Commercial:
Commercial real estate	408,077	90	—	504	594	408,671	504
Farmland	11,435	—	—	—	—	11,435	—
Multi-family	50,004	—	—	—	—	50,004	—
Commercial and industrial	105,306	39	—	—	39	105,345	—
Other	13,192	—	—	—	—	13,192	—
Consumer:							—
Home equity lines of credit	12,711	138	—	—	138	12,849	—
Second mortgages	3,805	65	128	26	219	4,024	—
Other	2,233	—	19	—	19	2,252	—
Total	$803,581	$1,599	$649	$1,566	$3,814	$807,395	$675

							Loans
				90 Days		Total	Receivable >
		30-59 Days	60-89 Days	and More	Total Past	Loans	90 Days and
	Current	Past Due	Past Due	Past Due	Due	Receivable	Accruing
	(In thousands)
September 30, 2022:
Residential mortgage	$173,852	$1,198	$477	$430	$2,105	$175,957	$243
Construction and Development:
Residential and commercial	24,362	—	—	—	—	24,362	—
Land	550	—	—	—	—	550	—
Commercial:
Commercial real estate	406,809	105	—	—	105	406,914	—
Farmland	9,293	2,213	—	—	2,213	11,506	—
Multi-family	55,295	—	—	—	—	55,295	—
Commercial and industrial	101,328	1,375	—	—	1,375	102,703	—
Other	13,356	—	—	—	—	13,356	—
Consumer:
Home equity lines of credit	13,160	53	20	—	73	13,233	—
Second mortgages	4,384	3	—	8	11	4,395	—
Other	2,132	4	—	—	4	2,136	—
Total	$804,521	$4,951	$497	$438	$5,886	$810,407	$243

The Company had 23 and 20 loans classified as troubled debt restructures (“TDRs”) at December 31, 2022 and September 30, 2022, respectively, with an aggregate outstanding balance of $10.9 million and $6.1 million, respectively. At December 31, 2022, these loans were also classified as impaired, except for one residential loan with a carrying value of $72,000. The increase is primarily related to the addition of one TDR commercial and industrial loan of $4.8 million. 19 of the TDR loans continue to perform under the restructured terms through December 31, 2022 and the Company continued to accrue interest on such loans through such date.

Loans that have been classified as TDRs have modified payment terms and in some cases modified interest rates from the original agreements, which allow the borrowers, who were experiencing financial difficulty, to relieve some of their overall cash flow burden, including but not limited to making interest only payments for a period of time. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and could result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the ALLL. The level of any defaults will likely be affected by future economic conditions. A default on a TDR loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $730,000 and $359,000 of residential real estate properties in the process of foreclosure at December 31, 2022 and September 30, 2022, respectively. The Company also has one commercial real estate loan held for sale at a carrying value of $13.3 million in process of foreclosure at December 31, 2022. The court entered into a Judgment of Foreclosure with respect to a commercial real estate loan held for sale at a carrying value of $13.3 million (i) directing the sale the property at public auction prior to December 13, 2023, (ii) upon sale of the property, directing the payment to the Company of the sum of approximately $17.2 million plus interest at the note rate from  September 16, 2022 through December 14, 2022 and at the statutory rate of 9% thereafter through the date of the foreclosure sale, (iii) directing that the Company pay the transfer of the foreclosure sale and (iv) if Malvern is the successful bidder, directing that the Company must place the property back on the market for sale or leasing within 180 day of the foreclosure sale.

The following table presents total TDRs as of December 31, 2022 and September 30, 2022:

			Troubled Debt Restructured
			Loans That Have Defaulted on
	Total Troubled Debt		Modified Terms Within The Past
	Restructurings		12 Months
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
	(Dollars in thousands)
December 31, 2022:
Residential mortgage	15	$2,671	1	$471
Commercial:
Commercial real estate	3	593	—	—
Farmland	1	2,198	—	—
Commercial and industrial	2	5,427	—	—
Consumer:
Second mortgages	2	41	—	—
Total	23	$10,930	1	$471
September 30, 2022:
Residential mortgage	14	2,632	—	—
Commercial:
Commercial real estate	3	594	—	—
Farmland	1	2,213	—	—
Commercial and industrial	1	625	—	—
Consumer:
Second mortgages	1	4	—	—
Total	20	$6,068	—	$—

The following table reports the performing status of all TDR loans as of December 31, 2022 and September 30, 2022. The performing status is determined by a loan’s compliance with the modified terms:

	December 31, 2022		September 30, 2022
		Non-		Non-
	Performing	Performing	Performing	Performing
	(In thousands)
Residential mortgage	$1,816	$856	$1,543	$1,089
Commercial:
Commercial real estate	593	—	594	—
Farmland	2,198	—	2,213	—
Commercial and industrial	5,427	—	625	—
Consumer:
Second mortgages	41	—	4	—
Total	$10,075	$856	$4,979	$1,089

The following table shows the new TDRs for the three months ended December 31, 2022 and 2021:

	For the Three Months Ended December 31,
	2022			2021
		Pre-	Post-		Pre-	Post-
		Modifications	Modification		Modifications	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	1	$72	$72	$—	$—	$—
Commercial:
Commercial real estate	—	—	—	2	504	504
Farmland	—	—	—	—	—	—
Commercial and industrial	1	4,802	4,802	—	—	—
Consumer:
Second mortgages	1	38	38	—
Total troubled debt restructurings	3	$4,912	$4,912	2	$504	$504

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, the “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At December 31, 2022, there were three such loan modifications totaling $31.8 million, all rated “special mention”. At September 30, 2022, the Company had four COVID-19 modified loans totaling $32.0 million, all of which were rated “special mention”.

The following tables set forth the composition of these loans by loan segments as of December 31, 2022 and September 30, 2022:

	December 31, 2022
	Number of	Loan Modified	Gross	Percentage of Gross Loans
	Loans	Exposure	Loans	Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$176,207	0.00%

Construction and Development:
Residential and commercial	—	—	22,871	0.00%
Land loans	—	—	545	0.00%
Total Construction and Development	—	—	23,416	0.00%

Commercial:
Commercial real estate	3	31,842	408,671	7.79%
Farmland	—	—	11,435	0.00%
Multi-family	—	—	50,004	0.00%
Commercial and industrial	—	—	105,345	0.00%
Other	—	—	13,192	0.00%
Total Commercial	3	31,842	588,647	5.41%

Consumer:
Home equity lines of credit	—	—	12,849	0.00%
Second mortgages	—	—	4,024	0.00%
Other	—	—	2,252	0.00%
Total Consumer	—	—	19,125	0.00%
Total loans	3	$31,842	$807,395	3.94%

	September 30, 2022
	Number of	Loan Modified	Gross	Percentage of Gross Loans
	Loans	Exposure	Loans	Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$175,957	0.00%
Construction and Development:
Residential and commercial	—	—	24,362	0.00%
Land loans	—	—	550	0.00%
Total Construction and Development	—	—	24,912	0.00%
Commercial:
Commercial real estate	3	32,041	406,914	7.87%
Farmland	—	—	11,506	0.00%
Multi-family	—	—	55,295	0.00%
Commercial and industrial	—	—	102,703	0.00%
Other	—	—	13,356	0.00%
Total Commercial	3	32,041	589,774	5.74%
Consumer:
Home equity lines of credit	—	—	13,233	0.00%
Second mortgages	—	—	4,395	0.00%
Other	—	—	2,136	0.00%
Total Consumer	—	—	19,764	0.00%
Total loans	3	$32,041	$810,407	3.95%

Note 8 - Regulatory Matter

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

As of both  December 31, 2022 and  September 30, 2022, the Bank’s current capital levels exceeded the required capital amounts to be considered “well capitalized” and they also met the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules. The Company is not subject to regulatory capital requirements imposed by Basel III on bank holding companies because it is deemed to be a small bank holding company.

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2022 and September 30, 2022:

					Minimum To be Well
					Capitalized
					Under Prompt
			Minimum For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Tier 1 Leverage (Core) Capital (to adjusted assets)	$168,734	16.53%	$40,820	4.00%	$51,025	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	168,734	19.69%	38,555	4.50%	55,690	6.50%
Tier 1 Capital (to risk weighted assets)	168,734	19.69%	51,406	6.00%	68,542	8.00%
Total Risk Based Capital (to risk weighted assets)	177,916	20.77%	68,542	8.00%	85,680	10.00%
As of September 30, 2022
Tier 1 Leverage (Core) Capital (to adjusted assets)	$166,340	16.30%	$40,820	4.00%	$51,025	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	166,340	19.27%	38,836	4.50%	56,096	6.50%
Tier 1 Capital (to risk weighted assets)	166,340	19.27%	51,751	6.00%	69,042	8.00%
Total Risk Based Capital (to riskweighted assets)	175,512	20.34%	69,042	8.00%	86,302	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At December 31, 2022, such derivatives were used to hedge the variable cash flows associated with advances from the Federal Home Loan Bank of Pittsburgh.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates approximately $1.3 million to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 20 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2022 and September 30, 2022:

	December 31, 2022
	Asset derivatives			Liability derivatives
			Statement of			Statement of
	Notional		Financial Condition	Notional		Financial Condition
	Amount	Fair Value	Location	Amount	Fair Value	Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreements	$60,000	$3,770	Other assets	$—	$—	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreements	$43,930	$3,574	Other assets	$43,930	$3,574	Other liabilities

	September 30, 2022
	Asset derivatives			Liability derivatives
			Statement of			Statement of
	Notional		Financial Condition	Notional		Financial Condition
	Amount	Fair Value	Location	Amount	Fair Value	Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreements	$60,000	$4,017	Other assets	$—	$—	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreements	$44,132	$3,711	Other assets	$44,132	$3,712	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of December 31, 2022 and September 30, 2022:

Offsetting of Derivative Assets	(In thousands)
as of December 31, 2022
Gross Amounts Not Offset in the Statements of
Financial Condition
		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset in the	presented in
	Amounts	Statement of	the Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Assets	Condition	Condition	Instruments	Received	Net Amount

Derivatives	$7,344	$—	$7,344	$—	$4,210	$3,134

Offsetting of Derivative Liabilities	(In thousands)
as of December 31, 2022
Gross Amounts Not Offset in the Statements of
Financial Condition
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	presented in
	Amounts	Statement of	the Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Liabilities	Condition	Condition	Instruments	Posted	Net Amount

Derivatives	$3,574	$—	$3,574	$—	$—	$3,574

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2022
Gross Amounts Not Offset in the Statements of
Financial Condition
		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset in the	presented in
	Amounts	Statement of	the Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Assets	Condition	Condition	Instruments	Received	Net Amount

Derivatives	$7,728	$-	$7,728	$-	$4,210	$3,518

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2022
Gross Amounts Not Offset in the Statements of
Financial Condition
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	presented in
	Amounts	Statement of	the Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Liabilities	Condition	Condition	Instruments	Posted	Net Amount

Derivatives	$3,712	$-	$3,712	$—	$—	$3,712

The tables below present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Net Income relating to the cash flow derivative instruments for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022
	Amount of Gain Recognized	Amount of Gain Reclassified from OCI to
	in OCI on Derivative	Interest Expense
	(In thousands)
Interest rate swap agreements	$205	$452
Total derivatives	205	452

	Three Months Ended December 31, 2021
	Amount of Loss Recognized	Amount of Loss Reclassified from OCI to
	in OCI on Derivative	Interest Expense
	(In thousands)
Interest rate swap agreements	$394	$(85)
Total derivatives	394	(85)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of net Income for the three months ended December 31, 2022 and 2021:

Three Months Ended December 31, 2022
	Consolidated Statements of Net Income	Amount of Gain Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$—
Total		$—

Three Months Ended December 31, 2021
	Consolidated Statements of Net Income	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$—
Total		$—

The Company has agreements with each of its derivative counterparties that contain a provision providing that if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative agreements.

At December 31, 2022 and September 30, 2022, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at December 31, 2022 and September 30, 2022. At December 31, 2022 and  September 30, 2022, the Company had no collateral posting requirement against its obligations under these agreements.  If the Company had breached any of these provisions of its contracts, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances affects the valuation method chosen. There were no changes in valuation techniques or transfers between levels at December 31, 2022 or September 30, 2022.

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,516	$—	$3,516	$—
State and municipal obligations	10,035	—	10,035	—
Single issuer trust preferred security	933	—	933	—
Corporate debt securities	32,382	—	32,382	—
Mortgage backed securities	2,073	—	2,073	—
U.S. treasury note	1,446	—	1,446	—
Total investment Securities available -for-sale	50,385	—	50,385	—
Equity Securities:
Mutual Funds	1,376	876	—	500
Total equity investment securities	1,376	876	—	500

Derivative instruments	$7,344	$—	$7,344	$—
Liabilities:
Derivative instruments	$3,574	$—	$3,574	$—

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,580	$—	$3,580	$—
State and municipal obligations	9,660	—	9,660	—
Single issuer trust preferred security	946	—	946	—
Corporate debt securities	32,128	—	32,128	—
Mortgage backed securities	2,087	—	2,087	—
U.S. treasury note	1,443	—	1,443	—
Total investment Securities available -for-sale	49,844	—	49,844	—
Equity Securities:
Mutual Funds	1,374	874	—	500
Total equity investment securities	1,374	874	—	500

Derivative instruments	$7,728	$—	$7,728	$—
Liabilities:
Derivative instruments	$3,712	$—	$3,712	$—

The following tables present additional information about the equity securities measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for three months ended December 31, 2022 and December 31, 2021

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2022	$500
Payments received	—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases	—
Transfers in and/or out of Level 3	—
Balance, December 31, 2022	$500

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2021	$500
Payments received	—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases	—
Transfers in and/or out of Level 3	—
Balance, December 31, 2021	$500

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2022 and September 30, 2022:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$259	$—	$—	$259
Impaired loans(1)	13,721	—	—	13,721
Total	$13,980	$—	$—	$13,980

	December 31, 2022
	Fair Value at			Range/(Weighted
	December 31, 2022	Valuation Technique	Unobservable Input	Average)
	(Dollars in thousands)
Other real estate owned	$259	Appraisal of Collateral(2)	Collateral discount(3)	33.6%/(33.6%)
Impaired loans(1)	13,721	Appraisal of Collateral(2)	Collateral discount(3)	(10%-12%)/(10.5%)
Total	$13,980

(1)	Consisted of two loans with an aggregate balance of $13.7 million and with $54,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$259	$—	$—	$259
Impaired loans(1)	13,722	—	—	13,722
Total	$13,981	$—	$—	$13,981

	September 30, 2022
	Fair Value at			Range/(Weighted
	September 30, 2022	Valuation Technique	Unobservable Input	Average)
	(Dollars in thousands)
Other real estate owned	$259	Appraisal of Collateral(2)	Collateral discount(3)	33.6%/(33.6%)
Impaired loans(1)	13,722	Appraisal of Collateral(2)	Collateral discount(3)	(10.4%) – (12%)/(10.5%)
Total	$13,981

(1)	Consisted of three loans with an aggregate balance of $13.7 million and with $54,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At December 31, 2022 and September 30, 2022, the Company did not have any additions to our mortgage servicing assets.  At December 31, 2022 and September 30, 2022, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2022 and September 30, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since  December 31, 2022 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Fair value measurements for these securities are typically obtained from independent pricing services that the Company has engaged for this purpose. When available, the Company, or its independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements.

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

Impaired Loans—Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered Level 3 inputs. At December 31, 2022, one of the Company’s real estate loans totaling $13.2 million classified as held-for-sale was deemed impaired. This loan is fair valued at Level 3 based off an appraisal.

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Restricted Stock—Although restricted stock are equity interests in the Federal Reserve Bank, FHLB and ACBB, they are carried at cost because they do not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2022 and  September 30, 2022 are presented below:

	December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$35,007	$35,007	$35,007	$—	$—
Investment securities available-for-sale	50,385	50,385	—	50,385	—
Investment securities held-to-maturity	58,147	50,199	—	50,199	—
Equity investment securities	1,376	1,376	876	—	500
Loans held for sale	13,232	13,232	—	—	13,232
Loans receivable, net	798,862	761,550	—	—	761,550
Accrued interest receivable	4,675	4,675	—	4,675	—
Restricted stock	7,060	7,060	—	7,060	—
Mortgage servicing rights (included in Other Assets)	83	110	—	110	—
Derivatives (included in Other Assets)	7,344	7,344	—	7,344	—
Financial liabilities:
Savings accounts	53,655	53,655	—	53,655	—
Checking and NOW accounts	284,701	284,701	—	284,701	—
Money market accounts	250,936	250,936	—	250,936	—
Certificates of deposit	148,130	149,271	—	149,271	—
Borrowings (excluding sub debt)	98,000	98,119	—	98,119	—
Subordinated debt	25,000	25,000	—	25,000	—
Derivatives (included in Other Liabilities)	3,574	3,574	—	3,574	—
Accrued interest payable	1,068	1,068	—	1,068	—

	September 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$53,267	$53,267	$53,267	$—	$—
Investment securities available-for-sale	49,844	49,844	—	49,844	—
Investment securities held-to-maturity	58,767	50,266	—	50,266	—
Equity investment securities	1,374	1,374	874	—	500
Loans receivable, net	801,854	763,311	—	—	763,311
Loans held for sale	13,780	13,780	—	—	13,780
Accrued interest receivable	4,252	4,252	—	4,252	—
Restricted stock	7,104	7,104	—	7,104	—
Mortgage servicing rights (included in Other Assets)	87	117	—	117	—
Derivatives (included in Other Assets)	7,728	7,728	—	7,728	—
Financial liabilities:
Savings accounts	55,288	55,288	—	55,288	—
Checking and NOW accounts	240,819	240,819	—	240,819	—
Money market accounts	279,699	279,699	—	279,699	—
Certificates of deposit	151,503	153,087	—	153,087	—
Borrowings (excluding sub debt)	80,000	80,022	—	80,022	—
Subordinated debt	25,000	25,045	—	25,045	—
Derivatives (included in Other Liabilities)	3,712	3,712	—	3,712	—
Accrued interest payable	543	543	—	543	—

Note 11 – Comprehensive Income

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended December 31,
	2022	2021
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$594	$(149)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (2)	1	2
Fair value adjustments on derivatives	(247)	479
Other comprehensive (loss) income before taxes	348	332
Tax effect	(75)	(71)
Total other comprehensive (loss) income	$273	$261

(1)	Amounts are included in net gains on sale and call of investments on the Consolidated Statements of Net Income in total other income.
(2)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Net Income.

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of December 31, 2022, there were 281,018 remaining shares available for future grants.

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

The Company did not grant any stock options during the three months ended December 31, 2022  There were no stock options forfeited or expired for the same periods ended  December 31, 2022 and 2021, respectively. Total compensation expense related to stock options granted under the 2014 Plan was $9,000 for the three months ended December 31, 2022 and 2021, respectively.

The Company awarded 2,758 shares of restricted stock during the three months ended December 31, 2022  There were no restricted stock awarded for the same period ended December 31, 2021. There were zero and 1,216 restricted shares forfeited for the three months ended December 31, 2022 and December 31, 2021, respectively. The compensation expense related to restricted stock awards was $44,000 and $43,000 for the three months ended December 31, 2022and 2021, respectively.

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

Stock Options

The following is a summary of stock option activity for the three months ended December 31, 2022

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (In Years)	Value
Outstanding, beginning of year	36,830	$20.24	—	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—
Outstanding, at December 31, 2022	36,830	$20.24	6.576	$13,660
Exercisable, at December 31, 2022	20,030	$21.77	5.294	$3,460
Nonvested, at December 31, 2022	16,800	$18.40	8.105	$10,200

The following is a summary of stock option activity for the three months ended December 31, 2021

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (In Years)	Value
Outstanding, beginning of year	32,830	$20.96	—	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—
Outstanding, at December 31, 2021	32,830	$20.96	7.139	$—
Exercisable, at December 31, 2021	14,480	$21.91	5.945	$—
Nonvested, at December 31, 2021	18,350	$20.21	8.082	$—

As of December 31, 2022, there was $75,000 of total unrecognized compensation cost related to unvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.30 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s stock awards outstanding during the three months ended December 31, 2022 and 2021:

		Weighted Average
	Shares	Fair Value
Outstanding, beginning of year	27,417	$19.34
Granted	2,758	$17.36
Vested	(1,645)	$24.01
Forfeited/cancelled/expired	—	$—
Outstanding, at December 31, 2022	28,530	$18.88

		Weighted Average
	Shares	Fair Value
Outstanding, beginning of year	31,486	$21.10
Granted	—	$—
Vested	(1,907)	$23.83
Forfeited/cancelled/expired	(1,216)	$20.63
Outstanding, at December 31, 2021	28,363	$20.94

As of December 31, 2022, there was $419,000 of total unrecognized compensation cost related to unvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.31 years.

Note 13 – Deposits

Deposits classified by type with percentages to total deposits at December 31, 2022 and September 30, 2022 consisted of the following:

	December 31,		September 30,
	2022		2022
	(Dollars in thousands)
Balances by types of deposit:
Savings	$53,655	7.28%	$55,288	7.04%
Money market accounts	250,936	34.03	279,699	35.62
Interest-bearing demand	233,635	31.68	240,819	30.66
Non-interest-bearing demand	51,066	6.92	58,014	7.39
	589,292	79.91	633,820	80.71
Certificates of deposit	148,130	20.09	151,503	19.29
Total Deposits	$737,422	100%	$785,323	100%

The total amount of certificates of deposit greater than or equal to $250,000 at December 31, 2022 and September 30, 2022 was $55.7 million and $63.0 million, respectively.  The Company had brokered deposits totaling $9.1 million at December 31, 2022 and September 30, 2022.

Interest expense on deposits consisted of the following:

	Three Months Ended December 31,
	2022	2021
	(In thousands)
Savings accounts	$15	$11
Money market accounts	402	278
Interest-bearing demand	710	444
Certificates of deposit	703	312
Total	$1,830	$1,045

As of December 31, 2022, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending December 31,
2023	$92,952
2024	40,226
2025	6,912
2026	5,489
2027	1,041
Thereafter	1,510
Total	$148,130

As of December 31, 2022, the scheduled maturities of certificates of deposits in amounts greater than $250,000 are as follows:

Scheduled Maturities
(In thousands)
Three months or less	$18,513
Over three through six months	15,265
Over six through twelve months	8,734
Over twelve months	13,146
Total	$55,658

Note 14 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125% fixed-to-floating rate subordinated notes (the “Notes”).  From February 7, 2017 to February 15, 2022, the Notes had a fixed rate of 6.125%.  During the period ended March 31, 2022, the rate on the Notes converted from fixed to a variable interest rate. The rate at December 31, 2022 was 8.79%. All costs related to the issuance of the Notes have been amortized. As of December 31, 2022, the Notes bear interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company’s subordinated debt totaled $25.0 million at December 31, 2022.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of December 31, 2022 and September 30, 2022. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of or resulting from the COVID-19 pandemic, and the related increase in FDIC premiums, the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any undersupply or oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, including residential and commercial; changes in the value of real estate held-for-sale; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters; possible other-than-temporary impairment of securities held by the Company; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers and banks; unanticipated or prolonged litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, that delay the occurrence or non-occurrence of events or results in elevated expenses or unexpected outcomes; changes in the interest rate environment may reduce interest margins or the fair value of financial instruments, or increase the cost of our subordinated debt securities; unexpected loss of key personnel and future to attract and retain talent; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; general economic conditions and real estate valuations may be less favorable than expected; political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; legislative or regulatory changes or actions may adversely affect the businesses in which the Company is engaged; changes and trends in the securities markets may adversely impact the Company; the impact on our business, operations, results of operations and prospects resulting from our pending merger with First Bank could be significant, including the Company’s ability to retain talent in connection with the announcement of and pendency of the merger; the ability of the Company and First Bank to obtain regulatory and shareholder approvals and meet other closing conditions to the pending merger on the expected terms and schedule; the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; the outcome of any regulatory or legal investigations and proceedings; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2022 Annual Report filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

The Company undertakes no obligation to revise or publicly release any revision or update to these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, unless required by law.

  Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and for the periods indicated in the statements of net income. Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the ALLL, loans held for sale, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2022 Annual Report and Note 2 of the Notes to the Unaudited Consolidated Financial Statements. There have been no significant changes to the Company’s Critical Accounting Policies as described in its 2022 Annual Report.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized such sources based on available capacity, term flexibility, and cost. As of December 31, 2022, the Company had adequate sources of liquidity.

Capital Strength

The Bank’s capital ratios continued to exceed the highest required regulatory benchmark levels. As of December 31, 2022, common equity Tier 1 capital ratio was 19.69%, Tier 1 leverage ratio was 16.53%, Tier 1 risk-based capital ratio was 19.69% and the total risk-based capital ratio was 20.77%.

Deferral and Modification Requests

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As of December 31, 2022, the Company had three COVID-19 modified loans totaling $31.8 million, representing 3.94 percent of loans outstanding as of such date. The COVID-19 loan modifications do not classify as TDRs as they fall under Section 4013 of the CARES Act, as amended, and further details regarding these modifications are provided in the table below. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

	December 31, 2022
	Number of	Loan Modified	Gross	Percentage of Gross
	Loans	Exposure	Loans	Loans Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$176,207	0.00%

Construction and Development:
Residential and commercial	—	—	22,871	0.00%
Land loans	—	—	545	0.00%
Total Construction and Development	—	—	23,416	0.00%

Commercial:
Commercial real estate	3	31,842	408,671	7.79%
Farmland	—	—	11,435	0.00%
Multi-family	—	—	50,004	0.00%
Commercial and industrial	—	—	105,345	0.00%
Other	—	—	13,192	0.00%
Total Commercial	3	31,842	588,647	5.41%

Consumer:
Home equity lines of credit	—	—	12,849	0.00%
Second mortgages	—	—	4,024	0.00%
Other	—	—	2,252	0.00%
Total Consumer	—	—	19,125	0.00%
Total loans	3	$31,842	$807,395	3.94%

	September 30, 2022
	Number of	Loan Modified	Gross	Percentage of Gross
	Loans	Exposure	Loans	Loans Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$175,957	0.00%
Construction and Development:
Residential and commercial	—	—	24,362	0.00%
Land loans	—	—	550	0.00%
Total Construction and Development	—	—	24,912	0.00%
Commercial:
Commercial real estate	3	32,041	406,914	7.87%
Farmland	—	—	11,506	0.00%
Multi-family	—	—	55,295	0.00%
Commercial and industrial	—	—	102,703	0.00%
Other	—	—	13,356	0.00%
Total Commercial	3	32,041	589,774	5.74%
Consumer:
Home equity lines of credit	—	—	13,233	0.00%
Second mortgages	—	—	4,395	0.00%
Other	—	—	2,136	0.00%
Total Consumer	—	—	19,764	0.00%
Total loans	3	$32,041	$810,407	3.95%

Certain industries included within our commercial real estate loans were particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic. All the three COVID-19 modified commercial real estate loans were hotels.

Results of Operations

Net income available to common shareholders for the three months ended December 31, 2022 amounted to $1.9 million, or $0.25 per fully diluted common share, a decrease of $109,000 or 5.4%, as compared with net income of $2.0 million or $0.27 per fully diluted common share for the three months ended December 31, 2021. This decrease in net income and diluted earnings per share was primarily due to an increase in other operating expenses, driven by merger related expenses incurred during the three months ended December 31, 2022. Total other income decreased $242,000 during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 mainly due to decreased prepayment penalties and service charges. Partially offsetting these items was a $596,000 increase to net interest income during the three months ended December 31, 2022 due to rate related factors. The annualized return on average assets was 0.75% for the three months ended December 31, 2022, compared to annualized return on average assets of 0.69% for three months ended December 31, 2021. The annualized return on average shareholders’ equity was 5.14% for the three months ended December 31, 2022, compared to 5.61% in annualized return on average shareholders’ equity for the three months ended December 31, 2021.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which primarily support the loans and investments comprising these assets.

Net Interest Income

The following table presents the components of net interest income for the periods indicated:

	For the Three Months Ended December 31,
			Increase	Percent
	2022	2021	(Decrease)	Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$9,150	$8,228	$922	11.21%
Investment securities	820	491	329	67.01
Dividends, restricted stock	267	13	254	1,953.85
Interest-bearing cash accounts	113	91	22	24.18
Total interest income	10,350	8,823	1,527	17.31
Interest expense:
Deposits	1,830	1,045	785	75.12
Short-term borrowings	9	—	9	—
Long-term borrowings	327	237	90	37.97
Subordinated debt	430	383	47	12.27
Total interest expense	2,596	1,665	931	55.92
Net interest income	$7,754	$7,158	$596	8.33%

Net interest income was $7.8 million for the quarter ended December 31, 2022, an increase of $596,000, or 8.3 percent, from $7.2 million for the quarter ended December 31, 2021. The increase was primarily due to an improvement in rate related factors in interest earning assets which was partially offset by an increase in average rates in interest bearing liabilities. The average yield on interest-earning assets increased 83 basis points for the quarter ended December 31, 2022, to 4.26%, when compared to the same period in 2021 primarily due rising interest rates resulting in additional interest income from net loans and investment securities, which was partially offset by lower average loans. The average rate on interest-bearing liabilities for the quarter ended December 31, 2022 increased 59 basis points to 1.28% compared to the quarter ended December 31, 2021, due to higher interest rates on deposits and borrowings. Net interest margin increased to 3.19% for the quarter ended December 31, 2022, from 2.78% for the same period in 2021 as a result of the rising interest rate environment.

Interest Income

For the quarters ended December 31, 2022 and 2021, total interest income was $10.3 million and $8.8 million, respectively. Total interest income increased $1.5 million or 17.3% for the quarter ended December 31, 2022, compared to the quarter ended December 31, 2021, primarily due to rising interest rates resulting in additional interest income from net loans and investment securities partially offset by lower average loans. The average yield on interest-earning assets increased 83 basis points for the quarter ended December 2022, to 4.26%, when compared to the same period in 2021.

Interest Expense

For the quarter ended December 31, 2022, interest expense increased by $931,000, or 55.9%, to $2.6 million, compared to $1.7 million for the quarter ended December 31, 2021. The increase in interest expense is attributable to higher interest rates on deposits and borrowings during the comparable period. Total average interest-bearing liabilities declined $159.1 million, or 16.4%, to $809.1 million, and the average rate on interest-bearing liabilities increased 59 basis points to 1.28%, compared to 0.69%, for the quarters ended December 31, 2022 and 2021, respectively.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended December 31,
	2022 and 2021
	Increase (Decrease) Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$(803)	$1,725	$922
Investment securities	225	104	329
Interest-bearing cash accounts	(1)	255	254
Dividends, restricted stock	3	19	22
Total interest-earning assets	$(576)	$2,103	$1,527
Interest Bearing Liabilities:
Money Market deposits	$(145)	$269	$124
Savings deposits	—	4	4
Certificates of deposits	100	290	390
Other interest-bearing deposits	(22)	289	267
Total interest-bearing deposits	(67)	852	785
Borrowings and Subordinated debt	94	52	146
Total interest-bearing liabilities	$27	$904	$931
Change in net interest income	$(603)	$1,199	$596

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

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

	Three Months Ended December 31,
	2022			2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$824,361	$9,150	4.44%	$913,587	$8,228	3.60%
Investment securities	110,033	820	2.98%	75,427	491	2.60%
Interest-bearing cash accounts	30,650	267	3.48%	32,775	13	0.16%
Dividends, restricted stock	6,949	113	6.50%	6,699	91	5.43%
Total interest-earning assets(1)	971,993	10,350	4.26%	1,028,488	8,823	3.43%
Non-interest-earning assets:
Cash and due from banks	5,386			105,989
Bank-owned life insurance	26,292			26,125
Other assets	27,918			26,042
Other real estate owned	228			4,961
Allowance for loan losses	(9,121)			(14,157)
Total non-interest-earning assets	50,703			148,960
Total assets	$1,022,696			$1,177,448
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$174,702	402	0.92%	$367,761	278	0.30%
Savings deposits	53,623	15	0.11%	53,336	11	0.08%
Certificates of deposits	150,044	703	1.87%	113,622	312	1.10%
Other interest-bearing deposits	324,911	710	0.87%	341,550	444	0.52%
Total interest-bearing deposits	703,280	1,830	1.04%	876,269	1,045	0.48%
Borrowings	105,837	766	2.90%	91,919	620	2.70%
Total interest-bearing liabilities	809,117	2,596	1.28%	968,188	1,665	0.69%
Non-interest-bearing liabilities:
Demand deposits	56,755			54,092
Other liabilities	8,460			11,408
Total non-interest bearing liabilities	65,215			65,500
Shareholders' equity	148,364			143,760
Total liabilities and shareholders' equity	$1,022,696			$1,177,448
Net interest spread			2.98%			2.74%
Net interest margin			3.19%			2.78%
Net interest income		$7,754			$7,158

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended December 31,
			Increase	Percent
	2022	2021	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$177	$454	$(277)	(61.01)%
Rental income-other	49	52	(3)	(5.77)
Net gains on sale of loans	8	52	(44)	(84.62)
Earnings on bank-owned life insurance	173	169	4	2.37
Other real estate owned income, net	78	—	78	—
Total other income	$485	$727	$(242)	(33.29)%

For the three months ended December 31, 2022, total other income amounted to $485,000, a decrease of $242,000, or 33.3%, compared to the three months ended December 31, 2021.  The decrease in total other income was primarily due to a decrease of $277,000 in prepayment penalties, service charges and other fees during the quarter ended December 31, 2022 as compared to the quarter ended December 31, 2021.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended December 31,
			Increase	Percent
	2022	2021	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,582	$2,295	$287	12.51%
Occupancy expense	537	515	22	4.27
Federal deposit insurance premium	64	76	(12)	(15.79)
Advertising	32	32	—	—
Data processing	275	320	(45)	(14.06)
Professional fees	763	1,055	(292)	(27.68)
Merger related expense	511	—	511	—
Pennsylvania shares tax	127	170	(43)	(25.29)
Other operating expenses	871	765	106	13.86
Total other expense	$5,762	$5,228	$534	10.21%

Other expenses for the quarter ended December 31, 2022 increased $534,000, or 10.2%, to $5.8 million when compared to the quarter ended December 31, 2021. The increase was primarily due to an increase of $511,000 of merger related expenses for the three months ended December 31, 2022. These expenses primarily consisted of legal and professional fees.

Income Taxes

The Company recorded income tax expense of $569,000 during the quarter ended December 31, 2022, compared to $640,000 for the quarter ended December 31, 2021. The effective tax rates for the Company for the quarters ended December 31, 2022 and 2021, were 23.0% and 24.1%, respectively. The effective tax rate includes discrete tax items related to non-deductible merger-related expenses recognized in the first quarter of the fiscal year 2023.

Investment Portfolio

For the three months ended December 31, 2022, the average volume of investment securities increased by $34.6 million to $110.0 million, or 11.3% of average earning assets, from $75.4 million, or 7.3% of average earning assets, for the three months ended December 31, 2021. At December 31, 2022, the total investment portfolio amounted to $109.9 million. At December 31, 2022, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivisions, U.S. treasury note, corporate bonds and notes, a trust preferred security, and taxable mutual funds.

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

Total gross loans, which excludes loans held-for-sale decreased by $3.0 million to $807.4 million at December 31, 2022 when compared to September 30, 2022.  Construction loans decreased by $1.5 million, commercial loans decreased by $1.1 million, consumer loans declined by $600,000, and residential loans increased by $250,000, in each case, at December 31, 2022 when compared to September 30, 2022.

Loans held-for-sale amounted to $13.2 million at December 31, 2022, compared to $13.4 million at September 30, 2022.

At December 31, 2022 the Company had $111.4 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit, and home equity lines of credit.

Average loan balances decreased $89.2 million, or 9.8% for the three months ended December 31, 2022, as compared to the same period in fiscal year 2021, while the average yield on loans increased by 84 basis points for the three months ended December 31, 2022, compared with the same period in fiscal year 2021. The decrease in average total loan volume was primarily due to increased paydowns and payoff activity.

Allowance for Loan Losses and Related Provision

The ALLL provides an estimate of probable but unconfirmed losses in the loan portfolio as of the financial statement date. Additions to the ALLL are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The ALLL is maintained at an amount considered adequate by management to provide for probable loan losses inherent in the loan portfolio based upon a periodic evaluation of the portfolio’s risk characteristics. In establishing an appropriate ALLL, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such qualitative factors as changes in lending policies and procedures, economic and business conditions, nature and volume of the portfolio, changes in delinquency, concentration of credit trends, value of underlying collateral, the level and trend of interest rates and peer group statistics are also reviewed. Given the economic volatility impacting national, regional, and local markets, the Company’s analysis of its ALLL takes into consideration the potential impact that current trends may have on the Company’s borrower base.

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

The allowance for loan losses at December 31, 2022 amounted to $9.1 million, or 1.13% of total gross loans excluding loans held-for-sale, compared to $9.1 million, or 1.12% of total gross loans excluding loans held-for-sale, at September 30, 2022. The Company did not record a provision for loan losses for the quarters ended December 31, 2022 or 2021. Net charge-offs were ($9,000) and $1.0 million for the three months ended December 31, 2022 and 2021, respectively. The decrease is reflective of there not being any charge offs recorded during the December 2022 period.

         We will continue to experience periodic charge-offs in the future as exit strategies with respect to certain of our loans are considered and executed, in particular as it relates to our clients impacted by the COVID-19 pandemic. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. The level of the ALLL for the respective periods reflects the credit quality within the loan portfolio, the loan volume recorded or lost during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at December 31, 2022 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Three Months Ended December 31,
	2022	2021
	(Dollars in thousands)
Average loans outstanding	$824,361	$913,857
Total gross loans at end of period	$807,395	$867,574
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$9,090	$11,472

Charge-offs:
Commercial:
Commercial real estate	—	—
Commercial and industrial	—	1,430
Consumer:
Second mortgages	—	85
Other	—	—
Total charge-offs	—	1,515
Recoveries:
Residential Mortgage	5	1
Commercial:
Commercial real estate	—	75
Commercial and industrial	1	—
Consumer:
Home equity lines of credit	1	—
Second mortgages	2	4
Second mortgages	—	—
Total recoveries	9	80
Net charge-offs	(9)	1,435
Provision for loan losses	—	—
Balance at end of period	$9,099	$10,037
Ratios:
Ratio of allowance for loan losses to non-performing loans	466.14%	560.73%
Ratio of net charge-offs to average loans outstanding (1)	0.00%	0.19%
Ratio of net charge-offs to total allowance for loan losses	(0.10)%	14.30%

(1)	Annualized

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

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of 90 days. When a loan is placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and a satisfactory period of ongoing repayments exists. Accruing loans past due 90 days or more are generally well-secured and in the process of collection.

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more, OREO and performing TDR loans:

	December 31,	September 30,
	2022	2022
	(In thousands)
Non-accruing loans:
Non-accrual loans	$1,277	$753
Accruing loans more than 90 days past due	675	243
Total non-performing loans	1,952	996
OREO	259	259
Total non-performing assets	$2,211	$1,255
TDR loans - performing	$10,075	$4,979

Non-accrual loans totaled $1.3 million at December 31, 2022 and $753,000 at September 30, 2022. The increase in non-accrual loans was primarily due to addition of two residential loans with a carrying value of  $569,000 during the three months ended December 31, 2022. OREO was $259,000 at both December 31, 2022, and September 30, 2022. Performing TDR loans were $10.1 million at December 31, 2022 and $4.8 million at September 30, 2022. The increase is primarily related to one additional new TDR commercial and industrial loan at a carrying value of $4.8 million during the December 31, 2022 period.

Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the Company to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated as “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

         Special mention loans amounted to $32.5 million and $32.7 million at December 31, 2022 and September 30, 2022 respectively. Substandard loans were $11.3 million and $11.4 million at December 31, 2022 and September 30, 2022 , respectively. Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

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

At December 31, 2022, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.11:1.00 at the cumulative one-year position. Based on current rising interest rate environment, that at the current time is estimated to continue through the first half of 2023, emphasis will be on controlling liability costs and duration in our efforts to insulate the net interest spread for a potential future decline in rates.

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

Management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Under its liquidity risk management program, the Company regularly monitors correspondent bank funding exposure and credit exposure in accordance with guidelines issued by the banking regulatory authorities. Management uses a variety of potential funding sources and staggering maturities to reduce the risk of potential funding pressure. Management also maintains a detailed contingency funding plan designed to adequately respond to situations which could lead to stresses on liquidity. Management believes that the Company has the funding capacity to meet the liquidity needs arising from potential events. The Company maintains borrowing capacity through the Federal Home Loan Bank of Pittsburgh secured with loans and marketable securities.

The Company’s primary sources of short-term liquidity consist of cash and cash equivalents and investment securities available-for-sale.

Additionally, liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio from the temporary curtailment of lending activities. At December 31, 2022, the Company had $35.0 million in cash and cash equivalents compared to $50.4 million at September 30, 2022. In addition, our available for sale investment securities amounted to $50.4 million at December 31, 2022 and $49.8 million at September 30, 2022.

Deposits

Total deposits decreased $47.9 million, or 6.1 percent, from $785.3 million at September 30, 2022 to $737.4 million at December 31, 2022. The decrease in deposits was primarily related to a reduction of $28.8 million in money market deposits and $7.2 million in interest-bearing demand deposits, a $7.0 million decline in non-interest-bearing deposits and a decrease of $3.4 million in time deposits. Non-interest-bearing core deposits; interest-bearing core deposits, savings, money market; and time deposits represent approximately 7%, 73%, and 20% of total deposits, respectively as of December 31, 2022.

Total interest-bearing deposits decreased $40.9 million from $727.3 million at September 30, 2022 to $686.4 million at December 31, 2022. Time deposits $250,000 and over decreased $7.3 million as compared to September 30, 2022. Time deposits $250,000 and over represented 7.5% of total deposits at December 31, 2022 compared to 8.0% at September 30, 2022. Brokered deposits remained at $9.1 million at both December 31, 2022 and September 30, 2022.

The Company continues to focus on the maintenance and development of its deposit base to align with its funding requirements and liquidity needs, but with an emphasis on serving the needs of its communities to provide a long-term relationship base to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by type, with percentages to total deposits, at December 31, 2022 and September 30, 2022:

	December 31,		September 30,
	2022		2022		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$53,655	7.28%	$55,288	7.04%	$(1,633)
Money market accounts	250,936	34.03	279,699	35.62	(28,763)
Interest bearing demand	233,635	31.68	240,819	30.66	(7,184)
Non-interest bearing demand	51,066	6.92	58,014	7.39	(6,948)
	589,292	79.91	633,820	80.71	(44,528)
Certificates of deposit	148,130	20.09	151,503	19.29	(3,373)
Total	$737,422	100.00%	$785,323	100.00%	$(47,901)

Borrowings

Advances from FHLB Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of December 31, 2022 and September 30, 2022, the Company’s outstanding balance of FHLB Pittsburgh advances totaled $80.0 million. Of the $80.0 million in advances, all are short-term fixed-rate advances except $60.0 million of advances that have a rolling 90-day maturity.

The Company did not purchase any securities under agreements to repurchase as a short-term funding source during the quarters ended December 31, 2022 or 2021.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing, and financing activities. During the three months ended December 31, 2022, cash and cash equivalents decreased by $18.3 million from the balance at September 30, 2022. Net cash of $7.0 million was provided by operating activities. Net cash provided by investing activities amounted to $4.1 million primarily due to decrease in loans of $3.6 million combined with $523,000 of investment securities. Net cash used in financing activities amounted to $29.4 million, which was primarily attributable to decrease in deposits of $47.9 million which was partially offset by a net increase in borrowings of $18.0 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $148.7 million, or 14.6% of total assets, at December 31, 2022, compared to $146.4 million, or 14.0% of total assets, at September 30, 2022. Book value per common share was $19.48 at December 31, 2022, compared to $19.18 at September 30, 2022.

	December 31,	September 30,
	2022	2022
	(In thousands, except for per share data)
Shareholders’ equity	$148,735	$146,445
Book value per common share	$19.48	$19.18

Capital

At December 31, 2022, the Bank’s common equity Tier 1 capital ratio was 19.69%, Tier 1 leverage ratio was 16.53%, Tier 1 risk-based capital ratio was 19.69% and the total risk-based capital ratio was 20.77%.  At September 30, 2022, the Bank’s common equity Tier 1 capital ratio was 19.27%, Tier 1 leverage ratio was 16.30%, Tier 1 risk-based capital ratio was 19.27% and the total risk-based capital ratio was 20.34%. At December 31, 2022, the Bank was in compliance with all applicable regulatory capital requirements.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A - Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors” in the 2022 Annual Report.  There are no material changes to the risk factors as previously disclosed under the section titled “Risk Factors” in Part I, Item 1A of our 2022 Annual Report.  Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Company’s stock during the quarter ended December 31, 2022.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

2.1	Agreement and Plan of Merger, dated December 13, 2022, by and among First Bank, Malvern Bancorp, Inc. and Malvern Bank, National Association (1)
3.1	Amended and Restated Articles of Incorporation of Malvern Bancorp, Inc.(2)
3.2	Amended and Restated Bylaws of Malvern Bancorp, Inc.(3)
10.1	Form of Voting Agreement dated December 13, 2022, by and among First Bank, Malvern Bancorp, Inc. and certain stockholders of Malvern Bancorp, Inc. (4)
31.1	Rule 13a-14(a)/15d-14(a) Section 302 Certification
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification
32.0	Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on December 14, 2022.
(2)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.
(3)	Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on February 17, 2017.
(4)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Malvern Bancorp, Inc. filed with the SEC on December 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2023	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

February 14, 2023	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial Officer