Form 10-Q
period 2023-03-31
MALVERN BANCORP, INC.
filed 2023-05-12
CIK 1550603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $0.01:	7,644,765 shares
(Title of Class)	(Outstanding as of May11, 2023)

PART I – FINANCIAL INFORMATION

The following (a) consolidated statement of financial condition as of September 30, 2022, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2023, or for any interim period. The Malvern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2022 (the “2023 Annual Report”), should be read in conjunction with these financial statements.

Item 1. Financial Statements

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	September 30,
	2023	2022
	(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$1,828	$4,677
Interest-bearing deposits in depository institutions	29,627	48,590
Cash and Cash Equivalents	31,455	53,267
Investment securities available for sale, at fair value	48,199	49,844
Equity securities, at fair value	1,390	1,374
Investment securities held to maturity, at amortized cost	56,242	58,767
Restricted stock, at cost	6,815	7,104
Loans held-for-sale	13,232	13,780
Loans receivable, net of allowance for loan losses	786,000	801,854
Other real estate owned	200	259
Accrued interest receivable	4,829	4,252
Property and equipment, net	4,684	5,231
Fixed asset held-for-sale	375	—
Deferred income taxes	4,045	3,722
Bank-owned life insurance	26,241	26,233
Other assets	12,593	18,673
Total Assets	$996,300	$1,044,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing	$49,662	$58,014
Interest-bearing	690,520	727,309
Total Deposits	740,182	785,323
FHLB advances	75,000	80,000
Subordinated debt	25,000	25,000
Advances from borrowers for taxes and insurance	1,668	1,002
Accrued interest payable	1,246	543
Other liabilities	5,278	6,047
Total Liabilities	848,374	897,915
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 7,839,281 and 7,644,765 shares issued and outstanding, respectively, at March 31, 2023 and 7,828,344 and 7,633,828 shares issued and outstanding, respectively, at September 30, 2022	76	76
Additional paid-in-capital	86,061	85,917
Retained earnings	69,726	67,247
Unearned Employee Stock Ownership Plan (ESOP) shares	(683)	(756)
Accumulated other comprehensive loss	(4,391)	(3,176)
Treasury stock, at cost: 194,516 shares at March 31, 2023 and September 30, 2022	(2,863)	(2,863)
Total Shareholders’ Equity	147,926	146,445
Total Liabilities and Shareholders’ Equity	$996,300	$1,044,360

See accompanying notes to unaudited consolidated financial statements.

 MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands, except share data)
Interest and Dividend Income
Loans, including fees	$9,354	$7,628	$18,504	$15,856
Investment securities, taxable	664	521	1,333	976
Investment securities, tax-exempt	147	64	298	100
Dividends, restricted stock	146	75	259	166
Interest-bearing deposits	200	16	467	29
Total Interest and Dividend Income	10,511	8,304	20,861	17,127
Interest Expense
Deposits	2,644	828	4,474	1,873
Short-term borrowings	40	—	49	—
Long-term borrowings	547	183	874	420
Subordinated debt	706	339	1,136	722
Total Interest Expense	3,937	1,350	6,533	3,015
Net Interest Income	6,574	6,954	14,328	14,112
Provision for Loan Losses	-	-	-	-
Net Interest Income after Provision for Loan losses	6,574	6,954	14,328	14,112
Other Income
Service charges and other fees	256	219	433	673
Rental income	48	48	97	100
Net gains on sale of loans	6	11	14	63
Earnings on bank-owned life insurance	373	283	546	452
Other real estate owned income, net	—	—	10	—
Total Other Income	683	561	1,100	1,288
Other Expenses
Salaries and employee benefits	2,567	2,347	5,149	4,642
Occupancy expense	556	546	1,093	1,061
Federal deposit insurance premium	119	71	183	147
Advertising	33	32	65	64
Data processing	299	359	574	679
Professional fees	894	868	1,657	1,923
Other real estate owned expense, net	69	—	—	5
Pennsylvania shares tax	193	169	320	339
Merger related expense	492	—	1,003	—
Non-recurring expense	550	—	550	—
Other operating expenses	684	2,453	1,556	3,213
Total Other Expenses	6,456	6,845	12,150	12,073
Income before income tax expense	801	670	3,278	3,327
Income tax expense	230	148	799	788
Net Income	$571	$522	$2,479	$2,539
Earnings Per Common Share:
Basic	$0.08	$0.07	$0.33	$0.34
Diluted	$0.08	$0.07	$0.33	$0.34
Weighted Average Common Shares Outstanding:
Basic	7,589,945	7,554,955	7,584,348	7,553,262
Diluted	7,594,224	7,556,194	7,587,127	7,554,459

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)
Net Income	$ 571	$ 522	$ 2,479	$ 2,539
Other Comprehensive Income, Net of Tax:
Unrealized holding gains (losses) on available-for-sale securities	(1,135)	(2,588)	(541)	(2,737)
Tax effect	239	543	114	574
Net of tax amount	(896)	(2,045)	(427)	(2,163)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (1)	1	2	2	4
Tax effect	(1)	(2)	(2)	(3)
Net of tax amount	—	—	—	1
Fair value adjustments on derivatives (2)	(747)	1,773	(994)	2,252
Tax effect	155	(372)	206	(473)
Net of tax amount	(592)	1,401	(788)	1,779
Total other comprehensive loss	(1,488)	(644)	(1,215)	(383)
Total comprehensive (loss) income	$ (917)	$ (122)	$ 1,264	$ 2,156

(1)	Amounts are included in interest and dividends on investment securities on the consolidated Statement of Net Income.
(2)	See footnote 9 for additional details on amount of gains on derivatives reclassified to interest expense.

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023 and 2022
					Accumulated
		Additional		Unearned	Other		Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Equity
	(In thousands, except share data)
Balance, January 1, 2022	$76	$85,599	$62,313	$(865)	$297	$(2,863)	$144,557
Net income	—	—	522	—	—	—	522
Other comprehensive income (loss)	—	—	—	—	(644)	—	(644)
Committed to be released ESOP shares (3,600 shares)	—	22	—	36	—	—	58
Stock based compensation	—	57	—	—	—	—	57
Balance, March 31, 2022	$76	$85,678	$62,835	$(829)	$(347)	$(2,863)	$144,550

Balance, January 1, 2023	$76	$85,988	$69,155	$(718)	$(2,903)	$(2,863)	$148,735
Net income	—	—	571	—	—	—	571
Other comprehensive income (loss)	—	—	—	—	(1,488)	—	(1,488)
Committed to be released ESOP shares (3,600 shares)	—	26	—	35	—	—	61
Stock based compensation	—	47	—	—	—	—	47
Balance, March 31, 2023	$76	$86,061	$69,726	$(683)	$(4,391)	$(2,863)	$147,926

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended March 31, 2023 and 2022
					Accumulated
		Additional		Unearned	Other		Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Equity
	(In thousands, except share data)
Balance, October 1, 2021	$76	$85,524	$60,296	$(901)	$36	$(2,863)	$142,168
Net income	—	—	2,539	—	—	—	2,539
Other comprehensive loss	—	—	—	—	(383)	—	(383)
Committed to be released ESOP shares (7,200 shares)	—	45	—	72	—	—	117
Stock based compensation	—	109	—	—	—	—	109
Balance, March 31, 2022	$76	$85,678	$62,835	$(829)	$(347)	$(2,863)	$144,550

Balance, October 1, 2022	$76	$85,917	$67,247	$(756)	$(3,176)	$(2,863)	$146,445
Net income	—	—	2,479	—	—	—	2,479
Other comprehensive loss	—	—	—	—	(1,215)	—	(1,215)
Committed to be released ESOP shares (7,200 shares)	—	43	—	73	—	—	116
Stock based compensation	—	101	—	—	—	—	101
Balance, March 31, 2023	$76	$86,061	$69,726	$(683)	$(4,391)	$(2,863)	$147,926

See accompanying notes to unaudited consolidated financial statements.

MALVERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2023	2022
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,479	$2,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	288	316
Valuation allowance for loan held for sale	—	1,683
Deferred income tax benefit	(396)	(102)
ESOP expense	116	117
Stock based compensation	101	109
Amortization of premiums and discounts on investments securities, net	238	144
Amortization (accretion) of loan origination fees and costs	(45)	64
(Accretion) amortization of mortgage servicing rights	7	(13)
Net gain on sale of secondary market loans	(14)	(63)
Proceeds from sale of secondary market loans	1,774	3,108
Originations of secondary market loans	(1,212)	(3,045)
Write down of other real estate owned	59	—
Earnings on bank-owned life insurance	(546)	(452)
(Increase) decrease in accrued interest receivable	(577)	34
Increase (decrease) in accrued interest payable	703	(220)
Operating lease liability payments	259	(293)
Increase (decrease) in other liabilities	(769)	3,816
Decrease in other assets	5,728	2,307
Amortization of subordinated debt issuance costs	—	66
Net cash provided by operating activities	8,193	10,115
Cash Flows from Investing Activities
Investment securities available-for-sale:
Purchases	—	(17,569)
Maturities, calls and principal repayments	1,065	1,455
Investment securities held-to-maturity:
Purchases	—	(23,783)
Maturities, calls and principal repayments	2,332	3,640
Proceeds from sale of loans held for sale	—	18,900
Net decrease in loans held for investment	15,899	104,290
Net decrease in restricted stock	289	1,314
Purchase of property and equipment	(115)	(26)
Net cash provided by investing activities	19,470	88,221
Cash Flows from Financing Activities
Net decrease in deposits	(45,141)	(83,722)
Repayment of borrowings	(5,000)	(30,000)
Increase in advances from borrowers for taxes and insurance	666	819
Net cash used in financing activities	(49,475)	(112,903)
Net Decrease in Cash and Cash Equivalents	(21,812)	(14,567)
Cash and Cash Equivalents - Beginning	53,267	136,590
Cash and Cash Equivalents - Ending	$31,455	$122,023
Supplemental Cash Flows Information
Interest paid	$5,830	$3,235
Income taxes paid	$—	$—
Non-cash investing activities:
Transfer of property and equipment to held-for-sale	$375	$—
Bank owned life insurance death benefit proceeds receivable	$539	$612

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

In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other real estate owned, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, the valuation of derivative positions and the evaluation of contingent liability.  The unaudited consolidated financial statements have been prepared in conformity with GAAP.

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial condition at March 31, 2023 and the results of operations for the three and six months ended March 31, 2023 and 2022, and cash flows for the six months ended March 31, 2023 and 2022. The consolidated statement of financial condition as of September 30, 2022 was derived from the audited consolidated statement of financial condition as of that date.

In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of the dates and for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the 2022 Annual Report filed with the SEC. The consolidated statements of net income for the three and six months ended March 31, 2023 and the consolidated statements of cash flows for the three and six months ended March 31, 2023 are not necessarily indicative of the results of operations or cash flows for the full fiscal year ending September 30, 2023 or any interim period. Subsequent events have been evaluated through the date of the issuance of the unaudited consolidated financial statements.

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

Note 3 - Business Combinations

Pending Business Combination – First Bank

On December 13, 2022, Malvern Bancorp, Malvern Bank and First Bank (“First Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which and subject to the terms and conditions of the Merger Agreement, Malvern Bancorp will merge with and into First Bank (through a newly created merger subsidiary of First Bank) immediately followed by the merger of Malvern Bank with and into First Bank, with First Bank continuing as the surviving corporation in each case (collectively, the “Merger”). At the effective time of the Merger each share of common stock of Malvern Bancorp will be converted into the right to receive $7.80 in cash and 0.7733 shares of common stock, par value $5.00 per share, of First Bank, subject to adjustment in accordance with the terms of the Merger Agreement if Malvern’s adjusted shareholders’ equity as of the tenth day prior to the closing of the Merger does does not equal or exceed $140,000,000.

The Merger Agreement was unanimously approved by the board of directors of each of First Bank, Malvern Bancorp and Malvern Bank.  On April 28, 2023, Malvern Bancorp held a special meeting of shareholders related to the Merger, primarily for purposes of the Malvern Bancorp shareholders voting on the proposal to adopt the Merger Agreement.  At the special meeting, the Malvern Bancorp shareholders voted to approve the proposal to adopt the Merger Agreement, and also approved the related shareholder proposals with respect to executive compensation that will or may be paid in connection with the Merger. Also on April 28, 2023, First Bank held its annual meeting of shareholders to vote upon, among other things, the proposal for First Bank to adopt the Merger Agreement.  The First Bank shareholders voted to approve the proposal to adopt the Merger Agreement.  Accordingly, both Malvern Bancorp and First Bank have obtained the necessary shareholder approval to consummate the Merger in accordance with the terms of the Merger Agreement.

The Merger is anticipated to be completed in the second quarter of 2023, but remains subject to regulatory approval and other customary closing conditions.

Malvern Bancorp recorded $1.0 million of merger-related expenses for the six months ended March 31, 2023 related to the pending merger with First Bank. These expenses primarily consisted of legal and professional fees.

Note 4 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents that would arise from the exercise of dilutive securities, reduced by unearned ESOP shares.  During the three and six months ended March 31, 2023 , the Company granted 4,200 and 6,958 restricted shares, respectively. The Company also granted 3,979 unrestricted shares during the three and six months ended March 31, 2023. During the three and six months ended March 31, 2023 the Company granted 6,000 stock options. During the three and six months ended March 31, 2023 the Company granted 5,131 restricted shares and 2,336 shares were forfeited for the six months ended March 31, 2023. There were no unrestricted shares or stock options granted during the three and six months ended March 31, 2022. There were 1,120 and 1,216 restricted shares forfeited during the three and six months ended March 31, 2022, respectively. During the three and six months ended March 31, 2023, there were 4,560 and 5,394 shares considered anti-dilutive and excluded from diluted weighted average shares outstanding while during the same period in 2022, there were 4,356 and 5,306 anti-dilutive shares.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Net Income	$571	$522	$2,479	$2,539
Weighted average shares outstanding	7,641,690	7,621,100	7,637,913	7,621,227
Average unearned ESOP shares	(51,745)	(66,145)	(53,565)	(67,965)
Basic weighted average shares outstanding	7,589,945	7,554,955	7,584,348	7,553,262
Plus: effect of potential dilutive common stock equivalents - stock options	4,279	1,239	2,779	1,197
Diluted weighted average common shares outstanding	7,594,224	7,556,194	7,587,127	7,554,459
Earnings per common share:
Basic	$0.08	$0.07	$0.33	$0.34
Diluted	$0.08	$0.07	$0.33	$0.34

Note 5 – Employee Stock Ownership Plan

The Company maintains an ESOP for substantially all of its full-time employees. The current ESOP trustee is Pentegra. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of Company common stock for approximately $2.6 million, at an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc. (the Company’s predecessor). The ESOP loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026 principally from the Bank’s contributions to the ESOP.  Shares are released to participants proportionately as the ESOP loan is repaid. During the three and six months ended March 31, 2023 and 2022, there were 3,600 and 7,200 shares, respectively, committed to be released. At March 31, 2023, there were 46,943 unallocated shares held by the ESOP. The unallocated shares had an aggregate fair value of approximately $714,000 at March 31, 2023.

Note 6 - Investment Securities

The Company’s investment in debt securities are classified as available-for-sale or held-to-maturity. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in shareholder’s equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. Held-to-maturity securities, which are carried at amortized cost, are investments where there is positive intent and ability to hold to maturity.  Equity securities are stated at fair value with any changes in fair value reported in other income.

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

The following tables present information related to the Company’s investment securities at March 31, 2023 and September 30, 2022:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	$—	$(1,283)	$3,717
State and municipal obligations	11,951	—	(1,635)	10,316
Single issuer trust preferred security	1,000	—	(54)	946
Corporate debt securities	35,000	—	(5,330)	29,670
Mortgage Backed Security ("MBS")	2,347	—	(255)	2,092
U.S. Treasury Note	1,492	—	(34)	1,458
Total	56,790	—	(8,591)	48,199
Investment Securities Held-to-Maturity:
U.S. government agencies	27,690	—	(4,328)	23,362
State and municipal obligations	17,625	—	(1,326)	16,299
Corporate debt securities	3,202	—	(86)	3,116
Mortgage-backed securities:
MBS	2,229	—	(434)	1,795
Collateralized mortgage obligations (“CMO”), fixed-rate	5,496	—	(402)	5,094
Total	56,242	—	(6,576)	49,666
Equity Securities:
Mutual Funds	1,500	—	(110)	1,390
Total	1,500	—	(110)	1,390
Total investment securities	$114,532	$—	$(15,277)	$99,255

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment Securities Available-for-Sale:
U.S. government agencies	$5,000	—	$(1,420)	$3,580
State and municipal obligations	12,014	—	(2,354)	9,660
Single issuer trust preferred security	1,000	—	(54)	946
Corporate debt securities	35,990	—	(3,862)	32,128
MBS	2,403	—	(316)	2,087
U.S. Treasury	1,488	—	(45)	1,443
Total	57,895	—	(8,051)	49,844
Investment Securities Held-to-Maturity:
U.S. government agencies	29,190	—	(4,907)	24,283
State and municipal obligations	18,017	—	(2,526)	15,491
Corporate debt securities	3,264	—	(96)	3,168
Mortgage-backed securities:
MBS	2,278	—	(489)	1,789
CMO	6,018	—	(483)	5,535
Total	58,767	—	(8,501)	50,266
Equity Securities:
Mutual Funds	1,500	—	(126)	1,374
Total	1,500	—	(126)	1,374
Total investment securities	$118,162	$—	$(16,678)	$101,484

For the six months ended March 31, 2023 there was one 1.0 million available-for-sale investment security called, one $10,000 available-for-sale investment security partially called, and three held-to-maturity investment securities totaling $2.0 million matured. There were no sales or called investment securities during the same period.  For the six months ended March 31, 2022, $945,000 and $2.5 million of available-for-sale and held-to-maturity investment securities, respectively, were called, one $10,000 available-for-sale investment security partially called, and one $250,000 mutual fund equity security matured. No purchases were made for during the three and six months ended March 31, 2023.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at March 31, 2023 and September 30, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$—	$—	$3,717	$(1,283)	$3,717	$(1,283)
State and municipal obligations	1,209	(11)	9,107	(1,624)	10,316	(1,635)
Single issuer trust preferred security	—	—	946	(54)	946	(54)
Corporate debt securities	1,829	(171)	27,841	(5,159)	29,670	(5,330)
MBS	—	—	2,092	(255)	2,092	(255)
U.S. Treasury Note	—	—	1,458	(34)	1,458	(34)
Total	$3,038	$(182)	$45,161	$(8,409)	$48,199	$(8,591)
Investment Securities Held-to-Maturity:
U.S. government agencies	$4,161	$(29)	$19,201	$(4,299)	$23,362	$(4,328)
State and municipal obligations	3,020	(22)	13,279	(1,304)	16,299	(1,326)
Corporate securities	—	—	3,116	(86)	3,116	(86)
Mortgage-backed securities:
MBS	—	—	1,795	(434)	1,795	(434)
CMO	1,071	(21)	4,023	(381)	5,094	(402)
Total	$8,252	$(72)	$41,414	$(6,504)	$49,666	$(6,576)
Equity Securities
Mutual funds	1,390	(110)	—	—	1,390	(110)
Total Mutual funds	1,390	(110)	—	—	1,390	(110)
Total investment securities	$12,680	$(364)	$86,575	$(14,913)	$99,255	$(15,277)

	September 30, 2022
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$—	$—	$3,580	$(1,420)	$3,580	$(1,420)
State and municipal obligations	9,660	(2,354)	—	—	9,660	(2,354)
Single issuer trust preferred security	—	—	946	(54)	946	(54)
Corporate debt securities	26,717	(3,273)	5,411	(589)	32,128	(3,862)
MBS	2,087	(316)	—	—	2,087	(316)
U.S. Treasury Note	1,443	(45)	—	—	1,443	(45)
Total investment securities	$39,907	$(5,988)	$9,937	$(2,063)	$49,844	$(8,051)
Investment Securities Held-to-Maturity:
U.S. government agencies	$18,662	$(3,028)	$5,621	$(1,879)	$24,283	$(4,907)
State and municipal obligations	15,491	(2,526)	—	—	15,491	(2,526)
Corporate securities	3,167	(96)	—	—	3,167	(96)
Mortgage-backed securities:
MBS	—	—	1,789	(489)	1,789	(489)
CMO	5,536	(483)	—	—	5,536	(483)
Total	$42,856	$(6,133)	$7,410	$(2,368)	$50,266	$(8,501)
Equity Securities
Mutual funds	1,500	(126)	—	—	1,374	(126)
Total Mutual funds	1,500	(126)	—	—	1,374	(126)
Total investment securities	$84,263	$(12,247)	$17,347	$(4,431)	$101,484	$(16,678)

As of March 31, 2023, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates, particularly given the inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2023, the Company held 13 corporate debt securities, 11 municipal bonds, one U.S. government agency, one U.S. Treasury note, one mortgage-backed security, and one single issuer trust preferred security which were all in an unrealized loss position. The Company does not intend to sell, and expects that it is not more likely than not that it will be required to sell, these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2023 represents an other-than-temporary impairment. The decrease in market value is primarily due to an increase in overall in interest rates, primarily the recent Federal Reserve interest rate hikes.

Investment securities having a carrying value of $33.8 million and $11.9 million at March 31, 2023 and September 30, 2022, respectively, were pledged to secure public funds deposits, prospective Federal Reserve Board discount window borrowings, and prospective Federal Reserve Board Bank Term Funding Program borrowings. No investment securities were pledged to secure hedges at March 31, 2023 or September 30, 2022. No investment securities were pledged to secure short-term borrowings at March 31, 2023 and September 30, 2022.

The following table presents information for investment securities at March 31, 2023, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2023
	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
Over 1 year through 5 years	$6,212	$6,019
After 5 years through 10 years	31,812	26,828
Over 10 years	16,419	13,260
Mortgage-backed securities:
MBS	2,347	2,092
Total Available-for-sale securities	56,790	48,199
Held-to-Maturity:
Within 1 year	5,044	5,008
Over 1 year through 5 years	8,978	8,759
After 5 years through 10 years	3,111	2,709
Over 10 years	31,384	26,301
Mortgage-backed securities:
MBS	2,229	1,795
CMO	5,496	5,094
Total Held-to-maturity securities	56,242	49,666
Equity Securities:
Within 1 year	1,000	890
After 5 years through ten years	500	500
Total Equity securities	1,500	1,390
Total investment securities	$114,532	$99,255

Note 7 – Loans Receivable and Related Allowance for Loan Losses

Loans receivable in the Company’s portfolio consisted of the following at the dates indicated below:

	March 31, 2023	September 30, 2022
	(In thousands)
Residential Mortgage	$163,734	$175,957
Construction and Development:
Residential and commercial	18,966	24,362
Land	540	550
Total Construction and Development	19,506	24,912
Commercial:
Commercial real estate	402,503	406,914
Farmland	13,560	11,506
Multi-family	61,272	55,295
Commercial and industrial	104,781	102,703
Other	10,417	13,356
Total Commercial	592,533	589,774
Consumer:
Home equity lines of credit	13,002	13,233
Second mortgages	3,577	4,395
Other	2,210	2,136
Total Consumer	18,789	19,764
Total loans	794,562	810,407
Deferred loan fees and costs, net	536	537
Allowance for loan losses	(9,098)	(9,090)
Total loans receivable, net of allowance for loan losses	$786,000	$801,854

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment, as of March 31, 2023 and September 30, 2022.  Activity in the ALLL is presented for the three and six months ended March 31, 2023 and 2022 and the fiscal year ended September 30, 2022:

		Construction and
		Development		Commercial					Consumer
	Residential	Residential and		Commercial		Multi-	Commercial and		Home Equity Lines of	Second
	Mortgage	Commercial	Land	Real Estate	Farmland	Family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31, 2023
Beginning balance	$795	$123	$3	$5,976	$57	$270	$996	$54	$65	$16	$15	$729	$9,099
Charge-offs	—	—	—	—	—	—	—	—	—	(8)	—	—	(8)
Recoveries	1	—	—	1	—	—	1	—	1	3	—	—	7
Provisions	(59)	(21)	—	(55)	12	61	(37)	(11)	(3)	4	(3)	112	—
Ending balance	$737	$102	$3	$5,922	$69	$331	$960	$43	$63	$15	$12	$841	$9,098

		Construction and
		Development		Commercial					Consumer
	Residential	Residential and		Commercial		Multi-	Commercial and		Home Equity Lines of	Second
	Mortgage	Commercial	Land	Real Estate	Farmland	Family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Three Months Ended March 31, 2022
Beginning balance	$935	$428	$15	$7,118	$56	$450	$791	$54	$76	$6	$20	$88	$10,037
Charge-offs	-	-	-	-	-	-	(764)	-	-	(21)	-	-	(785)
Recoveries	-	-	-	1	-	-	1	-	-	47	-	-	49
Provisions	(121)	(276)	12	(914)	218	(123)	1,169	(54)	2	69	(3)	21	-
Ending balance	$814	$152	$27	$6,205	$274	$327	$1,197	$—	$78	$101	$17	$109	$9,301

		Construction and
		Development		Commercial					Consumer
	Residential	Residential and		Commercial		Multi-	Commercial and		Home Equity Lines of	Second
	Mortgage	Commercial	Land	Real Estate	Farmland	Family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2023
Beginning balance	$708	$131	$3	$6,040	$57	$298	$1,158	$55	$67	$21	$15	$537	$9,090
Charge-offs	—	—	—	—	—	—	—	—	—	(8)	—	—	(8)
Recoveries	6	—	—	3	—	—	1	—	1	5	—	—	16
Provisions	23	(29)	—	(121)	12	33	(199)	(12)	(5)	(3)	(3)	304	—
Ending balance	$737	$102	$3	$5,922	$69	$331	$960	$43	$63	$15	$12	$841	$9,098
Ending balance: individually evaluated for impairment	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
Ending balance: collectively evaluated for impairment	737	102	3	5,922	69	331	960	43	63	15	12	841	9,098

Loans receivable:
Ending balance	$163,734	$18,966	$540	$402,503	$13,560	$61,272	$104,781	$10,417	$13,002	$3,577	$2,210		$794,562
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—		$—
Ending balance: collectively evaluated for impairment	$163,734	$18,966	$540	$402,503	$13,560	$61,272	$104,781	$10,417	$13,002	$3,577	$2,210		$794,562

		Construction and
		Development		Commercial					Consumer
	Residential	Residential and		Commercial		Multi-	Commercial and		Home Equity Lines of	Second
	Mortgage	Commercial	Land	Real Estate	Farmland	Family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Six Months Ended March 31, 2022
Beginning balance	$934	$428	$15	$7,043	$56	$450	$2,221	$54	$76	$87	$20	$88	$11,472
Charge-offs	—	—	—	—	—	—	(2,194)	—	—	(105)	—	—	(2,299)
Recoveries	1	—	—	76	—	—	1	—	—	50	—	—	128
Provisions	(121)	(276)	12	(914)	218	(123)	1,169	(54)	2	69	(3)	21	—
Ending balance	$814	$152	$27	$6,205	$274	$327	$1,197	$—	$78	$101	$17	$109	$9,301
Ending balance: individually evaluated for impairment	58	$—	$—	$—	$180	$—	$5	$—	$—	$—	$—	$—	$243
Ending balance: collectively evaluated for impairment	$756	$152	$27	$6,205	$94	$327	$1,192	$—	$78	$101	$17	$109	$9,058

		Construction and
		Development		Commercial					Consumer
	Residential	Residential and		Commercial		Multi-	Commercial and		Home Equity Lines of	Second
	Mortgage	Commercial	Land	Real Estate	Farmland	Family	Industrial	Other	Credit	Mortgages	Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Year Ended September 30, 2022
Ending balance	$708	$131	$3	$6,040	$57	$298	$1,158	$55	$67	$21	$15	$537	$9,090
Ending balance: individually evaluated for impairment	$54	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$54
Ending balance: collectively evaluated for impairment	$654	$131	$3	$6,040	$57	$298	$1,158	$55	$67	$21	$15	$537	$9,036

Loans receivable:
Ending balance	$175,957	$24,362	$550	$406,914	$11,506	$55,295	$102,703	$13,356	$13,233	$4,395	$2,136		$810,407
Ending balance: individually evaluated for impairment	$477	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—		$477
Ending balance: collectively evaluated for impairment	$175,480	$24,362	$550	$406,914	$11,506	$55,295	$102,703	$13,356	$13,233	$4,395	$2,136		$809,930

In assessing the adequacy of the ALLL, it is recognized that the process, methodology and underlying assumptions require a significant degree of judgment. The estimation of loan losses is not precise; the range of factors considered is wide and is significantly dependent upon management’s judgment, including the outlook and potential changes in the economic environment. At present, reduction of the commercial loan portfolio and increased historical loss levels are factored in assessing the portfolio. Any unallocated portion of the ALLL in conjunction with the quarterly review and changes to the qualitative factors to adjust for the risk due to current economic conditions reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, regulatory requirements, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

Total impaired loans increased $4.8 million from $19.7 million at  September 30, 2022 to $24.5 million at March 31, 2023, primarily due to the additional impairment of one commercial and industrial loan at a carrying value of $4.8 million.

The following table presents impaired loans in the portfolio by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary, as of March 31, 2023 and September 30, 2022:

			Impaired
			Loans
			with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
	(In thousands)
March 31, 2023
Residential mortgage	$—	$—	$2,965	$2,965	$3,190
Commercial:
Commercial real estate	—	—	13,803	13,803	15,384
Farmland	—	—	2,210	2,210	2,210
Commercial and industrial	—	—	5,381	5,381	5,381
Consumer:
Home equity lines of credit	—	—	18	18	24
Second mortgages	—	—	99	99	112
Total impaired loans	$—	$—	$24,476	$24,476	$26,301
September 30, 2022
Residential mortgage	$477	$54	$2,342	$2,819	$3,029
Commercial:
Commercial real estate	—	—	13,826	13,826	15,475
Farmland	—	—	2,213	2,213	2,213
Commercial and industrial	—	—	684	684	684
Consumer:
Home equity lines of credit	—	—	20	20	25
Second mortgages	—	—	152	152	191
Total impaired loans	$477	$54	$19,237	$19,714	$21,617

The following table presents the average recorded investment in impaired loans in the loan portfolio and related interest income recognized for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023		Six Months Ended March 31, 2023
		Interest Income		Interest Income
	Average	Recognized on	Average	Recognized on
	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans
	(In thousands)
Residential mortgage	$2,910	$21	$2,546	$40
Commercial:
Commercial real estate	13,862	6	13,878	13
Farmland	2,209	19	2,207	39
Commercial and industrial	5,435	68	3,822	95
Consumer:
Home equity lines of credit	19	—	19	—
Second mortgages	130	1	441	1
Total	$24,565	$115	$22,913	$188

	Three Months Ended March 31, 2022		Six Months Ended March 31, 2022
		Interest Income		Interest Income
	Average	Recognized on	Average	Recognized on
	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans
	(In thousands)
Residential mortgage	$2,610	$25	$1,727	$47
Commercial:
Commercial real estate	12,757	7	8,626	9
Farmland	2,236	20	1,494	40
Commercial and industrial	1,476	5	1,381	10
Consumer:
Home equity lines of credit	22	—	10	—
Second mortgages	685	—	528	—
Total	$19,786	$57	$13,766	$106

The following table presents the classes of the loan portfolio categorized as “pass”, “special mention”, “substandard” and “doubtful” within the Company’s internal risk rating system as of March 31, 2023 and September 30, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2023:
Residential mortgage	$160,724	$—	$3,010	$—	$163,734
Construction and Development:
Residential and commercial	18,696	—	—	—	18,966
Land	540	—	—	—	540
Commercial:
Commercial real estate	374,900	27,100	503	—	402,503
Farmland	11,350	—	2,210	—	13,560
Multi-family	61,272	—	—	—	61,272
Commercial and industrial	99,400	—	5,381	—	104,781
Other	10,417	—	—	—	10,417
Consumer:
Home equity lines of credit	12,916	—	86	—	13,002
Second mortgages	3,375	53	149	—	3,577
Other	2,210	—	—	—	2,210
Total	$756,070	$27,153	$11,339	$—	$794,562

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2022:
Residential mortgage	$173,083	$—	$2,874	$—	$175,957
Construction and Development:
Residential and commercial	24,362	—	—	—	24,362
Land	550	—	—	—	550
Commercial:
Commercial real estate	373,729	32,682	504	—	406,914
Farmland	9,293	—	2,213	—	11,506
Multi-family	55,295	—	—	—	55,295
Commercial and industrial	97,219	—	5,484	—	102,703
Other	13,356	—	—	—	13,356
Consumer:
Home equity lines of credit	13,143	—	90	—	13,233
Second mortgages	4,110	58	227	—	4,395
Other	2,136	—	—	—	2,136
Total	$766,276	$32,740	$11,391	$—	$810,407

The following table presents loans that are no longer accruing interest as of March 31, 2023 and September 30, 2022, by portfolio class:

	March 31,	September 30,
	2023	2022
	(In thousands)
Non-accrual loans:
Residential mortgage	$929	$585
Consumer:
Home equity lines of credit	18	20
Second mortgages	60	148
Total non-accrual loans	$1,007	$753

Under the Bank’s loan policy, once a loan has been placed on non-accrual status we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for not less than six consecutive months. Total non-accrual loans exclude loans held-for-sale. The increase in non-accrual loans was attributable to two new residential loans moving to non-accrual status with a combined carrying value of $561,000, which was offset in part by two residential loans moving out of non-accrual status as they were sold through foreclosure. One consumer loan returned to accrual status during the six months ended March 31, 2023.

Interest income that would have been recognized on non-accrual loans had they been current in accordance with their original terms was$8,000for the six months ended March 31, 2023 and $20,000 for the six months ended March 31, 2022.

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the loans in the loan portfolio and categorizing each loan as “current”, meaning payment is received from a borrower by the scheduled due date, or by the length of time a scheduled payment is past due.

The following table presents the classes of the loan portfolio categorized by the following aging categories as of March 31, 2023 and September 30, 2022:

							Loans
				90 Days		Total	Receivable >
		30-59 Days	60-89 Days	and More	Total Past	Loans	90 Days and
	Current	Past Due	Past Due	Past Due	Due	Receivable	Accruing
	(In thousands)
March 31, 2023:
Residential mortgage	$162,882	$121	$—	$731	$852	$163,734	$170
Construction and Development:
Residential and commercial	18,966	—	—	—	—	18,966	—
Land	540	—	—	—	—	540	—
Commercial:
Commercial real estate	402,000	—	—	503	503	402,503	503
Farmland	13,560	—	—	—	—	13,560	—
Multi-family	61,272	—	—	—	—	61,272	—
Commercial and industrial	104,781	—	—	—	—	104,781	—
Other	10,417	—	—	—	—	10,417	—
Consumer:							—
Home equity lines of credit	12,883	119	—	—	119	13,002	—
Second mortgages	3,577	—	—	—	—	3,577	—
Other	2,186	24	—	—	24	2,210	—
Total	$793,064	$264	$—	$1,234	$1,498	$794,562	$673

							Loans
				90 Days		Total	Receivable >
		30-59 Days	60-89 Days	and More	Total Past	Loans	90 Days and
	Current	Past Due	Past Due	Past Due	Due	Receivable	Accruing
	(In thousands)
September 30, 2022:
Residential mortgage	$173,852	$1,198	$477	$430	$2,105	$175,957	$243
Construction and Development:
Residential and commercial	24,362	—	—	—	—	24,362	—
Land	550	—	—	—	—	550	—
Commercial:
Commercial real estate	406,809	105	—	—	105	406,914	—
Farmland	9,293	2,213	—	—	2,213	11,506	—
Multi-family	55,295	—	—	—	—	55,295	—
Commercial and industrial	101,328	1,375	—	—	1,375	102,703	—
Other	13,356	—	—	—	—	13,356	—
Consumer:
Home equity lines of credit	13,160	53	20	—	73	13,233	—
Second mortgages	4,384	3	—	8	11	4,395	—
Other	2,132	4	—	—	4	2,136	—
Total	$804,521	$4,951	$497	$438	$5,886	$810,407	$243

The Company had 23 and 20 loans classified as troubled debt restructures (“TDRs”) at March 31, 2023 and September 30, 2022, respectively, with an aggregate outstanding balance of $11.0 million and $6.1 million, respectively. At March 31, 2023, these loans were also classified as impaired. The $4.9 million increase in aggregate outstanding balances is primarily related to the addition of one TDR commercial and industrial loan of $4.8 million. 13 of the TDR loans continue to perform under the restructured terms through March 31, 2023 and the Company continued to accrue interest on such loans through such date.

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

TDRs may arise in cases where, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Financial Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding OREO, the Company had $265,000 and $359,000 of residential real estate properties in the process of foreclosure at March 31, 2023 and September 30, 2022, respectively. The Company also has one commercial real estate loan held for sale at a carrying value of $13.3 million in process of foreclosure at March 31, 2023. The court entered into a Judgment of Foreclosure with respect to the commercial real estate loan held for sale (i) directing the sale of the property at public auction prior to December 13, 2023, (ii) upon sale of the property, directing the payment to the Company in the sum of approximately $17.2 million plus interest at the note rate from  September 16, 2022 through December 14, 2022 and at the statutory rate of 9% thereafter through the date of the foreclosure sale, (iii) directing that the Company pay for the transfer of the foreclosure sale and (iv) if Malvern is the successful bidder, directing that the Company must place the property back on the market for sale or leasing within 180 days of the foreclosure sale.

The following table presents total TDRs as of March 31, 2023 and September 30, 2022:

			Troubled Debt Restructured
			Loans That Have Defaulted on
	Total Troubled Debt		Modified Terms Within The Past
	Restructurings		12 Months
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
	(Dollars in thousands)
March 31, 2023:
Residential mortgage	16	$2,869	1	$465
Commercial:
Commercial real estate	2	503	—	—
Farmland	1	2,210	—	—
Commercial and industrial	2	5,381	—	—
Consumer:
Second mortgages	2	39	—	—
Total	23	$11,002	1	$465
September 30, 2022:
Residential mortgage	14	2,632	—	—
Commercial:
Commercial real estate	3	594	—	—
Farmland	1	2,213	—	—
Commercial and industrial	1	625	—	—
Consumer:
Second mortgages	1	4	—	—
Total	20	$6,068	—	$—

The following table reports the performing status of all TDR loans as of March 31, 2023 and September 30, 2022. The performing status is determined by a loan’s compliance with the modified terms:

	March 31, 2023		September 30, 2022
		Non-		Non-
	Performing	Performing	Performing	Performing
	(In thousands)
Residential mortgage	$1,866	$1,003	$1,543	$1,089
Commercial:
Commercial real estate	—	503	594	—
Farmland	2,210	—	2,213	—
Commercial and industrial	5,381	—	625	—
Consumer:
Second mortgages	39	—	4	—
Total	$9,496	$1,506	$4,979	$1,089

The following table shows the new TDRs for the six months ended March 31, 2023 and 2022:

	For the Six Months Ended March 31,
	2023			2022
		Pre-	Post-		Pre-	Post-
		Modifications	Modification		Modifications	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	2	$304	$306	1	$482	$482
Commercial:
Commercial real estate	—	—	-	-	-	-
Farmland	—	—	-	-	-	-
Commercial and industrial	1	4,802	4,802	1	504	504
Consumer:
Second mortgages	1	38	39	—	—	—
Total troubled debt restructurings	4	$5,144	$5,147	2	$986	$986

Under Section 4013 of the CARES Act, and separately based upon regulatory guidance promulgated by federal banking regulators (collectively, the “Interagency Statement”), qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19 are not considered to be TDRs. As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. At March 31, 2023, there were two such loan modifications totaling $26.6 million all rated “special mention”. At September 30, 2022, the Company had three COVID-19 modified loans totaling $32.0 million, all of which were rated “special mention”.

The following tables set forth the composition of these loans by loan segments as of March 31, 2023 and September 30, 2022:

	March 31, 2023
	Number of	Loan Modified	Gross	Percentage of Gross Loans
	Loans	Exposure	Loans	Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$163,734	0.00%

Construction and Development:
Residential and commercial	—	—	18,966	0.00%
Land loans	—	—	540	0.00%
Total Construction and Development	—	—	19,506	0.00%

Commercial:
Commercial real estate	2	26,560	402,503	6.60%
Farmland	—	—	13,560	0.00%
Multi-family	—	—	61,272	0.00%
Commercial and industrial	—	—	104,781	0.00%
Other	—	—	10,417	0.00%
Total Commercial	2	26,560	592,533	4.48%

Consumer:
Home equity lines of credit	—	—	13,002	0.00%
Second mortgages	—	—	3,577	0.00%
Other	—	—	2,210	0.00%
Total Consumer	—	—	18,789	0.00%
Total loans	2	$26,560	$794,562	3.34%

	September 30, 2022
	Number of	Loan Modified	Gross	Percentage of Gross Loans
	Loans	Exposure	Loans	Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$175,957	0.00%
Construction and Development:
Residential and commercial	—	—	24,362	0.00%
Land loans	—	—	550	0.00%
Total Construction and Development	—	—	24,912	0.00%
Commercial:
Commercial real estate	3	32,041	406,914	7.87%
Farmland	—	—	11,506	0.00%
Multi-family	—	—	55,295	0.00%
Commercial and industrial	—	—	102,703	0.00%
Other	—	—	13,356	0.00%
Total Commercial	3	32,041	589,774	5.74%
Consumer:
Home equity lines of credit	—	—	13,233	0.00%
Second mortgages	—	—	4,395	0.00%
Other	—	—	2,136	0.00%
Total Consumer	—	—	19,764	0.00%
Total loans	3	$32,041	$810,407	3.95%

Note 8 - Regulatory Matters

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

As of both  March 31, 2023 and  September 30, 2022, the Bank’s current capital levels exceeded the required capital amounts to be considered “well capitalized” and they also met the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules. The Company is not subject to regulatory capital requirements imposed by Basel III on bank holding companies because it is deemed to be a small bank holding company.

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2023 and September 30, 2022:

					Minimum To be Well
					Capitalized
					Under Prompt
			Minimum For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2023
Tier 1 Leverage (Core) Capital (to adjusted assets)	$170,015	17.01%	$39,977	4.00%	$49,971	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	170,015	20.05%	38,160	4.50%	55,119	6.50%
Tier 1 Capital (to risk weighted assets)	170,015	20.05%	50,879	6.00%	67,839	8.00%
Total Risk Based Capital (to risk weighted assets)	179,195	21.13%	67,839	8.00%	84,799	10.00%
As of September 30, 2022
Tier 1 Leverage (Core) Capital (to adjusted assets)	$166,340	16.30%	$40,820	4.00%	$51,025	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	166,340	19.27%	38,836	4.50%	56,096	6.50%
Tier 1 Capital (to risk weighted assets)	166,340	19.27%	51,751	6.00%	69,042	8.00%
Total Risk Based Capital (to riskweighted assets)	175,512	20.34%	69,042	8.00%	86,302	10.00%

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  At March 31, 2023, such derivatives were used to hedge the variable cash flows associated with advances from the Federal Home Loan Bank of Pittsburgh.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates approximately $2.3 million to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 20 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of March 31, 2023 and September 30, 2022:

	March 31, 2023
	Asset derivatives			Liability derivatives
			Statement of			Statement of
	Notional		Financial Condition	Notional		Financial Condition
	Amount	Fair Value	Location	Amount	Fair Value	Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreements	$60,000	$3,023	Other assets	$—	$—	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreements	$43,727	$2,393	Other assets	$43,727	$2,394	Other liabilities

	September 30, 2022
	Asset derivatives			Liability derivatives
			Statement of			Statement of
	Notional		Financial Condition	Notional		Financial Condition
	Amount	Fair Value	Location	Amount	Fair Value	Location
	(In thousands)
Derivatives designated as a hedging instrument:
Interest rate swap agreements	$60,000	$4,017	Other assets	$—	$—	Other liabilities
Derivatives not designated as a hedging instrument:
Interest rate swap agreements	$44,132	$3,711	Other assets	$44,132	$3,712	Other liabilities

The tables below present the derivative assets and liabilities offsetting as of March 31, 2023 and September 30, 2022:

Offsetting of Derivative Assets	(In thousands)
as of March 31, 2023
Gross Amounts Not Offset in the Statements of
Financial Condition
		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset in the	presented in
	Amounts	Statement of	the Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Assets	Condition	Condition	Instruments	Received	Net Amount

Derivatives	$5,416	$—	$5,416	$—	$3,670	$1,746

Offsetting of Derivative Liabilities	(In thousands)
as of March 31, 2023
Gross Amounts Not Offset in the Statements of
Financial Condition
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	presented in
	Amounts	Statement of	the Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Liabilities	Condition	Condition	Instruments	Posted	Net Amount

Derivatives	$2,394	$—	$2,394	$—	$—	$2,394

Offsetting of Derivative Assets	(In thousands)
as of September 30, 2022
Gross Amounts Not Offset in the Statements of
Financial Condition
		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset in the	presented in
	Amounts	Statement of	the Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Assets	Condition	Condition	Instruments	Received	Net Amount

Derivatives	$7,728	$-	$7,728	$—	$4,210	$3,518

Offsetting of Derivative Liabilities	(In thousands)
as of September 30, 2022
Gross Amounts Not Offset in the Statements of
Financial Condition
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	presented in
	Amounts	Statement of	the Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral
	Liabilities	Condition	Condition	Instruments	Posted	Net Amount

Derivatives	$3,712	$-	$3,712	$—	$—	$3,712

The tables below present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Net Income relating to the cash flow derivative instruments for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Amount of Gain (Loss) Recognized	Amount of Gain Reclassified from OCI to
	in OCI on Derivative	Interest Expense
	(In thousands)
Interest rate swap agreements	$(182)	$565
Total derivatives	$(182)	$565

	Three Months Ended March 31, 2022
	Amount of Loss Recognized	Amount of Loss Reclassified from OCI to
	in OCI on Derivative	Interest Expense
	(In thousands)
Interest rate swap agreements	$1,748	$(26)
Total derivatives	$1,748	$(26)

	Six Months Ended March 31, 2023
	Amount of Loss Recognized	Amount of Gain Reclassified from OCI to
	in OCI on Derivative	Interest Expense
	(In thousands)
Interest rate swap agreements	$22	$1,016
Total derivatives	$22	$1,016

	Six Months Ended March 31, 2022
	Amount of Loss Recognized	Amount of Loss Reclassified from OCI to
	in OCI on Derivative	Interest Expense
	(In thousands)
Interest rate swap agreements	$2,142	$(111)
Total derivatives	$2,142	$(111)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of net Income for the three and six months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023
	Consolidated Statements of Net Income	Amount of Gain Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$—
Total		$—

	Three Months Ended March 31, 2022
	Consolidated Statements of Net Income	Amount of Loss Recognized in Income on derivatives
	(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$1
Total		$1

Six Months Ended March 31, 2023
	Consolidated Statements of Income	Amount of Loss Recognized in Income on derivatives
(In thousands)
Derivatives not designated as a hedging instrument:
Interest rate swap agreement	Other income	$—
Total		$—

	Six Months Ended March 31, 2022
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

At March 31, 2023 and September 30, 2022, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. There were no adjustments for nonperformance risk at March 31, 2023 and September 30, 2022. At March 31, 2023 and  September 30, 2022, the Company had no collateral posting requirement against its obligations under these agreements.  If the Company had breached any of these provisions of its contracts, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company monitors and evaluates available data to perform fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date event or a change in circumstances affects the valuation method chosen. There were no changes in valuation techniques or transfers between levels at March 31, 2023 or September 30, 2022.

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2023 and September 30, 2022:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,717	$—	$3,717	$—
State and municipal obligations	10,316	—	10,316	—
Single issuer trust preferred security	946	—	946	—
Corporate debt securities	29,670	—	29,670	—
Mortgage backed securities	2,092	—	2,092	—
U.S. treasury note	1,458	—	1,458	—
Total investment Securities available -for-sale	$48,199	$—	48,199	$—
Equity Securities:
Mutual Funds	1,390	890	—	500
Total equity investment securities	1,390	890	—	500

Derivative instruments	$5,416	$—	$5,416	$—
Liabilities:
Derivative instruments	$2,394	$—	$2,394	$—

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment securities available for sale:
Debt securities:
U.S. government agencies	$3,580	$—	$3,580	$—
State and municipal obligations	9,660	—	9,660	—
Single issuer trust preferred security	946	—	946	—
Corporate debt securities	32,128	—	32,128	—
Mortgage backed securities	2,087	—	2,087	—
U.S. treasury note	1,443	—	1,443	—
Total investment Securities available -for-sale	$49,844	$—	49,844	$—
Equity Securities:
Mutual Funds	1,374	874	—	500
Total equity investment securities	1,374	874	—	500

Derivative instruments	$7,728	$—	$7,728	$—
Liabilities:
Derivative instruments	$3,712	$—	$3,712	$—

The following tables present additional information about the equity securities measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for six months ended March 31, 2023 and March 31, 2022

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2022	$500
Payments received	—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases	—
Transfers in and/or out of Level 3	—
Balance, March 31, 2023	$500

Fair value measurements
using significant
unobservable inputs
(Level 3)
(In thousands)
Balance, October 1, 2021	$500
Payments received	—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases	—
Transfers in and/or out of Level 3	—
Balance, March 31, 2022	$500

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2023 and September 30, 2022:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$200	$—	$—	$200
Impaired loans(1)	13,300	—	—	13,300
Total	$13,500	$—	$—	$13,500

	March 31, 2023
	Fair Value at			Range/(Weighted
	March 31, 2023	Valuation Technique	Unobservable Input	Average)
	(Dollars in thousands)
Other real estate owned	$200	Appraisal of Collateral(2)	Collateral discount(3)	33.6%/(33.6%)
Impaired loans(1)	13,300	Appraisal of Collateral(2)	Collateral discount(3)	(10%-12%)/(10.5%)
Total	$13,500

(1)	There was no specific loan loss allowance related to impaired loans.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Other real estate owned	$259	$—	$—	$259
Impaired loans(1)	13,722	—	—	13,722
Total	$13,981	$—	$—	$13,981

	September 30, 2022
	Fair Value at			Range/(Weighted
	September 30, 2022	Valuation Technique	Unobservable Input	Average)
	(Dollars in thousands)
Other real estate owned	$259	Appraisal of Collateral(2)	Collateral discount(3)	33.6%/(33.6%)
Impaired loans(1)	13,722	Appraisal of Collateral(2)	Collateral discount(3)	(10.4%) – (12%)/(10.5%)
Total	$13,981

(1)	Consisted of three loans with an aggregate balance of $13.7 million and with $54,000 in specific loan loss allowance.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral primarily using comparable sales.
(3)	Appraisals may be adjusted by management for qualitative factors such as time, changes in economic conditions and estimated liquidation expense.

At March 31, 2023 and September 30, 2022, the Company did not have any additions to our mortgage servicing assets.  At March 31, 2023 and September 30, 2022, the Company only sold loans with servicing released.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2023 and September 30, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since  March 31, 2023 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Impaired Loans—Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered Level 3 inputs. At March 31, 2023, one of the Company’s real estate loans totaling $13.3 million classified as held-for-sale was deemed impaired. This loan is fair valued at Level 3 based off an appraisal.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2023 and  September 30, 2022 are presented below:

	March 31, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,455	$31,455	$31,455	$—	$—
Investment securities available-for-sale	48,199	48,199	—	48,199	—
Investment securities held-to-maturity	56,242	49,666	—	49,666	—
Equity investment securities	1,390	1,390	890	—	500
Loans held for sale	13,232	13,232	—	—	13,232
Loans receivable, net	786,000	745,771	—	—	745,771
Accrued interest receivable	4,829	4,829	—	4,829	—
Restricted stock	6,815	6,815	—	6,815	—
Mortgage servicing rights (included in Other Assets)	80	106	—	106	—
Derivatives (included in Other Assets)	5,416	5,416	—	5,416	—
Financial liabilities:
Savings accounts	52,905	52,905	—	52,905	—
Checking and NOW accounts	276,890	276,890	—	276,890	—
Money market accounts	253,672	253,672	—	253,672	—
Certificates of deposit	156,715	158,594	—	158,594	—
Borrowings (excluding sub debt)	75,000	75,135	—	75,135	—
Subordinated debt	25,000	27,075	—	27,075	—
Derivatives (included in Other Liabilities)	2,394	2,394	—	2,394	—
Accrued interest payable	1,246	1,246	—	1,246	—

	September 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$53,267	$53,267	$53,267	$—	$—
Investment securities available-for-sale	49,844	49,844	—	49,844	—
Investment securities held-to-maturity	58,767	50,266	—	50,266	—
Equity investment securities	1,374	1,374	874	—	500
Loans receivable, net	801,854	763,311	—	—	763,311
Loans held for sale	13,780	13,780	—	—	13,780
Accrued interest receivable	4,252	4,252	—	4,252	—
Restricted stock	7,104	7,104	—	7,104	—
Mortgage servicing rights (included in Other Assets)	87	117	—	117	—
Derivatives (included in Other Assets)	7,728	7,728	—	7,728	—
Financial liabilities:
Savings accounts	55,288	55,288	—	55,288	—
Checking and NOW accounts	298,833	298,833	—	298,833	—
Money market accounts	279,699	279,699	—	279,699	—
Certificates of deposit	151,503	153,087	—	153,087	—
Borrowings (excluding sub debt)	80,000	80,022	—	80,022	—
Subordinated debt	25,000	25,045	—	25,045	—
Derivatives (included in Other Liabilities)	3,712	3,712	—	3,712	—
Accrued interest payable	543	543	—	543	—

Note 11 – Comprehensive Income

Other comprehensive income and related tax effects are presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(1,135)	$(2,588)	$(541)	$(2,737)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (1)	1	2	2	4
Fair value adjustments on derivatives	(747)	1,773	(994)	2,252
Other comprehensive loss before taxes	(1,881)	(813)	(1,533)	(481)
Tax effect	393	169	318	98
Total other comprehensive loss	$(1,488)	$(644)	$(1,215)	$(383)

(1)	Amounts are included in interest and dividends on investment securities on the Consolidated Statements of Net Income.

Note 12 – Equity Based Incentive Compensation Plan

The Company maintains the Malvern Bancorp, Inc. 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”), which permits the grant of long-term incentive and other stock and cash awards. The purpose of the 2014 Plan is to promote the success of the Company and the Bank by providing incentives to officers, employees and directors of the Company and the Bank that will link their personal interests to the financial success of the Company and to growth in shareholder value.  The maximum total number of shares of the Company’s common stock available for grants under the 2014 Plan is 400,000.  As of March 31, 2023, there were 266,839 remaining shares available for future grants.

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

The Company granted 6,000 stock options during the six months ended March 31, 2023. The Company did not grant any stock options during the six months ended March 31, 2022. There were no stock options forfeited or expired for the three and six month periods ended March 31, 2023. During the six months ended March 31, 2022, 2,000 stock options were forfeited. Total compensation expense related to stock options granted under the 2014 Plan was $7,000 and $16,000 for the three and six months ended March 31, 2023 respectively, and $9,000 and $18,000 for the three and six months ended March 31, 2022, respectively.

     The Company awarded 10,937 shares of restricted stock during the six months ended March 31, 2023 and 5,131 shares of restricted stock during the six months ended March 31, 2022. There were zero and 2,336 restricted shares forfeited for the six months ended March 31, 2023 and 2022, respectively. The compensation expense related to restricted stock awards was $43,000 and $86,000 for the three and six months ended March 31, 2023, and $47,000 and $86,000 for the three and six months ended March 31, 2022. 3,979 unrestricted shares were issued at a cost of $71,000 for the six months ended March 31, 2023.

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

Stock Options

The following is a summary of stock option activity for the six months ended March 31, 2023

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (In Years)	Value
Outstanding, beginning of year	36,830	$20.24	—	$—
Granted	6,000	$17.86	—	$720
Exercised	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—
Outstanding, at March 31, 2023	42,830	$19.90	6.835	$—
Exercisable, at March 31, 2023	22,430	$21.65	5.194	$—
Nonvested, at March 31, 2023	20,400	$17.99	8.639	$—

The following is a summary of stock option activity for the six months ended March 31, 2022

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (In Years)	Value
Outstanding, beginning of year	32,830	$20.96	—	$1,940
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited/cancelled/expired	2,000	$19.49	—	$—
Outstanding, at March 31, 2022	30,830	$21.05	6.792	$180
Exercisable, at March 31, 2022	17,680	$21.70	5.866	$180
Nonvested, at March 31, 2022	13,150	$20.19	8.037	$—

As of March 31, 2023, there was $68,000 of total unrecognized compensation cost related to unvested stock options under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.10 years.

Restricted Stock Awards

The table below summarizes the activity for the Company’s stock awards outstanding during the six months ended March 31, 2023 and 2022:

		Weighted Average
	Shares	Fair Value
Outstanding, beginning of year	27,417	$19.34
Granted	10,937	$17.69
Vested	8,252	$19.32
Forfeited/cancelled/expired	—	$—
Outstanding, at March 31, 2023	30,102	$18.75

		Weighted Average
	Shares	Fair Value
Outstanding, beginning of year	31,486	$21.10
Granted	5,131	$15.50
Vested	(6,711)	$22.17
Forfeited/cancelled/expired	(2,336)	$20.54
Outstanding, at March 31, 2022	27,570	$19.82

As of March 31, 2023, there was $453,000 of total unrecognized compensation cost related to unvested shares of restricted stock granted under the 2014 Plan.  The cost is expected to be recognized over a weighted average period of 3.28 years.

Note 13 – Deposits

Deposits classified by type with percentages to total deposits at March 31, 2023 and September 30, 2022 consisted of the following:

	March 31,		September 30,
	2023		2022
	(Dollars in thousands)
Balances by types of deposit:
Savings	$52,905	7.15%	$55,288	7.04%
Money market accounts	253,672	34.27	279,699	35.62
Interest-bearing demand	227,228	30.70	240,819	30.66
Non-interest-bearing demand	49,662	6.71	58,014	7.39
	583,467	78.83	633,820	80.71
Certificates of deposit	156,715	21.17	151,503	19.29
Total Deposits	$740,182	100%	$785,323	100%

The total amount of certificates of deposit greater than or equal to $250,000 at March 31, 2023 and September 30, 2022 was $57.8 million and $63.0 million, respectively.  The Company had brokered deposits totaling $21.6 and $19.1 million at March 31, 2023 and September 30, 2022, respectively. Estimated uninsured deposits (in excess of the Federal Deposit Insurance Corporation limit) were $193.1 million and $169.8 million at March 31, 2023 and September 30, 2022 respectively.

Interest expense on deposits consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)
Savings accounts	$19	$12	$34	$24
Money market accounts	698	219	1,100	497
Interest-bearing demand	1,032	323	1,743	780
Certificates of deposit	895	274	1,597	572
Total	$2,644	$828	$4,474	$1,873

As of March 31, 2023, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(In thousands)
Period Ending March 31,
2024	$101,864
2025	42,638
2026	6,955
2027	2,849
2028	829
Thereafter	1,580
Total	$156,715

As of March 31, 2023, the scheduled maturities of certificates of deposits in amounts greater than $250,000 are as follows:

Scheduled Maturities
(In thousands)
Three months or less	$22,818
Over three through six months	5,901
Over six through twelve months	16,929
Over twelve months	12,155
Total	$57,803

Note 14 – Subordinated Debt

On February 7, 2017, the Company issued $25.0 million in aggregate principal amount of its 6.125% fixed-to-floating rate subordinated notes (the “Notes”).  From February 7, 2017 to February 15, 2022, the Notes had a fixed rate of 6.125%.  During the period ended March 31, 2022, the rate on the Notes converted from fixed to a variable interest rate. The rate at March 31, 2023 was 9.01%. All costs related to the issuance of the Notes have been amortized. As of March 31, 2023, the Notes bear interest until the maturity date or early redemption date at a variable rate equal to the then current three-month LIBOR rate plus 414.5 basis points. The Notes were structured to qualify as Tier 2 capital for regulatory purposes, subject to limitations. Per applicable Federal Reserve Rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital is phased out by 20% of the original amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. The Company’s subordinated debt totaled $25.0 million at March 31, 2023.

Note 15 - Contingencies

On January 25, 2021, the Company received notice that the Securities and Exchange Commission (“SEC”) was conducting a non-public investigation (the “Non-Public Investigation”).  As part of the Non-Public Investigation, the SEC subpoenaed documents relating to five commercial loans extended by Malvern Bank in July 2016, July 2017, March 2017, and April 2017, two of which were previously subject to prior period restatements made by the Company in 2020 and 2021.

In April 2023, the Company and its Chief Financial Officer (“CFO”) reached agreements in principle with the SEC Staff to settle, without admitting or denying, potential charges against the Company arising out of the Non-Public Investigation and to pay civil money penalties of $350,000 and $40,000, respectively.  The Company, the CFO, and the SEC Staff are working to document the proposed settlements, which are subject to approval by the SEC Commissioners.  There can be no assurance that the settlements will be finalized and approved by the SEC Commissioners or that any final settlements will not have different terms.  No formal charges have been issued against the Company or its officers in connection with the Non-Public Investigation, nor have the Company or the CFO received a “Wells” notice.  The Company has recorded a $350,000 contingent liability, referred to as a non-recurring expense in the accompanying unaudited financial statements, as of March 31, 2023, related to this Non-Public Investigation.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to lawsuits and involved in ongoing routine legal proceedings related to their operations. When the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts will be recorded. Actual losses may materially differ from the amounts recorded.

Note 16 - Subsequent Events

On May 5, 2023, the Bank took action to reduce overall exposure to a $4.0 million corporate debt security of a regional bank held in its available-for-sale portfolio, which had been impacted by recent market volatility. The security was carried at fair market value at the March 31, 2023 quarter end with an unrealized loss of $1,110,000. The Bank sold $2.0 million worth of the $4.0 million corporate debt security, which resulted in an after-tax loss of $912,000 that will be reflected in the June 30, 2023 financial statements. The remaining unrealized loss still held will be evaluated for other than temporary impairment  as of June 30, 2023.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2023 and September 30, 2022. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following: the impact on our business, operations, financial condition, liquidity, results of operations, prospects and trading prices of our shares arising out of or resulting from the COVID-19 pandemic, and the related increase in FDIC premiums, the effects of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of competition and the acceptance of the Company’s products and services by new and existing customers; the impact of changes in financial services policies, laws and regulations; technological changes; any undersupply or oversupply of inventory and deterioration in values of real estate in the markets in which the Company operates, including residential and commercial; changes in the value of real estate held-for-sale; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters; possible other-than-temporary impairment of securities held by the Company; the effects of the Company’s lack of a widely-diversified loan portfolio, including the risks of geographic and industry concentrations; ability to attract and retain deposits and other sources of liquidity; changes in the competitive environment among financial and bank holding companies and other financial service providers and banks; unanticipated or prolonged litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, that delay the occurrence or non-occurrence of events or results in elevated expenses or unexpected outcomes; changes in the interest rate environment may reduce interest margins or the fair value of financial instruments, or increase the cost of our subordinated debt securities; unexpected loss of key personnel and future to attract and retain talent; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; general economic conditions and real estate valuations may be less favorable than expected; political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; legislative or regulatory changes or actions may adversely affect the businesses in which the Company is engaged; changes and trends in the securities markets may adversely impact the Company; the impact on our business, operations, results of operations and prospects resulting from our pending merger with First Bank could be significant, including the Company’s ability to retain talent in connection with the pendency of the merger; the ability of the Company and First Bank to obtain regulatory approvals and meet other closing conditions to the pending merger on the expected terms and schedule; the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; the outcome of any regulatory or legal investigations and proceedings; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; and the Company’s ability to manage the risk involved in the foregoing.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s 2023 Annual Report filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the ALLL, loans held for sale, fair value measurements, the evaluation of deferred tax assets, the other-than-temporary impairment evaluation of securities, and the valuation of our derivative positions to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in the Company’s 2023 Annual Report and Note 2 of the Notes to the Unaudited Consolidated Financial Statements. There have been no significant changes to the Company’s Critical Accounting Policies as described in its 2023 Annual Report.

Liquidity Sources

Management has reviewed all primary and secondary sources of liquidity in preparation for any unforeseen funding needs due to the COVID-19 pandemic and prioritized such sources based on available capacity, term flexibility, and cost. As of March 31, 2023, the Company had adequate sources of liquidity.

Capital Strength

The Bank’s capital ratios continued to exceed the highest required regulatory benchmark levels. As of March 31, 2023, common equity Tier 1 capital ratio was 20.05%, Tier 1 leverage ratio was 17.01%, Tier 1 risk-based capital ratio was 20.05% and the total risk-based capital ratio was 21.13%.

Deferral and Modification Requests

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As of March 31, 2023, the Company had two COVID-19 modified loans totaling $26.6 million, representing 3.34 percent of loans outstanding as of such date. The COVID-19 loan modifications do not classify as TDRs as they fall under Section 4013 of the CARES Act, as amended, and further details regarding these modifications are provided in the table below. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term.

	March 31, 2023
	Number of	Loan Modified	Gross	Percentage of Gross
	Loans	Exposure	Loans	Loans Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$163,734	0.00%

Construction and Development:
Residential and commercial	—	—	18,966	0.00%
Land loans	—	—	540	0.00%
Total Construction and Development	—	—	19,506	0.00%

Commercial:
Commercial real estate	2	26,560	402,503	6.60%
Farmland	—	—	13,560	0.00%
Multi-family	—	—	61,272	0.00%
Commercial and industrial	—	—	104,781	0.00%
Other	—	—	10,417	0.00%
Total Commercial	2	26,560	592,533	4.48%

Consumer:
Home equity lines of credit	—	—	13,002	0.00%
Second mortgages	—	—	3,577	0.00%
Other	—	—	2,210	0.00%
Total Consumer	—	—	18,789	0.00%
Total loans	2	$26,560	$794,562	3.34%

	September 30, 2022
	Number of	Loan Modified	Gross	Percentage of Gross
	Loans	Exposure	Loans	Loans Modified
		(Dollars in thousands)
Residential mortgage	—	$—	$175,957	0.00%
Construction and Development:
Residential and commercial	—	—	24,362	0.00%
Land loans	—	—	550	0.00%
Total Construction and Development	—	—	24,912	0.00%
Commercial:
Commercial real estate	3	32,041	406,914	7.87%
Farmland	—	—	11,506	0.00%
Multi-family	—	—	55,295	0.00%
Commercial and industrial	—	—	102,703	0.00%
Other	—	—	13,356	0.00%
Total Commercial	3	32,041	589,774	5.74%
Consumer:
Home equity lines of credit	—	—	13,233	0.00%
Second mortgages	—	—	4,395	0.00%
Other	—	—	2,136	0.00%
Total Consumer	—	—	19,764	0.00%
Total loans	3	$32,041	$810,407	3.95%

Certain industries included within our commercial real estate loans were particularly impacted by social distancing, quarantines, and the economic impact of the COVID-19 pandemic. All the three COVID-19 modified commercial real estate loans were hotels.

Results of Operations

Net income available to common shareholders for the three months ended March 31, 2023 amounted to $571,000, or $0.08 per fully diluted common share, an increase of $49,000, or 9.5%, as compared with net income of $522,000, or $0.07 per fully diluted common share, for the three month period ended March 31, 2022. This increase in net income and diluted earnings per share was due to an increase of $122,000, or 21.7%, in total other income, driven by higher earnings on bank owned life insurance of $90,000, and higher service charges and other fees of $37,000. Also impacting net income was a $389,000 reduction in total other expense, driven by a reduction of $1.8 million, or 72.1%, in other operating expense, for the three months ended March 31, 2022, the Company recorded a $395,000 valuation allowance and $1.3 million in real estate tax expense on loans held for sale. These were offset by $550,000 of nonrecurring expenses, $492,000 of merger related expenses and an increase of $220,000 in salaries and employee benefit expenses.  These expense items were offset by $380,000 decrease in net interest income, driven by a higher average cost of total interest bearing liabilities of $2.6 million partially offset by a higher yield on total interest earning assets of $2.2 million. Annualized return on average assets (“ROAA”) was 0.23 percent for the quarter ended March 31, 2023, compared to 0.18 percent for the quarter ended March 31, 2022, and annualized return on average equity (“ROAE”) was 1.53 percent for the quarter ended March 31, 2023, compared with 1.43% for the quarter ended March 31, 2022.

Net income available to common shareholders for the six months ended March 31, 2023 amounted to $2.5 million, or $0.33 per fully diluted common share, a decrease of $60,000, or 2.4%, as compared with net income of $2.5 million, or $0.34 per fully diluted common share, for the six months ended March 31, 2022. This decrease in net income and diluted earnings per share was due to a decrease in other income of $188,000, or 14.6%, combined with an increase in other operating expenses of $77,000, or 0.6%, primarily due to decreased prepayment penalties and service charges on loans during the six months ended March 31, 2023. Offsetting these items was a $216,000, or 1.5%, increase in net interest income income for the six months ended March 31, 2023 driven by higher average yields on interest earning assets of $3.7 million, or 21.8%, partially offset by a $3.5 million, or 116.7%, increase in average cost of total interest bearing liabilities. The annualized ROAA was 0.49% for the six months ended March 31, 2023, compared to annualized ROAA of 0.45% for six months ended March 31, 2022.

 Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which primarily support the loans and investments comprising these assets.

Net Interest Income

The following table presents the components of net interest income for the periods indicated:

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
	(Dollars in thousands)
Interest income:
Loans, including fees	$9,354	$7,628	$1,726	22.63%	$18,504	$15,856	$2,648	16.70%
Investment securities	811	585	226	38.63	1,631	1,076	555	51.58
Dividends, restricted stock	146	16	130	812.50	259	29	230	793.10
Interest-bearing cash accounts	200	75	125	166.67	467	166	301	181.33
Total interest income	10,511	8,304	2,207	26.58	20,861	17,127	3,734	21.80
Interest expense:
Deposits	2,644	828	1,816	219.32	4,474	1,873	2,601	138.87
Short-term borrowings	40	—	40	—	49	—	49	—
Long-term borrowings	547	183	364	198.91	874	420	454	108.10
Subordinated debt	706	339	367	108.26	1,136	722	414	57.34
Total interest expense	3,937	1,350	2,587	191.63	6,533	3,015	3,518	116.68
Net interest income	$6,574	$6,954	$(380)	(5.46)%	$14,328	$14,112	$216	1.53%

Net interest income for the three months ended March 31, 2023 amounted to $6.6 million, a decrease of $380,000, or 5.5%, from $7.0 million for the three months ended March 31, 2022. The decrease was primarily due to increase in average cost of interest- bearing liabilities which was partially offset by an improvement in rate related factors in interest earning assets. The average yield on interest-earning assets increased 104 basis points for the quarter ended March 31, 2023, to 4.39%, when compared to the same period in 2022, primarily due to rising interest rates resulting in additional interest income from net loans and investment securities, which was partially offset by lower average loans. The average rate on interest-bearing liabilities for the quarter ended March 31, 2023 increased 140 basis points to 1.99% compared to the quarter ended March 31, 2022, due to higher interest rates on deposits and borrowings. Net interest margin decreased 6 basis points to 2.75% for the quarter ended March 31, 2023, from 2.81% for the same period in 2022, as a result of the rising interest rate environment.

Net interest income for the six months ended March 31, 2023 amounted to $14.3 million, an increase of $216,000, or 1.5 percent, from $14.1 million for the six months ended March 31, 2022. The increase was primarily due to an improvement in rate related factors in interest earning assets which was partially offset by an increase in average rates in interest bearing liabilities. The average yield on interest-earning assets increased 94 basis points for the six months ended March 31, 2023, to 4.33%, when compared to the same period in 2022, primarily due to rising interest rates resulting in additional interest income from net loans and investment securities, which was partially offset by lower average loans. The average rate on interest-bearing liabilities for the quarter ended March 31, 2023 increased 99 basis points to 1.63% compared to the six months ended March 31, 2022, due to higher interest rates on deposits and borrowings. Net interest margin increased to 2.97% for the six months ended March 31, 2023, from 2.79% for the same period in 2022, as a result of the rising interest rate environment.

Interest Income

       For the three month periods ended March 31, 2023 and 2022, total interest income was $10.5 million and $8.3 million, respectively, representing an increase of $2.2 million, or 26.6%, primarily due to rising interest rates resulting in higher interest income on interest earning assets of $2.4 million, partially offset by lower average volume of interest earning assets of $226,000. The average yield on interest-earning assets increased 104 basis points for the quarter ended March 31, 2023, to 4.39%, compared to 3.35% at the quarter ended March 31, 2022. For the six months ended March 31, 2023, and March 31, 2022, total interest income was $20.9 million and $17.1 million, respectively, representing an increase of $3.7 million, or 21.8%. The average yield on interest-earning assets increased 94 basis points for the six months ended March 31, 2023, to 4.33%, when compared to the same period in 2022. Total interest income increased for the six months ended March 31, 2023, compared to the same period in 2022, primarily due to higher interest income on interest earning assets of $4.5 million, partially offset by lower average volume of interest earning assets of $803,000.

Interest Expense

For the three month period ended March 31, 2023, interest expense increased by $2.6 million, or 191.6%, to $3.9 million, compared to $1.4 million for the three month period ended March 31, 2022. The increase in interest expense is attributable to higher interest rates on deposits and borrowings during the comparable period. Total average interest-bearing liabilities for the three month period ended March 31, 2023 declined $124.1 million, or 13.6%, to $789.9 million, compared to the three month period ended March 31, 2022, and the average rate on interest-bearing liabilities for the three month period ended March 31, 2023 increased 140 basis points to 1.99%, compared to 0.59% for the three month period ended March 31, 2022. For the six months ended March 31, 2023, interest expense increased $3.5 million or 116.7%. to $6.5 million, compared to $3.0 million for the six months ended March 31, 2022.  The increase in interest expense is primarily attributable to interest rate related factors, as the average rate on interest-bearing liabilities increased 99 basis points to 1.63% compared to the same period in 2022.

Variance in Net Interest Income

The following table quantifies the impact on net interest income resulting from changes in average balances and average rates during the periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated to change in rate of each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31,			Six Months Ended March 31,
	2023 and 2022			2023 and 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest Earning Assets:
Loans, including fees	$(347)	$2,073	$1,726	$(1,152)	$3,800	$2,648
Investment securities	112	114	226	337	218	555
Interest-bearing cash accounts	(6)	190	184	(7)	445	438
Dividends, restricted stock	15	56	71	19	74	93
Total interest-earning assets	$(226)	$2,433	$2,207	$(803)	$4,537	$3,734
Interest Bearing Liabilities:
Money Market deposits	$(66)	$545	$479	$(145)	$748	$603
Savings deposits	—	7	7	—	10	10
Certificates of deposits	105	516	621	202	823	1,025
Other interest-bearing deposits	(102)	812	710	(235)	1,198	963
Total interest-bearing deposits	(63)	1,880	1,817	(178)	2,779	2,601
Borrowings and Subordinated debt	232	538	770	331	586	917
Total interest-bearing liabilities	$169	$2,418	$2,587	$153	$3,365	$3,518
Change in net interest income	$(395)	$15	$(380)	$(956)	$1,172	$216

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin (“NIM”) (net interest income as a percentage of average interest-earning assets). All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be. Quarterly rates, yields, spreads, and margins throughout this MD&A are calculated on an annualized basis where appropriate. No tax equivalent adjustments have been made as the amounts are not material.

	Three Months Ended March 31,
	2023			2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$817,973	$9,354	4.57%	$856,937	$7,628	3.56%
Investment securities	108,864	811	2.98%	91,433	585	2.56%
Interest-bearing cash accounts	22,399	200	3.57%	36,452	16	0.18%
Dividends, restricted stock	7,544	146	7.74%	6,263	75	4.79%
Total interest-earning assets(1)	956,780	10,511	4.39%	991,087	8,304	3.35%
Non-interest-earning assets:
Cash and due from banks	1,914			91,651
Bank-owned life insurance	26,465			26,282
Other assets	25,476			25,479
Other real estate owned	256			4,961
Allowance for loan losses	(9,102)			(10,517)
Total non-interest-earning assets	45,009			137,856
Total assets	$1,001,789			$1,128,943
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$239,188	698	1.17%	$341,138	219	0.26%
Savings deposits	52,944	19	0.15%	54,550	12	0.09%
Certificates of deposits	157,718	895	2.27%	114,115	274	0.96%
Other interest-bearing deposits	217,358	1,032	1.90%	319,246	323	0.40%
Total interest-bearing deposits	667,208	2,644	1.59%	829,049	828	0.40%
Borrowings	122,700	1,293	4.22%	84,991	522	2.46%
Total interest-bearing liabilities	789,908	3,937	1.99%	914,040	1,350	0.59%
Non-interest-bearing liabilities:
Demand deposits	50,789			54,502
Other liabilities	11,226			14,249
Total non-interest bearing liabilities	62,015			68,751
Shareholders' equity	149,866			146,152
Total liabilities and shareholders' equity	$1,001,789			$1,128,943
Net interest spread			2.40%			2.76%
Net interest margin			2.75%			2.81%
Net interest income		$6,574			$6,954

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

	Six Months Ended March 31,
	2023			2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
ASSETS
Interest Earning Assets:
Loans, including fees(1)	$821,202	$18,504	4.51%	$885,573	$15,856	3.58%
Investment securities	109,455	1,631	2.98%	83,342	1,076	2.58%
Interest-bearing cash accounts	26,570	467	3.52%	34,594	29	0.17%
Dividends, restricted stock	7,243	259	7.15%	6,484	166	5.12%
Total interest-earning assets(1)	964,470	20,861	4.33%	1,009,993	17,127	3.39%
Non-interest-earning assets:
Cash and due from banks	3,669			98,899
Bank-owned life insurance	26,378			26,202
Other assets	16,132			25,764
Other real estate owned	242			4,961
Allowance for loan losses	(9,102)			(12,357)
Total non-interest-earning assets	37,319			143,469
Total assets	$1,012,358			$1,153,462

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Money Market deposits	$250,929	1,100	0.88%	$354,596	497	0.28%
Savings deposits	53,287	34	0.13%	53,936	24	0.09%
Certificates of deposits	153,839	1,597	2.08%	113,866	572	1.01%
Other interest-bearing deposits	230,543	1,743	1.51%	330,521	780	0.47%
Total interest-bearing deposits	688,598	4,474	1.30%	852,919	1,873	0.44%
Borrowings	114,176	2,059	3.61%	88,493	1,142	2.58%
Total interest-bearing liabilities	802,774	6,533	1.63%	941,412	3,015	0.64%
Non-interest-bearing liabilities:
Demand deposits	50,648			54,294
Other liabilities	9,830			12,813
Total non-interest liabilities	60,478			67,107
Shareholders' equity	149,106			144,493
Total liabilities and shareholders' equity	$1,012,358			$1,153,462

Net interest spread			2.70%			2.75%
Net interest margin			2.97%			2.79%
Net interest income		$14,328			$14,112

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred loan fees and loan discounts.

Other Income

The following table presents the principal categories of other income for the periods indicated:

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
	(Dollars in thousands)
Service charges and other fees	$256	$219	$37	16.89%	$433	$673	$(240)	(35.66)%
Rental income-other	48	48	—	—	97	100	(3)	(3.00)
Net gains on sale and call of investments	—	—	—	—	—	—	—	—
Net gains on sale of loans	6	11	(5)	(45.45)	14	63	(49)	(77.78)
Earnings on bank-owned life insurance	373	283	90	31.80	546	452	94	20.80
Other real estate owned income, net	—	—	—	—	10	—	10	—
Total other income	$683	$561	$122	21.75%	$1,100	$1,288	$(188)	(14.60)%

Other income increased $122,000, or 21.7 percent, to $683,000 for the three month period ended March 31, 2023, compared to $561,000 for the three month period ended March 31, 2022.  The increase in other income was primarily due to an increase in earnings on bank-owned life insurance of approximately $200,000during the quarter ended March 31, 2023.

For the six months ended March 31, 2023, total other income amounted to $1.1 million, a decrease of $188,000, or 14.6%, compared to the six months ended March 31, 2022.  The decrease in total other income was primarily due to a decrease of $240,000 in service charges and other fees, primarily made up of prepayments on commercial loans, and a decrease in net gains on sales of loans of $49,000, partially offset by an increase in earnings on bank owned life insurance of $94,000 during the six months ended March 31, 2023 as compared to the six months ended March 31, 2022.

Other Expense

The following table presents the principal categories of other expense for the periods indicated:

	Three Months Ended March 31,				Six Months Ended March 31,
			Increase	Percent			Increase	Percent
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
	(Dollars in thousands)
Salaries and employee benefits	$2,567	$2,347	$220	9.37%	$5,149	$4,642	$507	10.92%
Occupancy expense	556	546	10	1.83	1,093	1,061	32	3.02
Federal deposit insurance premium	119	71	48	67.61	183	147	36	24.49
Advertising	33	32	1	3.13	65	64	1	1.56
Data processing	299	359	(60)	(16.71)	574	679	(105)	(15.46)
Other real estate owned expense, net	69	—	69	—	—	5	(5)	—
Professional fees	894	868	26	3.00	1,657	1,923	(266)	(13.83)
Merger related expense	492	—	492	—	1,003	—	1,003	—
Pennsylvania shares tax	193	169	24	14.20	320	339	(19)	(5.60)
Non-recurring expense	550	—	550	—	550	—	550	—
Other operating expenses	684	2,453	(1,769)	(72.12)	1,556	3,213	(1,657)	(51.57)
Total other expense	$6,456	$6,845	$(389)	(5.68)%	$12,150	$12,073	$77	0.64%

Other expenses for the three month period ended March 31, 2023 decreased $389,000, or 5.7%, to $6.5 million when compared to the three month period ended March 31, 2022. The decrease was primarily due to a decrease of $1.8 million of other operating expenses for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recorded a $395,000 valuation allowance and $1.3 million in real estate tax expense. The decrease in other operating expense was partially offset by non-recurring expenses of $550,000, consisting of a valuation allowance related to an equity investment in a limited liability company of $200,000 and a contingent liability of $350,000, and merger related expenses of $492,000 consisting of legal and professional related expenses. See Note 15 Contingencies in “Item 1. Financial Statements (unaudited)” of Part 1 of this report for more information on the contingent liability.

Other expenses remained relatively flat for the six months ended March 31, 2023 compared to the six months ended March 31, 2022. Other expenses amounted to $12.2 million, an increase of $77,000, compared to $12.1 million for the six months ended March 31, 2022. Changes noted during the period were consistent with those noted during the three month periods ending March 31, 2023 and 2022.

Income Taxes

The Company recorded income tax expense of $230,000 during the three month period ended March 31, 2023, compared to $148,000 for the three month period ended March 31, 2022. The effective tax rates for the Company for the three month periods ended March 31, 2023 and March 31, 2022 were 28.7% and 22.1%, respectively. The effective tax rate includes discrete tax items related to non-deductible merger-related expenses and contingent liability recognized in the current three month period ended March 31, 2023.

For the six months ended March 31, 2023, the Company recorded income tax expense of $799,000, compared to $788,000 for the six months ended March 31, 2022. The effective tax rates for the Company for the six month periods ended March 31, 2023 and March 31, 2022 were 24.4% and 23.7%, respectively.

Investment Portfolio

For the three months ended March 31, 2023, the average volume of investment securities increased by $17.4 million to approximately $108.9 million, or 11.4% of average earning assets, from $91.4 million, or 9.2% of average earning assets, for the three months ended March 31, 2022. During the six months ended March 31, 2023, the average volume of investment securities increased by $26.1 million to $109.5 million, or 11.3% of average earning assets, from $83.3 million, or 8.3% of average earning assets for the six months ended March 31, 2022. At March 31, 2023, the total investment portfolio amounted to $105.8 million, a decrease of $4.2 million, or 3.8%, from September 30, 2022. This decrease in the investment portfolio was primarily due to amortization, maturities, calls and partial calls. At March 31, 2023, the principal components of the investment portfolio were government agency obligations, federal agency obligations, including mortgage-backed securities, obligations of U.S. states and political subdivisions, one U.S. treasury note, corporate bonds and notes, a trust preferred security, and taxable mutual funds.

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

         Net loans, which excludes loans held-for-sale, decreased by $15.9 million,  or 2.0%, to $786.0 million at March 31, 2023, when compared to September 30, 2022.  The decrease was driven by decrease in construction loans by $5.4 million, or 21.7%, residential loans by $12.2 million, or 6.9%, and consumer loans by $974,000, or 4.9%, partially offset by an increase of $2.8 million, or 0.5%, in commercial loans. Loans held-for-sale amounted to $13.2 million at March 31, 2023, compared to $13.8 million at September 30, 2022.

At March 31, 2023 the Company had $136.8 million in overall undisbursed loan commitments, which consisted primarily of available usage from active construction facilities, unused commercial lines of credit, and home equity lines of credit.

Average loan balances of our total loans decreased $39.0 million or 4.6%, for the three months ended March 31, 2023 as compared to the same period in fiscal year 2022, while the average yield on loans increased by 101 basis points for the three months ended March 31, 2023 compared to the same period in fiscal year 2022. The decrease in average total loan volume was primarily due to increased paydowns and payoff activity. During the three month period ended March 31, 2023 compared to 2022, the rate-related factors increased interest income on loans by $2.4 million while the volume related factors decreased interest income $226,000 during the period.

Average loan balances decreased $64.4 million, or 7.3%, for the six months ended March 31, 2023, as compared to the same period in fiscal year 2022, while the average yield on loans increased by 93 basis points for the six months ended March 31, 2023, compared with the same period in fiscal year 2022. The decrease in average total loan volume was primarily due to increased paydowns and payoff activity. During the six month period ended March 31, 2023 compared to 2022, the rate-related factors increased interest income on loans by $3.8 million while the volume related factors decreased interest income $1.2 million during the period.

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

The ALLL at March 31, 2023 amounted to $9.1 million, or 1.15% of total gross loans excluding loans held-for-sale, compared to $9.1 million, or 1.12% of total gross loans excluding loans held-for-sale, at September 30, 2022. The Company did not record a provision for loan losses for the quarters ended March 31, 2023 or 2022. Net charge-offs were were $1,000 for the three months ended March 31, 2023 while net recoveries were $8,000 for the six months ended March 31, 2023. Net charge-offs were $736,000 and $2.2 million for the three and six months ended March 31, 2022, respectively. The decrease is reflective of low charge-offs recorded during the March 31, 2023 period.

         We may continue to experience periodic charge-offs in the future as exit strategies with respect to certain of our loans are considered and executed. Loans with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios. The level of the ALLL for the respective periods reflects the credit quality within the loan portfolio, the loan volume recorded or lost during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2023 was adequate to cover losses inherent in the loan portfolio. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the ALLL.

Changes in the ALLL are presented in the following table for the periods indicated:

	Six Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Average loans outstanding, excluding held for sale	$808,871	$856,937
Total gross loans at end of period	$794,562	$808,037
Analysis of the Allowance of Loan Losses:
Balance at beginning of period	$9,090	$11,472

Charge-offs:
Commercial:
Commercial real estate	—	—
Commercial and industrial	—	2,194
Consumer:
Second mortgages	8	106
Other	—	—
Total charge-offs	8	2,300
Recoveries:
Residential Mortgage	6	1
Commercial:
Commercial real estate	3	76
Commercial and industrial	1	1
Consumer:
Home equity lines of credit	1	1
Second mortgages	5	50
Second mortgages	—	—
Total recoveries	16	129
Net (recoveries) charge-offs	(8)	2,171
Provision for loan losses	—	—
Balance at end of period	$9,098	$9,301
Ratios:
Ratio of allowance for loan losses to non-performing loans	903.48%	842.48%
Ratio of net charge-offs to average loans outstanding (1)	0.00%	0.49%
Ratio of net charge-offs (recoveries) to total allowance for loan losses	(0.09)%	23.34%

(1)	Annualized

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

The following table sets forth, as of the dates indicated, the amount of the Company’s non-accrual loans, accruing loans past due 90 days or more and OREO:

	March 31,	September 30,
	2023	2022
	(In thousands)
Non-accruing loans:
Non-accrual loans	$1,007	$753
Accruing loans more than 90 days past due	673	243
Total non-performing loans	1,680	996
OREO	200	259
Total non-performing assets	$1,880	$1,255

Non-accrual loans totaled $1.0 million at March 31, 2023 and $753,000 at September 30, 2022. The increase in non-accrual loans was primarily due to addition of two residential loans with a combined carrying value of  $569,000 during the six months ended March 31, 2023 which was offset in part by two residential loans with a combined carrying value of $187,000 moving out of non-accrual status as they were sold through foreclosure, and one consumer loan with a carrying value of $35,000 returning to accrual status during the quarter. OREO was $200,000 at March 31, 2023 compared to $259,000 at September 30, 2022. The adjustment to the fair value of the OREO was based on a contract for sale of the property that was executed during the three months ended March 31, 2023 and expected to settle during the third fiscal quarter ending June 30, 2023.

Troubled debt restructured (“TDR”) loans were $11.0 million at March 31, 2023, and $6.1 million at September 30, 2022. The increase is primarily related to one new $4.8 million commercial and industrial loan that was modified during the period.

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

         Special mention loans amounted to $27.1 million and $32.7 million at March 31, 2023 and September 30, 2022 respectively. Substandard loans were $11.3 million and $11.4 million at March 31, 2023 and September 30, 2022, respectively. Our loans that have been identified as special mention or substandard are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

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

At March 31, 2023, the Company reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.25:1.00 at the cumulative one-year position. Based on current rising interest rate environment, that at the current time is estimated to continue through the first half of calendar year 2023, emphasis will be on controlling liability costs and duration in our efforts to insulate the net interest spread for a potential future decline in rates.

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

Additionally, liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio from the temporary curtailment of lending activities. At March 31, 2023, the Company had $31.5 million in cash and cash equivalents compared to $53.3 million at September 30, 2022. Our available for sale investment securities amounted to $48.2 million at March 31, 2023 compared to $49.8 million at September 30, 2022. In addition, the Company had $150 million FHLB line of credit available for both periods ended March 31, 2023 and September 30, 2022, respectively.

Deposits

Total deposits decreased $45.1 million, or 5.7 percent, from $785.3 million at September 30, 2022 to $740.2 million at March 31, 2023. The decrease in deposits was primarily related to a reduction of $26.0 million in money market deposits and $13.6 million in interest-bearing demand deposits, a $8.4 million decline in non-interest-bearing deposits and a decrease of $2.4 million in savings, partially offset by an increase of $5.2 million in time deposits. Non-interest-bearing core deposits; interest-bearing core deposits, savings, money market; and time deposits represent approximately 7%, 72%, and 21% of total deposits, respectively, as of March 31, 2023.

Time deposits $250,000 and over decreased $5.2 million as compared to September 30, 2022. Time deposits $250,000 and over represented 7.8% of total deposits at March 31, 2023 compared to 8.0% at September 30, 2022. Brokered deposits were $21.6 million and $19.1 at March 31, 2023 and September 30, 2022 respectively. Estimated uninsured deposits (in excess of the Federal Deposit Insurance Corporation limit) were $193.1 million and $169.8 million at March 31, 2023 and September 30, 2022 respectively. At those dates, the Bank had no deposits that were otherwise uninsured.

The Company continues to focus on the maintenance and development of its deposit base to align with its funding requirements and liquidity needs, but with an emphasis on serving the needs of its communities to provide a long-term relationship base to efficiently compete for and retain deposits in its market.

The following table depicts the Company’s deposits classified by type, with percentages to total deposits, at March 31, 2023 and September 30, 2022:

	March 31,		September 30,
	2023		2022		Dollar
	Amount	Percentage	Amount	Percentage	Change
Balances by types of deposit:	(Dollars in thousands)
Savings	$52,905	7.15%	$55,288	7.04%	$(2,383)
Money market accounts	253,672	34.27	279,699	35.62	(26,027)
Interest bearing demand	227,228	30.70	240,819	30.66	(13,591)
Non-interest bearing demand	49,662	6.71	58,014	7.39	(8,352)
	583,467	78.83	633,820	80.71	(50,353)
Certificates of deposit	156,715	21.17	151,503	19.29	5,212
Total	$740,182	100.00%	$785,323	100.00%	$(45,141)

Borrowings

Advances from FHLB Pittsburgh are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with these advances. As of March 31, 2023 and September 30, 2022, the Company’s outstanding balance of FHLB Pittsburgh advances totaled $75.0 million and $80.0 million, respectively. Of the $75.0 million in advances, all are short-term fixed-rate advances except $60.0 million of advances that are hedged to terms ranging from 1 - 2 years with a rolling 90-day maturity.

The Company did not purchase any securities under agreements to repurchase as a short-term funding source during the quarters ended March 31, 2023 or 2022.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Company’s operating, investing, and financing activities. During the six months ended March 31, 2023, cash and cash equivalents decreased by $21.8 million from the balance at September 30, 2022. Net cash of $7.6 million was provided by operating activities. Net cash provided by investing activities amounted to $20.0 million primarily due to decrease in loans of $16.4 million combined with $3.4 million of investment securities. Net cash used in financing activities amounted to $49.5 million, which was primarily attributable to decrease in deposits of $45.1 million combined with repayment of borrowings of $5.0 million.

Shareholders’ Equity

Total shareholders’ equity amounted to $147.9 million, or 14.8% of total assets, at March 31, 2023, compared to $146.4 million, or 14.0% of total assets, at September 30, 2022. Book value per common share was $19.35 at March 31, 2023, compared to $19.18 at September 30, 2022.

	March 31,	September 30,
	2023	2022
	(In thousands, except for per share data)
Shareholders’ equity	$147,926	$146,445
Book value per common share	$19.35	$19.18

Capital

At March 31, 2023, the Bank’s common equity Tier 1 capital ratio was 20.05%, Tier 1 leverage ratio was 17.01%, Tier 1 risk-based capital ratio was 20.05% and the total risk-based capital ratio was 21.13%.  At September 30, 2022, the Bank’s common equity Tier 1 capital ratio was 19.27%, Tier 1 leverage ratio was 16.30%, Tier 1 risk-based capital ratio was 19.27% and the total risk-based capital ratio was 20.34%. At March 31, 2023, the Bank was in compliance with all applicable regulatory capital requirements.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the six months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

See Note 15 Contingencies to the condensed consolidated financial statements included in "Item 1. Financial Statements (unaudited)" of Part 1 of this report, which is incorporated by reference into this Item 1 of Part II.

Item 1A - Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors” in the 2023 Annual Report.  The following represents a material change in our risk factors from those disclosed in Part I - Item 1A, “ Risk Factors” in the 2023 Annual Report. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on the Company’s operations and/or stock price.

     The recent high-profile bank failures and related negative media attention have generated significant market volatility among publicly-traded bank holding companies and, in particular, regional, as well as community banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to withdraw their deposits and maintain such deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, NIM, capital and results of operations. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. There is no guarantee that any anticipatory or mitigating actions we may take will be successful or sufficient in the event of sudden liquidity needs.

     In connection with the high-profile bank failures mentioned above, uncertainty and concern have been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly, nor is there a guarantee that such regulators will make these same assurances with respect to any additional banks that might fail. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially our results of operations. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Company’s stock during the quarter ended March 31, 2023.

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

May 12, 2023	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

May 12, 2023	By:	/s/ Joseph D. Gangemi
Joseph D. Gangemi
Executive Vice President and Chief Financial Officer